Form 10-Q
period 1996-03-31
GLENBOROUGH REALTY TRUST INC
filed 1996-05-16
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q
          (Mark One)
          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1996

                                          OR
          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


                            Commission file number 1-14162



                        GLENBOROUGH REALTY TRUST INCORPORATED
                (Exact name of Registrant as specified in its charter)

                      Maryland                            94-3211970
           (State or other jurisdiction                (I.R.S. Employer
         of incorporation or organization)           Identification No.)


             400 South El Camino Real,
         Suite 1100 San Mateo, California
                  (415) 343-9300                          94402-1708
      (Address of principal executive offices             (Zip Code)
               and telephone number)

                Securities registered under Section 12(b) of the Act:

                                                       Name of Exchange
               Title of each class:                  on which registered:
           Common Stock, $.001 par value           New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act: None



                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes   X      No



          As of May 10, 1996, 5,753,709 shares of Common Stock ($.001 par value) were outstanding.

                                        INDEX
                        GLENBOROUGH REALTY TRUST INCORPORATED

                                                                   Page No.
          PART I    FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements of
                    Glenborough Realty Trust Incorporated
                    and Combined Financial Statements of
                    the GRT Predecessor Entities (Unaudited
                    except for the Consolidated Balance
                    Sheet at December 31, 1995):

                      Consolidated Balance Sheets at
                      March 31, 1996 and December 31, 1995             4

                      Consolidated and Combined Statements
                      of Income for the three months ended
                      March 31, 1996 and 1995                          5

                      Consolidated and Combined Statements
                      of Equity for the three months ended
                      March 31, 1996 and 1995                          6

                      Consolidated and Combined Statements
                      of Cash Flows for the three months
                      ended March 31, 1996 and 1995                   7-8

                      Notes to Consolidated Financial
                      Statements                                     9-15

                    Consolidated Financial Statements of
                    Glenborough Hotel Group (Unaudited):

                      Consolidated Balance Sheet at
                      March 31, 1996                                  16

                      Consolidated Statement of Income for
                      the three months ended March 31, 1996           17

                      Consolidated Statement of Equity for
                      the three months ended March 31, 1996           18

                      Consolidated Statement of Cash Flows
                      for the three months ended
                      March 31, 1996                                  19

                      Notes to Consolidated Financial
                      Statements                                     20-23

                                        INDEX
                        GLENBOROUGH REALTY TRUST INCORPORATED


                                                                   Page No.
          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations:

                      Glenborough Realty Trust Incorporated         24-28

                      Glenborough Hotel Group                       29-30


          PART II   OTHER INFORMATION

          Item 1.   Legal Proceeding                                31-33

          Item 5.   Other Information                                33

          Item 6.   Exhibits and Reports on Form 8-K                 33

          SIGNATURES                                                 34

          Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                        GLENBOROUGH REALTY TRUST INCORPORATED
                             CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share amounts)
                                     (Unaudited)

                                                   March 31,   December 31,
                                                     1996          1995
          ASSETS                                   --------     ---------
           Rental property, net of accumulated
             depreciation of $25,312 and $24,877
             in 1996 and 1995, respectively      $  74,300     $  77,574
           Property held for sale, net of
            accumulated depreciation of $378 in
            1996                                     2,570           ---
           Investments in Associated Companies
             and Glenborough Partners                6,577         5,763
           Investments in management contracts
             and other, net                            433           484
           Mortgage loans receivable, net of
             provision for loss of $863 in 1996
             and 1995                                7,451         7,465
           Cash and cash equivalents                 1,326         4,587
           Prepaid consolidation costs                 ---         6,082
           Prepaid litigation costs                    ---         1,155
           Other assets                              2,605         2,630
                                                  --------      --------
              TOTAL ASSETS                       $  95,262     $ 105,740
                                                  ========      ========
          LIABILITIES
           Mortgage loans                        $  23,616     $  23,685
           Secured bank line                        10,000        10,000
           Investor notes payable                      ---         2,483
           Other liabilities                         3,939         5,982
                                                  --------      --------
             Total liabilities                      37,555        42,150
                                                  --------      --------
          MINORITY INTEREST                          8,063         7,962

          STOCKHOLDERS' EQUITY
           Common stock (5,753,709 shares
            issued and outstanding)                      6             6
           Additional paid-in capital               55,622        55,622
           Retained earnings (deficit)              (5,984)          ---
                                                  --------      --------
             Total stockholders' equity             49,644        55,628
                                                  --------      --------
              TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY              $  95,262     $ 105,740
                                                  ========      ========

                     The accompanying notes are an integral part
                            of these financial statements.

                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES
                    CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                  For the three months ended March 31, 1996 and 1995
                       (in thousands, except per share amounts)
                                     (Unaudited)

                                              Glenborough           GRT
                                              Realty Trust      Predecessor
                                              Incorporated       Entities
                                              Consolidated       Combined
                                             March 31, 1996   March 31, 1995
                                              ------------     ------------
        REVENUES
            Rental revenue                      $  3,589          $  3,928
            Fees and reimbursements
              (including $66 and
              $1,264 to affiliates
              in 1996 and 1995)                       66             3,707
            Interest and other income                191               918
            Equity in earnings of
              Associated Companies                   425               ---
                                                --------          --------
                Total revenue                      4,271             8,553
                                                --------          --------
        OPERATING EXPENSES
            Operating expenses                     1,017             1,457
            General and administrative               281             3,678
            Depreciation and amortization            897             1,061
            Interest expense                         722               503
                                                --------          --------
                  Total operating expense          2,917             6,699
                                                --------          --------
        Income from operations before
         provision for income taxes
         and minority interest                     1,354             1,854
        Provision for income taxes                   ---              (160)
        Minority interest                           (101)              ---
                                                 -------          --------
        Net income before Consolidation
         costs                                     1,253             1,694

        Consolidation costs                       (6,082)              ---
        Litigation costs                          (1,155)              ---
                                                --------          --------
        Net income (loss)                      $  (5,984)        $   1,694
                                                ========          ========
        Net income per share before
         Consolidation costs                   $    0.22
                                                ========
        Net loss per share                     $   (1.04)
                                                ========
        Weighted average shares
         outstanding                           5,753,709
                                               =========

                     The accompanying notes are an integral part
                            of these financial statements.

                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES
                    CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
                  For the three months ended March 31, 1996 and 1995
                                    (in thousands)
                                      (Unaudited)



                                            GRT Predecessor Entities Combined

- - ----------------------------------------------------------------
                                                            Add-    Receivable
                                                          itional      from
Retained
                           General    Limited   Common    Paid-in     Stock-
Earnings
                           Partner   Partners    Stock    Capital     holder
(Deficit)   Total
                           ------     -------   -------   -------    -------
- - -------    -----
      BALANCE at
       December 31, 1994  $(1,730)   $85,337   $     5     $ 6,613   $(8,763)
$ (904)  $80,558
      Distributions            (8)      (956)      ---         ---       ---
   ---      (964)

      Redemption of shares    ---        ---        (2)     (6,613)      ---
(4,002)  (10,617)

      Repayment of
       Stockholder
       advances, net          ---        ---       ---         ---     8,763
   ---     8,763
      Net income               11      1,001       ---         ---       ---
   682     1,694
                           ------     ------    ------      ------    ------
- - ------    ------
      BALANCE at
       March 31, 1995     $(1,727)   $85,382   $     3     $   ---   $   ---
$(4,224)  $79,434
                           ======     ======    ======      ======    ======
======    ======

                                            Glenborough Realty Trust
Incorporated

- - -----------------------------------------------
                                         Common Stock       Add -
                                       -----------------   itional   Retained

                                                    Par    Paid-in   Earnings

                                       Shares     Value    Capital   (Deficit)
 Total
                                        -----     -----    -------    -------
 -----
      BALANCE at
       December 31, 1995                5,754    $    6    $55,622    $   ---
$55,628

      Net income                          ---       ---        ---     (5,984)
(5,984)
                                      -------   -------    -------    -------
- - -------
      Balance at
       March 31, 1996                   5,754    $    6    $55,622    $(5,984)
$49,644
                                      =======   =======    =======    =======
=======





                              The accompanying notes are an integral part
                                    of these financial statements.

                         GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES
                   CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
                  For the three months ended March 31, 1996 and 1995
                                    (in thousands)
                                     (Unaudited)


                                              Glenborough         GRT
                                             Realty Trust     Predecessor
                                             Incorporated      Entities
                                             Consolidated      Combined
                                            March 31, 1996  March 31, 1995
                                             ------------    ------------
          Cash flows from operating
            activities:

            Net income (loss)                $   (5,984)       $   1,694
            Adjustments to reconcile net
             income (loss) to net cash
             used for operating
             activities:
              Depreciation and amortization         897            1,061
              Amortization of loan fees              36               23
              Minority interest in income
               from operations                      101              ---
              Equity in earnings of
                Associated Companies               (425)             ---
              Consolidation costs                 6,082              ---
              Litigation costs                    1,155              ---
              Changes in certain assets and
                liabilities, net                 (2,169)         (15,589)
                                               --------         --------
              Net cash used for operating
               activities                          (307)         (12,811)
                                               --------         --------
          Cash flows from investing
            activities:

            Additions to rental property            (27)          (2,459)
            Principal receipts on mortgage
              loans receivable                       14              415
            Investment in Associated Companies     (389)             ---
                                               --------         --------
              Net cash used for investing
               activities                          (402)          (2,044)
                                               --------         --------








                                    - continued -

                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES
            CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS - continued
                  For the three months ended March 31, 1996 and 1995
                                    (in thousands)
                                     (Unaudited)

                                             Glenborough         GRT
                                            Realty Trust     Predecessor
                                            Incorporated      Entities
                                            Consolidated      Combined
                                           March 31, 1996  March 31, 1995
                                            ------------    ------------
          Cash flows from financing
           activities:

            Repayment of borrowings                (69)           (1,043)
            Payment of investor notes           (2,483)              ---
            Payments from Stockholder, net         ---             8,763
            Distributions                          ---              (964)
            Redemption of shares                   ---           (10,617)
                                              --------          --------
                Net cash used for
                  financing activities          (2,552)           (3,861)
                                              --------          --------
          Net decrease in cash and cash
            equivalents                         (3,261)          (18,716)

          Cash and cash equivalents, at
            beginning of period                  4,587            23,929
                                              --------          --------
          Cash and cash equivalents, at
            end of period                     $  1,326          $  5,213
                                              ========          ========
          Supplemental disclosure of
           cash flow information:

            Cash paid for interest            $    509          $    480
                                              ========          ========















                     The accompanying notes are an integral part
                            of these financial statements.

                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Note 1.   ORGANIZATION
                    ------------
          Glenborough Realty Trust Incorporated (the "Company") was organized in the State of Maryland on August 26, 1994. It is the intent of the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company completed a Consolidation with certain associated public California limited partnerships and other entities engaged in real estate activities (the "GRT Predecessor Entities") through an exchange of assets of the GRT Predecessor Entities for 5,753,709 shares of Common Stock of the Company. Proxy materials were mailed to the limited partners of the GRT Predecessor Entities on October 29, 1995. The Solicitation period expired on December 28, 1995, and the Consolidation occurred on December 31, 1995. The Company commenced operations on January 1, 1996.

          To maintain the Company's qualification as a REIT, no more than 50% in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company's Charter provides for certain restrictions on the transfer of the Common Stock to prevent further concentration of stock ownership.

          The Company, through several subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company s major consolidated subsidiary, in which it holds a 1% general partner and an 85.37% limited partner interest in Glenborough Properties, L.P. (the "Operating Partnership"). The Operating Partnership, directly and through various subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 36 real estate projects and 2 notes receivable. The remaining 13.63% limited partnership interest in the Operating Partnership is owned by GPA, Ltd., an affiliated partnership which exchanged certain of its assets for an interest in the Operating Partnership.

          The Company also holds 100% of the non-voting preferred stock of three Associated Companies:

          ** Glenborough Corporation (formerly known as Glenborough Realty Corporation) ("GC") is the general partner of nine partnerships and provides asset and property management services for these nine partnerships and two partnerships for which an affiliate serves as general partner (the "Controlled Partnerships"). It

                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          also  provides  property   management  services  for   a  limited
          portfolio of property owned by unaffiliated third parties.

          ** Glenborough Inland Realty Corporation ("GIRC") provides partnership administration, asset management, property management and development services under a long term contract to an additional group of partnerships which include six public and one private partnerships.

          **Glenborough Hotel Group ("GHG") leases the three Country Suites By Carlson hotels owned by the Company and operates them for its own account. It also operates three Country Suites By Carlson hotels owned by the Controlled Partnerships, and operates two resort condominium hotels.

          The Associated Companies are accounted for using the equity method.

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of March 31, 1996 and for the period then ended.

          Reclassification - Certain 1995 balances have been reclassified to conform with the current year presentation.

          Note 2.   REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These  unaudited   financial  statements   should   be  read   in
          conjunction with the Notes to Financial Statements included in the 1995 audited financial statements.

          Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                    ------------------------------------------
          Basis of Presentation -
          The accompanying financial statements present the consolidated financial position of the Company as of March 31, 1996 and December 31, 1995, the consolidated statements of income and cash flows of the Company for the three months ended March 31, 1996 and the combined statements of income and cash flows of the GRT Predecessor Entities for the three months ended March 31, 1995, as the Consolidation transaction discussed in Note 1 above was not effective until December 31, 1995. All intercompany transactions, receivables and payables have been eliminated in consolidation and combination.

                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Pervasiveness of Estimates -
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

          Income Taxes -
          The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to Federal income tax to the extent that it distributes at least 95% of its REIT taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

          Certain of the Company's predecessors were subject to income taxes, provisions for such taxes have been included in the accompanying combined results of operations of the GRT Predecessor Entities.

          Note 4.   INVESTMENTS  IN  ASSOCIATED  COMPANIES AND  GLENBOROUGH
                    -------------------------------------------------------
                    PARTNERS
                    --------
          The Compan' s investments in the Associated Companies are accounted for on the equity method as the Company has significant ownership interests but does not own any voting interests. The Company records earnings on its investments in the Associated Companies equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based upon cash flow allocation percentages. Dividends received from the Associated Companies are recorded as a reduction of the Company s investments. The Company's investment in Glenborough Partners ("GP") is accounted for on the cost method as the Company has minimal ownership interest in the partnership.

                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          As of  March 31, 1996 and  December 31, 1995 the  Company had the
          following  investments  in   Associated  Companies  and  GP   (in
          thousands):

                                   GC         GIRC         GHG          GP
  Total
                                ---------   ---------   ---------   ---------
- - ---------
            Investment at
             December 31,
             1995               $  (109)    $ 3,919      $ 1,368     $   585
 $ 5,763

            Cash contribution        94          95          200         ---
     389

            Equity in
             earnings                61         320           44         ---
     425
                                 ------      ------       ------      ------
  ------
            Investment at
             March 31,
             1996               $    46     $ 4,334      $ 1,612     $   585
 $ 6,577
                                 ======      ======       ======      ======
  ======

                                                                       3.9%
                                 100%        100%        100%          Limited
            Nature of            Preferred   Preferred   Preferred     partner
             investment          stock       stock       stock         interest


          On April 23, 1996, the boards of directors of the Associated Companies declared the following respective dividends to be made in April 1996 (in thousands):

                                               GC         GIRC         GHG
  Total
                                            ---------   ---------   ---------
- - ---------
            Preferred dividends
             to the Company                  $    4       $    4      $    7
 $    15

            Additional dividends
             to the Company                     127          481          32
     640
                                             ------       ------      ------
  ------
            Total dividends
             to the Company                     131          485          39
     655

            Dividends to others                   7           25          11
      43
                                             ------       ------      ------
  ------
            Total dividends                  $  138       $  510     $    50
 $   698
                                             ======       ======      ======
  ======

            Financial statements and notes thereto of Glenborough Hotel Group follow Note 11 of the Company's Notes to Financial Statements.

                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Note 5.    PREPAID CONSOLIDATION AND LITIGATION COSTS
                     ------------------------------------------
          Prepaid consolidation costs at December 31, 1995 included the costs of mailing and printing the Prospectus/Consent Solicitation Statement, any supplements thereto or other documents related to the Consolidation, the costs of the Information Agent, Investor brochure, telephone calls, printing, postage, travel, meetings, legal and other professional fees related to the solicitation of consents, as well as reimbursement of costs incurred by brokers and banks in forwarding the Prospectus/Consent Solicitation Statement to Investors. The entire balance of prepaid consolidation costs was expensed as of January 1, 1996.

          Prepaid litigation costs at December 31, 1995 included the legal fees incurred in connection with defending two class action complaints filed by investors in certain of the GRT Predecessor Entities as well as an accrual for the amount of the settlement that the plaintiff's counsel in one case was requesting be awarded by the court. The entire balance in prepaid litigation costs was expensed as of January 1, 1996.

          It is management's position that the cases are without merit and management intends to pursue a vigorous defense in both cases. Although, given the inherent uncertainties of litigation, no assurance can be made as to the outcome of these complaints.

          Note 6.   INVESTOR NOTES PAYABLE
                    ----------------------
          Included in the proxy to approve or disapprove the Consolidation, was the option on the part of the investors to choose notes (the "Notes") in lieu of shares of Common Stock. However, the Company reserved the option to pay cash in lieu of issuing Notes. In the vote approving the consolidation, investors elected to receive Notes in the aggregate amount of $2,483,000, which represented an unsecured obligation of the Company at December 31, 1995. The Company exercised its option to pay cash in lieu of issuing Notes, and on January 29, 1996, the Company paid the notes in full, along with accrued interest thereon.

          Note 7.   RELATED PARTY TRANSACTIONS
                    --------------------------
          Fee and reimbursement income earned by the Company and the GRT Predecessor Entities from related partnerships totaled $66,000 and $1,264,000 for the three months ended March 31, 1996 and 1995, respectively.

                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Note 8.   STOCK COMPENSATION PLAN
                    -----------------------
          Subject to stockholder approval, the Board of Directors of the Company has adopted an incentive stock compensation plan (the "Incentive Plan") to enable certain executive officers and key employees of the Company and others to participate in the ownership of the Company. No option awards under the Incentive Plan were made during the quarter.

          Shares of Common Stock will be reserved for issuance under the Incentive Plan which will equal the greater of 680,000 shares of Common Stock, or ten percent (10%) of the total number of shares of Common Stock outstanding, as of each December 31 of the preceding twelve-month period, which includes 60,000 shares which may be granted directly. The Incentive Plan is subject to approval by the Stockholders and is scheduled to remain in effect for 10 years unless terminated prior to such time by the Board of Directors.

          In addition to the Incentive Plan, the Company intends to adopt other types of compensation plans for its directors, executive officers and employees.

          Note 9.   COMMITMENTS AND CONTINGENCIES
                    -----------------------------
          Litigation - The Company and the Associated Companies are defendants in certain legal proceedings stemming from the
          Consolidation and prior restructuring transactions. The complaints allege, among other things, that the valuation of the Associated Companies was excessive and that the interest rate assigned to the Investor Notes was too low for the risk involved. These proceedings are in various stages of completion. It is management's position that all claims associated with these matters are without merit. The Company intends to pursue a vigorous defense of all these matters. However, given the inherent uncertainties of litigation, there can be no assurance that the ultimate outcome of these proceedings will be in the Company's favor.

          Note 10.  PROPERTY SALES AND ACQUISITIONS
                    -------------------------------
          The Company has entered into an agreement to sell the two self-storage facilities included in its industrial portfolio, for a sale price of $2,900,000. Such properties currently have a net book value of $2,570,000. The sale, which is expected to close in June or July, is anticipated to be structured as a Section 1031 tax-deferred exchange, in which the Company will acquire other property in exchange for the self-storage facilities. The

                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          amount of net cash proceeds to be generated will depend on the degree to which the acquisition of the exchange property is financed with debt.

          Subsequent to March 31, 1996, the Company purchased property adjacent to one of its retail facilities for $106,000. This property will be used to expand the parking at the facility. Simultaneous to the acquisition, the Company and the existing tenant modified the term of the lease to extend it for an additional five years and increase the annual return.

          Note 11.  DECLARATION OF DIVIDENDS
                    ------------------------
          On April 24, 1996, the Company's board of directors declared a dividend for the first quarter of $0.30 per share or $1,726,000 payable on May 13, 1996 to stockholders of record at the close of business on May 6, 1996. Such dividend will be made from the Company's cash reserves at March 31, 1996 combined with the dividends received from the Associated Companies, as was discussed in Note 4.

                               GLENBOROUGH HOTEL GROUP
                              CONSOLIDATED BALANCE SHEET
                         (in thousands, except share amounts)
                                     (Unaudited)

                                                                March 31,
                                                                   1996
                                                                 --------
          ASSETS
           Rental property and equipment, net of
             accumulated depreciation of $96                   $     189
           Investments in management contracts, net                  487
           Cash and cash equivalents                                 594
           Investment in Atlantic Pacific Assurance
             Company, Limited                                        755
           Other assets                                              446
                                                                --------
              TOTAL ASSETS                                     $   2,471
                                                                ========
          LIABILITIES
           Mortgage loan                                       $      80
           Accrued lease expense                                     383
           Other liabilities                                         371
                                                                --------
             Total liabilities                                       834
                                                                --------

          STOCKHOLDERS' EQUITY
           Common stock (1,000 shares)                                20
           Non-Voting preferred stock (50 shares)                    ---
           Additional paid-in capital                              1,568
           Retained earnings                                          49
                                                                --------
             Total stockholders' equity                            1,637
                                                                --------
              TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                            $   2,471
                                                                ========
















                     The accompanying notes are an integral part
                            of these financial statements.

                               GLENBOROUGH HOTEL GROUP
                           CONSOLIDATED STATEMENT OF INCOME
                                    (in thousands)
                                     (Unaudited)
                                                              Three Months
                                                                 Ended
                                                               March 31,
                                                                  1996
                                                              -----------
          REVENUES
            Room revenue                                        $  1,915
            Fees and reimbursements                                  550
            Other revenue                                             79
                                                                 -------
                Total revenue                                      2,544
                                                                 -------
          EXPENSES
            Hotel Leased Properties
            -----------------------
              Room expenses                                          576
              Lease payments                                         683
              Sales and marketing                                    185
              Property general and administrative                    163
              Other operating expenses                               190
            Hotel Managed Properties
            ------------------------
              Salaries and benefits                                  401
            Other Expenses
            --------------
              General and administrative                             231
              Depreciation and amortization                           25
              Interest expense                                         1
                                                                 -------
                  Total expense                                    2,455
                                                                 -------
          Income from operations before provision
            for income taxes                                          89

          Provision for income taxes                                 (40)
                                                                 -------
          Net income                                             $    49
                                                                 =======












                     The accompanying notes are an integral part
                            of these financial statements.

                               GLENBOROUGH HOTEL GROUP
                           CONSOLIDATED STATEMENT OF EQUITY
                      For the three months ended March 31, 1996
                            (in thousands, except shares)
                                      (Unaudited)



                             Preferred Stock      Common Stock       Add -
                             ---------------      -------------     itional
Retained
                                         Par                  Par   Paid-in
Earnings
                            Shares     Value     Shares     Value   Capital
(Deficit)    Total
                            ------     -----     ------     -----   -------
- - -------     -----
      BALANCE at
       December 31, 1995        50    $  ---      1,000    $   20   $ 1,368   $
  ---    $1,388

      Additional paid-
       in capital              ---       ---        ---       ---       200
  ---       200

      Net income               ---       ---        ---       ---       ---
   49        49
                           -------   -------    -------   -------   -------
- - -------   -------
      Balance At
       March 31, 1996           50    $  ---      1,000    $   20   $ 1,568   $
   49    $1,637
                           =======   =======    =======   =======   =======
=======   =======



























                     The accompanying notes are an integral part
                            of these financial statements.

                               GLENBOROUGH HOTEL GROUP
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in thousands)
                                     (Unaudited)

                                                               Three Months
                                                                  Ended
                                                                March 31,
                                                                   1996
                                                               -----------
          Cash flows from operating activities:
            Net income                                         $      49
            Adjustments to reconcile net
             income to net cash provided by
             operating activities:
               Depreciation and amortization                          25
               Changes in certain assets and
                 liabilities                                         292
                                                                --------

               Net cash provided by operating
                 activities                                          366
                                                                --------
          Cash flows from financing activities:
            Capital contributions                                    200
            Repayment of borrowings                                   (5)
                                                                --------
            Net cash provided by
             financing activities                                    195
                                                                --------
            Net increase in cash                                     561

            Cash and cash equivalents at
             beginning of period                                      33
                                                                --------
            Cash and cash equivalents at
             at end of period                                  $     594
                                                                ========
          Supplemental disclosure of
            cash flow information:

               Cash paid for interest                          $       1
                                                                ========











                     The accompanying notes are an integral part
                            of these financial statements.

                               GLENBOROUGH HOTEL GROUP
                      Notes to Consolidated Financial Statements
                                    March 31, 1996
                                     (Unaudited)

          Note 1.   ORGANIZATION
                    ------------
          Glenborough Hotel Group ("GHG") was organized in the state of Nevada on September 23, 1991. GHG currently operates hotel properties owned by Glenborough Realty Trust Incorporated ("GRT") under three separate percentage leases and manages three hotel properties owned by two partnerships whose managing general partner is Glenborough Corporation. GRT owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including one executive officer of GRT, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

          GHG also owns approximately 80% of the common stock of Resort Group, Inc. ("RGI"). RGI manages homeowners associations and rental pools for two beachfront resort condominium hotel
          properties and  owns six  units at  one of  the properties.   GHG
          receives 100% of the earnings of RGI and consolidates its operations with its own.

          GHG also owns 94% of the outstanding common stock of Atlantic Pacific Holdings, Ltd., the sole owner of 100% of the common stock of Atlantic Pacific Assurance Company, Limited ("APAC"), a Bermuda corporation formed to underwrite certain insurable risks of certain of GRT's predecessor partnerships and related entities. APAC no longer underwrites any business and is expected to be liquidated in 1997. GHG accounts for its investment in APAC using the cost method due to its anticipated liquidation.

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly, the financial position and results of operations of GHG as of March 31, 1996 and for the period then ended.

          Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                    ------------------------------------------
          Basis of Presentation - The accompanying financial statements present the consolidated financial position of GHG and RGI as of March 31, 1996 and the consolidated results of operations and cash flows of GHG and RGI for the three months ended March 31, 1996. All intercompany transactions, receivables and payables have been eliminated in the consolidation.

          Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the

                               GLENBOROUGH HOTEL GROUP
                      Notes to Consolidated Financial Statements
                                    March 31, 1996
                                     (Unaudited)

          reporting  period.    Actual  results  could  differ  from  those
          estimates.

          Rental Property to be Held and Used - Rental properties are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value.

          Depreciation is provided using the straight line method over the useful lives of the respective assets.

          Investments in Management Contracts - Investments in management contracts are recorded at cost and are amortized on a straight-line basis over seven years.

          Cash Equivalents - The Company considers short-term investments (including certificates of deposit) with a maturity of three months or less at the time of investment to be cash equivalents.

          Note 3.   RENTAL PROPERTY, NET
                    --------------------
          Rental property and equipment of $285,000, net of accumulated depreciation of $96,000 at March 31, 1996 represents the six condominium hotel units owned by RGI as well as furniture and fixtures in GHG's corporate offices. The six units owned by RGI participate in a resort rental program on an "at will" basis, whereby there is no fixed term of participation. Such participation generated approximately $3,000 of net rental pool profit and approximate cash flow of $1,000 after deductions for capital reserves for the three months ended March 31, 1996.

          Note 4.   INVESTMENTS IN MANAGEMENT CONTRACTS, NET
                    ----------------------------------------
          Investments  in  management  contracts  reflects  the unamortized portion of the management contracts RGI holds with the two beachfront resort condominium hotel properties for both management of the homeowners associations and the rental pool programs.

          Note 5.   INVESTMENT IN APAC
                    ------------------
          GHG owns 94% of the outstanding common stock of Atlantic Pacific Holdings, Ltd., the sole owner of 100% of the common stock of APAC. APAC no longer underwrites any business and is expected to be liquidated in 1997. GHG accounts for its investment in APAC using the cost method due to its anticipated liquidation.

          Note 6.   MORTGAGE LOAN
                    -------------
          Mortgage loan of $80,000 represents the debt secured by the six condominium hotel units owned by RGI. Such debt bears interest

                               GLENBOROUGH HOTEL GROUP
                      Notes to Consolidated Financial Statements
                                    March 31, 1996
                                     (Unaudited)

          at 7% payable in monthly installments of principal and interest totaling $2,304 and matures June 30, 1999.

          Note 7.   THE PERCENTAGE LEASES
                    ---------------------
          GHG is leasing the three hotels owned by GRT for a term of five years pursuant to percentage leases ("Percentage Leases") which provide for rent equal to the greater of the Base Rent (as defined in the lease) or a specified percentage of rent (the "Percentage Rent"). Each hotel is separately leased to the lessee. The lessee's ability to make rent payments will, to a large degree, depend on its ability to generate cash flow from the operations of the hotels. Each Percentage Lease contains the provisions described below.

          Each Percentage Lease has a non-cancelable term of five years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Lease. The lessee under the Percentage Lease has one five-year renewal option at the then current fair market rent.

          During the term of each Percentage Lease, the lessee is obligated to pay the greater of Base Rent or Percentage Rent. Base Rent accrues and is required to be paid monthly in advance. Percentage
          Rent is calculated by multiplying fixed percentages by room revenues for each of the three hotels; the applicable percentage changes when revenue exceeds a specified threshold, and the threshold may be adjusted annually in accordance with changes in the applicable CPI. Percentage Rent is due quarterly.

                               GLENBOROUGH HOTEL GROUP
                      Notes to Consolidated Financial Statements
                                    March 31, 1996
                                     (Unaudited)

          The table below sets forth the annual Base Rent and the Percentage Rent formulas for each of the three hotels.

                             Hotel Lease Rent Provisions

                          Initial
                           Annual
            Hotel        Base Rent       Annual Percentage Rent Formulas
          ---------      ----------      ---------------------------------
          Ontario, CA   $ 240,000        24% of the first $1,575,000 of
                                         room revenue plus 40% of room
                                         revenue above $1,575,000 and 5% of
                                         other revenue

          Arlington, TX   360,000        27% of the first $1,600,000 of
                                         room revenue plus 42% of room
                                         revenue above $1,600,000 and 5% of
                                         other revenue

          Tucson, AZ      600,000        40% of the first $1,350,000 of
                                         room revenue plus 46% of room
                                         revenue above $1,350,000 and 5% of
                                         other revenue

          Other than real estate and personal property taxes, casualty insurance, a fixed capital improvement allowance and maintenance of underground utilities and structural elements, which are the responsibility of GRT, the Percentage Leases require the Lessee to pay rent, insurance, all costs, salaries, and expenses and all utility and other charges incurred in the operation of the hotels.

          Note 8.   DECLARATION OF DIVIDENDS
                    -------------------------
          On April 23, 1996, the board of directors of GHG declared dividends for the first quarter of $50,000 of which $39,400 will be made to GRT as the preferred stockholder and the balance to the holders of GHG's common stock.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          GLENBOROUGH  REALTY  TRUST   INCORPORATED  AND  GRT   PREDECESSOR
          ENTITIES

          Background
          ----------
          Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing and acquisition of various types of income-producing properties. As of March 31, 1996 and December 31, 1995 the Company owned and operated 36 income-producing properties (the "Properties," and each a "Property") and held two mortgage receivables. The Properties are comprised of 10 industrial Properties, 19 retail Properties, one residential Property, four hotel Properties and two office Properties, located in 17 states.

          The Company was incorporated in the state of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation, a California corporation ("GC") and eight public limited partnerships (the "Partnerships") collectively, the "GRT Predecessor Entities", merged with and into the Company. The Company (i) issued shares (the "Shares") of the $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with GC, with the Company being the surviving entity; (iii) acquired an interest in three companies (the "Associated Companies") that provide asset and property management services, as well as other services; and
          (iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner and in which the limited partner interest not held by the Company are held by GPA. The Company operates the assets acquired in the Consolidation and intends to invest in income property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The common stock of the Company (the "Common Stock") is listed on the New York Stock Exchange ("NYSE") under the trading symbol "GLB".

          The Company's principal business objectives are to achieve a stable and increasing source of cash flow available for distribution to Stockholders. By achieving these objectives, the Company will seek to raise Stockholder value over time.

          Liquidity and Capital Resources

          General
          -------
          Historically for the Partnerships, the principal sources of funding for the acquisition of Properties was the sale of limited partnership interests in the Partnerships and permanent financing. The Company intends to rely upon cash generated by operations, permanent debt financing, public debt and equity as its funding sources for acquisition, expansion and renovation of properties.

          The Company expects to meet its short-term liquidity requirements generally through its initial working capital and cash generated by operations. As of March 31, 1996, the Company had no material commitments for capital improvements. Planned capital improvements consist only of tenant improvements and other expenditures necessary to lease and maintain the Properties and furniture fixtures and building improvements at the Hotel Properties. The Company believes that its cash generated by operations has been and will continue to be adequate to meet both operating requirements and dividends in accordance with REIT requirements in both the short and the long-term. However, there can be no assurance that the Company's results of operations will not fluctuate in the future and at times negatively affect its ability to meet its operating requirements and to declare dividends on a regular basis.

          The Company expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities and possible acquisitions, through a combination of cash generated by operations, long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Company.

          The Company  adopted Statement of  Financial Accounting Standards
          (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" in the fourth quarter of 1995. The adoption of SFAS No. 121 did not have a material effect on the recorded amounts of the Company's long-lived assets.

          On April 23, 1996, the boards of directors of the Associated Companies declared dividends to be made in April 1996 of $138,000, $510,000 and $50,000 by GC, GIRC and GHG, respectively. Of such dividends, the amounts to be received by the Company are $131,300, $484,700 and $39,400 from GC, GIRC and GHG, respectively.

          On April 24, 1996, the Company's board of directors declared a dividend for the first quarter of $0.30 per share or $1,726,000 payable on May 13, 1996 to stockholders of record at the close of business on May 6, 1996. Such dividend will be made from the Company's cash reserves at March 31, 1996 combined with the dividends received from the Associated Companies, as discussed above.

          Results of Operations

          Certain components of the Company's results of operations are not comparable to those of the GRT Predecessor Entities. The primary reason for the difference is due to the segregation in 1996 of the operations (management fees and reimbursements, as well as related expenses) of GHG, GIRC and GC (the Associated Companies), all of which were consolidated in the GRT Predecessor Entities 1995 financial statements. Effective January 1, 1996, the Company owns 100% of the preferred stock in each of these Associated Companies and accounts for its interests under the equity method. Also contributing to the comparability difference is the change in the operations structure of the three hotel properties (the "Hotels"). The Hotels were wholly owned by the GRT Predecessor Entities and thereby, the operations of the Hotels were included in the financial statements of the GRT Predecessor Entities. Under the current structure, the Company owns the Hotels but leases them to GHG for operation. The Company includes only the related lease payments received from GHG in its statement of operations. The decrease in fees and reimbursements by $3,641,000 or 98% from $3,707,000 in 1995 to
          $66,000 in 1996 and the decrease of $3,397,000, or 92% in general and administrative expenses, including salaries, from $3,678,000 in 1995 to $281,000 in 1996 are the primary components affected by these changes in structure.

          Average occupancy at the Company's properties, summarized by property type, at March 31 was:
                                             1996      1995
                                             -----     -----
          Retail                             92.1%     94.5%
          Industrial                         99.5%     99.2%
          Office                             98.0%     92.3%
          Residential                        89.4%     96.0%
          Hotel                              77.9%     76.4%

          Interest and other income decreased $727,000, or 79%, to $191,000 in the three months ended March 31, 1996 from $918,000 in 1995. This decrease resulted primarily from the 1995 short-term investment of funds generated from the early repayment of the Finley Square note receivable in April of 1995 and the early repayment in January and June of 1995 of three of the four notes from the sale of the Laurel Cranford buildings. In 1996, cash balances have been used to prepay the investor notes payable and consolidation costs.

          Operating expenses decreased by $440,000 or 30% to $1,017,000 in the three months ended March 31, 1996 from $1,457,000 in the same period in 1995. The decrease is primarily due to the change in operational structure of the leased hotels as previously discussed.

          Depreciation and amortization expense decreased $164,000, or 15%, to date in 1996 to $897,000 from $1,061,000 in the same period in 1995. The decrease was primarily due to certain of the Company's fixed assets and deferred leasing commissions becoming fully depreciated and amortized in 1995.

          Interest expense increased $219,000 or 44% in the three months ended March 31, 1996 to $722,000 from $503,000 during the three months ended March 31, 1995. The increase is primarily the result of an increase in average borrowings during 1996 compared to 1995.

          Funds From Operations

          The Company believes that Funds From Operations ("FFO") is a measure of cash flow which, when considered in conjunction with other measures of operating performance, affects the value of equity REITs such as the Company. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (computed in accordance with GAAP) excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

          FFO is not necessarily indicative of cash flow available to fund cash needs and is not the same as cash flow from operations as defined by GAAP, and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating, investing and financing activities as a measure of liquidity or ability to make distributions. Management generally considers FFO to be a useful financial performance measurement because it provides investors with an additional basis to evaluate the performance of a REIT. FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

          In February 1995, NAREIT established new guidelines for calculating FFO that clarify previous guidelines. The primary change from the old definition to the new definition is the treatment of amortization of deferred financing fees. Under the new definition, the amortization of deferred financing fees is no longer added back to net income in calculating FFO. The new guidelines are effective beginning in 1996.

          Beginning with the first quarter of 1996, the Company calculates its FFO based upon the new NAREIT definition and, accordingly, does not add back amortization of deferred financing fees and costs. The change does not affect the Company's Funds Available for Distribution ("FAD"). FAD represents FFO plus recurring principal receipts from mortgage loans less reserves for lease commissions, capital expenditures (excluding property acquisitions) and debt principal amortization. FAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

          The following table sets forth the Company's calculation of FFO, based upon the new NAREIT definitions, and FAD for the three months ended March 31, 1996 (dollars in thousands).

                                                   March 31,
                                                     1996
                                                   ---------

          Net income before minority
           interest and extraordinary
           items                                  $  1,354
          Depreciation and amortization                897
          Loss provisions                              ---
          Adjustment to reflect FFO of
           Associated Companies (1)                    284
                                                  --------
          FFO                                        2,535
                                                  --------
          Amortization of deferred
           financing fees                               36
          Principal receipts on mortgage
           loans                                        14
          Capital reserve                             (185)
          Capital expenditures                         (54)
          Principal amortization reserve               (86)
                                                  --------
          FAD                                     $  2,260
                                                  ========
          Distributions per share                 $   0.30

          Fully converted weighted
           average shares outstanding            6,296,042

          (1) Reflects the adjustments to FFO required to reflect the FFO of the Associated Companies attributable to the Company. The Company s investments in the Associated Companies are accounted for using the equity method of accounting.

          GLENBOROUGH HOTEL GROUP

          Background
          ----------
          Glenborough Hotel Group ("GHG") was organized in the state of Nevada on September 23, 1991. GHG currently operates hotel properties owned by Glenborough Realty Trust Incorporated ("GRT") under three separate percentage leases and manages three hotel properties owned by two partnerships whose managing general partner is Glenborough Corporation. GRT owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including one executive officer of GRT, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

          GHG also owns approximately 80% of the common stock of Resort Group, Inc. ("RGI"). RGI manages homeowners associations and rental pools for two beachfront resort condominium hotel properties and owns six rental units at one of the properties. GHG receives 100% of the earnings of RGI and consolidates their operations with its own.

          GHG also owns 94% of the outstanding common stock of Atlantic Pacific Holdings, Ltd., the sole owner of 100% of the common stock of APAC. APAC no longer underwrites any business and is expected to be liquidated in 1997. GHG accounts for its investment in APAC using the cost method due to its anticipated liquidation.

          Liquidity and Capital Resources

          GHG's primary source of funding is the cash generated by the operations of the three hotels leased from GRT and fees received for (i) managing three hotels owned by two partnerships and (ii) managing the homeowners associations and rental pools for the resort condominium hotel properties as discussed above.

          As of March 31, 1996, GHG has no plans for major capital improvements. Any capital expenditures associated with the six condominium units owned by RGI would be performed by the rental pool and be deducted from the rental checks received monthly.

          On April 23, 1996, the board of directors of GHG declared dividends for the first quarter of $50,000 of which $39,400 will be made to GRI as the preferred stockholder and the balance to the holders of GHG's common stock.

          Results of Operations

          Room revenue of $1,915,000 represents the revenue earned on the three hotels leased from GRT.

          Fee revenue of $550,000 represents the fees earned for managing three hotels and two resort condominium hotels.

          The primary expenses associated with the leased hotels are room expense of $576,000, lease payments of $683,000, sales and marketing of $185,000 and other operating expenses of $190,000.

          The  only  direct  expenses  incurred  in  connection  with   the
          management of the three hotels and two resort condominium hotel properties are salaries and benefits of $401,000.

          General and administrative costs of $231,000 represent the overhead costs associated with administering the business of GHG.

          PART 2.   OTHER INFORMATION


          Item 1.   Legal Proceedings

                    Blumberg - On February 21, 1995, a class action complaint was filed in the Superior Court of the State of California in and for San Mateo County in connection with the Consolidation. The plaintiff is Anthony E.
                    Blumberg, an Investor in Equitec B, on behalf of himself and all others similarly situated. The defendants are GRC, GC and Robert Batinovich. The Partnerships and the Company are nominal defendants.

                    The complaint alleged breaches by the defendants of their fiduciary duty and duty of good faith and fair dealing to investors in the Partnerships. The complaint sought injunctive relief and compensatory damages. The complaint alleged that the valuation of GC was excessive and was done without appraisal of GC's business or assets. The complaint further alleged that the interest rate for the Notes to be issued to investors in lieu of shares of Common Stock, if they so elected was too low for the risk involved and that the Notes would likely sell, if at all, at a substantial discount from their face value (The Company, as it had the option to, paid in full the amounts due plus interest in lieu of issuing Notes).

                    On October 9, 1995 the parties entered into an agreement to settle the action. The defendants, in entering into the settlement agreement, did not acknowledge any fault, liability or wrongdoing of any kind and continue to deny all material allegations asserted in the litigation. Pursuant to the settlement agreement, the defendants will be released from all claims, known or unknown, that have been, could have been, or in the future might be asserted, relating to, among other things, the Consolidation, the acquisition of the Company s shares pursuant to the Consolidation, any misrepresentation or omission in the Registration Statement or Prospectus, or the subject matter of the lawsuit. In return, the defendants agreed to the following: (a) the inclusion of additional or expanded disclosure in the Prospectus/ Consent Solicitation Statement, and (b) the placement of certain restrictions on the sale of the stock by certain insiders and the granting of stock options to certain insiders following consummation of the Consolidation. Plaintiff's counsel indicated that it would request that the court award it $850,000 in attorneys' fees, costs and expenses. In addition, plaintiffs counsel indicated it would request the court for an award of $5,000 payable to Anthony E. Blumberg as the class representative. The defendants agreed not to oppose such requests.

                    On October 11, 1995, the court certified the class for purposes of settlement, and set a hearing on December 21, 1995, to determine whether it should approve the settlement and class counsel s application for fees. A notice of the proposed settlement was distributed to the members of the class on November 15, 1995. The notice specified that, in order to be heard at the hearing, any class member objecting to the proposed settlement must, by December 15, 1995, file a notice of intent to appear, and a detailed statement of the grounds for their objection.

                    A number of objections were received from class members. The objections reiterated the claims in the original Blumberg complaint, and asserted that the settlement agreement did not adequately compensate the class for releasing those claims. One of the objections was filed by the same law firm that had brought a class action against the former general partners of one of the merging partnerships (described as the GPI Litigation in the issuer s Registration Statement on Form S-4). The other was filed by the same law firm that brought the BEJ action described below.

                    The hearing originally scheduled for December 21, 1995 was continued to January 17, 1996. At the hearing on January 17, the court heard the arguments of the objectors seeking to overturn the settlement, as well as the arguments of the plaintiffs and the defendants in defense of the settlement. The court granted all parties a period of time in which to file additional pleadings, and announced that it would render a final decision after receiving those additional pleadings. As of May 10, 1996, no decision has been issued.

                    BEJ Equity Partners - On December 1, 1995, a second class action complaint relating to the Consolidation was filed in Federal District Court for the Northern District of California. The plaintiffs are BEJ Equity Partners, J/B Investment Partners, Jesse B. Small and
                    Sean O Reilly as custodian f/b/o Jordan K. O Reilly, who as a group held limited partner interests in the Partnerships known as Outlook IV, All Suites, GPI, Equitec 4, Equitec C and Equitec Mortgage IV, on behalf of themselves and all others similarly situated. The defendants are GRC, GC, the Company, GPA, Ltd., Robert Batinovich and Andrew Batinovich. The Partnerships are named as nominal defendants.

                    This action alleges the same disclosure violations and breaches of fiduciary duty as were alleged in the Blumberg action. The complaint sought injunctive relief, which was denied at a hearing on December 22, 1995. At that hearing, the court also deferred all further proceedings in this case until after the scheduled January 17 hearing in the Blumberg case. Given the delays in the resolution of the Blumberg case, the court and the parties in BEJ have postponed all proceedings in BEJ, and the defendants responsive pleading in BEJ is now due on June 1, 1996.

                    It is management s position that the BEJ action, and the objections to the settlement of the Blumberg action, are without merit, and management intends to pursue a vigorous defense in both matters. However, given the inherent uncertainties of litigation, there can be no assurance that the ultimate outcome in these two legal proceedings will be in the Company's favor.

          Item 5.   Other Information

                    The Company's annual stockholders meeting has been scheduled for May 30, 1996, and a Proxy Statement was distributed on April 15, 1996. Stockholders of record as of April 5, 1996 will be entitled to vote on the matters submitted to a vote of the stockholders.

                    Subject to approval of the Company's 1996 Stock Incentive Plan at the annual meeting, the Company has awarded to each of the independent directors (i) 5,000 shares of the Company's Common Stock, and (ii) options to acquire 2,000 shares of the Company's Common Stock.

          Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    None

               (b)  Reports on Form 8-K:

                    On January 12, 1996, the Company filed a report on Form 8-K to make available Unaudited Consolidated Pro Forma Financial Statements of the Company as of December 31, 1995.

                    On January 12, 1996, the Company filed a report on Form 8-K to make available additional ownership and operation information concerning the Company and the properties owned or managed by it as of December 31, 1995, in the form of a Supplemental Information package.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GLENBOROUGH REALTY TRUST INCORPORATED



                              By: Glenborough Realty Trust Incorporated,




             Date:              /s/ Andrew Batinovich
                                Andrew Batinovich
                                Director, Executive Vice President,
                                Chief Operating Officer
                                and Chief Financial Officer
                                (Principal Financial Officer)



             Date:              /s/ Terri Garnick
                                Terri Garnick
                                Senior Vice President,
                                Chief Accounting Officer,
                                Treasurer
                                (Principal Accounting Officer)