Form 10-Q
period 1996-06-30
GLENBOROUGH REALTY TRUST INC
filed 1996-08-14
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q
          (Mark One)
          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1996

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



          As  of August 1, 1996,   5,768,709 shares  of Common Stock ($.001
          par value) were outstanding.




                                        INDEX
                        GLENBOROUGH REALTY TRUST INCORPORATED

                                                                   Page No.
          PART I    FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements of
                    Glenborough Realty Trust Incorporated
                    and Combined Financial Statements of
                    the GRT Predecessor Entities (Unaudited
                    except for the Consolidated Balance
                    Sheet at December 31, 1995):

                      Consolidated Balance Sheets at
                      June 30, 1996 and December 31, 1995              4

                      Consolidated and Combined Statements
                      of Operations for the six months
                      ended June 30, 1996 and 1995                     5

                      Consolidated and Combined Statements
                      of Income for the three months ended
                      June 30, 1996 and 1995                           6

                      Consolidated and Combined Statements
                      of Equity for the six months ended
                      June 30, 1996 and 1995                           7

                      Consolidated and Combined Statements
                      of Cash Flows for the six months
                      ended June 30, 1996 and 1995                    8-9

                      Notes to Consolidated Financial
                      Statements                                     10-16

                    Consolidated Financial Statements of
                    Glenborough Hotel Group (Unaudited):

                      Consolidated Balance Sheet at
                      June 30, 1996                                   17

                      Consolidated Statements of Income for
                      the six and three months ended
                      June 30, 1996                                   18

                      Consolidated Statement of Equity for
                      the six months ended June 30, 1996              19

                      Consolidated Statement of Cash Flows
                      for the six months ended June 30, 1996          20

                      Notes to Consolidated Financial
                      Statements                                     21-24





                                        INDEX
                        GLENBOROUGH REALTY TRUST INCORPORATED


                                                                   Page No.
          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations:

                      Glenborough Realty Trust Incorporated         25-32

                      Glenborough Hotel Group                       33-34


          PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                               35-37

          Item 2.   Changes in Securities                            37

          Item 3.   Defaults Upon Senior Securities                  37

          Item 4.   Submission of Matters to a Vote of Security
                      Holders                                        37

          Item 5.   Other Information                                37

          Item 6.   Exhibits and Reports on Form 8-K                 37

          SIGNATURES                                                 38




























          Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                        GLENBOROUGH REALTY TRUST INCORPORATED
                             CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share amounts)
                                     (Unaudited)

                                                   June 30,    December 31,
                                                     1996          1995
          ASSETS                                   --------     ---------
           Rental property, net of accumulated
             depreciation of $26,082 and $24,877
             in 1996 and 1995, respectively      $  73,791     $  77,574
           Investments in Associated Companies
             and Glenborough Partners                6,466         5,763
           Investments in management contracts
             and other, net                            388           484
           Mortgage loans receivable, net of
             provision for loss of $863 in 1996
             and 1995                                7,213         7,465
           Cash and cash equivalents                 1,690         4,587
           Prepaid consolidation costs                 ---         6,082
           Prepaid litigation costs                    ---         1,155
           Other assets                              3,204         2,630
                                                  --------      --------
              TOTAL ASSETS                       $  92,752     $ 105,740
                                                  ========      ========
          LIABILITIES
           Mortgage loans                        $  23,520     $  23,685
           Secured bank line                         9,210        10,000
           Investor notes payable                      ---         2,483
           Other liabilities                         2,459         5,982
                                                  --------      --------
             Total liabilities                      35,189        42,150
                                                  --------      --------
          MINORITY INTEREST                          8,041         7,962

          STOCKHOLDERS' EQUITY
           Common stock (5,768,709 and 5,753,709
            shares issued and outstanding in 1996
            and 1995, respectively)                      6             6
           Additional paid-in capital               55,847        55,622
           Deferred compensation                      (193)          ---
           Retained earnings (deficit)              (6,138)          ---
                                                  --------      --------
             Total stockholders' equity             49,522        55,628
                                                  --------      --------
              TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY              $  92,752     $ 105,740
                                                  ========      ========


                     The accompanying notes are an integral part
                            of these financial statements.


                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES
                 CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                   For the six months ended June 30, 1996 and 1995
                       (in thousands, except per share amounts)
                                     (Unaudited)

                                              Glenborough           GRT
                                              Realty Trust      Predecessor
                                              Incorporated       Entities
                                              Consolidated       Combined
                                             June 30, 1996     June 30, 1995
                                              ------------     ------------
        REVENUES
          Rental revenue                        $  7,039          $  7,964
          Fees and reimbursements (including
            $133 and $2,267 from affiliates
            in 1996 and 1995)                        133             7,173
          Interest and other income                  370             1,812
          Equity in earnings of Associated
           Companies                                 969               ---
          Gain on sale of rental property            321               ---
                                                --------          --------
              Total revenue                        8,832            16,949
                                                --------          --------
        OPERATING EXPENSES
          Property operating expenses              1,909             3,040
          General and administrative                 675             7,230
          Depreciation and amortization            1,759             2,359
          Interest expense                         1,421             1,083
                                                --------          --------
              Total operating expense              5,764            13,712
                                                --------          --------
        Income from operations before
         provision for income taxes
         and minority interest                     3,068             3,237
        Provision for income taxes                   ---              (287)
        Minority interest                           (243)              ---
                                                 -------          --------
        Net income before Consolidation
         and Litigation costs                      2,825             2,950

        Consolidation costs                       (6,082)              ---
        Litigation costs                          (1,155)              ---
                                                --------          --------
        Net income (loss)                      $  (4,412)        $   2,950
                                                ========          ========
        Net income per share before
         Consolidation and Litigation costs    $    0.49
                                                ========
        Net loss per share                     $   (0.77)
                                                ========
        Weighted average shares
         outstanding                           5,757,995
                                               =========

                     The accompanying notes are an integral part
                            of these financial statements.

                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES
                  CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                  For the three months ended June 30, 1996 and 1995
                       (in thousands, except per share amounts)
                                     (Unaudited)

                                              Glenborough           GRT
                                              Realty Trust      Predecessor
                                              Incorporated       Entities
                                              Consolidated       Combined
                                             June 30, 1996     June 30, 1995
                                              ------------     ------------
        REVENUES
          Rental revenue                        $  3,450          $  4,036
          Fees and reimbursements (including
            $67 and $1,003 from affiliates
            in 1996 and 1995)                         67             3,466
          Interest and other income                  179               894
          Equity in earnings of Associated
           Companies                                 544               ---
          Gain on sale of rental property            321               ---
                                                --------          --------
              Total revenue                        4,561             8,396
                                                --------          --------
        OPERATING EXPENSES
          Property operating expenses                892             1,583
          General and administrative                 394             3,552
          Depreciation and amortization              862             1,298
          Interest expense                           699               580
                                                --------          --------
              Total operating expense              2,847             7,013
                                                --------          --------
        Income from operations before
         provision for income taxes and
         minority interest                         1,714             1,383
        Provision for income taxes                   ---              (127)
        Minority interest                           (142)              ---
                                                 -------          --------
        Net income                             $   1,572         $   1,256
                                                ========          ========

        Net income per share                   $    0.27
                                                ========
        Weighted average shares
         outstanding                           5,761,209
                                               =========








                     The accompanying notes are an integral part
                            of these financial statements.


                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES
                    CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
                   For the six months ended June 30, 1996 and 1995
                                    (in thousands)
                                      (Unaudited)



                                              GRT Predecessor Entities Combined

- - ------------------------------------------------------------------
                                                         Add-    Receivable
                                                        itional     from
Retained
                           General    Limited   Common  Paid-in    Stock-
Earnings
                           Partner   Partners   Stock   Capital    holder
(Deficit)   Total
                           ------     -------  -------  -------   ---------
- - ---------   -----
      BALANCE at
       December 31, 1994   $(1,730)   $85,337  $     5  $ 6,613    $(8,763)
$ (904) $80,558

      Distributions            (85)    (8,560)     ---      ---        ---
  ---   (8,645)

      Redemption of shares     ---        ---       (2)  (6,613)       ---
(4,002) (10,617)

      Repayment of
       Stockholder
       advances, net           ---        ---      ---      ---      8,763
  ---    8,763

      Net income                20      1,998      ---      ---        ---
  932    2,950
                            ------     ------   ------   ------     ------
- - ------   ------
      BALANCE at
       June 30, 1995       $(1,795)   $78,775  $     3  $   ---    $   ---
$(3,974) $73,009
                            ======     ======   ======   ======     ======
======   ======

                                            Glenborough Realty Trust
Incorporated

- - -------------------------------------------------
                                          Common Stock     Add -
                                          ------------    itional   Deferred
Retained
                                                 Par      Paid-in    Comp-
Earnings
                                       Shares   Value     Capital   ensation
(Deficit)   Total
                                       -----    -----     -------   --------
- - -------    -----
      BALANCE at
       December 31, 1995                5,754   $    6    $55,622    $   ---  $
  ---   $55,628

      Issuance of stock
       to directors                        15      ---        225       (193)
  ---        32

      Dividends                           ---      ---        ---        ---
(1,726)   (1,726)

      Net loss                            ---      ---        ---        ---
(4,412)   (4,412)
                                      -------  -------    -------    -------
- - -------   -------
      Balance at
       June 30, 1996                    5,769   $    6    $55,847    $  (193)
$(6,138)  $49,522
                                      =======  =======    =======    =======
=======   =======






                     The accompanying notes are an integral part
                            of these financial statements.


                         GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES
                   CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS
                   For the six months ended June 30, 1996 and 1995
                                    (in thousands)
                                     (Unaudited)


                                              Glenborough         GRT
                                             Realty Trust     Predecessor
                                             Incorporated      Entities
                                             Consolidated      Combined
                                             June 30, 1996   June 30, 1995
                                             ------------    ------------
          Cash flows from operating
            activities:

            Net income (loss)                $   (4,412)       $   2,950
            Adjustments to reconcile net
             income (loss) to net cash
             used for operating
             activities:
              Depreciation and amortization       1,759            2,359
              Amortization of loan fees              72               46
              Gain on sale of rental property      (321)             ---
              Minority interest in income
               from operations                      243              ---
              Equity in earnings of
                Associated Companies               (969)             ---
              Consolidation costs                 6,082              ---
              Litigation costs                    1,155              ---
              Changes in certain assets and
                liabilities, net                 (4,057)         (16,635)
                                               --------         --------
              Net cash used for operating
               activities                          (448)         (11,280)
                                               --------         --------
          Cash flows from investing
            activities:
            Proceeds from sale of property        2,882              ---
            Additions to rental property           (293)          (2,765)
            Principal receipts on mortgage
              loans receivable                      252           11,891
            Investment in Associated Companies     (389)             ---
            Dividends from Associated Companies     655              ---
            Deposits on pending acquisitions,
              included in other assets             (230)             ---
                                               --------         --------
              Net cash provided by investing
               activities                         2,877            9,126
                                               --------         --------




                                    - continued -


                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES
            CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS - continued
                   For the six months ended June 30, 1996 and 1995
                                    (in thousands)
                                     (Unaudited)

                                             Glenborough         GRT
                                            Realty Trust     Predecessor
                                            Incorporated      Entities
                                            Consolidated      Combined
                                            June 30, 1996   June 30, 1995
                                            ------------    ------------
          Cash flows from financing
           activities:

            Repayment of borrowings               (955)           (5,249)
            Payment of investor notes           (2,483)              ---
            Distribution to minority partner      (162)              ---
            Payments from Stockholder, net         ---             8,763
            Dividends and distributions         (1,726)           (8,645)
            Redemption of shares                   ---           (10,617)
                                              --------          --------
                Net cash used for
                  financing activities          (5,326)          (15,748)
                                              --------          --------
          Net decrease in cash and cash
            equivalents                         (2,897)          (17,902)

          Cash and cash equivalents, at
            beginning of period                  4,587            23,929
                                              --------          --------
          Cash and cash equivalents, at
            end of period                     $  1,690          $  6,027
                                              ========          ========
          Supplemental disclosure of
           cash flow information:

            Cash paid for interest            $  1,349          $  1,037
                                              ========          ========














                     The accompanying notes are an integral part
                            of these financial statements.


                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          Note 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
                    -------------------------------------------------
          Glenborough Realty Trust Incorporated (the "Company") was organized in the State of Maryland on August 26, 1994. It is the intent of the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company completed a Consolidation with certain public California limited partnerships and other entities engaged in real estate activities (the "GRT Predecessor Entities") through an exchange of assets of the GRT Predecessor Entities for 5,753,709 shares of Common Stock of the Company. Proxy materials were mailed to the limited partners of the GRT Predecessor Entities on October 29, 1995. The Solicitation period expired on December 28, 1995, and the Consolidation occurred on December 31, 1995. The Company commenced operations on January 1, 1996.

          To maintain the Company's qualification as a REIT, no more than 50% in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company s Charter provides for certain restrictions on the transfer of the Common Stock to prevent further concentration of stock ownership.

          The Company, through several subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company s major consolidated subsidiary, in which it holds a 1% general partner interest and an 85.37% limited partner interest, is Glenborough Properties, L.P. (the "Operating Partnership"). The Operating Partnership, directly and through various subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 34 real estate projects and two notes receivable. The remaining 13.63% limited partnership interest in the Operating Partnership is owned by GPA, Ltd., an affiliated partnership which exchanged certain of its assets for an interest in the Operating Partnership.

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


                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          also  provides  property   management  services  for   a  limited
          portfolio of property owned by unaffiliated third parties.

          Glenborough Inland Realty Corporation ("GIRC") provides partnership administration, asset management, property management and development services under a long term contract to an additional group of partnerships which include six public partnerships.

          Glenborough Hotel Group ("GHG") leases the three Country Suites By Carlson hotels owned by the Company and operates them for its own account. It also operates three Country Suites By Carlson hotels owned by the Controlled Partnerships, and operates two resort condominium hotels.

          The  Associated  Companies are  accounted  for  using the  equity method.
          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of June 30, 1996 and for the period then ended.

          Basis of Presentation - The accompanying financial statements present the consolidated financial position of the Company as of June 30, 1996 and December 31, 1995, the consolidated statements of income and cash flows of the Company for the six months ended June 30, 1996 and the combined statements of income and cash flows of the GRT Predecessor Entities for the six months ended June 30, 1995, as the Consolidation transaction discussed in Note 1 above was not effective until December 31, 1995. All intercompany transactions, receivables and payables have been eliminated in consolidation and combination.

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

          Note 3.   INVESTMENTS IN ASSOCIATED COMPANIES AND GLENBOROUGH
                    ---------------------------------------------------
                    PARTNERS
                    --------
          The Company's investments in the Associated Companies are accounted for on the equity method as the Company has significant

                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          ownership interests through its 100% preferred stock ownership but does not own any voting interests. The Company records earnings on its investments in the Associated Companies equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based upon cash flow allocation percentages. Dividends received from the Associated Companies are recorded as a reduction of the Company s investments. The Company's investment in Glenborough Partners ("GP") is accounted for on the cost method as the Company holds only a 3.9% limited partnership interest.

          As of June 30, 1996 and December 31, 1995 the Company had the following investments in the Associated Companies and GP (in thousands):
                                  GC      GIRC     GHG       GP      Total
                                ------- -------  -------  -------   ------
          Investment at
           December 31,
           1995               $  (109) $ 3,919  $ 1,368  $   585   $ 5,763

          Cash contribution        94       95      200      ---       389
          Dividends              (131)    (485)     (39)     ---      (655)
          Equity in
           earnings               258      620       91      ---       969
                               ------   ------   ------   ------    ------
          Investment at
           June 30, 1996      $   112  $ 4,149  $ 1,620  $   585   $ 6,466
                               ======   ======   ======   ======    ======

          On July  16, 1996 and July  23, 1996, the boards  of directors of
          the   Associated  Companies  declared  the  following  respective dividends to be made in July 1996 (in thousands):
                                           GC      GIRC     GHG      Total
                                        -------  -------  -------   ------
          Preferred dividends
           to the Company               $    4   $    4   $    7    $   15
          Additional dividends
           to the Company                  319      317       20       656
                                        ------   ------   ------    ------
          Total dividends
           to the Company                  323      321       27       671
          Dividends to others               17       17        6        40
                                        ------   ------   ------    ------
          Total dividends               $  340   $  338   $   33    $  711
                                        ======   ======   ======     =====


                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          Financial statements and notes thereto of Glenborough Hotel Group follow Note 7 of the Company's Notes to Financial Statements.

          Note 4.   STOCK COMPENSATION PLAN
                    -----------------------
          The Company has adopted an employee stock incentive plan (the "Incentive Plan"), approved by the Stockholders at the Company's 1996 Annual Meeting, to enable certain executive officers and key employees of the Company to participate in the ownership of the Company.

          The purpose of the Incentive Plan is to attract and retain high quality executive officers and other key employees and to provide an opportunity for the executive officers and key employees to benefit from stock price appreciation that generally accompanies improved financial performance, which the Company believes increases incentives to contribute to the Company's success and prosperity. Under the Incentive Plan, incentive stock options, nonqualified stock options, restricted stock, performance units and stock appreciation rights may be awarded to eligible plan participants.

          680,000 shares of Common Stock (comprising 10.7% of the total number of issued and outstanding shares of the Company including shares issuable to exchange for units of the Operating Partnership) have been reserved for issuance under the Incentive Plan. The Incentive Plan will remain in effect for 10 years unless terminated earlier by the Board of Directors. The
          Incentive Plan is administered by the Compensation Committee, which is composed of two or more Independent Directors who qualify as disinterested administrators under Rule 16b-3 (b) of the Exchange Act, and who will determine the eligibility for the Incentive Plan and the amounts of any awards to be granted under it. The Company intends that the Incentive Plan satisfy the necessary criteria to ensure that compensation to executive officers and key employees under the plan are deductible by the Company.

          The options granted under the Incentive Plan may either be "incentive" stock options under Section 422 of the Code or "nonqualified" stock options. The Compensation Committee determines the term of each option granted, however the term of an incentive option may not be greater than ten years (or five years, in the case of a grantee possessing more than 10% of the


                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          combined voting power of the Company or an Affiliate). The exercise price of any option granted under the Incentive Plan may not be less than the fair market value of the Common Stock as of the date the option is granted, and the Compensation Committee may, in its discretion and with the grantee's consent, cancel, substitute or accelerate the options or extend the scheduled expiration date on any of the options. In addition, no options will be granted by the Company for an exercise price of less than $15 per share of Common Stock prior to December 31, 1996.

          In accordance with the approved Incentive Plan, on May 30, 1996, the Stockholders approved the granting of 5,000 shares of Common Stock to each of the three non-employee directors. These shares vest, as to any director only if such director serves continuously for a period of two years, and are not freely tradeable. The market value of the shares at the date of grant has been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the vesting period.

          The Incentive Plan may also include some or all of the following types of incentive compensation: restricted shares subject to forfeiture, performance awards based on specified performance targets, stock appreciation rights and any other stock-based awards.

          Note 5.   LITIGATION SETTLEMENT
                    ---------------------
          Prior to the completion of the Consolidation, two lawsuits were filed in 1995 contesting the fairness of the Consolidation, one in California state court and one in federal court. The complaints in both actions alleged, among other things, breaches by the defendants of fiduciary duties and inadequate disclosures. The state court action was settled, and the settlement was approved by the state court despite objections by certain members of the class, who subsequently filed notice that they would appeal the approval of the settlement. The appeal has not yet been filed. Pursuant to the terms of the settlement in the state court action, pending the appeal, the Company has paid one-third of the $855,000 settlement amount and the remaining two-thirds is being held in escrow. In the federal action, the court in December of 1995 deferred all further proceeds pending a ruling in the state court action. Following the state court decision approving the settlement, the defendants filed a motion to dismiss the federal court action. Given the inherent uncertainties of litigation, there can be no assurance that the ultimate outcomes of these actions will be favorable to the Company.


                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          Note 6.   PROPERTY SALES AND ACQUISITIONS
                    -------------------------------
          On June 4, 1996, the Company sold the two self-storage facilities held in its industrial portfolio. The sales price for these two facilities was $2,900,000. The sales generated a gain of $321,000 and cash proceeds of $2,882,000. In connection with this sale $790,000 was paid down on the Company's secured bank line.

          The Company has signed three letters of intent and two purchase agreements and is in varying stages of final documentation and acquisition of 17 properties located in ten states from four sellers for securities, cash and payoff or assumption of debt, as discussed below.

          On July 15, 1996, the Company's Operating Partnership acquired a 23-story, 272,443 square foot office building known as University Club Tower (the "UCT Property"), for total consideration valued at $18,600,000, which comprised (i) assumption of debt in the amount of $18,250,000, which was paid off with proceeds of the Company's new line of credit from Wells Fargo Bank, N.A. (discussed below), and (ii) 23,333 new limited partnership units ("Units") issued by the Operating Partnership having an initial redemption value of $350,000 (based on a $15 per Unit value). The transaction was structured as a contribution of partnership interests in University Club Tower Associates to the Operating Partnership, by Robert Batinovich (Chairman, President and Chief Executive Officer of the Company) and by GPA, Ltd., a partnership in which certain executive officers of the Company hold a substantial indirect interest, in exchange for the Units.

          In August, 1996, the Company expects to acquire a two-story, 40,545 square foot suburban office building, referred to as the Bond Street Property, from GPA Ltd., subject to a number of significant conditions, for a total of $3,150,000 comprising Units and assumption of debt.

          The Company has entered into a letter of intent to acquire a portfolio of 13 industrial, office, retail and multifamily properties located in seven states. If completed, such transaction would add approximately 866,010 square feet of net rentable area and 538 residential units to the Company's current property portfolio. The total purchase price would be approximately $46,000,000, comprising Units and assumption of debt. Acquisition of these properties is subject to a number of contingencies including, among other things, completion of due diligence and customary closing conditions. There can be no assurance that these properties will ultimately be acquired by the Company.



                        GLENBOROUGH REALTY TRUST INCORPORATED
                             AND GRT PREDECESSOR ENTITIES

                      Notes to Consolidated Financial Statements

                                    June 30, 1996
                                     (Unaudited)


          In August, 1996, the Company (i) acquired a 64-room limited service hotel in San Antonio, Texas, and (ii) expanded an existing shopping center in Tampa, Florida through a sale/leaseback with the center's anchor tenant. The Company is committed to investing an additional $1,760,000 in the supermarket property upon completion of certain expansion related improvements anticipated in mid-1997.

          The Company has entered into two new financing agreements with Wells Fargo Bank, N.A. ("Wells Fargo"). The first financing agreement (the "Facility") is a $50,000,000 secured revolving line of credit to replace an existing $10,000,000 line of credit. The Facility is secured by first mortgages on selected properties with full recourse to the Company and availability is limited to the borrowing base provided by these properties. The Facility has a term of two years, subject to annual extensions. At the Company's option, the Facility will bear interest at LIBOR plus 2.375% or at a base rate. The base rate is based upon the higher of Wells Fargo's prime rate plus 0.5% or the Federal Funds Rate plus 1.0%. The second financing arrangement (the "Term Loan") is a two-year term loan in the amount of $6,100,000 that bears interest at the same rate as the Facility and will be secured by first mortgage liens on 10 "QuikTrip" facilities owned by the Company. The combined proceeds of the fundings under the Facility and the Term Loan loans were $28,400,000, of which the Company applied $18,300,000 to the acquisition of the UCT Property, $9,200,000 to the repayment of the outstanding amount under the existing line of credit, and the balance to loan fees and closing costs. Initial funding under the Facility and full disbursement of the Term Loan occurred on July 15, 1996. On July 29, 1996, the Company funded an additional $3,800,000 under the Facility which was applied toward the purchase of the properties described above.

          Note 7.   DECLARATION OF DIVIDENDS
                    ------------------------
          On April 24, 1996, the Company's Board of Directors declared a dividend for the first quarter of $0.30 per share or $1,726,000 which was paid on May 13, 1996 to Stockholders of record at the close of business on May 6, 1996. Such dividend was made from the Company's cash reserves at March 31, 1996 combined with the first quarter dividends received from the Associated Companies.

          On July 24, 1996, the Company's Board of Directors declared a dividend for the second quarter of $0.30 per share or $1,731,000 payable on August 14, 1996 to Stockholders of record at the close of business on August 5, 1996. Such dividends will be made from the Company's cash reserves at June 30, 1996 combined with the dividends received from the Associated Companies as was discussed in Note 3.

                               GLENBOROUGH HOTEL GROUP
                              CONSOLIDATED BALANCE SHEET
                         (in thousands, except share amounts)
                                     (Unaudited)

                                                                 June 30,
                                                                   1996
                                                                 --------
          ASSETS
           Rental property and equipment, net of
             accumulated depreciation of $101                  $     184
           Investments in management contracts, net                  468
           Cash and cash equivalents                                 422
           Investment in Atlantic Pacific Assurance
             Company, Limited                                        755
           Other assets                                              494
                                                                --------
              TOTAL ASSETS                                     $   2,323
                                                                ========
          LIABILITIES
           Mortgage loan                                       $      73
           Accrued lease expense                                     286
           Other liabilities                                         309
                                                                --------
             Total liabilities                                       668
                                                                --------

          STOCKHOLDERS' EQUITY
           Common stock (1,000 shares)                                20
           Non-Voting preferred stock (50 shares)                    ---
           Additional paid-in capital                              1,568
           Retained earnings                                          67
                                                                --------
             Total stockholders' equity                            1,655
                                                                --------
              TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                            $   2,323
                                                                ========
















                     The accompanying notes are an integral part
                            of these financial statements.


                               GLENBOROUGH HOTEL GROUP
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (in thousands)
                                     (Unaudited)

                                                Three Months    Six Months
                                                   Ended          Ended
                                                  June 30,       June 30,
                                                    1996           1996
                                                ------------   -----------
          REVENUES
            Room revenue                        $  1,669        $  3,584
            Fees and reimbursements                  633           1,183
            Other revenue                            160             239
                                                 -------         -------
          Total revenue                            2,462           5,006
                                                 -------         -------
          EXPENSES
            Leased Hotel Properties
            -----------------------
              Room expenses                          416             992
              Lease payments to an affiliate         585           1,268
              Sales and marketing to an affiliate    196             381
              Property general and administrative    206             369
              Other operating expenses               258             448
            Managed Hotel Properties
            ------------------------
              Salaries and benefits                  436             837
            Other Expenses
            --------------
              General and administrative             235             466
              Depreciation and amortization           24              49
              Interest expense                         2               3
                                                 -------         -------
                 Total expense                     2,358           4,813
                                                 -------         -------
          Income from operations before provision
            for income taxes                         104             193

          Provision for income taxes                 (36)            (76)
                                                 -------         -------
          Net income                             $    68         $   117
                                                 =======         =======











                     The accompanying notes are an integral part
                            of these financial statements.


                               GLENBOROUGH HOTEL GROUP
                           CONSOLIDATED STATEMENT OF EQUITY
                        For the six months ended June 30, 1996
                            (in thousands, except shares)
                                     (Unaudited)


                                   Preferred Stock Common Stock       Add -
                                   --------------- -------------     itional
Retained
                                               Par             Par   Paid-in
Earnings
                                    Shares   Value  Shares   Value   Capital
(Deficit)  Total
                                    ------   -----  ------   -----   -------
- - -------   -----
      BALANCE at
       December 31, 1995                50  $  ---   1,000  $   20   $ 1,368
$   ---  $1,388

      Additional paid-
       in capital                      ---     ---     ---     ---       200
   ---     200

      Dividends
   (50)    (50)

      Net income                       ---     ---     ---     ---       ---
   117     117
                                    ------  ------  ------  ------    ------
- - ------  ------
      Balance at
       June 30, 1996                    50  $  ---   1,000  $   20   $ 1,568
$    67  $1,655
                                    ======  ======  ======  ======    ======
======  ======



                     The accompanying notes are an integral part
                            of these financial statements.



                               GLENBOROUGH HOTEL GROUP
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (in thousands)
                                     (Unaudited)

                                                                Six Months
                                                                  Ended
                                                                 June 30,
                                                                   1996
                                                               -----------
          Cash flows from operating activities:
            Net income                                        $      117
            Adjustments to reconcile net
             income to net cash provided by
             operating activities:
               Depreciation and amortization                          49
               Changes in certain assets and
                 liabilities                                          96
                                                                --------
               Net cash provided by operating
                 activities                                          262
                                                                --------
          Cash flows from investing activities:
            Additions to rental property and equipment               (10)
                                                                --------

               Net cash used for investing activities                (10)
                                                                --------

          Cash flows from financing activities:
            Capital contributions                                    200
            Dividends                                                (50)
            Repayment of borrowings                                  (13)
                                                                --------
               Net cash provided by financing activities             137
                                                                --------
            Net increase in cash                                     389

            Cash and cash equivalents at
             beginning of period                                      33
                                                                --------
            Cash and cash equivalents at
             end of period                                     $     422
                                                                ========
          Supplemental disclosure of
            cash flow information:

               Cash paid for interest                          $       3
                                                                ========





                     The accompanying notes are an integral part
                            of these financial statements.


                               GLENBOROUGH HOTEL GROUP
                      Notes to Consolidated Financial Statements
                                    June 30, 1996
                                     (Unaudited)

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

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly, the consolidated financial position and consolidated results of operations of GHG as of June 30, 1996 and for the period then ended.

          Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                    ------------------------------------------
          Basis of Presentation - The accompanying financial statements present the consolidated financial position of GHG and RGI as of June 30, 1996 and the consolidated results of operations and cash flows of GHG and RGI for the six months ended June 30, 1996. All intercompany transactions, receivables and payables have been eliminated in the consolidation.

          Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the



                               GLENBOROUGH HOTEL GROUP
                      Notes to Consolidated Financial Statements
                                    June 30, 1996
                                     (Unaudited)

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

          Note 3.   RENTAL PROPERTY, NET
                    --------------------
          Rental property and equipment of $285,000, net of accumulated depreciation of $101,000 at June 30, 1996 represents the six condominium hotel units owned by RGI as well as furniture and fixtures in GHG's corporate offices. The six units owned by RGI participate in a resort rental program on an "at will" basis, whereby there is no fixed term of participation. Such participation generated approximately $18,000 of net rental pool profit and approximate cash flow of $9,000 after deductions for capital reserves for the six months ended June 30, 1996.

          Note 4.   INVESTMENTS IN MANAGEMENT CONTRACTS, NET
                    ----------------------------------------
          Investments  in  management  contracts  reflects  the unamortized portion of the management contracts RGI holds with the two beachfront resort condominium hotel properties for both management of the homeowners associations and the rental pool programs.

          Note 5.   MORTGAGE LOAN
                    -------------
          Mortgage loan of $73,000 represents the debt secured by the six condominium hotel units owned by RGI. Such debt bears interest at 7% payable in monthly installments of principal and interest totaling $2,304 and matures June 30, 1999.


          Note 6.   THE PERCENTAGE LEASES
                    ---------------------
          GHG is leasing the three hotels owned by GRT for a term of five years pursuant to percentage leases ("Percentage Leases") which


                               GLENBOROUGH HOTEL GROUP
                      Notes to Consolidated Financial Statements
                                    June 30, 1996
                                     (Unaudited)

          provide for rent equal to the greater of the Base Rent (as defined in the lease) or a specified percentage of rent (the "Percentage Rent"). Each hotel is separately leased to GHG (the "lessee"). The lessee's ability to make rent payments will, to a large degree, depend on its ability to generate cash flow from the operations of the hotels. Each Percentage Lease contains the provisions described below.

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



























                               GLENBOROUGH HOTEL GROUP
                      Notes to Consolidated Financial Statements
                                    June 30, 1996
                                     (Unaudited)

                             Hotel Lease Rent Provisions

                                             Rent
                                           Incurred
                               Initial      For the         Annual
                               Annual     Six months      Percentage
                                Base         ended           Rent
            Hotel               Rent     June 30, 1996     Formulas
           --------           --------  --------------    ----------


          Ontario, CA       $ 240,000    $ 195,000    24% of the first
                                                      $1,575,000 of room
                                                      revenue plus 40% of
                                                      room revenue above
                                                      $1,575,000 and 5% of
                                                      other revenue

          Arlington, TX       360,000      358,000    27% of the first
                                                      $1,600,000 of room
                                                      revenue plus 42% of
                                                      room revenue above
                                                      $1,600,000 and 5% of
                                                      other revenue

          Tucson, AZ          600,000      715,000    40% of the first
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

          Note 7.   DECLARATION OF DIVIDENDS
                    -------------------------
          On April 23, 1996, the board of directors of GHG declared dividends for the first quarter of $50,000 of which $39,400 was made to GRT as the preferred stockholder and the balance to the holders of GHG's common stock.

          Only July 23, 1996, the board of directors of GHG declared dividends for the second quarter of $33,000 of which $27,000 will be made to GRT as the preferred stockholder and the balance to the holders of GHG's common stock.


          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          GLENBOROUGH  REALTY  TRUST   INCORPORATED  AND  GRT   PREDECESSOR
          ENTITIES

          Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations", and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those risks and special considerations set forth in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

          Background
          ----------
          Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing and acquisition of various types of income-producing properties. As of June 30, 1996 and December 31, 1995 the Company owned and operated 34 and 36 income-producing properties, respectively, (the "Properties," and each a "Property") and held two mortgage receivables. The Properties currently owned by the Company are comprised of eight industrial Properties, 19 retail Properties, one residential Property, four hotel Properties and two office Properties, located in 17 states. During 1996, two industrial buildings (self-storage facilities) were sold by the Company.

          The Company was incorporated in the state of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation, a California corporation ("GC") and eight public limited partnerships (the "Partnerships") collectively, the "GRT Predecessor Entities", merged with and into the Company. The Company (i) issued shares (the "Shares") of the $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with GC, with the Company being the surviving entity; (iii) acquired an interest in three companies (the "Associated Companies") that provide asset and property management services, as well as other services; and
          (iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner and in which the limited partner interests not held by the Company are held by GPA at June 30, 1996 (see further discussion below). The Company operates the assets acquired in the Consolidation and intends to invest in income-producing property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The common stock of the Company (the "Common Stock") is listed on the New York Stock Exchange ("NYSE") under the trading symbol "GLB".

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

          The Company expects to meet its short-term liquidity requirements generally through its initial working capital and cash generated by operations. As of June 30, 1996, the Company had no material commitments for capital improvements (see below). Planned capital improvements consist only of tenant improvements and other expenditures necessary to lease and maintain the Properties and furniture fixtures and building improvements at the Hotel Properties. The Company believes that its cash generated by operations has been and will continue to be adequate to meet both operating requirements and dividends in accordance with REIT requirements in both the short-term and the long-term. However, there can be no assurance that the Company's results of operations will not fluctuate in the future and at times negatively affect its ability to meet its operating requirements and to declare dividends on a regular basis.

          The Company expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities and possible acquisitions, through a combination of cash generated by operations, long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Company.

          The Company adopted  Statement of Financial  Accounting Standards
          (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" in the fourth quarter of 1995. The adoption of SFAS No. 121 did not have a material effect on the recorded amounts of the Company's long-lived assets, its financial position or results of operations.


          In April and July 1996, the boards of directors of the Associated Companies declared dividends which were made in April and July 1996 in the cumulative amounts of $478,000, $848,000 and $83,000 by GC, GIRC and GHG, respectively. Of such dividends, the cumulative amounts received by the Company were $454,000, $806,000 and $66,000 from GC, GIRC and GHG, respectively.

          On April 24, 1996, the Company's Board of Directors declared a dividend for the first quarter of $0.30 per share or $1,726,000 which was paid on May 13, 1996 to Stockholders of record at the close of business on May 6, 1996. Such dividend was made from the Company's cash reserves at March 31, 1996 combined with the dividends received from the Associated Companies, as discussed above.

          On July 24, 1996, the Company's Board of Directors declared a dividend for the second quarter of $0.30 per share or $1,731,000 payable on August 14, 1996 to Stockholders of record at the close of business on August 5, 1996. Such dividends will be made from the Company's cash reserves at June 30, 1996 combined with the dividends received from the Associated Companies as was discussed above.

          On June 4, 1996, the Company sold the two self-storage facilities held in its industrial portfolio. The sales price for these two facilities was $2,900,000. The sales generated a gain of $321,000 and cash proceeds of $2,882,000. In connection with this sale $790,000 was paid down on the Company's secured bank line.

          The Company has signed three letters of intent and two purchase agreements and is in varying stages of final documentation and acquisition of 17 properties located in ten states from four sellers for securities, cash and payoff or assumption of debt, as discussed below.

          On July 15, 1996, the Company's Operating Partnership acquired a 23-story, 272,443 square foot office building known as University Club Tower (the "UCT Property"), for total consideration valued at $18,600,000, which comprised (i) assumption of debt in the amount of $18,250,000, which was paid off with proceeds of the Company's new line of credit from Wells Fargo Bank, N.A. (discussed below), and (ii) 23,333 new limited partnership units ("Units") issued by the Operating Partnership having an initial redemption value of $350,000 (based on a $15 per Unit value). The transaction was structured as a contribution of partnership interests in University Club Tower Associates to the Operating Partnership, by Robert Batinovich (Chairman, President and Chief Executive Officer of the Company) and by GPA, Ltd., a partnership in which certain executive officers of the Company hold a substantial indirect interest, in exchange for the Units.

          In August, 1996, the Company expects to acquire a two-story, 40,545 square foot suburban office building, referred to as the Bond Street Property, from GPA Ltd., subject to a number of significant conditions, for a total of $3,150,000 comprising Units and assumption of debt.

          The Company has entered into a letter of intent to acquire a portfolio of 13 industrial, office, retail and multifamily properties located in seven states. If completed, such transaction would add approximately 866,010 square feet of net rentable area and 538 residential units to the Company's current property portfolio. The total purchase price would be approximately $46,000,000, comprising Units and assumption of debt. Acquisition of these properties is subject to a number of contingencies including, among other things, completion of due diligence and customary closing conditions. There can be no assurance that these properties will ultimately be acquired by the Company.

          In August, 1996, the Company (i) acquired a 64-room limited service hotel in San Antonio, Texas, and (ii) expanded an existing shopping center in Tampa, Florida through a sale/leaseback with the center's anchor tenant. The Company is committed to investing an additional $1,760,000 in the supermarket property upon completion of certain expansion related improvements anticipated in mid-1997.

          The Company has entered into two new financing agreements with Wells Fargo Bank, N.A. ("Wells Fargo"). The first financing agreement (the "Facility") is a $50,000,000 secured revolving line of credit to replace an existing $10,000,000 line of credit. The Facility is secured by first mortgages on selected properties with full recourse to the Company and availability is limited to the borrowing base provided by these properties. The Facility has a term of two years, subject to annual extensions. At the Company's option, the Facility will bear interest at LIBOR plus 2.375% or at a base rate. The base rate is based upon the higher of Wells Fargo's prime rate plus 0.5% or the Federal Funds Rate plus 1.0%. The second financing arrangement (the "Term Loan") is a two-year term loan in the amount of $6,100,000 that bears interest at the same rate as the Facility and will be secured by first mortgage liens on 10 "QuikTrip" facilities owned by the
          Company. The combined proceeds of the fundings under the Facility and the Term Loan loans were $28,400,000, of which the Company applied $18,300,000 to the acquisition of the UCT Property, $9,200,000 to the repayment of the outstanding amount under the existing line of credit, and the balance to loan fees and closing costs. Initial funding under the Facility and full disbursement of the Term Loan occurred on July 15, 1996. On July 29, 1996, the Company funded an additional $3,800,000 under the Facility which was applied toward the purchase of the properties described above.

          The Company has adopted an employee stock incentive plan (the "Incentive Plan"), approved by the Stockholders at the Company's 1996 Annual Meeting, to enable certain executive officers and key employees of the Company to participate in the ownership of the Company.



          The purpose of the Incentive Plan is to attract and retain high quality executive officers and other key employees and to provide an opportunity for the executive officers and key employees to benefit from stock price appreciation that generally accompanies improved financial performance, which the Company believes increases incentives to contribute to the Company's success and prosperity. Under the Incentive Plan, incentive stock options, nonqualified stock options, restricted stock, performance units and stock appreciation rights may be awarded to eligible plan participants.

          680,000 shares of Common Stock (comprising 10.7% of the total number of issued and outstanding shares of the Company including shares issuable to exchange for units of the Operating Partnership) have been reserved for issuance under the Incentive Plan. The Incentive Plan will remain in effect for 10 years unless terminated earlier by the Board of Directors. The Incentive Plan is administered by the Compensation Committee, which is composed of two or more Independent Directors who qualify as disinterested administrators under Rule 16b-3 (b) of the Exchange Act, and who will determine the eligibility for the Incentive Plan and the amounts of any awards to be granted under it. The Company intends that the Incentive Plan satisfy the necessary criteria to ensure that compensation to executive officers and key employees under the plan are deductible by the Company.

          The options granted under the Incentive Plan may either be "incentive" stock options under Section 422 of the Code or "nonqualified" stock options. The Compensation Committee determines the term of each option granted, however the term of an incentive option may not be greater than ten years (or five years, in the case of a grantee possessing more than 10% of the combined voting power of the Company or an Affiliate). The exercise price of any option granted under the Incentive Plan may not be less than the fair market value of the Common Stock as of the date the option is granted, and the Compensation Committee may, in its discretion and with the grantee's consent, cancel, substitute or accelerate the options or extend the scheduled expiration date on any of the options. In addition, no options will be granted by the Company for an exercise price of less than $15 per share of Common Stock prior to December 31, 1996.

          In accordance with the approved Incentive Plan, on May 30, 1996, the Stockholders approved the granting of 5,000 shares of Common Stock to each of the three non-employee directors. These shares vest, as to any director only if such director serves continuously for a period of two years, and are not freely tradeable. The market value of the shares at the date of grant has been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the vesting period.

          The Incentive Plan may also include some or all of the following types of incentive compensation: restricted shares subject to forfeiture, performance awards based on specified performance targets, stock appreciation rights and any other stock-based awards.

          Results of Operations

          Certain components of the Company's results of operations are not comparable to those of the GRT Predecessor Entities. The primary reason for the difference is the segregation in 1996 of the operations (management fees and reimbursements, as well as related expenses) of GHG, GIRC and GC (the Associated Companies), all of which were combined in the GRT Predecessor Entities 1995 financial statements. Effective January 1, 1996, the Company owns 100% of the preferred stock in each of these Associated Companies and accounts for its interests under the equity method. Also contributing to the comparability difference is the change in the operational structure of the three hotel properties (the "Hotels"). The Hotels were wholly owned by the GRT Predecessor Entities and thereby, the operations of the Hotels were included in the financial statements of the GRT Predecessor Entities. Under the current structure, the Company owns the Hotels but leases them to GHG. The Company includes only the related lease payments received from GHG in its statement of operations. The decrease in fees and reimbursements by $7,040,000 or 98% from $7,173,000 in 1995 to $133,000 in 1996 and the decrease of
          $6,555,000, or 91% in general and administrative expenses, including salaries, from $7,230,000 in 1995 to $675,000 in 1996 are the primary components affected by these changes in structure.

          Average occupancy at the Company's properties, summarized by property type, at June 30 was:
                                             1996      1995
                                             -----     -----
          Retail                             92.1%     95.6%
          Industrial                         100 %     97.2%
          Office                             100 %     98.7%
          Residential                        96.2%     94.0%
          Hotel                              75.5%     76.4%

          Interest and other income decreased $1,442,000, or 80%, to $370,000 in the six months ended June 30, 1996 from $1,812,000 in 1995. This decrease resulted primarily from the 1995 short-term investment of funds generated from the early repayment of a note receivable in April of 1995 and the early repayment in January and June of 1995 of three of the four notes received from the sale of the Laurel Cranford buildings. In 1996, cash balances have been used to prepay the investor notes payable, pay declared dividends and Consolidation costs, as previously discussed.

          Gain on sale of rental property of $321,000 during the six months ended June 30, 1996 resulted from the sale of the two self-storage facilities held in the Company's industrial portfolio, as previously discussed.

          Property operating expenses decreased by $1,131,000 or 37% to $1,909,000 in the six months ended June 30, 1996 from $3,040,000 in the same period in 1995. The decrease is due primarily to the change in the operational structure of the leased hotels as previously discussed.

          Depreciation and amortization expense decreased $600,000, or 25%, to date in 1996 to $1,759,000 from $2,359,000 in the same period in 1995. The decrease was due primarily to certain of the Company's fixed assets and deferred leasing commissions becoming fully depreciated and amortized in 1995, combined with the lower depreciable base resulting from the sale of two industrial properties as previously discussed.

          Interest expense increased $338,000 or 31% in the six months June 30, 1996 to $1,421,000 dein $1,083,000 during the six months ended June 30, 1995. The increase is primarily the result of an increase in average borrowings during 1996 compared to 1995.

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


          Beginning with the first quarter of 1996, the Company caluclates its FFO based upon the new NAREIT definition and, accordingly, does not add back amortization of deferred financing fees and costs. The change does not affect the Company's Funds Available for Distribution ("FAD"). FAD represents FFO plus recurring principal receipts from mortgage loans less reserves for lease commissions, capital expenditures (excluding property acquisitions) and debt principal amortization. FAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

          The following table sets forth the Company's calculation of FFO, based upon the new NAREIT definition, and FAD for the three months ended March 31, 1996 and June 30, 1996 (dollars in thousands).

                                                     March 31,     June 30,
                                                        1996         1996
                                                     ---------     --------

          Net income before provision for income
           taxes and minority interest               $ 1,354      $ 1,714
          Depreciation and amortization                  897          862
          Gain on sale of rental property                ---         (321)
          Adjustment to reflect FFO of
           Associated Companies (1)                      284          311
                                                    --------      -------
          FFO                                          2,535        2,566
                                                    --------     --------
          Amortization of deferred financing fees         36           36
          Principal receipts on mortgage loans            14            5
          Capital reserve                               (185)        (106)
          Capital expenditures                           (54)        (133)
          Principal amortization reserve                 (86)        (125)
                                                    --------     --------
          FAD                                       $  2,260     $  2,243
                                                    ========     ========
          FFO per share                             $   0.40     $   0.41
                                                    ========     ========
          FAD per share                             $   0.36     $   0.36
                                                    ========     ========
          Distributions per share                   $   0.30     $   0.30
                                                    ========     ========
          Fully converted weighted
           average shares outstanding              6,296,042    6,303,542
                                                   =========    =========

          (1) Reflects the adjustments to FFO required to reflect the FFO of the Associated Companies allocable to the Company. The Company s investments in the Associated Companies are accounted for using the equity method of accounting.


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

          As of June 30, 1996, GHG has no plans for major capital improvements. Any capital expenditures associated with the six condominium units owned by RGI would be performed by the rental pool and be deducted from the rental checks received monthly.

          On April 23, 1996, the board of directors of GHG declared dividends for the first quarter of $50,000 of which $39,400 was made to GRT as the preferred stockholder and the balance to the holders of GHG's common stock.

          Results of Operations

          Room revenue of $3,584,000 and $1,669,000 for the six and three months ended June 30, 1996, respectively, represents the revenue earned on the three hotels leased from GRT.

          Fee revenue of $1,183,000 and $633,000 for the six and three months ended June 30, 1996, respectively, represents the fees earned for managing three hotels and two resort condominium hotels.


          The primary expenses associated with the leased hotels are room expense of $992,000 and $416,000, respectively, lease payments of $1,268,000 and $585,000, respectively, sales and marketing of $381,000 and $196,000, respectively and other operating expenses of $448,000 and $258,000, respectively, for the six and three months ended June 30, 1996.

          The only direct expenses incurred in connection with the management of the three hotels and two resort condominium hotel properties are salaries and benefits of $837,000 and $436,000, respectively, for the six and three months ended June 30, 1996.

          General and administrative costs of $466,000 and $235,000 for the six and three months ended June 30, 1996, respectively, represents the overhead costs associated with administering the business of GHG.




























          PART 2.   OTHER INFORMATION


          Item 1.   Legal Proceedings

                    Blumberg. On February 21, 1995, a class action complaint was filed in the Superior Court of the State of California in and for San Mateo County in connection with the Consolidation. The plaintiff is Anthony E.
                    Blumberg, an Investor in Equitec B, on behalf of himself and all others similarly situated. The defendants are GRC, GC, Robert Batinovich, the Partnerships and the Company.

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

                    On October 9, 1995 the parties entered into an agreement to settle the action. The defendants, in entering into the settlement agreement, did not acknowledge any fault, liability or wrongdoing of any kind and continue to deny all material allegations asserted in the litigation. Pursuant to the settlement agreement, the defendants will be released from all claims, known or unknown, that have been, could have been, or in the future might be asserted, relating to, among other things, the Consolidation, the acquisition of the Company s shares pursuant to the Consolidation, any misrepresentation or omission in the Registration Statement on Form S-4, filed by the Company on
                    September 1, 1994, as amended, or the prospectus contained therein ("Prospectus/Consent Solicitation Statement"), or the subject matter of the lawsuit. In return, the defendants agreed to the following: (a) the inclusion of additional or expanded disclosure in the Prospectus/ Consent Solicitation Statement, and (b) the placement of certain restrictions on the sale of the stock by certain insiders and the granting of stock options to certain insiders following consummation of the Consolidation. Plaintiff's counsel indicated that it would request that the court award it $850,000 in attorneys' fees, costs and expenses. In addition, plaintiffs' counsel indicated it would request the court for an award of $5,000 payable to Anthony E.


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

                    A number of objections were received from class members. The objections reiterated the claims in the original Blumberg complaint, and asserted that the settlement agreement did not adequately compensate the class for releasing those claims. One of the objections was filed by the same law firm that had brought a class action against the former general partners of one of the merging partnerships (described as the "GPI Litigation in the issuer's Registration Statement on Form S-4). The other was filed by the same law firm that brought the "BEJ" action described below.

                    The hearing originally scheduled for December 21, 1995 was continued to January 17, 1996. At the hearing on January 17, the court heard the arguments of the objectors seeking to overturn the settlement, as well as the arguments of the plaintiffs and the defendants in defense of the settlement. The court granted all parties a period of time in which to file additional pleadings. On June 4, 1996, the court granted approval of the settlement, finding it fundamentally fair, adequate and reasonable to the respective parties to the settlement. However, the objectors have given notice that they intend to appeal the June 4 decision.

                    BEJ Equity Partners. On December 1, 1995, a second class action complaint relating to the Consolidation was filed in Federal District Court for the Northern District of California. The plaintiffs are BEJ Equity Partners, J/B Investment Partners, Jesse B. Small and Sean O'Reilly as custodian f/b/o Jordan K. O'Reilly, who as a group held limited partner interests in the California limited partnerships known as Outlook Properties Fund IV, All Suites Hotels, L.P., Glenborough Pension Investors, Equitec Income Real
                    Estate Investors-Equity Fund 4, Equitec Income Real Estate Investors C and Equitec Mortgage Investors Fund IV, on behalf of themselves and all others similarly situated. The defendants are GRC, GC, the Company, GPA, Ltd., Robert Batinovich and Andrew Batinovich. The Partnerships are named as nominal defendants.


                    This action alleges the same disclosure violations and breaches of fiduciary duty as were alleged in the Blumberg action. The complaint sought injunctive relief, which was denied at a hearing on December 22, 1995. At that hearing, the court also deferred all further proceedings in this case until after the scheduled January 17 hearing in the Blumberg case. Following the trial court's approval of the settlement and entry of judgement in the Blumberg case, the Company and the other defendants were required to file a responsive pleading in BEJ, and filed a motion to dismiss on July 1, 1996.

                    It is management s position that the BEJ action, and the objections to the settlement of the Blumberg action, are without merit, and management intends to pursue a vigorous defense in both matters. However, given the inherent uncertainties of litigation, there can be no assurance that the ultimate outcome in these two legal proceedings will be in the Company's favor.

          Item 2.   Changes in Securities

                    None.

          Item 3.   Defaults Upon Senior Securities

                    None.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None.

          Item 5.   Other Information

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    During the three month period ended June 30, 1996, there were no documents of the Company required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

               (b)  Reports on Form 8-K:

                    On April 26, 1996, the Company filed a report on Form 8-K to make available additional ownership and operation information concerning the Company and the properties owned or managed by it as of March 31, 1996, in the form of a Supplemental Information package.





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

                        GLENBOROUGH REALTY TRUST INCORPORATED



                              By: Glenborough Realty Trust Incorporated,




             Date: 8/13/96      /s/ Andrew Batinovich
                                Andrew Batinovich
                                Director, Executive Vice President,
                                Chief Operating Officer
                                and Chief Financial Officer
                                (Principal Financial Officer)



             Date: 8/13/96      /s/ Terri Garnick
                                Terri Garnick
                                Senior Vice President,
                                Chief Accounting Officer,
                                Treasurer
                                (Principal Accounting Officer)



























