Form 10-Q
period 1996-09-30
GLENBOROUGH REALTY TRUST INC
filed 1996-11-13
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-14162


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 8, 1996, 9,636,709 shares of Common Stock ($.001 par value) were outstanding.





                                    1 of 135

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED

                                                                        Page No.
PART I     FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements of Glenborough Realty Trust Incorporated and Combined Financial Statements of
           GRTI  Predecessor   Entities   (Unaudited  except  for  the
           Consolidated Balance Sheet at December 31, 1995):

                Consolidated Balance Sheets at September 30, 1996 and
                December 31, 1995                                              4

                Consolidated and Combined Statements of Operations for the
                nine months ended September 30, 1996 and 1995                  5

                Consolidated and Combined Statements of Operations for the
                three months ended September 30, 1996 and 1995                 6

                Consolidated and Combined Statements of Stockholders' Equity
                for the nine months ended September 30, 1996 and 1995          7

                Consolidated and Combined Statements of Cash Flows for the
                nine months ended September 30, 1996 and 1995                8-9

                Notes to Consolidated Financial Statements                 10-15

           Consolidated Financial Statements of Glenborough Hotel Group (Unaudited):


                Consolidated Balance Sheet at September 30, 1996              16

                Consolidated Statements of Income for the three and nine
                months ended September 30, 1996                               17

                Consolidated Statement of Stockholders' Equity for the nine
                months ended September 30, 1996                               18

                Consolidated Statement of Cash Flows for the nine months
                ended September 30, 1996                                      19

                Notes to Consolidated Financial Statements                 20-23




                                    2 of 135

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED

                                                                        Page No.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                Glenborough Realty Trust Incorporated                      24-31

                Glenborough Hotel Group                                    32-33


PART II              OTHER INFORMATION

Item 1.              Legal Proceedings                                     34-35

Item 6.              Exhibits and Reports on Form 8-K                         36

SIGNATURES                                                                    37

EXHIBIT INDEX                                                                 38




                                    3 of 135

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                                      GLENBOROUGH REALTY TRUST INCORPORATED
                                           CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share amounts)
                                                   (Unaudited)


September 30,          December 31,

1996                   1995

-------------          -------------
ASSETS
     Rental property, net of accumulated depreciation of
       $26,959 and $24,877 in 1996 and 1995, respectively                   $
  99,165           $     77,574
     Investments in Associated Companies and Glenborough
       Partners
   6,189                  5,763
     Investments in management contracts and other, net
     355                    484
     Mortgage loans receivable, net of provision for loss of
       $863 in 1996 and 1995
   7,213                  7,465
     Cash and cash equivalents
     610                  4,587
     Prepaid consolidation costs
     ---                  6,082
     Prepaid litigation costs
     ---                  1,155
     Other assets
   5,673                  2,630

-------------          -------------

         TOTAL ASSETS                                                       $
 119,205           $    105,740

=============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgage loans                                                         $
  29,542           $     23,685
     Secured bank line
  29,002                 10,000
     Investor notes payable
     ---                  2,483
     Other liabilities
   3,541                  5,982

-------------          -------------
       Total liabilities
  62,085                 42,150

-------------          -------------

Minority interest
   8,285                  7,962

Stockholders' Equity:
     Common stock, 5,788,709 and 5,753,709 shares issued
       and outstanding at September 30, 1996, and
       December 31, 1995, respectively
       6                      6
     Additional paid-in capital
  56,147                 55,622
     Deferred compensation
    (446)                   ---
     Retained earnings (deficit)
  (6,872)                   ---

-------------          -------------
       Total stockholders' equity
  48,835                 55,628

-------------          -------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                        $
 119,205           $    105,740

=============          =============

           See accompanying notes to consolidated financial statements


                                    4 of 135

                                     GLENBOROUGH REALTY TRUST INCORPORATED
                                         AND GRTI PREDECESSOR ENTITIES
                              CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                             For the nine months ended September 30, 1996 and
1995
                                   (in thousands, except per share amounts)
                                                  (Unaudited)

                                                                    Glenborough
                  GRTI
                                                                    Realty
Trust              Predecessor

Incorporated                Entities

Consolidated                Combined
                                                                 September 30,
1996        September 30, 1995
REVENUE
     Rental revenue                                                $     11,281
             $     11,712
     Fees and reimbursements, including $199
       and $2,909 from affiliates in 1996 and 1995                          199
                   10,838
     Interest and other income                                              623
                    2,228
     Equity in earnings of Associated Companies                           1,363
                      ---
     Gain on sale of rental property                                        321
                      ---

-------------             -------------
       Total revenue                                                     13,787
                   24,778

-------------             -------------

EXPENSES
     Property operating expenses                                          3,244
                    4,556
     General and administrative                                             977
                   10,899
     Depreciation and amortization                                        2,694
                    3,562
     Interest expense                                                     2,546
                    1,466

-------------             -------------
       Total expenses                                                     9,461
                   20,483

-------------             -------------

Income from operations before provision for
     income taxes, minority interest and extraordinary items              4,326
                    4,295

Provision for income taxes                                                  ---
                     (300)
Minority interest
(312)                      ---

-------------             -------------
Net income before extraordinary items                                     4,014
                    3,995

Loss on debt refinancing
(186)                      ---
Consolidation costs
(6,082)                      ---
Litigation costs
(1,155)                      ---

-------------             -------------

Net income (loss)                                                  $
(3,409)             $      3,995

=============             =============

Net income per share before extraordinary items                    $      0.70
                                                                   =============

Net loss per share                                                 $     (0.60)
                                                                   =============

Weighted average shares outstanding                                   5,763,742
                                                                   =============

           See accompanying notes to consolidated financial statements



                                    5 of 135


                                     GLENBOROUGH REALTY TRUST INCORPORATED
                                         AND GRTI PREDECESSOR ENTITIES
                              CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                            For the three months ended September 30, 1996 and
1995
                                   (in thousands, except per share amounts)
                                                  (Unaudited)


Glenborough                   GRTI
                                                                        Realty
Trust              Predecessor

Incorporated                Entities

Consolidated                Combined
                                                                     September
30, 1996        September 30, 1995
REVENUE
     Rental revenue                                                    $
4,242              $      3,748
     Fees and reimbursements, including $66
       and $642 from affiliates in 1996 and 1995
 66                     3,665
     Interest and other income
253                       416
     Equity in earnings of Associated Companies
394                       ---
     Gain on sale of rental property
---                       ---

-------------             -------------
       Total revenue
4,955                     7,829

-------------             -------------

EXPENSES
     Property operating expenses
1,335                     1,516
     General and administrative
302                     3,669
     Depreciation and amortization
935                     1,203
     Interest expense
1,125                       383

-------------             -------------
       Total expenses
3,697                     6,771

-------------             -------------

Income from operations before provision for
     income taxes, minority interest and extraordinary items
1,258                     1,058

Provision for income taxes
---                       (13)
Minority interest
(69)                      ---

-------------             -------------
Net income before extraordinary item
1,189                     1,045

Loss on debt refinancing
(186)                      ---

-------------             -------------

Net income                                                             $
1,003              $      1,045

=============             =============

Net income per share                                                   $
0.17

=============

Weighted average shares outstanding
5,778,545

=============

           See accompanying notes to consolidated financial statements


                                    6 of 135


                                               GLENBOROUGH REALTY TRUST
INCORPORATED
                                                   AND GRTI PREDECESSOR ENTITIES
                                    CONSOLIDATED AND COMBINED STATEMENTS OF
STOCKHOLDERS' EQUITY
                                       For the nine months ended September 30,
1996 and 1995
                                                           (in thousands)
                                                            (Unaudited)

                                                       GRTI Predecessor
Entities Combined

          Receivable

Additional        from         Retained
                                   General       Limited       Common
Paid-in         Stock-        Earnings
                                   Partner      Partners       Stock
Capital         holder       (Deficit)      Total

--------------------------------------------------------------------------------
-----------------

Balance, December 31, 1994       $    (1,730) $     85,337  $         5  $
6,613   $       (8,763) $      (904) $    80,558

Distributions                            (93)       (9,375)         ---
  ---              ---          ---       (9,468)

Redemption of shares                     ---           ---           (2)
(6,613)             ---       (4,002)     (10,617)

Repayment of Stockholder
     advances, net                       ---           ---          ---
  ---            8,763          ---        8,763

Net income                                25         2,362          ---
  ---              ---        1,608        3,995
                                 --------------------------
----------------------------------------------------------------------

Balance, September 30, 1995      $    (1,798) $     78,324  $         3  $
  ---   $          ---  $    (3,298) $    73,231
                                 ==========================
======================================================================



                                                                 Glenborough
Realty Trust Incorporated

                                                    Common Stock
Additional      Deferred       Retained
                                                               Par
Paid-in         Compen-       Earnings
                                                 Shares        Value
Capital        sation       (Deficit)       Total
                                              ------------- -------------
-------------- -------------- ------------- ------------

Balance, December 31, 1995                           5,754 $          6 $
55,622 $         ---   $       ---  $    55,628

Issuance of stock to
     directors and officers                             35          ---
   525          (446)          ---           79

Dividends                                              ---          ---
   ---           ---        (3,463)      (3,463)

Net loss                                               ---          ---
   ---           ---        (3,409)      (3,409)

--------------------------------------------------------------------------------
---

Balance, September 30, 1996                          5,789 $          6 $
56,147 $        (446)  $    (6,872) $    48,835

================================================================================
===

           See accompanying notes to consolidated financial statements




                                    7 of 135


                                       GLENBOROUGH REALTY TRUST INCORPORATED
                                           AND GRTI PREDECESSOR ENTITIES
                                 CONSOLIDATED AND COMBINED STATEMENTS OF CASH
FLOWS
                               For the nine months ended September 30, 1996 and
1995
                                      (in thousands, except per share amounts)
                                                    (Unaudited)



Glenborough                   GRTI
                                                                        Realty
Trust                Predecessor

Incorporated                 Entities

Consolidated                 Combined
                                                                     September
30, 1996         September 30, 1995
Cash flows from operating activities:
     Net income (loss)                                                 $
(3,409)             $        3,995
     Adjustments to reconcile net income (loss)
       to net cash provided by (used for) operating
       activities:
         Depreciation and amortization
2,694                       3,562
         Amortization of loan fees, included in
           interest expense
  141                          69
         Gain on sale of rental property
 (321)                        ---
         Minority interest in income from operations
  312                         ---
         Equity in earnings of Associated
           Companies
(1,363)                        ---
         Loss on debt refinancing
  186                         ---
         Consolidation costs
6,082                         ---
         Litigation costs
1,155                         ---
         Changes in certain assets and liabilities, net
(5,475)                    (17,064)

---------------             ---------------

         Net cash provided by (used for) operating
           activities
    2                      (9,438)

---------------             ---------------

Cash flows from investing activities:
     Proceeds from sale of rental property
2,882                         ---
     Additions to rental property
(26,631)                     (3,189)
     Principal receipts on mortgage loans receivable
  252                      12,184
     Investments in Associated Companies
 (389)                        ---
     Dividends from Associated Companies
1,326                         ---

---------------             ---------------

         Net cash provided by (used for) investing
           activities
(22,560)                      8,995

---------------             ---------------

                                                             continued


           See accompanying notes to consolidated financial statements


                                    8 of 135

                                       GLENBOROUGH REALTY TRUST INCORPORATED
                                           AND GRTI PREDECESSOR ENTITIES
                           CONSOLIDATED AND COMBINED STATEMENTS OF CASH
FLOWS-continued
                               For the nine months ended September 30, 1996 and
1995
                                     (in thousands, except per share amounts)
                                                    (Unaudited)


Glenborough                  GRTI
                                                                        Realty
Trust              Predecessor

Incorporated                Entities

Consolidated                Combined
                                                                     September
30, 1996        September 30, 1995
Cash flows from financing activities:
     Proceeds from borrowings                                          $
35,122             $         ---
     Repayment of borrowings
(10,263)                   (5,981)
     Payment of investor notes
(2,483)                      ---
     Distributions to minority partners
 (332)                      ---
     Repayments from Stockholder, net
  ---                     8,763
     Dividends and distributions
(3,463)                   (9,468)
     Redemption of shares
  ---                   (10,617)

---------------            --------------

         Net cash provided by (used for) financing
           activities
18,581                   (17,303)

---------------            --------------

Net decrease in cash and cash equivalents
(3,977)                  (17,746)

Cash and cash equivalents at beginning of period
4,587                    23,929

---------------            --------------

Cash and cash equivalents at end of period                             $
  610             $       6,183

===============            ==============

Supplemental disclosure of cash flow information:

     Cash paid for interest                                            $
2,070             $       1,397

===============            ==============

           See accompanying notes to consolidated financial statements



                                    9 of 135

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRTI PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)


Note 1.           ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Glenborough Realty Trust Incorporated (the "Company" and/or "GLB") was organized in the State of Maryland on August 26, 1994. It is the intent of the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company completed a consolidation with certain public California limited partnerships and other entities (the "Consolidation") engaged in real estate activities (the "GRTI Predecessor Entities") through an exchange of assets of the GRTI Predecessor Entities for 5,753,709 shares of Common Stock of the Company. The Consolidation occurred on December 31, 1995, and the Company commenced operations on January 1, 1996.

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

The Company, through several subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and an 84.31% limited partner interest, is Glenborough Properties, L.P. (the "Operating Partnership"). As of September 30, 1996, the Operating Partnership, directly and indirectly through various subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 37 real estate projects and two notes receivable. The remaining limited partnership interests in the Operating Partnership are owned 14.37% by GPA, Ltd., an affiliated partnership ("GPA") which exchanged certain of its assets for an interest in the Operating
Partnership, and 0.32% by Robert Batinovich (Chairman, President and Chief Executive Officer of the Company).

The Company also holds 100% of the non-voting preferred stock of three associated companies (the "Associated Companies"):

Glenborough Corporation (formerly known as Glenborough Realty Corporation) ("GC") is the general partner of six partnerships and provides asset and property management services for these six partnerships and one partnership for which an affiliate serves as general partner (the "Controlled Partnerships"). It also provides property management services for a limited portfolio of property owned by unaffiliated third parties.

                                   10 of 135

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRTI PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

Glenborough Inland Realty Corporation ("GIRC") provides partnership administration, asset management, property management and development services under a long term contract to an additional group of unaffiliated partnerships which include seven public partnerships.

Glenborough Hotel Group ("GHG") leases the four Country Suites By Carlson hotels owned by the Company and operates them for its own account. It also operates three Country Suites By Carlson hotels, owned by the Controlled Partnerships, and two resort condominium hotels.

The Company's investments in the Associated Companies are accounted for using the equity method.

Basis of Presentation - The accompanying financial statements present the consolidated financial position of the Company as of September 30, 1996 and December 31, 1995, the consolidated statements of operations and cash flows of the Company for the nine months ended September 30, 1996 and the combined statements of operations and cash flows of the GRTI Predecessor Entities for the nine months ended September 30, 1995, as the Consolidation was not effective until December 31, 1995. All intercompany transactions, receivables and payables have been eliminated in consolidation and combination.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of September 30, 1996 and for the period then ended.

Reclassification - Certain 1995 balances have been reclassified to conform with the current year presentation.

Note 2.           REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1995 audited financial statements.

Note 3.           INVESTMENTS IN ASSOCIATED COMPANIES AND GLENBOROUGH
                  PARTNERS

The Company's investments in the Associated Companies are accounted for on the equity method as the Company has significant ownership interests through its 100% preferred stock ownership but does not own any voting interests. The Company records earnings on its investments in the Associated Companies equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based on cash flow allocation percentages. Dividends received from the

                                   11 of 135

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRTI PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

Associated Companies are recorded as a reduction of the Company's investments. The Company's investment in Glenborough Partners ("GP") is accounted for on the cost method as the Company holds only a 3.9% limited partnership interest.

As of September 30, 1996 and December 31, 1995 the Company had the following investments in the Associated Companies and GP (in thousands):

                                   GC             GIRC            GHG
   GP            Total
                              ------------    -----------     -----------
-----------     -----------

Investment at December 31, 1995  $   (109)     $    3,919      $    1,368
$      585      $    5,763

Cash contributions                     94              95             200
      ---             389

Dividends                            (454)           (806)            (66)
      ---          (1,326)

Equity in earnings                    391             870             102
      ---           1,363
                              ------------    -----------     -----------
-----------     -----------

Investment at September 30, 1996 $    (78)     $    4,078      $    1,604
$      585      $    6,189
                              ============    ===========     ===========
===========     ===========

On October 22, 1996 and November 7, 1996, the boards of directors of the Associated Companies declared the following respective dividends to be paid in the fourth quarter (in thousands):

                                          GC               GIRC
GHG              Total
                                    --------------    --------------
--------------    --------------

Preferred dividends to the Company   $          4      $           4     $
    7      $          15

Additional dividends to the Company           143                399
   17                559
                                    --------------    --------------
--------------    --------------

Total dividends to the Company                147                403
   24                574

Dividends to others                             8                 21
    6                 35
                                    --------------    --------------
--------------    --------------

Total dividends                      $        155      $         424     $
   30      $         609
                                    ==============    ==============
==============    ==============

Financial statements and notes thereto of Glenborough Hotel Group follow Note 8 of the Company's Notes to Consolidated Financial Statements.


                                   12 of 135

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRTI PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

Note 4.           STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the "Plan") to provide incentives to attract and retain high quality executive officers and key employees. The number of shares of Common Stock reserved for issuance under the Plan is 680,000. As of September 30, 1996, options to purchase approximately 35,000 shares of Common Stock at an average exercise price of $15.00 per share have been granted under the Plan. The market value of the shares subject to options on the date of grant have been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the vesting periods. To date, no options have been exercised.

Note 5.           LITIGATION SETTLEMENT

Prior to the completion of the Consolidation, two lawsuits were filed in 1995 contesting the fairness of the Consolidation, one in California State court and one in federal court. The complaints in both actions alleged, among other things, breaches by the defendants of fiduciary duties and inadequate disclosures. The State court action was settled, and the settlement was approved by the State court despite objections by certain members of the class, who subsequently filed an appeal. Pursuant to the terms of the settlement in the State court action, pending the appeal the Company has paid one-third of the $855,000 settlement amount and the remaining two-thirds is being held in escrow. In the federal action, the court in December of 1995 deferred all further proceedings pending a ruling in the State court action. Following the State court decision approving the settlement, the defendants filed a motion to dismiss the federal court action. Given the inherent uncertainties of litigation, there can be no assurance that the ultimate outcomes of these actions will be favorable to the Company.

Note 6.           WELLS FARGO SECURED DEBT

On July 15, 1996, the Company entered into two new financing agreements with Wells Fargo Bank, N.A. ("Wells Fargo"). The first financing agreement (the "Facility") is a $50,000,000 secured revolving line of credit. The Facility is secured by first mortgages on selected Company properties with full recourse to the Company and availability is limited to the borrowing base provided by these properties. The Facility has a term of two years, subject to annual extensions. At the Company's option, the Facility will bear interest at LIBOR plus 2.375% or at a base rate. The base rate is based on the higher of Wells Fargo's prime rate plus 0.5% or the Federal Funds Rate plus 1.0%. The second financing arrangement (the "Term Loan") is a two-year term loan in the amount of $6,100,000 that bears interest at the same rate as the Facility and is secured by first mortgage liens on 10 "QuikTrip" facilities owned by the Company. The initial fundings under the Facility and the Term Loan totaled $28,400,000, of which the Company applied $18,300,000 towards the acquisition of the UCT

                                   13 of 135

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRTI PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

Property, $9,200,000 for the repayment of the outstanding amount under the then existing line-of-credit with Imperial Bank, and the balance to loan fees and closing costs. Initial funding under the Facility and full disbursement of the Term Loan occurred on July 15, 1996. Through September 30, 1996, the Company drew an additional $6,700,000 under the Facility to finance the acquisitions of the San Antonio Hotel, the shopping center expansion and the Bond Street Property. In October 1996, stock offering proceeds (see Note 9 for further discussion) were used to paydown $24,000,000 of the Facility, leaving an outstanding balance of $4,600,000.

Note 7.           DECLARATION OF DIVIDENDS

On April 24, 1996, the Company's Board of Directors declared a dividend for the first quarter of $0.30 per share or $1,726,000 which was paid on May 13, 1996 to Stockholders of record at the close of business on May 6, 1996. Such dividend was made from the Company's cash reserves at March 31, 1996 combined with the first quarter dividends received from the Associated Companies.

On July 24, 1996, the Company's Board of Directors declared a dividend for the second quarter of $0.30 per share or $1,731,000 payable on August 14, 1996 to Stockholders of record at the close of business on August 5, 1996. Such dividend was made from the Company's cash reserves at September 30, 1996 combined with the second quarter dividends received from the Associated Companies.

On October 23, 1996, the Company's Board of Directors declared a dividend for the third quarter of $0.30 per share or $3,084,000 payable on November 13, 1996 to Stockholders of record at the close of business on November 4, 1996. Such dividend will be made from the Company's cash reserves at September 30, 1996 combined with the third quarter dividends received from the Associated Companies and funding under the Wells Fargo Facility.

Note 8.           SUBSEQUENT EVENTS

In October 1996, the Company completed an offering of 3,666,000 shares of common stock (the "October 1996 Offering"). The 3,666,000 shares were sold at a per share price of $13.875 for total proceeds of $47,814,000 (net of 6% underwriting fee of $3,052,000). This additional capital was used to acquire the TRP Properties, and to repay most of the outstanding balance under the Company's Facility with Wells Fargo which is now available to fund future acquisitions. In addition, approximately $1,100,000 in other costs were incurred in connection with the offering.

On October 17, 1996, the Company's Operating Partnership acquired a portfolio of twelve properties (the "TRP Properties") located in six states. Included are six industrial, three office, one retail and two multifamily properties comprising 1,250,000 square feet. The total purchase

                                   14 of 135

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRTI PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

price was $41,300,000, which comprised the cash payoff of $23,001,000 of mortgage debt, the assumption of $16,300,000 of mortgage debt, issuance of 52,386 Operating Partnership Units which are redeemable for, at the Company's option, cash or stock based on a per Unit value equal to the market value of the Company's common stock, and issuance of 85,448 shares of the Company's common stock. The acquisition was financed in part with proceeds from the October 1996 Offering. This transaction was structured as a contribution of the twelve properties and the mortgage debt on such properties by Trust Realty Partners ("TRP") to the Operating Partnership in exchange for the above noted Operating Partnership units and Company common stock. In addition, Trust Realty Advisors ("TRA"), the then manager of the TRP Properties, transferred to the Company all of TRA's rights, title and interest in and to the Management Agreement and the Leasing Agreement for the TRP Properties in exchange for 96,552 shares of the Company's common stock.

On October 22, 1996, the Company entered into a letter of intent to acquire approximately $25,000,000 of real estate from a California-based real estate firm. The real estate portfolio includes office, industrial and retail properties encompassing nearly 400,000 square feet of net rentable area, located in California, Arizona and Utah. This acquisition will be financed through a combination of assumption of debt, issuance of Operating Partnership Units or Company common stock and cash. The Company has completed its due diligence and expects to execute definitive documentation and close the transaction by mid-November. However, there can be no assurance that these properties will ultimately be acquired by the Company.





                                   15 of 135

                             GLENBOROUGH HOTEL GROUP
                           CONSOLIDATED BALANCE SHEET
                            As of September 30, 1996
                      (in thousands, except share amounts)
                                   (Unaudited)



ASSETS
Rental property and equipment, net of
  accumulated depreciation of $106                                   $       175
Investments in management contracts, net                                     449
Cash and cash equivalents                                                    449
Investment in Atlantic Pacific Assurance Company,
  Limited                                                                    755
Other assets                                                                 522
                                                                    ------------

       TOTAL ASSETS                                                  $     2,350
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage loan                                                             $ 67
  Accrued lease expense                                                      223
  Other liabilities                                                          427
                                                                    ------------

        Total liabilities                                                    717
                                                                    ------------

Stockholders' Equity:
Common stock, 1,000 shares                                                    20
Non-Voting preferred stock, 50 shares                                        ---
Additional paid-in capital                                                 1,568
Retained earnings                                                             45
                                                                    ------------

        Total stockholders' equity                                        1,633
                                                                    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     2,350
                                                                    ============

          See accompanying notes to consolidated financial statements

                                   16 of 135

                                               GLENBOROUGH HOTEL GROUP
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                   (in thousands)
                                                     (Unaudited)


                                                                        Three
Months                Nine Months

Ended                      Ended
                                                                     September
30, 1996          September 30, 1996

------------------          ------------------
REVENUE
  Room revenue                                                         $
1,948                 $      5,532
  Fees and reimbursements
280                        1,463
  Other
206                          445

-------------                -------------

      Total revenue
2,434                        7,440

-------------                -------------

EXPENSES
  Leased Hotel Properties:
    Room expenses
476                        1,468
    Lease payments to an affiliate
575                        1,843
    Sales and marketing to an affiliate
190                          571
    Property general and administrative expenses
228                          597
    Other operating expenses
303                          751

  Managed Hotel Properties:
    Salaries and benefits
385                        1,222

  Other Expenses:
    General and administrative
240                          706
    Depreciation and amortization
 25                           74
    Interest expense
  1                            4

-------------                -------------

      Total expenses
2,423                        7,236

-------------                -------------

Income from operations before provision
    for income taxes
 11                          204

Provision for income taxe
---                          (76)

-------------                -------------

Net income                                                             $
 11                 $        128

=============                =============


           See accompanying notes to consolidated financial statements

                                   17 of 135


                                                     GLENBOROUGH HOTEL GROUP
                                          CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
                                           For the nine months ended September
30, 1996
                                                  (in thousands, except shares)
                                                           (Unaudited)




                                           Preferred Stock          Common
Stock         Additional      Retained
                                                       Par
Par         Paid-in       Earnings
                                         Shares       Value      Shares
Value        Capital       (Deficit)      Total
                                       -----------  ----------  ----------
-----------  ------------  ------------- -----------

Balance, December 31, 1995                     50   $     ---       1,000   $
    20   $     1,368   $       ---   $   1,388

Additional paid-in capital                    ---         ---         ---
   ---           200           ---         200

Dividends                                     ---         ---         ---
   ---           ---           (83)        (83)

Net income                                    ---         ---         ---
   ---           ---           128         128
                                       -----------  ----------  ----------
-----------  ------------  ------------- -----------

Balance, September 30, 1996                    50   $     ---       1,000   $
    20   $     1,568   $        45   $   1,633
                                       ===========  ==========  ==========
===========  ============  ============= ===========


           See accompanying notes to consolidated financial statements



                                   18 of 135


                                         GLENBOROUGH HOTEL GROUP
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              For the nine months ended September 30, 1996
                                             (in thousands)
                                               (Unaudited)



Cash flows from operating activities:
     Net income
          $        128
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization
                    74
         Changes in certain assets and liabilities
                   123

          -------------

         Net cash provided by operating activities
                   325

          -------------

Cash flows from investing activities:
     Additions to equipment
                    (7)

          -------------

         Net cash used for investing activities
                    (7)

          -------------

Cash flows from financing activities:
     Capital contributions
                   200
     Dividends
                   (83)
     Repayment of borrowings
                   (19)

          -------------

         Net cash provided by financing activities
                    98

          -------------

     Net increase in cash
                   416

     Cash and cash equivalents at beginning of period
                    33

          -------------

     Cash and cash equivalents at end of period
          $        449

          =============

Supplemental disclosure of cash flow information:

         Cash paid for interest
          $          4

          =============

           See accompanying notes to consolidated financial statements



                                   19 of 135

                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)


Note 1.           ORGANIZATION

Glenborough Hotel Group ("GHG") was organized in the State of Nevada on September 23, 1991. GHG currently operates hotel properties owned by Glenborough Realty Trust Incorporated ("GLB") under four separate percentage leases and manages three hotel properties owned by two partnerships whose managing general partner is Glenborough Corporation. GLB owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including one executive officer of GLB, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

GHG also owns approximately 80% of the common stock of Resort Group, Inc. ("RGI"). RGI manages homeowners associations and rental pools for two beachfront resort condominium hotel properties and owns six units at one of the properties. GHG receives 100% of the earnings of RGI and consolidates its operations with its own.

GHG also owns 94% of the outstanding common stock of Atlantic Pacific Holdings, Ltd., the sole owner of 100% of the common stock of Atlantic Pacific Assurance Company, Limited ("APAC"), a Bermuda corporation formed to underwrite certain insurable risks of certain of GLB's predecessor partnerships and related entities. APAC no longer underwrites any business and it is expected that it may be liquidated in 1997. GHG accounts for its investment in APAC using the cost method due to its anticipated liquidation.

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements present the consolidated financial position of GHG and RGI as of September 30, 1996 and the consolidated results of operations and cash flows of GHG and RGI for the nine months ended September 30, 1996. All intercompany transactions, receivables and payables have been eliminated in the consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly, the consolidated financial position and consolidated results of operations of GHG as of September 30, 1996 and for the period then ended.

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

                                   20 of 135

                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

Rental Property - Rental properties are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value.

Depreciation is provided using the straight line method over the useful lives of the respective assets.

Investments in Management Contracts - Investments in management contracts are recorded at cost and are amortized on a straight-line basis over the term of the contracts.

Cash Equivalents - The Company considers short-term investments (including certificates of deposit) with a maturity of three months or less at the time of investment to be cash equivalents.

Note 3.           RENTAL PROPERTY

Rental property and equipment of $281,000, net of accumulated depreciation of $106,000 at September 30, 1996 represents the six condominium hotel units owned by RGI as well as furniture and fixtures in GHG's corporate offices. The six units owned by RGI participate in a resort rental program on an "at will" basis, whereby there is no fixed term of participation. Such participation generated approximately $17,000 of cash flow after deductions for capital reserves for the nine months ended September 30, 1996.

Note 4.           INVESTMENTS IN MANAGEMENT CONTRACTS

Investments in management contracts reflects the unamortized portion of the management contracts RGI holds with the two beachfront resort condominium hotel properties for management of the homeowners associations and the rental pool programs.

Note 5.           MORTGAGE LOAN

Mortgage loan of $67,000 represents the debt secured by the six condominium hotel units owned by RGI. Such debt bears interest at 7%, payable in monthly installments of principal and interest totaling $2,304 and matures June 30, 1999.

Note 6.           THE PERCENTAGE LEASES

GHG is leasing the four hotels owned by GLB for a term of five years pursuant to percentage leases ("Percentage Leases") which provide for rent equal to the greater of the Base Rent (as defined in the lease) or a specified percentage of rent (the "Percentage Rent"). Each hotel is separately leased to GHG (the "lessee"). The lessee's ability to make rent payments will, to a large degree, depend on its

                                   21 of 135

                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

ability to generate cash flow from the operations of the hotels. Each Percentage Lease contains the provisions described below.

Each Percentage Lease has a non-cancelable term of five years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Lease. The lessee under the Percentage Lease has one five-year renewal option at the then current fair market rent.

During the term of each Percentage Lease, the lessee is obligated to pay the greater of Base Rent or Percentage Rent. Base Rent is required to be paid monthly in advance. Percentage Rent is calculated by multiplying fixed percentages by room revenues for each of the four hotels; the applicable percentage changes when revenue exceeds a specified threshold, and the threshold may be adjusted annually in accordance with changes in the applicable CPI. Percentage Rent is due quarterly.

The table below sets forth the annual Base Rent and the Percentage Rent formulas for each of the four hotels.

                                                   Hotel Lease Rent Provision


                                                                   Rent Incurred
                                                             For the Nine
months ended
                                Initial Annual Base Rent         September 30,
1996                 Annual Percentage
           Hotel
                      Rent Formulas
----------------------------    -------------------------
---------------------------    -----------------------------------

Ontario, CA                            $  240,000                      $
297,000           24% of  the  first  $1,575,000  of

            room  revenue  plus  40%  of  room

            revenue  above  $1,575,000  and 5%

            of other revenue

Arlington, TX                             360,000
558,000           27% of  the  first  $1,600,000  of

            room  revenue  plus  42%  of  room

            revenue  above  $1,600,000  and 5%

            of other revenue


                                   22 of 135

                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

                                            Hotel Lease Rent Provision
(continued)


                                                                   Rent Incurred
                                                             For the Nine
months ended
                                Initial Annual Base Rent         September 30,
1996                 Annual Percentage
           Hotel
                      Rent Formulas
----------------------------    -------------------------
---------------------------    -----------------------------------

Tucson, AZ                             $  600,000                      $
936,000           40% of  the  first  $1,350,000  of

            room  revenue  plus  46%  of  room

            revenue  above  $1,350,000  and 5%

            of other revenue

San Antonio, TX                           312,000
52,000           33% of  the  first  $1,200,000  of

            room  revenue  plus  40%  of  room

            revenue  above  $1,200,000  and 5%

            of other revenue

Other than real estate and personal property taxes, casualty insurance, a fixed capital improvement allowance and maintenance of underground utilities and structural elements, which are the responsibility of GLB, the Percentage Leases require the Lessees to pay rent, insurance, salaries, utilities and all other operating costs incurred in the operation of the hotels.

Note 7.           DECLARATION OF DIVIDENDS

On April 23, 1996, the board of directors of GHG declared dividends for the first quarter of $50,000 of which $39,400 was made to GLB as the preferred stockholder and the balance to the holders of GHG's common stock.

On July 23, 1996, the board of directors of GHG declared dividends for the second quarter of $33,000 of which $27,000 was made to GLB as the preferred stockholder and the balance to the holders of GHG's common stock.

On October 22, 1996, the board of directors of GHG declared dividends for the third quarter of $30,000 of which $24,000 was made to GLB as the preferred stockholder and the balance to the holders of GHG's common stock.




                                   23 of 135

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GLENBOROUGH REALTY TRUST INCORPORATED AND GRTI PREDECESSOR ENTITIES

Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those risks and special considerations set forth in the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Background

The Company is a REIT engaged primarily in the ownership, operation, management, leasing and acquisition of various types of income-producing properties. As of September 30, 1996, the Company owned and operated 37 income-producing properties (the "Properties," and each a "Property") and held two mortgage receivables. In October 1996, the Company acquired 12 properties (the TRP Properties, discussed below), which brings the total owned by the Company to 49 properties, located in 17 states. The following indicates the number of properties, by type, owned by the Company as of September 30, 1996, and upon the acquisition of the TRP Properties:

                                                Upon
                         As of              Acquisition
                     September 30,             of TRP
                         1996                Properties
                   ------------------    -------------------

Retail                     19                    20
Industrial                  8                    14
Office                      4                     7
Multifamily                 1                     3
Hotel                       5                     5
                   ------------------    -------------------

                           37                    49
                   ==================    ===================

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed the Consolidation in which GC and eight public limited partnerships (the "Partnerships") collectively, the "GRTI Predecessor Entities," merged with and into the Company. The Company (i) issued shares (the "Shares") of the $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with GC, with the Company being the surviving entity; (iii) acquired an interest in three Associated Companies that

                                   24 of 135
provide asset and property management services,  as well as other services;  and
(iv) through the Operating Partnership, acquired interests in certain warehouse distribution facilities from GPA. A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner and in which the limited partner interests not held by the Company at September 30, 1996, are held by GPA and Robert Batinovich. The Company operates the assets acquired in the Consolidation and intends to invest in income-producing property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The Common Stock of the Company is listed on the New York Stock Exchange under the trading symbol "GLB."

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

The Company expects to meet its short-term liquidity requirements generally through its initial working capital and cash generated by operations. As of September 30, 1996, the Company had no material commitments for capital improvements other than certain expansion-related improvements estimated at approximately $1,760,000 at the existing shopping center in Tampa, Florida. Other planned capital improvements consist only of tenant improvements and other expenditures necessary to lease and maintain the Properties and furniture fixtures and building improvements at the Hotel Properties. The Company believes that its cash generated by operations has been and will continue to be adequate to meet both operating requirements and dividends in accordance with REIT requirements in both the short-term and the long-term. However, there can be no assurance that the Company's results of operations will not fluctuate in the future and at times negatively affect its ability to meet its operating requirements and to declare dividends on a regular basis.

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

                                   25 of 135

In April, July, October and November 1996, the boards of directors of the Associated Companies declared and paid dividends in the cumulative amounts of $633,000, $1,272,000 and $113,000 by GC, GIRC and GHG, respectively. Of such dividends, the cumulative amounts received by the Company were $601,000, $1,209,000 and $90,000 from GC, GIRC and GHG, respectively.

On April 24, 1996, the Company's Board of Directors declared a dividend for the first quarter of $0.30 per share or $1,726,000 which was paid on May 13, 1996 to Stockholders of record at the close of business on May 6, 1996. Such dividend was made from the Company's cash reserves at March 31, 1996 combined with the first quarter dividends received from the Associated Companies discussed above.

On July 24, 1996, the Company's Board of Directors declared a dividend for the second quarter of $0.30 per share or $1,731,000 payable on August 14, 1996 to Stockholders of record at the close of business on August 5, 1996. Such dividend was made from the Company's cash reserves at June 30, 1996 combined with the second quarter dividends received from the Associated Companies discussed above.

On October 23, 1996, the Company's Board of Directors declared a dividend for the third quarter of $0.30 per share or $3,084,000 payable on November 13, 1996 to Stockholders of record at the close of business on November 4, 1996. Such dividend will be made from the Company's cash reserves at September 30, 1996, combined with the third quarter dividends received from the Associated Companies discussed above and from funding under the Company's Wells Fargo Facility.

On June 4, 1996, the Company sold the two self-storage facilities held in its industrial portfolio. The sales price for these two facilities was $2,900,000. The sales generated a gain of $321,000 and cash proceeds of $2,882,000. From these proceeds, $790,000 was paid down on the Company's secured bank line.

On July 15, 1996, the Company acquired the 99% limited partner interest, and GRT Corporation, a subsidiary of the Company, acquired the 1% general partner interest, in UCT Associates, a limited partnership in which Robert Batinovich held a 1% general partner interest and a 53% limited partner interest, Andrew Batinovich held a 1% general partner interest and GPA held a 45% limited partner interest. UCT Associates owns a 23-story, 275,469 square foot office building known as University Club Tower (the "UCT Property") in St. Louis, Missouri. The Operating Partnership issued 23,333 units of partnership interests in the Operating Partnership ("Units") having an initial redemption value of approximately $350,000 (based on a $15 per Unit value) and repaid approximately $18,250,000 of indebtedness secured by the property, resulting in a total acquisition value of $18,600,000. The $18,250,000 of debt was paid off with funds drawn from the Facility with Wells Fargo.

On August 1, 1996, the Company acquired a 64-room limited service hotel (the "San Antonio Hotel") in San Antonio, Texas, for $2,700,000. GHG assumed management of the hotel and operates it under a lease agreement with the Company. The lease is for a term of five years, commencing August 1, 1996, at a base annual rent of $312,000. In addition to base rent, the lessee is obligated to pay percentage rent when revenue exceeds specified thresholds.

                                   26 of 135

On August 2, 1996, the Company expanded an existing shopping center in Tampa, Florida through a sale/leaseback with the center's anchor tenant, Kash n' Karry Grocery Store, for a purchase price of $1,540,000. The Company is committed to investing an additional $1,760,000 in the property upon completion of certain expansion-related improvements anticipated in mid-1997. This acquisition, along with the acquisition of the San Antonio hotel, was financed with $3,800,000 drawn from the Facility with Wells Fargo.

On September 24, 1996, the Company acquired the 99% limited partnership interest, and GRT Corporation acquired the 1% general partner interest in GPA Bond, L.P., a limited partnership in which GC held a 1% general partner interest and GPA held a 99% limited partner interest. GPA Bond, L.P. owns a two-story, 40,595 square foot suburban office building, referred to as the Bond Street Property, in Farmington Hills, Michigan. The Operating Partnership issued 26,067 Units having an initial redemption value of approximately $400,000 (based on a $15 per unit value) in exchange for the interests in GPA Bond, L.P., and repaid approximately $2,800,000 of indebtedness secured by the property, resulting in a total acquisition value of $3,200,000. The $2,800,000 of debt was paid off with funds drawn from the Facility with Wells Fargo Bank.

On July 15, 1996, the Company entered into the Facility and the Term Loan with Wells Fargo. The Facility is a $50,000,000 secured revolving line of credit. The Facility is secured by first mortgages on selected Company properties with full recourse to the Company and availability is limited to the borrowing base provided by these properties. The Facility has a term of two years, subject to annual extensions. At the Company's option, the Facility will bear interest at LIBOR plus 2.375% or at a base rate. The base rate is based on the higher of Wells Fargo's prime rate plus 0.5% or the Federal Funds Rate plus 1.0%. The Term Loan is a two-year term loan in the amount of $6,100,000 that bears interest at the same rate as the Facility and is secured by first mortgage liens on 10 "QuikTrip" facilities owned by the Company. The initial fundings under the Facility and the Term Loan totaled $28,400,000, of which the Company applied $18,300,000 towards the acquisition of the UCT Property, $9,200,000 for the repayment of the outstanding amount under the then existing line-of-credit with Imperial Bank, and the balance to loan fees and closing costs. Initial funding under the Facility and full disbursement of the Term Loan occurred on July 15, 1996. Through September 30, 1996, the Company drew an additional $6,700,000 under the Facility to finance the acquisitions of the San Antonio Hotel, the shopping center expansion and the Bond Street Property. In October 1996, stock offering proceeds (see below for further discussion) were used to paydown $24,000,000 of the Facility, leaving an outstanding balance of $4,600,000.

In October 1996, the Company completed the October 1996 Offering of 3,666,000 shares of Common Stock. The 3,666,000 shares were sold at a per share price of $13.875 for total proceeds of $47,814,000 (net of 6% underwriting fee of $3,052,000). This additional capital was used to acquire the TRP Properties and to repay most of the outstanding balance under the Company's Facility with Wells Fargo which is now available to fund future acquisitions. In addition, approximately $1,100,000 in other costs were incurred in connection with the offering.

On October 17, 1996, the Company's Operating Partnership acquired a portfolio of twelve properties (the "TRP Properties") located in six states. Included are six industrial, three office, one retail and two multifamily properties comprising 1,250,000 square feet. The total purchase

                                   27 of 135
price was $41,300,000, which comprised the cash payoff of $23,001,000 of mortgage debt, the assumption of $16,300,000 of mortgage debt, issuance of 52,386 Operating Partnership Units which are redeemable for, at the Company's option, cash or stock based on a per Unit value equal to the market value of the Company's common stock, and issuance of 85,448 shares of the Company's common stock. The acquisition was financed in part with proceeds from the October 1996 Offering. This transaction was structured as a contribution of the twelve properties and the mortgage debt on such properties by Trust Realty Partners ("TRP") to the Operating Partnership in exchange for the above noted Operating Partnership units and Company common stock. In addition, Trust Realty Advisors ("TRA"), the then manager of the TRP Properties, transferred to the Company all of TRA's rights, title and interest in and to the Management Agreement and the Leasing Agreement for the TRP Properties in exchange for 96,552 shares of the Company's common stock.

On October 22, 1996, the Company entered into a letter of intent to acquire approximately $25,000,000 of real estate from a California-based real estate firm. The real estate portfolio includes office, industrial and retail properties encompassing nearly 400,000 square feet of net rentable area, located in California, Arizona and Utah. This acquisition will be financed through a combination of assumption of debt, issuance of Operating Partnership Units or Company common stock and cash. The Company has completed its due diligence and expects to execute definitive documentation and close the transaction by mid-November. However, there can be no assurance that these properties will ultimately be acquired by the Company.

Results of Operations

Certain components of the Company's results of operations are not comparable to those of the GRTI Predecessor Entities. The primary reason for the difference is the segregation in 1996 of the operations (management fees and reimbursements, as well as related expenses) of the Associated Companies, all of which were combined in the GRTI Predecessor Entities 1995 financial statements. Effective January 1, 1996, the Company owns 100% of the preferred stock in each of the Associated Companies and accounts for its interests under the equity method. Also contributing to the comparability difference is the change in the operational structure of the three (not including the San Antonio hotel which was acquired in 1996) hotel properties (the "Hotels"). The Hotels were wholly owned by the GRTI Predecessor Entities and thereby, the operations of the Hotels were included in the financial statements of the GRTI Predecessor Entities. Under the current structure, the Company owns the Hotels but leases them to GHG. The Company includes only the related lease payments received from GHG in its statement of operations. The decrease in fees and reimbursements of $10,639,000, or 98%, from $10,838,000 in 1995 to $199,000 in 1996, the decrease in property operating expenses of $1,312,000, or 29%, from $4,556,000 in 1995 to $3,244,000 in 1996, and the decrease of $9,922,000, or 91%, in general and administrative expenses, including salaries, from $10,899,000 in 1995 to $977,000 in 1996 are the primary components affected by these changes in structure.





                                   28 of 135

Set forth below are the average occupancies at the Company's properties, summarized by property type, at September 30:

                                     1996                      1995
                             --------------------       -----------------
         Retail                      93.8%                     94.7%
         Industrial                 100.0%                     99.4%
         Office                      91.7%                     97.3%
         Multifamily                 92.0%                     93.0%
         Hotel                       73.0%                     69.4%

The 1995 office occupancy does not include the UCT and Bond Street Properties as such properties were acquired in 1996. The UCT and Bond Street Properties had average occupancies in 1996 of 88% and 95%, respectively.

Interest and other income decreased $1,605,000, or 72%, to $623,000 in the nine months ended September 30, 1996 from $2,228,000 in 1995. This decrease resulted primarily from the 1995 short-term investment of funds generated from the early repayment of a note receivable in April of 1995 and the early repayment in January and June of 1995 of three of the four notes received from the sale of the Laurel Cranford buildings. Additionally, in 1996, cash balances have been used to prepay the investor notes payable, pay declared dividends and pay costs associated with the Consolidation.

Gain on sale of rental property of $321,000 during the nine months ended September 30, 1996 resulted from the sale of the two self-storage facilities held in the Company's industrial portfolio, as previously discussed.

Depreciation and amortization expense decreased $868,000, or 24%, to $2,694,000 at September 30, 1996, from $3,562,000 at September 30, 1995. The decrease was due primarily to certain of the Company's fixed assets and deferred leasing commissions becoming fully depreciated and amortized in 1995.

Interest expense increased $1,080,000, or 74%, in the nine months ended September 30, 1996 to $2,546,000 from $1,466,000 during the nine months ended September 30, 1995. The increase is primarily the result of an increase in average borrowings during 1996 compared to 1995 which were used to finance the 1996 acquisitions previously discussed.

Extraordinary loss on debt refinancing of $186,000 during the nine months ended September 30, 1996 resulted from the write-off of unamortized loan fees when the $10,000,000 Imperial Bank line-of-credit was paid-off with proceeds from the new Wells Fargo Facility.

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

                                   29 of 135

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

The following table sets forth the Company's calculation of FFO, based upon the new NAREIT definition, and FAD for the three months ended March 31, June 30, and September 30, 1996 (dollars in thousands):


                                                          March 31,
June 30,          September 30,
                                                             1996
1996                 1996
                                                         -------------
-------------      -------------

Net income before provisions for income taxes,
    minority interest and extraordinary items            $      1,354      $
  1,714       $      1,258
Depreciation and amortization                                     897
    862                935
Gain on sale of rental property                                   ---
   (321)               ---
Adjustment to reflect FFO of Associated
    Companies (1)                                                 284
    311                251
                                                         -------------
-------------      -------------

FFO                                                      $      2,535      $
  2,566       $      2,444
                                                         =============
=============      =============



                                   30 of 135


                                                          March 31,
June 30,          September 30,
                                                             1996
1996                 1996
                                                         -------------
-------------      -------------

FFO (from above)                                         $      2,535      $
  2,566       $      2,444

Amortization of deferred financing fees                            36
     36                 69
Principal receipts on mortgage loans                               14
      5                  3
Capital reserve                                                  (185)
   (106)               229
Capital expenditures                                              (54)
   (133)              (477)
Principal amortization reserve                                    (86)
   (125)              (210)
                                                         -------------
-------------      -------------

FAD                                                      $      2,260      $
  2,243       $      2,058
                                                         =============
=============      =============

FFO per share                                            $      0.40       $
  0.41        $      0.39
                                                         =============
=============      =============

FAD per share                                            $      0.36       $
  0.36        $      0.32
                                                         =============
=============      =============

Dividends per share                                      $      0.30       $
  0.30        $      0.30
                                                         =============
=============      =============

Fully converted weighted average shares outstanding        6,296,042
6,303,542          6,342,206
                                                         =============
=============      =============

(1) Reflects the adjustments to FFO required to reflect the FFO of the Associated Companies allocable to the Company. The Company's investments in the Associated Companies are accounted for using the equity method of accounting.




                                   31 of 135

GLENBOROUGH HOTEL GROUP

Background

Glenborough Hotel Group ("GHG") was organized in the State of Nevada on September 23, 1991. GHG currently operates hotel properties owned by Glenborough Realty Trust Incorporated ("GLB") under four separate percentage leases and manages three hotel properties owned by two partnerships whose managing general partner is Glenborough Corporation. GLB owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including one executive officer of GLB, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

GHG also owns approximately 80% of the common stock of Resort Group, Inc. ("RGI"). RGI manages homeowners associations and rental pools for two beachfront resort condominium hotel properties and owns six rental units at one of the properties. GHG receives 100% of the earnings of RGI and consolidates their operations with its own.

GHG also owns 94% of the outstanding common stock of Atlantic Pacific Holdings, Ltd., the sole owner of 100% of the common stock of Atlantic Pacific Assurance Company, Limited (APAC). APAC was formed to underwrite certain insurable risks, however, it no longer underwrites any business and it is expected that it may be liquidated in 1997. GHG accounts for its investment in APAC using the cost method due to its anticipated liquidation.

Liquidity and Capital Resources

GHG's primary source of funding is the cash generated by the operations of the four hotels leased from GLB and fees received for (i) managing three hotels owned by two partnerships and (ii) managing the homeowners associations and rental pools for the resort condominium hotel properties as discussed above.

As of September 30, 1996, GHG has no plans for major capital improvements. Any capital expenditures associated with the six condominium units owned by RGI would be performed by the rental pool and be deducted from the rental checks received monthly.

On April 23, 1996, the board of directors of GHG declared dividends for the first quarter of $50,000 of which $39,400 was made to GLB as the preferred stockholder and the balance to the holders of GHG's common stock.

On July 23, 1996, the board of directors of GHG declared dividends for the second quarter of $33,000 of which $27,000 was made to GLB as the preferred stockholder and the balance to the holders of GHG's common stock.

On October 22, 1996, the board of directors of GHG declared dividends for the third quarter of $22,000 of which $18,000 was made to GLB as the preferred stockholder and the balance to the holders of GHG's common stock.

                                   32 of 135

Results of Operations

Room revenue of $1,948,000 and $5,532,000 for the three and nine months ended September 30, 1996, respectively, represents the revenue earned on the four hotels leased from GLB.

Fee revenue of $280,000 and $1,463,000 for the three and nine months ended September 30, 1996, respectively, represents the fees earned for managing three hotels and two resort condominium hotels.

The primary expenses associated with the leased hotels are room expense of $476,000 and $1,468,000, respectively, lease payments of $575,000 and $1,843,000, respectively, sales and marketing of $190,000 and $571,000, respectively and other operating expenses of $303,000 and $751,000, respectively, for the three and nine months ended September 30, 1996.

The only direct expenses incurred in connection with the management of the three hotels and two resort condominium hotel properties are salaries and benefits of $385,000 and $1,222,000, respectively, for the three and nine months ended September 30, 1996.

General and administrative costs of $240,000 and $706,000 for the three and nine months ended September 30, 1996, respectively, represent the overhead costs associated with administering the business of GHG.




                                   33 of 135

PART 2.  OTHER INFORMATION


Item 1.           Legal Proceedings

Blumberg. On February 21, 1995, a class action complaint was filed in the Superior Court of the State of California in and for San Mateo County in connection with the Consolidation. The plaintiff is Anthony E. Blumberg, an Investor in Equitec B, on behalf of himself and all others (the "Blumberg
Action") similarly situated. The defendants are GC (formerly known as Glenborough Realty Corporation), Glenborough Realty Corporation ("GRC"), Robert Batinovich, the Partnerships and the Company.

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

On October 9, 1995 the parties entered into an agreement to settle the action. The defendants, in entering into the settlement agreement, did not acknowledge any fault, liability or wrongdoing of any kind and continue to deny all material allegations asserted in the litigation. Pursuant to the settlement agreement, the defendants will be released from all claims, known or unknown, that have been, could have been, or in the future might be asserted, relating to, among other things, the Consolidation, the acquisition of the Company's shares pursuant to the Consolidation, any misrepresentation or omission in the Registration Statement on Form S-4, filed by the Company on September 1, 1994, as amended, or the prospectus contained therein ("Prospectus/Consent Solicitation Statement"), or the subject matter of the lawsuit. In return, the defendants agreed to the following: (a) the inclusion of additional or expanded disclosure in the Prospectus/ Consent Solicitation Statement, and (b) the placement of certain restrictions on the sale of the stock by certain insiders and the granting of stock options to certain insiders following consummation of the Consolidation. Plaintiff's counsel indicated that it would request that the court award it $850,000 in attorneys' fees, costs and expenses. In addition, plaintiffs' counsel indicated it would request the court for an award of $5,000 payable to Anthony E. Blumberg as the class representative. The defendants agreed not to oppose such requests.

On October 11, 1995, the court certified the class for purposes of settlement, and set a hearing on December 21, 1995, to determine whether it should approve the settlement and class counsel's application for fees. A notice of the proposed settlement was distributed to the members of the class on November 15, 1995. The notice specified that, in order to be heard at the hearing, any class member objecting to the proposed settlement must, by December 15, 1995, file a notice of intent to appear, and a detailed statement of the grounds for their objection.

A number of objections were received from class members. The objections reiterated the claims in the original Blumberg complaint, and asserted that the settlement agreement did not adequately

                                   34 of 135
compensate the class for releasing those claims. One of the objections was filed by the same law firm that brought the BEJ Action described below.

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

BEJ Equity Partners. On December 1, 1995, a second class action complaint relating to the Consolidation was filed in Federal District Court for the Northern District of California (the "BEJ Action"). The plaintiffs are BEJ
Equity Partners, J/B Investment Partners, Jesse B. Small and Sean O'Reilly as custodian f/b/o Jordan K. O'Reilly, who as a group held limited partner interests in the California limited partnerships known as Outlook Properties Fund IV, Glenborough All Suites Hotels, L.P., Glenborough Pension Investors, Equitec Income Real Estate Investors-Equity Fund 4, Equitec Income Real Estate Investors C and Equitec Mortgage Investors Fund IV, on behalf of themselves and all others similarly situated. The defendants are GRC, GC, the Company, GPA, Ltd., Robert Batinovich and Andrew Batinovich. The Partnerships are named as nominal defendants.

This action alleges the same disclosure violations and breaches of fiduciary duty as were alleged in the Blumberg Action. The complaint sought injunctive relief, which was denied at a hearing on December 22, 1995. At that hearing, the court also deferred all further proceedings in this case until after the scheduled January 17 hearing in the Blumberg Action. Following the trial court's approval of the settlement and entry of judgment in the Blumberg Action, the Company and the other defendants were required to file a responsive pleading in the BEJ Action, and filed a motion to dismiss on July 1, 1996.

It is management's position that the BEJ Action, and the objections to the settlement of the Blumberg Action, are without merit, and management intends to pursue a vigorous defense in both matters. However, given the inherent uncertainties of litigation, there can be no assurance that the ultimate outcome in these two legal proceedings will be in the Company's favor.




                                   35 of 135

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

         (b)      Reports on Form 8-K:

                  On July 26, 1996, the Company filed a report on Form 8-K to make available additional ownership and operation information concerning the Company and the properties owned or managed by it as of June 30, 1996, in the form of a Supplemental Information package.

                  On July 30, 1996, and August 8, 1996, the Company filed reports on Form 8-K and Form 8-K/A, respectively, to document the acquisition of the UCT Property and the two new financing agreements with Wells Fargo Bank.

                  On October 28, 1996, the Company filed a report on Form 8-K to make available additional ownership and operation information concerning the Company and the properties owned or managed by it as of September 30, 1996, in the form of a Supplemental Information package.

                  On November 1, 1996, the Company filed a report on Form 8-K to document the acquisition of the TRP Properties.





                                   36 of 135

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      GLENBOROUGH REALTY TRUST INCORPORATED



                      By: Glenborough Realty Trust Incorporated,




      Date:  November 8, 1996          /s/ Andrew Batinovich
                                       ---------------------
                                       Andrew Batinovich
                                       Director, Executive Vice President,
                                       Chief Operating Officer
                                       and Chief Financial Officer
                                       (Principal Financial Officer)



      Date:  November 8, 1996          /s/ Terri Garnick
                                       -----------------
                                       Terri Garnick
                                       Senior Vice President,
                                       Chief Accounting Officer,
                                       Treasurer
                                       (Principal Accounting Officer)




                                   37 of 135

                                               EXHIBIT INDEX


           Sequentially
     Exhibit
          Numbered Page
     Number                                   Exhibit Title
------------------
--------------------------------------------------------------
-----------------

     10.01            Agreement for Contribution of Partnership  Interests
related
                      to the acquisition of the Bond Street Property.
               39

     10.02            Second  Amendment to First Amended and Restated
Agreement of
                      Limited Partnership of Glenborough Properties, L.P.

               69

     10.03            Second  Amendment to Agreement of Limited  Partnership of
GPA
                      Bond, a California Limited Partnership.

               74
     10.04            Lease  Agreement  between  Glenborough  Properties,  L.P.
and
                      Glenborough Hotel Group for Country Suites - San Antonio.

               77


                                   38 of 135

               AGREEMENT FOR CONTRIBUTION OF PARTNERSHIP INTERESTS


                  THIS AGREEMENT FOR CONTRIBUTION OF PARTNERSHIP INTERESTS ("Agreement") is dated as of __________________, 1996, by and between GLENBOROUGH CORPORATION, a California corporation ("Glenborough"), GPA, LTD., a California limited partnership ("GPA"; GPA and Glenborough are collectively referred to as the "Transferors" and individually as each or any "Transferor"), GLENBOROUGH PROPERTIES, L.P., a California limited partnership ("GPLP"), and GRT Corp., a Georgia corporation ("GRT").

                                    RECITALS

                  A. GPLP is a California limited partnership whose general partner is GLENBOROUGH REALTY TRUST INCORPORATED, a Maryland corporation ("GRTI"), whose stock is publicly traded on the New York Stock Exchange.

                  B.  GPA  owns a 99%  limited  partnership  interest  (the  "LP
Interest") in GPA BOND, LP, a California limited partnership ("BOND"). Glenborough owns a 1% general partnership interest (the "GP Interest") in BOND. The GP Interest and the LP Interest shall hereinafter be collectively referred to as the "Partnership Interests".

                  C. Glenborough desires to transfer to GRT, and GRT desires to acquire from Glenborough, the GP Interest, upon the terms and subject to the conditions set forth in this Agreement. GPA desires to transfer to GPLP, and GPA desires to acquire from GPA, the LP Interest, upon the terms and subject to the conditions set forth in this Agreement.

                  NOW, THEREFORE, in consideration of the premises, the mutual representations, warranties, covenants and agreements hereinafter contained, and other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged, and intending to be legally bound, the parties hereto hereby agree as follows:


                   1. Contribution of Partnership Interests . Subject to and upon the terms and conditions hereinafter set forth and the representations and warranties contained herein:

                      (a) Glenborough hereby agrees to contribute to GRT, without consideration, the GP Interest, free and clear of any and all liens, encumbrances, liabilities, claims, charges, and restrictions of any kind or nature whatsoever; and

                      (b) GPA hereby agrees to transfer to GPLP the LP Interest, in exchange for the Units, as hereinafter defined, free and clear of any and all liens, encumbrances, liabilities, claims, charges, and restrictions of any kind or nature whatsoever.

                   2. Issuance of Units. At the Closing (as defined in Paragraph 3 below), GPLP shall issue to GPA Twenty Nine Thousand Three Hundred Thirty Three (29,333) Limited

                                   39 of 135

Partnership Units, as that term is defined in that certain First Amended and Restated Agreement of Limited Partnership of GPLP, dated as of December 31, 1995, as amended by that Amendment to First Amended and Restated Partnership Agreement of Glenborough Properties, L.P., dated as of July 12, 1996 ("GPLP's Partnership Agreement"). The Units shall include a redemption option as set forth in GPLP's Partnership Agreement. If the Units are redeemed for GRTI Stock, the Holder shall have certain registration rights for a period of one year as well as certain other rights, all as more particularly described in the Registration Rights Agreement attached hereto as Exhibit A (the "Registration Rights Agreement"). On the Closing Date, GPA shall execute and deliver, and GPLP shall cause GRTI, so to execute and deliver, the Registration Rights Agreement.

                   3. Title to the Partnership Interests. At the closing of the transfer contemplated hereafter (the "Closing"), GPA shall convey the LP Interest to GPLP by a duly executed assignment of partnership interests in the form attached hereto as Exhibit B, and Glenborough shall convey to GRT Corp. the GP Interest by a duly executed assignment of partnership interests in the form attached hereto as Exhibit C (collectively, the "Assignments").

                   4. Conditions to Closing. The following conditions are precedent to GPLP's obligation to issue the Units (the "Conditions Precedent"):

                   (a) The representations and warranties of Transferors contained herein shall be true and correct as of the Closing Date as though made at and as of the Closing Date, and Transferors' covenants under this Agreement shall be satisfied as of the Closing Date (to the extent such covenants are to be satisfied as of the Closing Date), and GPLP shall have received at the Closing a certificate dated as of the Closing Date and executed on behalf of Transferors by executive officers of Transferors or of the respective general partners of Transferors, as applicable, certifying as to the fulfillment of the conditions set forth in this Subparagraph 4(a).

                   (b) At the Closing, Transferors shall transfer to GPLP the Partnership Interests free and clear of any defects, liens, encumbrances or claims of any kind.

                   (c) Security Union Title Insurance Company ("Title Company") shall be committed to issue at Closing for the Real Property (as defined in Subparagraph 6(h)(i) below) endorsements (i) dating down the Title Policy, as hereinafter defined, to the Closing, (ii) permitting the continuance of the policy coverage issued to the original partnership (a "Fairways Endorsement") and (iii) such other endorsements reasonably requested by GPLP (the "Endorsements") to BOND's extended coverage American Land Title Association Policy of Owner's Title Insurance , attached hereto in the form of Exhibit D (the "Title Policy"), showing title to the Real Property vested in BOND, subject only to (i) the lien of a first mortgage to be given by BOND to Wells Fargo Bank contemporaneously with the Closing securing GPLP's obligations under certain promissory notes (the "Wells Fargo Loan"), and (ii) exception Nos. 9-13 and 16 ("Permitted Exceptions") on the Title Policy.

                   (d)  The  physical   condition  of  the  Real   Property  and
Improvements (as such terms are defined in Subparagraph 6(h)(i) below) shall be substantially the same on the

                                   40 of 135
day of Closing as on the Effective Date, reasonable wear and tear and loss by casualty excepted (subject to the provisions of Paragraph 9 below).

                   The Conditions Precedent contained in Subparagraphs 4(a) through (e) are intended solely for the benefit of GPLP. If any of the Conditions Precedent is not satisfied, GPLP shall have the right in its sole discretion either to waive in writing the Condition Precedent and proceed with the purchase or terminate this Agreement.

              5.    Closing.

                   (a) The Closing hereunder shall be held and delivery of all items to be made at the Closing shall be made at the offices of GPLP on or before _________________, 1996 (the "Closing Date"). In the event the Closing does not occur on or before the Closing Date, each party shall return to the other party all items which were provided hereunder. Any such return shall not, however, relieve either party of any liability it may have for its wrongful failure to close.

                   (b) At or before the Closing, Transferors shall deliver to GPLP the following:

                        (i)     a duly executed Registration Rights Agreement;

                        (ii)    the duly executed Assignments;

                        (iii)   originals   of  the   Leases   (as   defined  in
               Subparagraph 6(k)(i) below);

                        (iv)originals  of the building  permits and certificates
               of occupancy for the Improvements and all tenant-occupied space included within the Improvements not previously delivered to GPLP;

                        (v)an original, duly executed Assignment and Consent Regarding Transfer of Partnership Interests in the form of Exhibit E hereto;

                        (vi)an original, duly executed Second Amendment to Limited Partnership Agreement of GPA BOND, LP, a California limited partnership in the form of Exhibit F herein;

                        (vii)closing statement in form and content satisfactory to GPLP and Transferors;

                        (viii)any other  instruments,  records or correspondence
               called for hereunder which have not previously been delivered.

GPLP may waive compliance on Transferor's part under any of the foregoing items by an instrument in writing.

                                   41 of 135

                    (c) At or before the Closing, GPLP shall deliver to Transferors the following:

                        (i)a closing statement in form and content  satisfactory
               to GPLP and Transferors; and

                        (ii) a duly executed Registration Rights Agreement.

                    (d) Transferors and GPLP shall each provide such other instruments as are reasonably required to close and consummate the transactions described herein in accordance with the terms hereof.

                    (e) With respect to the Property the following adjustments shall be made, and the following procedures shall be followed:

                        (i) the amount by which the outstanding principal balance plus accrued but unpaid interest on any loans encumbering the Property is greater or less than $2,710,000 at Closing shall be reflected by a decrease or increase, as the case may be, in the number of Units issued to GPA, at an agreed upon value of Fifteen Dollars ($15) per unit.

                        (ii)GPLP shall have the right to collect and keep all rents or other amounts payable under the Leases that were delinquent as of the Closing Date and that relate to a period prior to the Closing without payment thereof to Transferor.

                        (iii)All costs associated with the transaction  shall be
               charged against the GPLP (except for Transferors' legal, accounting or other professional fees), including all title insurance premiums, all escrow charges, any transfer taxes, all costs of GPLP's engineering and environmental analyses, and all survey costs.

                        (iv)The obligations of Transferors and GPLP under this Paragraph 5 shall survive the Closing.


               6. Transferor's Representations and Warranties.Each of the Transferors, jointly and severally, represents and warrants to GPLP as follows:

                    (a)Organization and Standing. GPA is a limited partnership duly organized, validly existing and in good standing under the laws of the State of California. BOND is a limited partnership duly organized, validly existing and in good standing under the laws of the State of California with full power and authority to own, lease and operate its properties and assets and to carry on its business and activities as currently conducted (the "Business").

                                   42 of 135

                    (b) Capacity and Authority. Each Transferor has full power and authority to execute and deliver this Agreement and to perform all of the terms and conditions hereof to be performed by the Transferor, and to consummate the transactions contemplated hereby. This Agreement has been duly executed and delivered by each of the Transferors and is the legal, valid and binding obligation of each of the Transferors and is enforceable against each of the Transferors in accordance with its terms, except as the enforcement thereof may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the rights of creditors generally and by general equitable principles (whether or not such enforceability is considered in a proceeding at law or in equity). None of the Transferors or BOND is presently subject to any bankruptcy, insolvency, reorganization, moratorium, or similar proceeding.

                    (c) No Violation. Neither the execution and delivery of this Agreement, the consummation of the transactions contemplated by this Agreement, nor the compliance with the terms and conditions hereof will (i) violate or conflict, in any material respect, with any provision of BOND's Partnership Agreement or any statute, regulation, rule, injunction, judgment, order, decree, ruling, charge or other restrictions of any government, governmental agency or court to which either of the Transferors and/or BOND is subject, or (ii) result in any material breach or the termination of any lease, agreement or other instrument or obligation to which either of the Transferors or BOND is a party or by which any of the properties or assets of the Transferors or BOND may be subject, or cause a lien or other encumbrance to attach to any of BOND's properties. Neither the Transferors nor BOND is a party to any contract or subject to any other legal restriction that would prevent or restrict complete fulfillment by the Transferors of all of the terms and conditions of this Agreement or compliance with any of the obligations under it.

                    (d) Title to Partnership Interests. All of the Partnership Interests are currently owned and as of the Closing will be owned beneficially by the Transferors as set forth in Recital B hereto. The Transferors own the Partnership Interests free and clear of all liens, charges, encumbrances, claims, rights of others, mortgages, pledges or security interests, and the Partnership Interests are not subject to any agreements or understandings among any persons with respect to the voting or transfer thereof. The Transferors each have full legal right to sell, assign, and transfer the Partnership Interests and, upon delivery of the Assignment pursuant to the terms hereof, good and marketable title to the Partnership Interests free and clear of any liens, charges, encumbrances, pledges, security interests, taxes, claims or rights of others of any nature whatsoever shall vest in GPLP.

                    (e) Subsidiaries and Affiliates. BOND does not own, control or hold with the power to vote, directly or indirectly, any shares or capital stock or beneficial interest in any corporation, partnership, limited liability company, association, joint venture or other entity.

                    (f) Required Consents. All material consents required from any governmental authority or third party in connection with the execution and delivery of this Agreement by the applicable Transferor or the consummation by the applicable Transferor of the transactions contemplated hereby have been made or obtained or shall have been made or obtained by the Closing Date. Complete and correct copies of all such consents shall be delivered to GPLP.

                                   43 of 135

                    (g) Absence of Undisclosed Liabilities. Except for the liabilities (i) the "Lease and Contract Liabilities" (as hereinafter defined), and (ii) the liabilities incurred since the date of BOND's latest financial statements in the ordinary course of business (the items described in (i) and (ii) are collectively referred to as the "Closing Date Liabilities"), as of the date hereof BOND has, and as of the Closing Date BOND will have, no known liabilities, obligations, debts, contracts or other commitments of any kind or nature whatsoever, whether accrued, fixed, absolute, conditional, determined or determinable, and whether or not required under generally accepted accounting principles to be accrued or disclosed in a balance sheet of BOND, existing as of the date hereof or on the Closing Date or arising out of, or resulting from any transaction entered into prior to or at the Closing Date. As of the date hereof there is, and as of the Closing Date there will be, no existing fact, condition, situation or circumstance known to Transferors that would result in any material liability or obligation of BOND other than the Closing Date Liabilities. For purposes of this Agreement, the term "Lease and Contract Liabilities" shall mean the liabilities and obligations of BOND under the Leases and Contracts (as such terms are hereinafter defined), but only to the extent such liabilities and obligations are required to be performed and satisfied after the Closing Date and excluding (y) liabilities and obligations arising as a result of any breach of, or default or failure to perform under, any Lease or Contract by BOND prior to the Closing Date, and (z) liabilities and obligations arising as a result of any breach of, or default or failure to perform under any Lease or Contract by BOND on or after the Closing Date, which breach, default or failure is the result of Transferors' failure to perform any of its obligations under this Agreement.

                    (h) Real Property.

                         (i) BOND has, and at the Closing Date will have, good and indefeasible fee simple title to the real property described on Schedule (6)(h)(i) attached hereto (the "Real Property"), subject only to the Permitted Exceptions. The Real Property, together with all buildings, improvements and fixtures owned by BOND and located or to be located thereon (the "Improvements") are referred to collectively as the "Property."

                         (ii) There are no adverse or other parties in possession of the Property, or any part thereof, except BOND and tenants under the Leases. No party has been granted any license, lease, or other right relating to the use or possession of the Property or any part thereof, except tenants under the Leases.

                         (iii) Except as disclosed to GPLP, there are no material defects with respect to the Real Property, including, without limitation, no material defects in the structural and load-bearing components of the Property, the roof(s), the parking lot(s), the plumbing, heating, air conditioning and electrical and life safety systems, and all such items are in good operating condition and repair. For the purpose of this Subparagraph 6(h)(iii), the term "material defects" shall mean defects which in the aggregate for the Property would cost more than $50,000 to repair.

                         (iv)Except as disclosed to GPLP, to the best of Transferors' knowledge, the use and operation of the Property is in compliance with all applicable restrictive covenants, building codes, environmental, zoning and land use laws, and other applicable

                                   44 of 135
          local, state and federal laws and regulations (collectively, "Laws").

                         (v)  Except  as  disclosed   to  GPLP,   there  are  no
         condemnation,   environmental,  zoning  or  other  land-use  regulation
         proceedings, either instituted or, to the best of Transferors' knowledge, planned to be instituted, which would detrimentally affect the use, operation or value of any of the Property, nor has either Transferor or Company received notice of any special assessment proceedings affecting any of the Property. Transferors shall notify GPLP promptly of any such proceedings of which either Transferor becomes aware.

                         (vi) All water, sewer, gas, electric, telephone, and drainage facilities and all other utilities required by law or by the normal use and operation of the Property are installed to the property lines of the Property, and are connected pursuant to valid permits, and are adequate to service the Property and to permit compliance with all Laws.

                         (vii) Company has obtained all licenses, permits, variances, approvals, authorizations, easements and rights of way, including proof of dedication, required from all governmental authorities having jurisdiction over the Property or from private parties for the intended use, operation and occupancy of the Property and to insure vehicular and pedestrian ingress to and egress from the Property.

                         (viii)Except   as  disclosed  to  GPLP,   there  is  no
         litigation pending or, to the best of Transferors' knowledge, threatened, against either Transferor or any basis therefor that arises out of the ownership of the Property or that might detrimentally affect the value or the use or operation of any of the Property for its intended purpose or the ability of Transferors to perform their obligations under this Agreement. Transferors shall notify GPLP promptly of any such litigation of which either Transferor becomes aware.

                         (ix)Except as disclosed to GPLP, at the time of Closing there will be no outstanding written or oral contracts made by Company for any improvements to the Property which have not been fully paid for and Transferors shall cause to be discharged all mechanics' and materialmen's liens arising from any labor or materials furnished to the Property prior to the time of Closing.

                         (x) As of the Closing Date, Company has completed (i) all original building construction on the Real Property, (ii) all punch-list items with respect to any tenant improvements constructed by Company as landlord under the Leases, and (iii) all on- and off-site development obligations of BOND in connection with any of the Real Property.

                         (xi)Transferors know of no facts nor have Transferors failed to disclose any fact which would prevent BOND from using and operating the Property after Closing in the manner in which the Property is intended to be operated.

                                   45 of 135

                         (xii) Other than the rights of Tenants, as tenants only, under the Leases, there are no purchase contracts, options or other agreements of any kind, written or oral, recorded or unrecorded, whereby any person or entity other than BOND will have acquired or will have any basis to assert any right, title or interest, or right to possession, use, enjoyment or proceeds of all or any portion of the Property. None of the Leases contain any rights of first offer, first refusal or purchase options.


                    (i) Leased Personal Property. Transferors will make, or cause to be made available to GPLP true, correct and complete copies of all leases and subleases for each item of personal property leased or subleased to BOND (the "Leased Personal Property"). All such Leased Personal Property is in BOND's actual possession and is in such condition that, upon return of such property in its present condition to its owner, BOND will not be liable in any amount to such owner on account of the condition of such Leased Personal Property.

                    (j) Title to and Condition of Assets. BOND has good and indefeasible title to the Property, including, without limitation, the Real Property and the Improvements, any personal property owned by Company ("Personal Property") and all other assets and properties, whether real or personal, tangible or intangible, which it owns (collectively referred to as the "Assets"). All Assets are owned free and clear of all mortgages, liens, pledges, claims, charges, restrictions, easements, encumbrances or security interests of any kind or nature whatsoever (collectively, the "Liens"), other than the Loans. Except in connection with the Loans, no financing statement under the Uniform Commercial Code or similar law naming BOND as debtor has been filed in any jurisdiction and is still in effect, and BOND is not a party to or bound by any agreement or arrangement authorizing any party to file any such financing statement. Upon the Closing, BOND will have good, valid, complete and marketable title to the Assets free and clear of all Liens except for the Loans.

                    (k) Leases.

                         (i) Attached hereto as Exhibit G is a list (the "Rent Roll") of each lease or agreement for the use or occupancy of the Property (collectively, the "Leases") as of the date of this Agreement. Said Rent Roll is complete in all material respects and all information therein is accurate as of its date, and there are no Leases or tenancies with respect to the Property or any part thereof except as therein set forth. Except as disclosed on the Rent Roll, no rental under any Lease has been collected in advance of the current month. BOND is the owner of the entire lessor's interest in and to each of the Leases and none of the Leases or the rentals or other sums payable thereunder has been assigned or otherwise encumbered, except in connection with the Loans.

                         (ii) Each of the Leases, including, without limitation, any guaranties thereof, is an enforceable Lease and is in full force and effect according to the terms set forth therein, except as the enforcement thereof may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, or similar laws affecting the rights of creditors generally, and by general equitable principles. Except as disclosed to GPLP, (i) no Tenant under any of the Leases is greater than forty-five (45) days delinquent in the

                                   46 of 135
         payment of its rental and other sums due, (ii) no Tenant has abandoned or otherwise vacated the Property in violation of any Lease, (iii) no Tenant or guarantor has filed a voluntary petition in bankruptcy, insolvency or similar proceedings, has been the subject of an involuntary bankruptcy petition, or otherwise been adjudged bankrupt or insolvent in any proceedings filed against such tenant or guarantor;
         (iv) no trustee or receiver has been appointed for any Tenant; (v) no written notice has been provided to any tenant notifying the Tenant that it is in default under the Lease which default has not been remedied by such Tenant; and (vi) no Tenant, to Transferors' knowledge, is otherwise in default under any of the Leases. Except as otherwise provided in the Lease, each Tenant is legally required to pay all sums and perform all obligations set forth in its respective Lease, without concessions, abatements, offsets or other basis for relief or adjustment, subject to applicable bankruptcy, insolvency, reorganization, moratorium, or similar laws affecting the rights of creditors generally, and by general equitable principles.

                         (iii) To the best of Transferors' knowledge, no material event of default on behalf of BOND, as lessor, exists under any Lease and no event or condition exists that, upon the giving of notice or lapse of time, or both, would constitute a default by BOND under any Lease. No Tenant has given notice to BOND of any offsets, defenses or claims available against rent or other charges payable by such Tenant or other performance or obligations otherwise due from it under any Lease, except as specifically set forth in the Rent Roll.

                         (iv) No guarantor of any Lease has been released or discharged, voluntarily or involuntarily, from any obligation under or in connection with any Lease or any transaction related thereto.

                         (v)No Tenant or any other party has given notice of any claim (other than for customary refund at the expiration of a Lease) to all or any part of any security deposit. The Rent Roll sets forth all security deposits held by BOND.

                         (vi)Except as shown on the Rent Roll, Company has paid in full any of landlord's leasing costs or obligations, including, without limitation, any costs incurred by Company in connection with any tenant improvements.

                         (vii)No Tenant has indicated to Company either orally or in writing its intent to terminate its Leases prior to expiration of the term of such Lease.

                         (viii) Except as disclosed to GPLP, (A) no brokerage or similar fee is due or unpaid by Company with respect to the Leases, and
         (B) no brokerage or similar fee shall be due or payable after the Closing in connection with the Leases pursuant to any agreement entered into by Company or either Transferor or of which either Transferor or Company has knowledge.

                    (l) Permits and Licenses. BOND owns or has rights under all material government and non-government licenses and permits required for the lawful conduct of the Business and BOND's use and ownership of the Property (collectively, the "Licenses").

                                   47 of 135

BOND owns or has rights under all Licenses. At the Closing Date, BOND will have all such Licenses and the Licenses shall, in all material respects, be in full force and effect. The consummation of the transactions contemplated hereby will not result in any revocation, cancellation or suspension of any of the Licenses. No actions or proceedings to revoke any Licenses are pending or, to the knowledge of the Transferors, threatened. BOND has not taken any action or knowingly failed to take any action which would materially impair, limit or in any way affect any of BOND's right to conduct its Business and operate the Property. To the best of Transferors' knowledge, there is no basis for any action, suit, proceeding, hearing, investigation, charge, complaint, claim or demand which would have the result of challenging the legality, validity or enforceability of any of the Licenses. BOND is, in all material respects, in compliance with all of the Licenses. No registration, filing, application, notice, transfer, consent, approval, order, qualification, waiver or other action of any kind will be required as a result of the transactions contemplated herein to avoid (i) the loss of any License, (ii) a violation, breach or default under or the termination of any License, or (iii) the creation of any Lien on any Asset pursuant to the terms of any License and/or any law, regulation, order or other requirement or any contract or agreement binding upon BOND or to which any Asset may be subject.

                    (m) Taxes. BOND has timely filed or caused to be timely filed all federal, state and local tax returns and informational filings for taxes, and all such tax returns and informational filings are, in all material respects, proper, complete and accurate. Copies of all available tax returns and informational filings of BOND existing as of the Effective Date have been provided to GPLP and any subsequent tax returns and informational filings shall be delivered to GPLP as they become available. BOND has withheld and/or paid all taxes which have become due pursuant to BOND's tax returns and all other taxes, assessments and other governmental charges which have become due and are imposed by law upon BOND or any of its Assets which are due on or after the Closing Date, which relate to periods prior to the Closing Date. Neither of the Transferors nor BOND have received and neither of the Transferors have any knowledge of any notice of deficiency or assessment with respect to BOND and its Assets or any basis for any of the foregoing, from any taxing authorities. There is no litigation, governmental or other proceeding (formal or informal) or investigation pending or, to the best of Transferors' knowledge, threatened with respect to any such federal, state or local income or other taxes, tax returns or informational filings of BOND. There are not in effect any waivers or extensions of statutes of limitations with respect to taxes payable by BOND.

                    (n) BOND Loans. Except for such loans and advances that will be paid in full on or before the Closing Date and the Wells Fargo Loan, BOND has no outstanding loans or other advances to any other party. Neither BOND nor either Transferor has defaulted on any loan or other obligation entered into in connection with the Property or the Business.

                    (o) Compliance with Laws. BOND is, and all of the Assets are, in all material respects, in compliance with all applicable laws, orders, rules, Licenses, codes, rulings, decrees, regulations, ordinances and other requirements of all federal, state and local governmental, administrative and judicial authorities and agencies. No action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand or notice has been filed or commenced.

                                   48 of 135

                    (p)  Contracts.  With  respect  to  all  service  contracts, construction contracts for work in progress, any warranties thereunder, management contracts, reciprocal easement agreements, operating agreements, maintenance agreements, franchise agreements and other similar agreements (the "Contracts"). With respect to each of the Contracts, (i) the Contract is legal, valid, binding, enforceable in accordance with its terms and in full force and effect, except as may be limited by bankruptcy, reorganization, fraudulent conveyance, insolvency or similar laws of general application relating to or affecting the enforcement of creditor's rights and subject to general principles of equity, (ii) the Contract will not be adversely affected by the occurrence of the Closing and will be legal, valid, binding, enforceable in accordance with its terms and in full force and effect on identical terms following the consummation of the sale of the Partnership Interests, (iii) no party to the Contract is in breach or default under any obligation thereunder or any provisions thereof which would have material adverse affect upon BOND, and no event has occurred which, with notice or lapse of time, would constitute a breach or default, or permit any termination under the Contract which would have a material adverse affect upon BOND, (iv) no event has occurred under the Contract which would permit the creation of any Lien upon, or the restriction of the right to the use of, any Asset and (v) no party to any Contract has repudiated any material provision of the Contract.

                    (q) Loan Documents. With respect to all notes or other evidence of indebtedness, loan agreements, mortgages, guaranty agreements, and any and all other documents entered into by BOND and all amendments, modifications and supplements thereto (collectively the "Loan Documents") in connection with any Loans to BOND and all matters in connection with the Loans,
(i) each Loan Document is legal, valid, binding, enforceable in accordance with its terms and in full force and effect, except as may be limited by bankruptcy, reorganization, fraudulent conveyance, insolvency or similar laws of general application relating to or affecting the enforcement of creditor's rights and subject to general principles of equity, (ii) each Loan Document will not be adversely affected by the occurrence of the Closing and will be legal, valid, binding, enforceable in accordance with its terms and in full force and effect on identical terms following the consummation of the sale of the Partnership Interests, (iii) no party to the Loan Document is in breach or default under any obligation thereunder or any provisions thereof which would have material adverse affect upon BOND, and no event has occurred which, with notice or lapse of time, would constitute a breach or default, or permit any termination, modification or acceleration under the Loan Documents which would have a material adverse affect upon BOND, (iv) no event has occurred under the Loan Document which would permit the creation of any Lien upon, or the restriction of the right to the use of, any Asset and (v) no party to the Loan Document has repudiated any material provision of the Loan Document.

                    (r) Insurance. Copies of all insurance policies of BOND by which BOND and any of its Assets are now covered or have been covered during the last three (3) years will be provided to the GPLP. Transferors agree to cause BOND to maintain the existing policies (which are presently in force) or comparable coverage in full force and effect at all times from the date of this Agreement through and including the Closing Date. None of the Transferors or BOND have received any notice from any insurance carrier of its intent to discontinue any such insurance coverage or have any reason to believe that such carrier intends to discontinue any such insurance coverage. Except as set forth in Schedule 6(r), during the last

                                   49 of 135
three years, there has been no material casualty affecting BOND or loss, damage or destruction to any of its properties, whether or not covered by or compensated under any insurance policy of BOND.

                    (s) Orders and Litigation. No court or governmental or regulatory authority of competent jurisdiction has enacted, issued, promulgated, enforced or entered any statute, rule, regulation, judgment, decree, injunction or other order (whether temporary, preliminary or permanent) which is in effect and prohibits consummation by Transferors or BOND of the transactions contemplated by this Agreement. Except as disclosed to GPLP, BOND is neither subject to any outstanding injunction, judgment, order, decree, ruling or charge nor a party, or, to the best of Transferors' knowledge, threatened to be made a party, to any action, suit, proceeding, hearing or investigation of, in, or before any court or quasi-judicial or administrative agency of any federal, state or local jurisdiction or before any arbitrator, and there is no basis known to the Transferors for any such action.

                    (t) Employees. BOND does not now and has never had any employees.

                    (u) Environmental Matters. Transferors have delivered to GPLP all environmental reports and investigations relating to the Property and/or the Prior Properties (as herein defined) which are available to Company or Transferors or in Company's or Transferors' possession (the "Environmental Reports"). Except as set forth in the Environmental Reports:

                         (i) BOND's prior uses of the Property have at all times during BOND's lease, ownership or use thereof complied in all material respects with, and neither has BOND nor, to the best of Transferors' knowledge, any other person in connection with the ownership, lease, occupancy, use, maintenance, or operation of the Property and the conduct of the Business violated, in any material respect, any then applicable federal, state, county or local statutes, laws, regulations, rules, ordinances, codes, licenses or permits relating in any way to the protection of the environment, including, without limitation, the Clean Air Act, the Federal Water Pollution Control Act of 1972, the
         Resource Conservation and Recovery Act of 1976 ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), and the Toxic Substances Control Act and any amendments or extensions of the foregoing and the regulations promulgated thereunder (collectively, the "Environmental Laws"). BOND's existing use of the Property complies with and BOND is not currently, in any material respect, in violation of any current Environmental Laws in connection with the ownership, lease, occupancy, use, maintenance, or operation of the Property and the conduct of the Business. During the time BOND has owned, leased or used the Property, BOND has not received any written notification from the Federal Environmental Protection Agency, or the environmental protection agency or similar agency of any of the States, that a permit is required by BOND for any reason whatsoever, including, without limitation, the use or maintenance of any improvement or facility on the Property and, to the Transferors' knowledge, no such permit has been required. Neither Company, nor to the best of Transferors' knowledge, any third party

                                   50 of 135
         has  installed,  used  or  removed  any  storage  tank  on,  from or in connection with the Property except in full compliance with all Environmental Laws, and to the best of Transferors' knowledge there are no storage tanks or wells (whether existing or abandoned) located on, under or about the Property and to the best of Transferors' knowledge no storage tank has been installed on, used on or removed from or used in connection with the Property in violation of any Environmental Laws. To the best of Transferors' knowledge, the Property does not consist of any building materials that contain Hazardous Materials. No claim, action, suit or proceeding is pending or, to the Transferors' knowledge, threatened against BOND, before any court or other governmental authority or arbitration tribunal, relating to Hazardous Materials, pollution or the environment, and there is no outstanding judgment, order, writ, injunction, decree or award against or affecting BOND or the Property with respect to the same. There is not presently occurring, nor to the Transferors' knowledge, has there ever been any "release" of any Hazardous Materials onto or from the Property in violation of an Environmental Law. To the best of Transferors' knowledge, there has never been, nor is there presently occurring, any "release" of any "hazardous substance" from any location where BOND transported, treated, disposed of or arranged or caused the transportation, treatment or disposal of Hazardous Materials in violation of an Environmental Law. BOND has utilized, stored, delivered for disposal, disposed of and transported all wastes, whether hazardous or not, in material compliance with the then applicable laws, rules, regulations and ordinances and the common law and so as not to give rise to any reporting, remediation or clean-up obligation under any currently applicable law, rule, regulation or ordinance or the common law. The provisions of this Subparagraph 6(u) shall also apply to the real property of, and actions taken by, each person controlled by BOND during all periods in which such person was controlled by BOND; provided, however, that for purposes of this Subparagraph 6(u), BOND shall not be deemed to be in control of any Tenant of the Property. BOND has not received any written notice from any government agency advising it that it is responsible for response costs with respect to a release, a threatened release or clean up of chemical produced by, or resulting from, any business, commercial, or industrial activities, operations, or processes, including, but not limited to, Hazardous Materials, and has not received any written information requests under CERCLA from any government agency. As used herein, "release" shall have the same meaning as defined in CERCLA.


                    (v) Intellectual Property. BOND does not utilize or otherwise conduct any business under any trademark, service mark or tradename. BOND has not been charged with, nor, to the knowledge of Transferors, has it infringed, or, is it threatened to be charged with infringement of, any patent, proprietary rights or trade secrets of others in the conduct of its Business, and, to the date hereof, BOND has not, to Transferors' knowledge, received any notice of conflict with or violation of the asserted rights in intangibles or trade secrets of others.

                                   51 of 135

                    (w) Brokers' Fees. Neither the Transferors nor BOND has any liability or obligation to pay any fees or commissions to any broker, finder or agent with respect to the transactions contemplated by this Agreement.

                    (x) Accuracy of Information. Neither Transferor has knowledge of any events, transactions or other facts which, either individually or in the aggregate might reasonably give rise to circumstances or conditions which might have a material adverse affect on the general affairs, business, prospects, financial position, results of operations or net worth of BOND.

                    (y) No Indemnification Liabilities. There are no existing liabilities that require BOND to indemnify its partners for acts or omissions by such persons acting on behalf of BOND or existing agreements to provide indemnification for such liabilities.

                    (z) No Foreign Persons. Neither Transferor is a "foreign person" within the meaning of Section 1445(f)(3) of the Code.

                    (aa) Investment Representations.

                         (i)(A) Each Transferor is acquiring the Units for investment for its own account, not as a nominee or agent, and not with a view to the sale in connection with a public distribution of any part thereof; and (B) each Transferor has no present intention of selling, granting a participation in or otherwise distributing, and does not have any contract, undertaking, agreement or arrangement with any natural person, corporation, partnership, association or other entity ("Person") to sell, transfer or grant a participation to such person, or to any third person, with respect to any of the Units.

                         (ii)Each Transferor understands that the Units are not registered under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder (the "Securities Act") on the ground that the sale and the issuance of the Units hereunder is exempt from registration under the Securities Act pursuant to Section 4(2) thereof and regulations issued thereunder, and that the GPLP's reliance on such exemption is predicated on Transferors' representations set forth herein.

                         (iii)Each  Transferor  represents that it either (A) is
         both an "accredited investor" as that term is defined in Regulation D promulgated under the Securities Act and a purchaser excluded from the count of investors under Section 25102(f) of the California Corporations code; or (B) alone or together with its professional advisor, has such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of investment in the GPLP and has the capacity to protect its own interest in connection with the transactions contemplated hereby. Each Transferor further represents that, during the course of the transaction and prior to its purchase of shares of the Units, it had access to, the opportunity to ask questions of, and receive answers from, representatives of the GPLP concerning the terms and conditions of the offering and to obtain additional information (to the extent the GPLP possessed such information or could acquire it without

                                   52 of 135
         unreasonable effort or expense) necessary to verify the accuracy of any information furnished to it or to which it had access.

                         (iv) Each Transferor has relied solely on its own investigations in making a decision to purchase the Units, and has received no representation or warranty from GPLP, or any of its affiliates, employees or agents, other than those set forth in this Agreement.

                         (v) Each Transferor understands that the Units may not be sold, transferred or otherwise disposed of without registration under the Securities Act or pursuant to an exemption therefrom, and that in the absence of an effective registration statement covering the Units or an available exemption from registration under the Securities Act, the Units must be held indefinitely. In particular, each Transferor is aware that the Units may not be sold pursuant to Rule 144 promulgated under the Securities Act unless all of the conditions of that Rule are met. Each Transferor represents that, in the absence of an effective registration statement covering the Units, it will sell, transfer or otherwise dispose of the Units only in a manner consistent with its representations set forth herein and then only in accordance with the provisions of this Agreement, GPLP's Partnership Agreement, and applicable laws and regulations.

                         (vi)Each Transferor agrees that, except as specifically contemplated hereunder, in no event will it transfer or dispose of any of the Units other than pursuant to an effective registration statement under the Securities Act, unless and until (i) there is compliance with all requirements contained in other sections of this Agreement and the GPLP's partnership agreement; (ii) the Transferor shall have notified GPLP of the proposed disposition and shall have furnished GPLP with a statement of the circumstances surrounding the disposition; (iii) if requested by GPLP, at the expense of such Transferor, or its transferee, it shall have furnished to GPLP an opinion of counsel, reasonably satisfactory to GPLP, to the effect that such transfer may be consummated without registration under the Securities Act; and (iv) the transferee executes and delivers an assumption of the terms and conditions of this Agreement and the GPLP's Partnership Agreement satisfactory to GPLP.


         7. Representations and Warranties of GPLP. GPLP hereby represents and warrants to Transferors as follows: GPLP is a duly organized and validly existing limited partnership under the laws of the State of California; this Agreement and all documents executed by GPLP which are to be delivered to Transferors at the Closing are or at the time of Closing will be duly authorized, executed and delivered by GPLP, and are or at the Closing will be legal, valid and binding obligations of GPLP, and do not and at the time of Closing will not violate any provisions of any agreement or judicial order to which GPLP is subject.

         8. Indemnification.

                    (a) Each party hereby agrees to indemnify the other party and defend and hold it harmless from and against any and all claims, demands, liabilities, costs, expenses,

                                   53 of 135
penalties, damages and losses, including, without limitation, attorneys' fees, resulting from any misrepresentation or breach of warranty or breach of covenant made by such party in this Agreement or in any document, certificate, or Exhibit given or delivered to the other pursuant to or in connection with this Agreement.

                    (b) Transferors agree on a joint and several basis to indemnify GPLP and BOND and defend and hold GPLP and BOND harmless from and against any and all claims, demands, liabilities, costs, expenses, penalties, damages and losses, including, without limitation, attorneys' fees, asserted against, incurred or suffered by GPLP or BOND resulting from or arising out of any transaction entered into, any state of facts existing, or any personal injury or property damage occurring in, on or about the Property or relating thereto, before the Closing Date, from any cause whatsoever other than as a consequence of the acts or omissions of GPLP, its agents, employees or contractors.

                    (c) GPLP and BOND agree to indemnify Transferors and defend and hold Transferors harmless from any claims, losses, demands, liabilities, costs, expenses, penalties, damages and losses, including, without limitation, attorneys' fees, asserted against, incurred or suffered by Transferors resulting from or arising out of any transaction entered into, any state of facts existing, or any personal injury or property damage occurring in, on or about the Property or relating thereto, after the Closing Date, from any cause whatsoever other than as a consequence of the acts or omissions of either Transferor, or their respective agents, employees or contractors.

                    (d) Transferors agree on a joint and several basis to and do hereby indemnify, defend and hold harmless GPLP, its shareholders and BOND and the respective agents, contractors, employees, shareholders, trustees, investment advisors, and representatives of each of GPLP, its shareholders, and BOND and each of their successors and assigns, from and against any and all liabilities, claims, demands, suits, administrative proceedings, causes of action, costs, damages, personal injuries and property damages, losses and expenses, both known and unknown, present and future, at law or in equity, arising out of or related in any way to any active or inactive underground storage tanks at the Property ("USTs") or the presence of any hazardous substances in or about the Property or any portion thereof existing on or prior to the Closing Date. This indemnification includes, without limitation, (i) any and all remedial costs (including, without limitation, all costs, expenses and fees incurred in connection with any corrective action, preventative measures, or any response, removal, transport, disposal, clean-up, abatement, treatment and monitoring actions relating to hazardous substances, including, regulatory costs, penalties, fines, legal fees and disbursements and the costs of environmental contractors and consultants) associated with any USTs or hazardous substances, (ii) to the maximum extent allowed by law, all fines and/or penalties that may be imposed in connection with any USTs, (iii) defense of any claim made by any individual or entity (including any government or governmental agency or entity) concerning any of the foregoing, which defense shall be conducted by counsel and with the assistance of environmental advisors and consultants, in all cases subject to the prior written approval of GPLP, and
(iv) reasonable attorneys' fees and costs and environmental advisors' and consultants' fees incurred by GPLP and BOND with respect to enforcing its rights under this indemnification provision.

                                   54 of 135

                    (e) The indemnification provisions of this Paragraph 8 shall survive beyond the Closing, or, if the Closing does not occur pursuant to this Agreement, beyond any termination of this Agreement.

         9. Risk of Loss.

                    (a) Minor Loss. GPLP shall be bound to transfer the Units in exchange for the Partnership Interests as required by the terms hereof, without regard to the occurrence or effect of any damage to the Property or destruction of any improvements thereon or condemnation of any portion of the Property, provided that: (a) the cost to repair any such damage or destruction does not exceed five percent (5%) of the fair market value of the Property or, in the case of a partial condemnation, the value of the portion of the Property taken does not exceed five percent (5%) of the fair market value of the Property; (b) upon the Closing, there shall be a credit reducing the number of Units (at $15 per Unit) to be transferred by GPLP hereunder equal to the amount of any insurance proceeds or condemnation awards collected by the Transferors as a result of any such damage or destruction or condemnation, plus seventy-five percent (75%) of the amount of any insurance deductible; (c) insurance or condemnation proceeds available to BOND are sufficient to cover the cost of restoration; and (d) the insurance carrier has admitted liability for the payment of such costs. If the proceeds or awards have not been collected as of the Closing, then Transferors' right, title and interest to such proceeds or awards shall be assigned to GPLP.

                    (b) Major Loss. If the cost to repair such damage or destruction to the Property exceeds fifteen percent (15%) of the fair market value of the Property or, in the case of condemnation, if the value of the Property taken exceeds fifteen percent (15%) of the fair market value of the Property, then GPLP may, at its option to be exercised by written notice to Transferors within twenty (20) days of Transferors' notice to GPLP of the occurrence of the damage or destruction or the commencement of condemnation proceedings, either (a) elect to terminate this Agreement, in which event each party shall have no further right, liability or obligation to the other, except as set forth herein by express reference in a paragraph or provision which provides that such paragraph or provision shall survive termination of this Agreement, or (b) consummate the purchase of all of the Property as required by the terms hereof, subject to the credits against the Units provided below. If GPLP elects to proceed with the purchase of all of the Property, then, upon the Closing, GPLP shall be given a credit reducing the number of Units (at $15 per Unit) to be transferred by GPLP hereunder equal to the amount of any insurance proceeds or condemnation awards collected by the Transferors as a result of any such damage or destruction or condemnation, plus seventy-five percent (75%) of the amount of any insurance deductible. If the proceeds or awards have not been collected as of the Closing, then Transferors' right, title and interest to such proceeds or awards shall be assigned to GPLP. If GPLP fails to give Transferors notice within such 20-day period, then GPLP will be deemed to have elected to terminate this Agreement.

         10. Inspections. Prior to the Closing Date, Transferors shall afford authorized representatives of GPLP reasonable access to the Property for purposes of satisfying GPLP with respect to the representations, warranties and covenants of Transferors contained herein and with

                                   55 of 135
respect to satisfaction of any Conditions Precedent to the Closing contained herein, including, without limitation, the drilling of test wells on and the taking of soil borings from the Property. GPLP hereby agrees to indemnify and hold Transferors harmless from any damage or injury to persons or property caused by GPLP or its authorized representatives during their entry and investigations prior to the Closing. In the event this Agreement is terminated, GPLP shall restore the Property to substantially the condition in which it was found. This indemnity shall survive the termination of this Agreement or the Closing, as applicable.

         11. Actions Prior to Closing. Subject to the provisions of Paragraph 12 below, from and after the Effective Date and until the Closing Date, or until this Agreement shall be terminated as herein provided, Transferors shall not and shall not otherwise cause BOND to (i) merge with or into, consolidate with, or sell its assets to any other corporation or person, or enter into any other transaction not in the ordinary course of the Business consistent with past practice, (ii) incur any liability or obligation, make any commitment or disbursement, acquire or dispose of any property or asset, make any contract or agreement or engage in any transaction, except in the ordinary course of the Business consistent with past practice, (iii) subject any of its properties or assets to a Lien, (iv) hire any employee(s), or enter into any employment agreement, engage in any activity, enter into any transaction or fail to take any action which would be inconsistent with any of the representations and warranties as set forth in this Agreement as if such representations and warranties were made at a time subsequent to such activity or transaction and all references to the date of this Agreement were deemed to be such later time,
(v) amend BOND's Partnership Agreement, or (vii) waive any material right.

         12. Leases And Other Agreements; Capital Improvements Except as otherwise contemplated or permitted by this Agreement or approved by GPLP in writing, from the Effective Date to the Closing Date, Transferors will cause BOND to operate, maintain, repair and lease the Property in a prudent manner, in the ordinary course, on an arm's-length basis and consistent with their past practices (and without limiting the foregoing, Transferors shall cause BOND, in the ordinary course, negotiate with prospective tenants and enter into leases of the Property, enforce leases in all material respects, pay all costs and expenses of the Property, including, without limitation, debt service, real estate taxes and assessments, maintain insurance and pay and perform obligations under the Loan Documents) and will not dispose of or encumber any of the Property, except for dispositions of personal property in the ordinary course of business. Without the written consent of GPLP, which consent GPLP may grant or deny in its sole and absolute discretion, Transferors shall not enter into any contract or lease with a term of more than one (1) year and consideration payable or to be received of more than Fifty Thousand Dollars ($50,000).

         13. Cooperation. Transferors and GPLP shall cooperate and do all acts as may be reasonably required or requested by the other with regard to the fulfillment of any Condition Precedent or the consummation of the transactions contemplated hereby including execution of any documents, applications or permits. Transferors hereby irrevocably authorize GPLP and its agents to make all inquiries of any third party, including any governmental authority, as GPLP may reasonably require to complete its due diligence.

                                   56 of 135

         14. Miscellaneous.

                    (a) Notices. Any notice, consent or approval required or permitted to be given under this Agreement shall be in writing and shall be deemed to have been given upon (i) hand delivery, (ii) one (1) day after being deposited with Federal Express or another reliable overnight courier service or transmitted by facsimile telecopy, or (iii) two (2) days after being deposited in the United States mail, registered or certified mail, postage prepaid, return receipt required, and addressed as follows:

          If to Transferors:   GPA, Ltd.
                               400 South El Camino Real
                               San Mateo, CA 94402-1708
                               Att'n: Andrew Batinovich
                               Telephone: (415) 343-9300
                               Fax No.: (415) 343-9690

                               Glenborough Corporation
                               400 South El Camino Real
                               San Mateo, CA 94402-1708
                               Telephone: (415) 343-9300
                               Attn:  Robert Batinovich
                               Fax No.: (415) 343-9690

          If to GPLP:          Glenborough Properties, L.P.
                               400 South El Camino Real
                               San Mateo, California 94402-1708
                               Att'n:  Frank E. Austin
                               Telephone:  (415) 343-9300
                               Fax:  (415) 343-9690


          With a copy to:      Morrison & Foerster LLP
                               755 Page Mill Road
                               Palo Alto, CA 94304-1018
                               Att'n:  William L. Myers
                               Telephone:  (415) 813-5770
                               Fax :  (415) 494-0792

or such other address as either party may from time to time specify in writing to the other.

                    (b) Brokers and Finders. Neither party has had any contact or dealings regarding the Property, or any communication in connection with the subject matter of this transaction, through any real estate broker or other person who can claim a right to a commission or finder's fee in connection with the sale contemplated herein. In the event that any other broker or finder perfects a claim for a commission or finder's fee based upon any such contact, dealings or communication, the party through whom the broker or finder makes its claim

                                   57 of 135
shall be responsible for said commission or fee and shall indemnify and hold harmless the other party from and against all liabilities, losses, costs and expenses (including reasonable attorneys' fees) arising in connection with such claim for a commission or finder's fee. The provisions of this Subparagraph shall survive the Closing.

                    (c) Successors and Assigns. This Agreement shall be binding upon, and inure to the benefit of, the parties hereto and their respective successors, heirs, administrators and assigns. GPLP shall have the right, with notice to Transferors (but without the necessity of Transferors' consent), to assign its right, title and interest in and to this Agreement to one or more assignees at any time before the Closing Date, and in such event, the party originally designated as GPLP shall be relieved of any and all obligations under this Agreement and any other instruments executed pursuant hereto, and such assignee(s) shall be substituted in its place and will assume all obligations of GPLP hereunder. Transferors shall not have the right to assign any of their respective interest in this Agreement.

                    (d) Amendments. Except as otherwise provided herein, this Agreement may be amended or modified only by a written instrument executed by Transferors and GPLP.

                    (e) Continuation and Survival of Representations and Warranties, Etc. All representations and warranties by the respective parties contained herein or made in writing pursuant to this Agreement are intended to and shall remain true and correct as of the time of Closing, shall be deemed to be material, and, together with all conditions, covenants and indemnities made by the respective parties contained herein or made in writing pursuant to this Agreement (except as otherwise expressly limited or expanded by the terms of this Agreement), shall survive the execution and delivery of this Agreement and the Closing, or, to the extent the context requires, beyond any termination of this Agreement.

                    (f) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California.

                    (g) Merger of Prior Agreements. This Agreement and the Exhibits hereto constitute the entire agreement between the parties and supersede all prior agreements and understandings between the parties relating to the subject matter hereof.

                    (h) Enforcement. If either party hereto fails to perform any of its obligations under this Agreement or if a dispute arises between the parties hereto concerning the meaning or interpretation of any provision of this Agreement, then the defaulting party or the party not prevailing in such dispute shall pay any and all costs and expenses incurred by the other party on account of such default and/or in enforcing or establishing its rights hereunder, including, without limitation, court costs and attorneys' fees and disbursements. Any such attorneys' fees and other expenses incurred by either party in enforcing a judgment in its favor under this Agreement shall be recoverable separately from and in addition to any other amount included in such judgment, and such attorneys' fees obligation is intended to be severable from the other provisions of this Agreement and to survive and not be merged into any such judgment.

                                   58 of 135

                    (i) Time of the Essence. Time is of the essence of this Agreement.

                    (j) Severability. If any provision of this Agreement, or the application thereof to any person, place, or circumstance, shall be held by a court of competent jurisdiction to be invalid, unenforceable or void, the remainder of this Agreement and such provisions as applied to other persons, places and circumstances shall remain in full force and effect.

                    (k) Marketing. Transferors agree not to market or show the Property or market the Partnership Interests to any other prospective purchasers during the term of this Agreement.

                    (l) Effective Date. As used herein, the term "Effective Date" shall mean the first date on which both Transferors and GPLP shall have executed this Agreement.

                    (m) Joint and Several. The representations, warranties, covenants and obligations of Transferors and GPLP are joint and several.

                    (n) Confidentiality. GPLP and Transferors shall each maintain as confidential any and all material or information about the other or, in the case of GPLP and its agents, employees, consultants and contractors, about the Property, and shall not disclose such information to any third party, except, in the case of information about the Property and BOND, to Transferors or GPLP's lender or prospective lenders, underwriters and their counsel, insurance and reinsurance firms, attorneys, environmental assessment and remediation service firms and consultants, as may be reasonably required for the consummation of the transaction contemplated hereunder and/or as required by law.

                                   59 of 135

                    IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.


                     GPLP:


                             GLENBOROUGH PROPERTIES, L.P.
                             a California limited partnership


Dated: By: Glenborough Realty Trust Incorporated, a Maryland corporation, its general partner


                                                        By:
                                                        Its:


                     Transferors:

                             GPA:    GPA, LTD., a California limited partnership

Dated:                             By: Glenborough Corporation,
                                   a California corporation, its general partner

                                                        By:
                                                        Its:




                             Glenborough:GLENBOROUGH CORPORATION,
                                                  a California corporation


                                                        By:
                                                        Its:




                                   60 of 135

                                         GRT CORP., a Georgia corporation



                                                        By:
                                                        Its:




                                   61 of 135

                                LIST OF EXHIBITS


Exhibit A  -   Registration Rights Agreement
Exhibit B  -   Assignment of Partnership Interests
Exhibit C  -   Assignment of Partnership Interests
Exhibit D  -   Title Policy
Exhibit E  -   Agreement and Consent Regarding Transfer of Partnership Interests
Exhibit F  -   Second Amendment to Limited Partnership Agreement of GPA Bond,
               LP, on California Limited Partnership
Exhibit G  -   Rent Roll






                                   62 of 135

                                LIST OF SCHEDULE


Schedule 6(h)(i)  -  Real Property







                                   63 of 135

                                    EXHIBIT B

                       ASSIGNMENT OF PARTNERSHIP INTERESTS



                  THIS ASSIGNMENT dated as of ___________ __, 1996 (the "Assignment"), is entered into by and between GPA, LTD., a California limited partnership ("Assignor") and GLENBOROUGH PROPERTIES, L.P., a California limited partnership (the "Assignee").

                              W I T N E S S E T H :

                  WHEREAS, Assignor and Assignee, among other parties, have entered into that certain Agreement For Contribution of Partnership Interests dated as of July __, 1996 (the "Contribution Agreement") pursuant to which Assignor agreed to contribute to Assignee its LP Interest in GPA BOND, LP, a California limited partnership ("BOND"); and

                  WHEREAS, Assignor desires to assign the LP Interest to Assignee, and Assignee desires to accept the assignment thereof;

                  NOW,   THEREFORE,   in   consideration  of  the  promises  and
conditions contained herein, the parties hereby agree as follows:

                   1. Effective as of the Closing Date (as defined below), Assignor hereby assigns to Assignee the LP Interest; it being the intent of the parties that upon completion of such assignment, Assignee shall own one-hundred percent (100%) of the LP Interest.

                   2.  This   Assignment   is  made   subject   to  all  of  the
representations,   warranties,   covenants  and  indemnities  contained  in  the
Contribution Agreement to the extent they survive the Closing Date.

                   3. Assignor, on behalf of Assignor and its successors and assigns, waives the right to recover from, and forever releases and discharges, BOND from any and all demands, claims, legal or administrative proceedings, losses, liabilities, damages, penalties, fines, liens, judgments, costs or expenses whatsoever (including, without limitation, attorneys' fees and costs), whether direct or indirect, known or unknown, foreseen or unforeseen, that either or both of the Assignors, or their respective successors or assigns, may have against BOND whether pursuant to applicable law, or BOND's partnership agreement or otherwise, and whether arising out of any right to indemnity, right of contribution, or otherwise, where such claim results from or arises out of any transaction entered into, any state of facts existing, or any personal injury or property damage occurring whether in, on or about the Property or elsewhere, before the Closing Date.

                                   64 of 135

                   4. Assignor gives Assignee the right to become a Substituted Limited Partner (as that term is defined in that certain Limited Partnership Agreement of GPA BOND, LP, dated as of December 22, 1994, as amended by that certain First Amendment to the Agreement of Limited Partnership of GPA BOND, LP, dated as of April 10, 1995 (the "Bond Partnership Agreement")) in its place and agrees to pay all costs and expenses incurred by BOND in connection with the assignment, including any filing, recording, and legal fees and costs, and the costs, if any, of complying with any state or federal rules or regulations. Assignor agrees to hold its Partnership Interests (as defined in the Bond Partnership Agreement) as a Limited Partner (as defined in the Bond Partnership Agreement) subject to the terms and conditions of the Bond Partnership Agreement and assumes all obligations under the Bond Partnership Agreement pertaining to the interest that is assigned.

                   5. In the event of any litigation arising out of this Assignment, the losing party shall pay the prevailing party's costs and expenses of such litigation, including, without limitation, reasonable attorneys' fees.

                   6.This Assignment shall be binding on and inure to the benefit of the parties hereto, their successors in interest and assigns.

                   7. This Assignment shall be governed by and construed in accordance with the laws of the State of California.

                   8. For the purposes of this Assignment, the "Closing Date" shall be the date of the Closing.

                   9. All initially capitalized terms not otherwise defined herein shall have the meaning set forth in the Contribution Agreement.


                   IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                     Assignor:


                                          GPA:  GPA LTD.,
                                                a California limited partnership

                                   By:  Glenborough Corporation,
                                   a California corporation, its general partner


                                                      By:
                                                      Its:


                                   65 of 135

                                     Assignee:

                                          GLENBOROUGH PROPERTIES, L.P.,
                                          a California limited partnership

                                     By:  Glenborough Realty Trust Incorporated,
                                     a Maryland corporation, its general partner


                                                      By:
                                                      Its:





                                   66 of 135

                                    EXHIBIT C


                       ASSIGNMENT OF PARTNERSHIP INTERESTS


                  THIS  ASSIGNMENT   dated  as  of  ___________  __,  1996  (the
"Assignment"), is entered into by and between GLENBOROUGH CORPORATION, a California corporation ("Assignor"), and GRT Corp., a Georgia corporation ("Assignee").

                              W I T N E S S E T H :

                  WHEREAS, Assignor and Assignee, among other parties, have entered into that certain Agreement for Contribution of Partnership Interests dated as of July __, 1996 (the "Contribution Agreement") pursuant to which Assignor agreed to transfer to Assignee its GP Interest in GPA BOND, LP, a California limited partnership ("BOND") ; and

                  WHEREAS, Assignor desires to assign the GP Interest to Assignee, and Assignee desires to accept the assignment thereof;

                  NOW,   THEREFORE,   in   consideration  of  the  promises  and
conditions contained herein, the parties hereby agree as follows:

                   1.Effective as of the Closing Date (as defined below), Assignor hereby assigns to Assignee the GP Interest, it being the intent of the parties that upon completion of such assignments, Assignee shall own a one-hundred percent (100%) of the GP Interest.

                   2.  This   Assignment   is  made   subject   to  all  of  the
representations,   warranties,   covenants  and  indemnities  contained  in  the
Contribution Agreement to the extent they survive the Closing Date.

                   3. Assignor, on behalf of Assignor and its successors and assigns, waives its right to recover from, and forever releases and discharges, BOND from any and all demands, claims, legal or administrative proceedings, losses, liabilities, damages, penalties, fines, liens, judgments, costs or expenses whatsoever (including, without limitation, attorneys' fees and costs), whether direct or indirect, known or unknown, foreseen or unforeseen, that either or both of the Assignors, or their respective successors or assigns, may have against BOND whether pursuant to applicable law, or BOND's partnership agreement or otherwise, and whether arising out of any right to indemnity, right of contribution, or otherwise, where such claim results from or arises out of any transaction entered into, any state of facts existing, or any personal injury or property damage occurring whether in, on or about the Property or elsewhere, before the Closing Date.

                   4. In the event of any litigation arising out of this Assignment, the losing party shall pay the prevailing party's costs and expenses of such litigation, including, without limitation, reasonable attorneys' fees.

                                   67 of 135

                   5. This Assignment shall be binding on and inure to the benefit of the parties hereto, their successors in interest and assigns.

                   6. This Assignment shall be governed by and construed in accordance with the laws of the State of California.

                   7.For the purposes of this Assignment, the "Closing Date" shall be the date of the Closing (as defined in the Contribution Agreement).

                   8. All initially capitalized terms not otherwise defined in this Agreement shall have the meaning set forth in the Contribution Agreement.


                   IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.


                                     Assignor:


                                                GLENBOROUGH CORPORATION,
                                                a California limited partnership




                                                         By:
                                                         Its:


                                     Assignee:

                                                  GRT CORP.,
                                                  a Georgia corporation

                                                         By:
                                                         Its:

                                   68 of 135

                               SECOND AMENDMENT TO
                           FIRST AMENDED AND RESTATED
                       AGREEMENT OF LIMITED PARTNERSHIP OF
                          GLENBOROUGH PROPERTIES, L.P.


         THIS SECOND AMENDMENT TO THE FIRST AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP, dated as of ____ ___, 1996 (the "Amendment"), is entered into by and among Glenborough Realty Trust Incorporated ("Glenborough"), a Maryland corporation, as the General Partner and the Persons whose names are set forth on Exhibit A as attached hereto, as the Limited Partners.

                                    RECITALS

         WHEREAS, the General Partner and the Initial Limited Partner executed that certain Limited Partnership Agreement of Glenborough Properties, L.P. (the "Original Agreement"), dated as of August 23, 1995, and the General Partner caused the Partnership to file a Certificate of Limited Partnership on August
23, 1995, thereby causing the Partnership to be formed for the purposes set forth in the Original Agreement; and

         WHEREAS, the Original Agreement was amended and restated by that certain First Amended and Restated Agreement of Limited Partnership of Glenborough Properties, L.P., dated as of December 31, 1995, as further amended by that certain Amendment to First Amended and Restated Agreement of Limited Partnership of Glenborough Properties, L.P., dated as of July 12, 1996 (the "Agreement"); and

         WHEREAS, GPA, Ltd., a California limited partnership ("GPA"), and the Partnership, among other parties, have entered into that certain Agreement for Contribution of Partnership Interests, dated as of July __, 1996, pursuant to which (i) GPA has agreed to contribute to the Partnership its 99% limited partnership interest, in GPA BOND, LP, a California limited partnership ("GPA BOND"), in exchange for the issuance of 29,333 Partnership Units to GPA; and

         WHEREAS, the General Partner and the Limited Partners desire to amend the Agreement to reflect the issuance of additional Partnership Units to GPA, which is an existing Limited Partner.

         NOW, THEREFORE, in consideration of the mutual covenants set forth herein, and for other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree to amend the Agreement as follows:

                                    AGREEMENT

          1. Capitalized terms used but not specifically defined herein shall have the meanings ascribed to such terms in the Agreement.

                                   69 of 135

          2. Exhibit A to the Agreement is hereby amended in its entirety by Exhibit A attached hereto.

          3. Except as specifically amended as set forth herein, the Agreement shall remain in full force and effect.

                      [The next page is the signature page]





                                   70 of 135

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement under seal as of the date first written above.

                   GENERAL PARTNER:

                   GLENBOROUGH REALTY TRUST INCORPORATED, a Maryland corporation


                   By:

                   Title:

                   [CORPORATE SEAL]



                   LIMITED PARTNERS:

                   By:      GLENBOROUGH REALTY TRUST INCORPORATED,
                            a Maryland corporation, as Attorney-in-Fact
                            for the Limited Partners


                   By:

                   Title:





                                   71 of 135


                                                            EXHIBIT A

                                                               to
                                                AGREEMENT OF LIMITED PARTNERSHIP
                                                               of
                                                  GLENBOROUGH PROPERTIES, L.P.




                Agreed

               Value of
Name and Address                         Cash         Contributed
Total             Percentage           Partnership
of Partner                           Contribution       Property
Contribution         Contribution             Units

General Partner

Glenborough Realty                         -        $      600,450      $
600,450              .99274%            40,030
Trust Incorporated
400 South El Camino Real
San Mateo, CA  94404-1708

Limited Partners

Glenborough Realty                         -            50,958,735
50,958,735            84.25136%         3,397,249
Trust Incorporated
400 South El Camino Real
San Mateo, CA  94404-1708

GPA, Ltd.                                  -             8,734,085
8,734,085            14.44027%           582,272
c/o Glenborough Realty Corp.
Trust Incorporated
400 South El Camino Real
San Mateo, CA  94404-1708

Robert Batinovich                          -               190,905
190,905              .31563%            12,727
400 South El Camino Real
San Mateo, CA  94404-1708
                                   ----------         -------------
-------------        -------------        -----------
Total                                      -          $ 60,484,175        $
60,484,175           100.00000%         4,032,278



                                   72 of 135

                                    EXHIBIT D

                          VALUE OF CONTRIBUTED PROPERTY

Underlying Property                   704(c) Value                  Agreed Value


                                   73 of 135

                               SECOND AMENDMENT TO
                        LIMITED PARTNERSHIP AGREEMENT OF
                 GPA BOND, LP, A CALIFORNIA LIMITED PARTNERSHIP


         THIS SECOND AMENDMENT TO THE LIMITED PARTNERSHIP AGREEMENT OF GPA BOND, LP, A CALIFORNIA LIMITED PARTNERSHIP, dated as of ____ ___, 1996 (the "Amendment"), is entered into by and among Glenborough Corporation, a California corporation formerly known as Glenborough Realty Corporation ("Glenborough"), as the General Partner and the Persons whose names are set forth on Exhibit A as attached hereto, as the Limited Partners.

                                    RECITALS

         Glenborough, as General Partner, and GPA Ltd., a California limited partnership, formerly known as GOCO Realty Fund I ("GPA"), as Limited Partner, executed that certain Limited Partnership Agreement of GPA BOND, LP (the "Original Agreement"), dated as of December 22, 1994; and

         WHEREAS, the Original Agreement was amended by that certain First Amendment to the Agreement of Limited Partnership of GPA BOND, LP, dated as of April 10, 1995 (the "First Amendment"; the First Amendment and Original Agreement shall hereinafter be collectively referred to as the "Agreement"); and

         WHEREAS, Glenborough, GPA and Glenborough Properties, L.P., a California limited partnership ("GPLP"), among other parties, have entered into that certain Agreement for Contribution of Partnership Interests, dated as of ____ __, 1996 (the "Contribution Agreement"), pursuant to which GPA has agreed to contribute to GPLP its limited partnership interests in the partnership and Glenborough has agreed to transfer its partnership interests as General Partner to GRT Corp., a Georgia corporation ("GRT"); and

         WHEREAS, GRT has become the new General Partner, and GPLP has become a Substituted Limited Partner, of GPA BOND, LP, under the terms of the Agreement, in the manner set forth in that certain Agreement and Consent Regarding Transfer of Partnership Interests, dated as of _______, 1996, between and among GRT, GPLP, Glenborough and GPA;

         WHEREAS, GRT, as the new General Partner, and GPLP, as the Substituted Limited Partner, desire to amend the Agreement in certain respects.

         NOW, THEREFORE, in consideration of the mutual covenants set forth herein, and for other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree to amend the Agreement as follows:

                                    AGREEMENT

         1. All initially capitalized terms not otherwise defined herein shall have the meaning set forth in the Agreement.

                                   74 of 135

         2. The first sentence of Section 13.2 of the Agreement is hereby deleted in its entirety.

         3. Subsections (B) and (C) of Section 11.1 of the Agreement are hereby deleted and the following Subsection 11.1(B) is inserted in their place:

             "(B) No Partner may transfer all or any portion of its Partnership Interests (or beneficial interest therein). Any purported transfer of any Partnership Interests shall be null and void."

         4. Except as specifically amended as set forth herein, the Agreement shall remain in full force and effect.

                      [The next page is the signature page]





                                   75 of 135

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement under seal as of the date first written above.





                     GENERAL PARTNER:

                     GRT CORPORATION, a Georgia corporation


                           By:________________________

                           Title:________________________



                     LIMITED PARTNER:
                     GLENBOROUGH PROPERTIES, L.P., a California limited partnership

                           By: GLENBOROUGH REALTY TRUST
                           INCORPORATED, General Partner



                           By:_______________________

                           Title:_______________________





                                   76 of 135

                          LEASE AGREEMENT (SAN ANTONIO)

         THIS LEASE AGREEMENT (hereinafter called "Lease"), made as of the 1st day of August, 1996, by and between GLENBOROUGH PROPERTIES, L.P., a California limited partnership (hereinafter called "Lessor"), and GLENBOROUGH HOTEL GROUP, a Nevada corporation (hereinafter called "Lessee"), provides as follows.

                              W I T N E S S E T H:

         Contemporaneously with the execution hereof, Lessor acquired the "Leased Property" (as hereinafter defined).

         In furtherance of the consummation of such series of transactions, Lessor and Lessee wish to enter into this Lease.

         NOW, THEREFORE, Lessor, in consideration of the payment of rent by Lessee to Lessor, the covenants and agreements to be performed by Lessee, and upon the terms and conditions hereinafter stated, does hereby rent and lease unto Lessee, and lessee does hereby rent and lease from Lessor, the Leased Property.


                                    ARTICLE I

         1.1 Leased Property. The Leased Property is comprised of Lessor's interest in the following:

                  (a) the parcel of property described in Exhibit "A" attached hereto and by reference incorporated herein (the "Land");

                  (b) all buildings, structures and other improvements of every kind including, but not limited to, alleyways and connecting tunnels, sidewalks, utility pipes, conduits and lines (on-site and off-site), parking areas and roadways appurtenant to such buildings and structures presently situated upon the Land (collectively, the "Leased Improvements");

                  (c) all easements, rights and appurtenances relating to the Land and the Leased Improvements;

                  (d) all equipment, machinery, fixtures, and other items of property required or incidental to the use of the Leased Improvements as a hotel, including all components thereof, now and hereafter permanently affixed to or incorporated into the Leased Improvements, including without limitation, all furnaces, boilers, heaters, electrical equipment, heating, plumbing, lighting, ventilating, refrigerating, incineration, air and water pollution control, waste disposal, air-cooling and air-conditioning systems and apparatus, sprinkler systems and fire and theft protection equipment, all of which to the greatest extent permitted by law are hereby deemed by the parties hereto to constitute real estate,



                                   77 of 135
together with all replacements, modifications, alterations and additions thereto (collectively, the "Fixtures");

                  (e) all  furniture  and  furnishings  and all  other  items of personal property (excluding Inventory and personal property owned by Lessee) located on, and used in connection with, the operation of the Leased
Improvements as a hotel, together with all replacements, modifications, alterations and additions thereto; and

                  (f) all existing leases of space within the Leased Property (including any security deposits or collateral held by Lessor pursuant thereto).

THE LEASED PROPERTY IS DEMISED IN ITS PRESENT CONDITION WITHOUT REPRESENTATION OR WARRANTY (EXPRESSED OR IMPLIED) BY LESSOR AND SUBJECT TO THE RIGHTS OF PARTIES IN POSSESSION, AND TO THE EXISTING STATE OF TITLE INCLUDING ALL COVENANTS, CONDITIONS, RESTRICTIONS, EASEMENTS AND OTHER MATTERS OF RECORD INCLUDING ALL APPLICABLE LEGAL REQUIREMENTS, THE LIEN OF FINANCING INSTRUMENTS, MORTGAGES, DEEDS OF TRUST AND SECURITY DEEDS, AND INCLUDING OTHER MATTERS WHICH WOULD BE DISCLOSED BY ANY INSPECTION OF THE LEASED PROPERTY OR BY AN ACCURATE SURVEY THEREOF.

         1.2 Term. The term of the Lease (the "Term") shall commence on the date hereof (the "Commencement Date") and shall end on the fifth anniversary of the last day of the month in which the Commencement Date occurs, unless sooner terminated in accordance with the provisions hereof.

         1.3 Option to Extend Term. Lessor hereby grants to Lessee an option to extend the Term for five (5) years ("Option Period") on the following terms and conditions:

                  (a) Lessee must give Lessor notice in writing of its exercise of the option to extend the Term not less than two hundred ten (210) days nor more than two hundred seventy (270) days before the date the Term would end but for said exercise.

                  (b) All terms and conditions of this Lease shall apply during the Option Period, except that the Base Rent and the Percentage Rent for the Option Period shall be determined as provided in Subparagraph (c)

                  (c) The Base Rent and the Percentage Rent for the Option Period shall be the then Fair Market Rent for the Leased Property determined, as hereinafter provided, as of the commencement of the Option Period. In determining the Fair Market Rent, the parties (or any appraisers) shall provide for both a base rent and a percentage rent in a manner comparable to the Base Rent and Percentage Rent during the initial five years of the Term. In determining the Fair Market Rent, the parties (or any appraisers) may provide that the Base Rent be subject to periodic increases



                                   78 of 135
based upon the Consumer Price Index or such other adjustments if such parties (or any appraisers) shall determine that as of the commencement of the Option Period, five-year leases at such time for comparable properties would provide for adjustments during the term thereof for increase in the Consumer Price Index or other adjustments; provided, however, if such adjustments are provided for, they shall only provide for increases and in no event shall any rent be decreased from the amount previously paid. In determining the Fair Market Rent for the Leased Property, the parties (or any appraisers) shall take into account that the respective obligations of Lessor and Lessee, including, but not being limited to, payment of taxes, maintenance and insurance, will remain the same during the option period. If the parties are unable to agree upon the Fair Market Rent for the Leased Property at least one hundred eighty (180) days prior to the commencement of the Option Period, then the Fair Market Rent shall be determined by appraisal conducted pursuant to Article XXXIII consistent with the provisions of this Subparagraph (c).

         (d) Notwithstanding any provision herein to the contrary, the Base Rent and the Percentage Rent during the Option Period shall not be less than the Base Rent and the Percentage Rent payable during the first five years of the Term following the Commencement Date. If the Option to Extend is exercised, wherever reference is made to the Term, it shall include the Option Period. If the appraisal process has not been completed by the commencement of the Option Period, the Base Rent and Percentage Rent payable at the end of the initial five years of the Term shall continue during the Option Period until the Base Rent and Percentage Rent for the Option Period has been determined and on the first day of the first calendar month following such determination, Lessee shall pay, in addition to any payments then due, any additional amount that may be required since the commencement of the Option Period as a consequence of any change in the Base Rent and/or Percentage Rent, unless the first day for payment of Percentage Rent since the commencement of the Option Period is not yet due, in which event Percentage Rent shall be calculated from the commencement of the Option Period and shall be due on such first payment date.

                                   ARTICLE II

         Definitions. For all purposes of this Lease, except as otherwise expressly provided or unless the context other wise requires, (a) the terms defined in this Article have the meanings assigned to them in this Article and include the plural as well as the singular, (b) all accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles as are at the time applicable, (c) all references in this Lease to designated "Articles," "Sections" and other subdivisions are to the designated Articles, Sections and other subdivisions of this Lease and (d) the words "herein," "hereof" and "hereunder" and other words of similar import refer to



                                   79 of 135
this Lease as a whole and not to any particular Article, Section of other subdivision:

         Additional Charges:  As defined in Section 3.3.

         Affiliate: As used in this Lease the term "Affiliate" of a person shall mean (a) any person that, directly or indirectly, controls or is controlled by or is under common control with such person, (b) any other person that owns, beneficially, directly or indirectly, five percent or more of the outstanding capital stock, shares or equity interests of such person, or (c) any officer, director, employee, partner or trustee of such person or any person controlling, controlled by or under common control with such person (excluding trustees and persons serving in similar capacities who are not otherwise an Affiliate of such person). The term "person" means and includes individuals, corporations, general and limited partnerships, stock companies or associations, joint ventures, associations, companies, trusts, banks, trust companies, land trusts, business trusts, or other entities and governments and agencies and political subdivisions thereof, For the purposes of this definition, "control" (including the correlative meanings of the terms "controlled by" and "under common control with"), as used with respect to any person, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such person, through the ownership of voting securities, partnership interests or other equity interests.

         Award:  As Defined in Section 15.1(c).

         Base Rate: The rate of interest announced publicly by Citibank, N.A., in New York, New York, from time to time, as such bank's base rate, If no such rate is announced or becomes discontinued, then such other rate as Lessor may reasonably designate.

         Base Rent:  As defined in Article III.

         Business Day: Each Monday, Tuesday, Wednesday, Thursday and Friday this is not a day on which national banks in the City of New York, New York, or in the municipality wherein the Leased Property is located are closed.

         CERCLA:  The Comprehensive Environmental Response,
Compensation and Liability Act of 1980, as amended.

         Code:  The Internal Revenue Code of 1986, as amended.

         Commencement Date:  As defined in Section 1.2 of the Lease.

         Condemnation, Condemnor:  As defined in Section 15.1.

         Consolidated Financials:  For any fiscal year or other




                                   80 of 135
accounting period for Lessee and its consolidated subsidiaries, statements of earnings and retained earnings and of changes in financial position for such period and for the period from the beginning of the respective fiscal year to the end of such period and the related balance sheet as at the end of such period, together with the notes thereto, all in reasonable detail and setting forth in comparative form the corresponding figures for the corresponding period in the proceeding fiscal year, and prepared in accordance with generally accepted accounting principles and audited by independent certified public accountants acceptable to Lessor in its sole discretion.

         Consolidated Net Worth: At any time, the sum of the following for Lessee and any consolidated subsidiaries, on a consolidated basis determined in accordance with generally accepted accounting principles;

         (a) The amount of capital or stated capital (after deducting the cost of any share held in its treasury), plus

         (b) the amount of capital surplus and retained earnings (or, in the case of a capital or retained earnings deficit, minus the amount of such deficit), minus

         (c) the sum of the following (without duplication of deductions with respect to items already deducted in arriving at surplus and retained earnings):
(1) unamortized debt discount and expense; and (2) any write-up in the book value of assets resulting from a revaluation thereof subsequent to the most recent Consolidated Financials prior to the date thereof, except any net write-up in value of foreign currency in accordance with generally accepted accounting principles.

         CPI: The Consumer Price Index of the Bureau of Labor Statistics of the United States Department of Labor for all Urban Consumers - U.S. City Average - All Items. In the event the compilation and/or publication of the CPI shall be transferred to any other governmental department or bureau or agency or shall be otherwise changed or discontinued, then the index most nearly the same as the CPI shall be used to make such calculation. In the event that Sublessor and Sublessee cannot agree on such alternative index, then the matter shall be submitted for decision to the American Arbitration Association in Los Angeles, California, in accordance with the then rules of said association and the decision of the arbitrators shall be binding upon the parties. The cost of the Arbitration shall be paid equally by Lessor and Lessee.

         Date of Taking:  As defined in Section 15.1(b).

         Encumbrance:  As defined in Section XXXIV.

         Environmental Authority:  Any department, agency or other body



                                   81 of 135
or component of any Government that exercises any form of jurisdiction or authority under any Environmental Law.

         Environmental  Authorization:  Any license,  permit,  order,  approval,
consent,   notice,   registration,   filing  or  other  form  of  permission  or
authorization required under any Environmental Law.

         Environmental Laws: All applicable federal, state, local and foreign laws and regulations relating to pollution of the environment (including without limitation, ambient air, surface water, ground water, land surface or subsurface stratus), including without limitation laws and regulations relating to emissions, discharges, Releases or threatened Releases of Hazardous Materials or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Materials. Environmental Laws include but are not limited to CERCLA, FIFRA, RCRA, SARA and TSCA.

         Environmental Liabilities: Any and all obligations to pay the amount of any judgment or settlement, the cost of complying with any settlement, judgement or order for injunctive or other equitable relief, the cost of compliance or corrective action in response to any notice, demand or request from an Environmental Authority, the amount of any civil penalty or criminal fine, and any court costs and reasonable amount for attorney's fees, fees for witnesses and experts, and costs of investigation and preparation for defense of any claim or any Proceeding, regardless of whether such Proceeding is threatened, pending or completed, that may be or have been against or imposed upon Lessor, Lessee, any Predecessor, the Leased Property or any property used therein and arising out of:

         (a) Failure of Lessee, Lessor, any Predecessor or the Leased Property to comply at any time with all Environmental Laws;

         (b) Presence of any Hazardous Materials on, in, under, at or in any way affecting the Leased Property;

         (c) A Release at any time of any Hazardous Materials on, in at, under or in any way affecting the Leased Property;

         (d)   Identification  of  Lessee,   Lessor  or  any  Predecessor  as  a
potentially responsible part under CERCLA or under any Environmental Law similar to CERCLA;

         (e) Presence at any time of any above-ground and/or underground storage tanks, as defined in RCRA or in any applicable Environmental Law on, in, at or under the Leased Property or any adjacent site of facility; or

         (f) Any and all claims for injury or damage to persons or property arising out of exposure to Hazardous Materials originating



                                   82 of 135
or located at the Leased Property, or resulting from operation thereof or any adjoining property.

         Event of Default:  As defined in Section 16.1.

         Facility: The hotel and/or other facility offering lodging and other services or amenities being operated or proposed to be operated on the Leased Property.

         Fair Market Rent: The fair market rent of the Leased Property means the rental which a willing tenant not compelled to rent would pay a willing landlord not compelled to lease for the use and occupancy of such Leased Property pursuant to the Lease for the term in question, (a) assuming that Lessee is not in default thereunder and (b) determined in accordance with the appraisal procedures set forth in Article XXXIII or in such other manner as shall be mutually acceptable to Lessor and Lessee.

         Fair Market Value: The fair market value of the Leased Property and/or the Inventory means an amount equal to the price that a willing buyer not compelled to buy would pay a willing seller not compelled to sell for such Leased Property and/or Inventory, (a) assuming the same is unencumbered by this Lease, (b) determined in accordance with the appraisal procedures set forth in
Article XXXIII or in such other manner as shall be mutually acceptable to Lessor and Lessee, (c) assuming, in the case of the Leased Property, that such seller must pay customary closing costs and title premiums, and (d) taking into account the positive or negative effect on the value of the Leased Property attributable to the interest rate, amortization schedule, maturity date, prepayment penalty and other terms and conditions of any encumbrances that is assumed by the transferee. In addition, in determining the Fair Market Value with respect to damaged or destroyed Leased Property such value shall be determined as if such Leased Property had not been so damaged or destroyed.

         FF&E  Allowance:   The  quarterly  furniture,   fixture  and  equipment
allowance set forth on Exhibit B hereto, as adjusted pursuant to Article XL, which Lessor shall make available to Lessee pursuant to Article XL.

         FIERA: The Federal Insecticide, Fungicide, and Rodenticide Act, as amended.

         Fiscal Year:  The 12-month period from January 1 to December
31.

         Fixtures:  As defined in Section 1.1.

         Franchise Agreement: Any Franchise Agreement with a national franchisor (such as Country Suites by Carlson) under which the Facility is operated.



                                   83 of 135

         Government: The United State of America, any state, district or territory thereof, any foreign nation, any state, district, department, territory or other political division thereof, or any political subdivision of any of the foregoing.

         Hazardous Materials: All chemicals, pollutants, contaminants, wastes and toxic substances, including without limitation:

         (a) Solid or hazardous waste, as defined in RCRA or in any Environmental Law;

         (b) Hazardous substances, as defined in CERCLA or in any Environmental Law;

         (c) Toxic substances, as defined in TSCA or in any Environmental Law;

         (d) Insecticides, fungicides, or rodenticides, as defined in FIFRA or in any Environmental Law; and

         (e)   Gasoline   or  any  other   petroleum   product   or   byproduct,
polychlorinated biphenols, asbestos and urea formaldehyde.

         Impositions: Collectively, all taxes (including, without limitation, all ad valorem, sales and use, single business, gross receipts, transaction privilege, rent or similar taxes as the same relate to or are imposed upon Lessee or its business conducted upon the Leased Property), assessments (including, without limitation, all assessments for public improvements or benefit, whether or not commenced or completed prior to the date hereof and whether or not to be completed within the Term, ground rents, water, sewer or other rents and charges, excises, tax inspection, authorization and similar fees and all other governmental charges, in each case whether general or special, ordinary or extraordinary, or foreseen or unforeseen, of every character in respect of the Leased Property or the business conducted thereon by Lessee (including all interest and penalties thereon caused by any failure in payment by Lessee), which at any time prior to, during or with respect to the Term hereof may be assessed or imposed on or with respect to or be a lien upon (a) Lessor's interest in the Leased Property, (b) the Leased Property, or any part thereof or any rent therefrom or any estate, right, title or interest therein, or (c) any occupancy, operation, use or possession of, or sales from, or activity conducted on or in connection with the Leased Property, or the leasing or use of the Leased Property or any part thereof by Lessee. Nothing contained in this definition of Impositions shall be construed to require Lessee to pay
(1) any tax based on net income (whether denominated as a franchise or a capital stock or other tax) imposed on Lessor or any other person, or (2) any net revenue tax of Lessor or any other person, or (3) any tax imposed with respect to the sale, exchange or other disposition by Lessor of any Leased Property or the proceeds thereof, or (4) any single



                                   84 of 135
business, gross receipts (other than a tax on any rent received by Lessor from Lessee), transaction privilege or similar taxes as the same relate to or are imposed upon Lessor, except to the extent that any tax, assessment, tax levy or charge that Lessee is obligated to pay pursuant to the first sentence of this definition and that is in effect at any time during the Term hereof is totally or partially repealed, and a tax, assessment, tax levy or charge set forth in clause (1) or (2) is levied, assessed or imposed expressly in lieu thereof.

         Indemnified Party: Either of a Lessee Indemnified Party or a Lessor Indemnified Party.

         Indemnifying Party: Any party obligated to indemnify an Indemnified Party pursuant to Sections 83. or 22.1.

         Insurance Requirements: All terms of any insurance policy required by this Lease and all requirements of the issuer of any such policy.

         Inventory: All "Inventories of Merchandise" and "Inventories of Supplies" as defined in the Uniform System of Accounts for Hotels (8th Revised Edition, 1986) as published by the Hotel Association of New York City, Inc., as same may hereafter be revised.

         Land:  As defined in Article I.

         Lease:  This Lease.

         Leased Improvements: Leased Property:  Each as defined in
Article I.

         Legal Requirements: All federal, state, county, municipal and other governmental statutes, laws, rules, orders, regulations, ordinances, judgments, decrees and injunctions affecting either the Leased Property or the maintenance, construction, use or alteration thereof (whether by Lessee or otherwise), whether or not hereafter enacted and in force, including (a) all laws, rules or regulations pertaining to the environment, occupational health and safety and public health, safety or welfare, and (b) any laws, rules or regulations that may (1) require repairs, modifications or alterations in or to the Leased Property or (2) in any way adversely affect the use and enjoyment thereof; and all permits, licenses and authorizations and regulations relating thereto and all covenants, agreements, restrictions and encumbrances contained in any instruments, either of record or known to Lessee (other than encumbrances created by Lessor without the consent of Lessee), at any time in force affecting the Leased Property.

         Lending Institution: Any insurance company, credit company, federally insured commercial or savings bank, national banking



                                   85 of 135
association, savings and loan association, employees welfare, pension or retirement fund or system, corporate profit sharing or pension trust, college or university, or real estate investment trust, including any corporation qualified to be treated for federal tax purposes as a real estate investment trust, such trust having a net worth of at lease $10,000,000.

         Lessee: The Lessee designated on this Lease and its respective permitted successors and assigns.

         Lessee Indemnified Party: Lessee, any Affiliate of Lessee, any other Person against whom any claim for indemnification may be asserted hereunder as a result of a direct or indirect ownership interest (including a stockholder's interest) in Lessee, the officers, directors, stockholders, employees, agents and representatives of Lessee and any corporate stockholder, agent, or representative of Lessee, and the respective heirs, personal representatives, successors and assigns of any such officer, director, stockholder, employee, agent or representative.

         Lessor: The Lessor designated on this Lease and its respective successors and assigns.

         Lessor Indemnified Party: Lessor, any Affiliate of Lessor, any other Person against whom any claim for indemnification may be asserted hereunder as a result of a direct or indirect ownership interest (including a stockholder's or partnership interest) in Lessor, the officers, directors, stockholders, employees, agents and representatives of the general partner of Lessor and any partner, agent, or representative of Lessor, and the respective heirs, personal representatives, successors and assigns of any such officer, director, partner, stockholder, employee, agent or representative.

         Minimum Price: The sum of (a) the equity in the Leased Property at the time of acquisition of the Leased Property by Lessor (i.e. based upon the appraised value thereof as established by Robert A. Stanger & Co., Inc. as of June 30, 1994, if the Leased Property was acquired by Lessor from Glenborough Realty Trust Incorporated as part of the original capitalization of Lessor, or that portion of the purchase price of the Leased Property paid by Lessor is cash) plus (b) other capital expenditures on the Leased Property by Lessor after the date hereof plus (c) the unpaid principal balance of all encumbrances against the Leased Property at the time of purchase of the Leased Property by Lessee, less (x) all proceeds received by Lessor from any financing or refinancing of the Leased Property after the date hereof (after payment of any debt refinanced and net of any costs and expenses incurred in connection with such financing or refinancing, including, without limitation, loan points, commitment fees and commissions and legal fees) and (y) the net amount (after deduction of all reasonable legal fees and other costs and expenses, including without



                                   86 of 135
limitation expert witness fees, incurred by Lessor in connection with obtaining any such proceeds or award) of all insurance proceeds received by Lessor and awards received by Lessor from any partial Taking of the Leased Property that are not applied to restoration.

         Notice:  A notice given pursuant to Article XXXII.

         Officer's Certificate: A certificate of Lessee signed by the chief financial officer or another officer authorized so to sign by the board of directors or by-laws of Lessee, or any other person whose power and authority to act has been authorized by delegation in writing by any such officer.

         Option Period:  As defined in Section 1.3.

         Other Revenues: Shall mean gross revenues from the operation of the Leased Property, including parking; telephone; laundry; incidental services; food and beverage sales; or otherwise, and whether such revenues are received or accrue from operations conducted by Lessee or any permitted sublessee or licensee of Lessee, but excluding the following:

         (a) Revenues from the rental of guest rooms (whether to individuals, groups or transients);

         (b) The amount of all credit, rebates or refunds to customers, guests or patrons relating to the services and other items including in the computation of Other Revenues;

         (c) All sales taxes or any other taxes imposed on the services and other items included in the computation of Other
Revenues; and

         (d) All gratuities collected from customers, guests or patrons and paid to employees which relate to the services and other items included in Other Revenues.

         Overdue Rate: On any date, a rate equal to the Base Rate plus 5% per annum, but in no event greater that the maximum rate then permitted under applicable law.

         Payment Date: Any due date for the payment of any installment of Base Rent.

         Percentage Rent:  As defined in Section 3.1(b), 3.1(c).

         Person: Any Government, natural person, corporation, partnership or other legal entity.

         Predecessor:   Any  Person   whose   liabilities   arising   under  any
Environmental Law have or may have been retained or assumed by Lessee, either contractually or by operation of law, relating to the Leased Property.



                                   87 of 135

         Primary Intended Use:  As defined in Section 7.2(b).

         Proceeding: Any judicial action, suit or proceeding (whether civil or criminal), any administrative proceeding (whether formal or informal), any investigation by a governmental authority or entity (including a grand jury), and any arbitration, mediation or other non-judicial process for dispute resolution.

         RCRA:  The Resource Conservation and Recovery Act, as amended.

         Real Estate Taxes: All real estate taxes, including general and special assessments, if any, which are imposed upon the Land, and any improvements thereon.

         Rejectable Offer Price: An amount equal to the greater of (a) the Fair Market Value, determined as of the applicable purchase date, or (b) the Minimum Price.

         Release: A "Release" as defined in CERCLA or in any Environmental Law, unless such Release has been properly authorized and permitted in writing by all applicable Environmental Authorities or is allowed by such Environmental Law without authorizations or permits.

         Rent:  Collectively, the Base Rent, Percentage Rent, and
Additional Charges.

         Room Revenues: Shall mean gross revenues from the operation of the Leased Property from the rental of guest rooms, whether to individuals, groups or transients, whether such revenues are received or accrue from operations conducted by Lessee or any permitted sublessee or licensee of Lessee, but excluding the following:

         (a) The amount of all credit, rebates or refunds to customers, guests or patrons;

         (b) All sales taxes or any other taxes imposed on the rental of guest rooms; and

         (c) All gratuities collected from customers, guests or patrons and paid to employees which relate to the rental of guest rooms.

         SARA: The Superfund Amendments and Reauthorization Act of 1986, as amended.

         State: The State or Commonwealth of the United States in which the Leased Property is located.

         Subsidiaries: Corporations in which Lessee owns, directly or indirectly, more than 50% of the voting stock or control, as applicable (individually, a "Subsidiary").



                                   88 of 135

         Taking: A taking or voluntary conveyance during the Term hereof of all or part of the Leased Property, or any interest therein or right accruing thereto or use thereof, as the result of, or in settlement of, any condemnation or other eminent domain proceeding affecting the Leased Property whether or not the same shall have actually been commenced.

         Term:  As defined in Section 1.2.

         TSCA:  The Toxic Substances Control Act, as amended.

         Unavoidable Delays: Delays due to strikes, lock-outs, labor unrest, inability to procure materials, power failure, acts of God, governmental restrictions, enemy action, civil commotion, fire, unavoidable casualty or other causes beyond the control of the party responsible for performing an obligation hereunder, provided that lack of funds shall not be deemed a cause beyond the control of either party hereto unless such lack of funds is caused by the failure of the other party hereto to perform any obligations of such party under this Lease or any guaranty of this Lease.

         Uneconomic for its Primary Intended Use: A state or condition of the Facility such that, in the good faith judgment of Lessee, reasonably exercised and evidenced by the resolution of the board of directors or other governing body of Lessee, the Facility cannot be operated on a commercially practicable basis for its Primary Intended Use, taking into account, among other relevant factors, the number of usable rooms and projected revenues, such that Lessee intends to, and shall, complete the cessation of operations from the Leased Facility.

         Uniform System: Shall mean the Uniform System of Accounts for Hotels (8th Revised Edition, 1986) as published by the Hotel Association of New York City, Inc., as same may hereafter be revised.

         Unsuitable for its Primary Intended Use: A state or condition of the Facility such that, in the good faith judgment of Lessee, reasonably exercised and evidenced by the resolution of the board of directors or other governing body of Lessee, due to casualty damage or loss through Condemnation, the Facility cannot function as a integrated hotel facility consistent with standards applicable to a well maintained and operated hotel.

                                   ARTICLE III

         3.1 Rent. Lessee will pay to Lessor in lawful money of the United States of America which shall be legal tender for the payment of public and private debts, in immediately available funds, at Lessor's address set forth in
Article XXXII hereof or at such other place or to such other Person, as Lessor from time to time may designate in a Notice, all Base Rent, Percentage Rent and



                                   89 of 135

Additional Charges, during the Term, as follows:

         (a) Base Rent: The annual sum set forth on Exhibit B hereto for the Leased Property, payable in advance in equal, consecutive monthly installments, on or before the first day of each calendar month of the Term ("Base Rent"); provided however, that the first and last monthly payments of Base Rent shall be pro rated as to any partial month (subject to adjustment as provided in Sections 5.2, 14.5, 15.3, 15.5, and 15.6); and

         (b) Percentage Rent: For each Fiscal Year during the Term commencing with the Fiscal Year ending December 31, 1996, Tenant shall pay percentage rent ("Percentage Rent") quarterly in an amount calculated by the following formulas:

                  (i) Percentage Rent from Room Revenues:

                                    The Percentage  Rent  applicable to the Room
                                    Revenues of the Leased Property as set forth on Exhibit B hereto less

                                    an amount equal to the Base Rent paid yearto date for the applicable Fiscal Year less

                                    an amount equal to Percentage Rent from Room
                                   Revenues paid year to date for the applicable
                                    Fiscal Year

                                    equals

                                    Percentage Rent from Room Revenues for the applicable quarter.

                  (ii) Percentage Rent from Other Revenues:

                                    5% of Other Revenues.

         (c) Officer's Certificates. Additionally an Officer's Certificate shall be delivered to Lessor quarterly, together with such quarterly Percentage Rent payment, setting forth the calculation of such rent payment for such quarter within 45 days after each of the first three quarters of each Fiscal Year (or part thereof) in the Term. Such quarterly payments shall be based on the formulas set forth in Section 3.1(b). There shall be no reduction in the Base Rent regardless of the result of the Revenue computations.

         In addition, on or before March 31 each year, commencing with


                                   90 of 135

March 31, 1997, Lessee shall deliver to Lessor an Officer's Certificate reasonably acceptable to Lessor setting forth the computation of the actual Percentage Rent that accrued for each quarter of the Fiscal Year that ended on the immediately preceding December 31 and shall pay to Lessor Percentage Rent, if due and payable, for the last quarter of the applicable Fiscal Year. Additionally, if the annual Percentage Rent due and payable for any Fiscal Year (as shown in the applicable Officer's Certificate) exceeds the amount actually paid as Percentage Rent by Lessee for such year, Lessee also shall pay such excess to Lessor at the time such certificate is delivered. If the Percentage Rent actually due and payable for such Fiscal Year is shown by such certificate to be less than the amount actually paid as Percentage Rent for the applicable Fiscal Year, Lessor, at its option, shall reimburse such amount to Lessee or credit such amount against the next month's Base Rent and, to the extent necessary, the next quarter's Percentage Rent payments, which credits shall continue until the amount due Lessee has been paid or otherwise discharged. Any interest payable to Lessor shall be deemed to be and shall be payable as Additional Charges.

         The obligation to pay Percentage Rent shall survive the expiration or earlier termination of the Term, and final reconciliation, taking into account among other relevant adjustments, any adjustments which are accrued after such expiration or termination date but which related to Percentage Rent accrued prior to such termination date, and Lessee's good faith best estimate of the amount of any unresolved contractual allowances, shall be made not later than two years after such expiration or termination date, but Lessee shall advise Lessor within 60 days after such expiration or termination date of Lessee's best estimate at that time of the approximate amount of such adjustments, which estimate shall not be binding on Lessee or have any legal effect whatsoever.

         (c) Adjustments for Changes in CPI: The threshold set forth on Exhibit B hereto which is used to determine when there will be a change in the percentage that is used to calculate Percentage Rent from Room Revenues shall be adjusted annually as of the first day of each Fiscal Year commencing January 1, 1997, for any increase, but not because of any decrease, in the CPI from the beginning of the previous Fiscal Year.

         3.2 Confirmation of Percentage Rent. Lessee shall utilize, or cause to be utilized, an accounting system for the Leased Property in accordance with its usual and customary practices, and in accordance with generally accepted accounting principles and the Uniform System, that will accurately record all data necessary to compute Percentage Rent, and Lessee shall retain, for at least four years after the expiration of each Fiscal Year (and in any event until the reconciliation described in Section 3.1(c) for such Fiscal Year has been made), reasonably adequate records conforming



                                   91 of 135
to such accounting system showing all data necessary to compute Percentage Rent for the applicable Fiscal Years. Lessor, at its expense (except as provided hereinbelow), shall have the right from time to time by its accountants or representatives to audit the information that formed the basis for the data set forth in any Officer's Certificate provided under Section 3.1(c) and, in connection with such audits, to examine all Lessee's records (including supporting data and sales and excise tax returns) reasonably required to verify Percentage Rent, subject to any prohibitions or limitations on disclosure of any such data under Legal Requirements. If any such audit discloses a deficiency in the payment of Percentage Rent, and either Lessee agrees with the result of such audit or the matter is otherwise determined or compromised, Lessee shall forthwith pay to Lessor the amount of the deficiency, as finally agreed or determined, together with interest at the Overdue Rate from the date when said payment should have been made to the date of payment thereof; provided, however, that as to any audit that is commenced more than two years after the date Percentage Rent for any Fiscal Year is reported by Lessee to Lessor, the deficiency, if any, with respect to such Percentage Rent shall bear interest at the Overdue Rate only from the date such determination of deficiency is made unless such deficiency is the result of gross negligence or willful misconduct on the part of Lessee, is which case interest at the Overdue Rate will accrue from the date such payment should have been made to the date of payment thereof. If any such audit discloses that the Percentage Rent actually due from Lessee for any Fiscal Year exceed those reported by Lessee by more than 3%, Lessee shall pay the cost of such audit and examination. Any proprietary information obtained by Lessor pursuant to the provisions of this Section shall be treated as confidential, except that such information may be used, subject to appropriate confidentiality safeguards, in any litigation between the parties and except further that Lessor may disclose such information to prospective lenders. The obligations of Lessee contained in this Section shall survive the expiration or earlier termination of this Lease.

         3.3 Additional Charges. In addition to the Base Rent and Percentage Rent, (a) Lessee also will pay and discharge as and when due and payable all other amounts, liabilities, obligations and Impositions that Lessee assumes or agrees to pay under this Lease, and (b) in the event of any failure on the part of Lessee to pay any of those items referred to in clause (a) of this Section 3.3, Lessee also will promptly pay and discharge every fine, penalty, interest and cost that may be added for non-payment or late payment of such items (the items referred to in clauses (a) and (b) of this Section 3.3 being additional rent hereunder and being referred to herein collectively as the "Additional Charges"), and Lessor shall have all legal, equitable and contractual rights, powers and remedies provided either in this Lease or by statutes or otherwise in the case of non-payment of the Additional Charges as in the case of non-payment of the Base Rent. If any installment of Base Rent,



                                   92 of 135

Percentage Rent or Additional Charges (but only as to those Additional Charges that are payable directly to Lessor) shall not be paid within fifteen calendar days after the due date, Lessee will pay Lessor on demand, as Additional Charges, a late charge (to the extent permitted by law) equal to five percent (5%) of such overdue amount together with interest computed at the Overdue Rate on such overdue amount from the due date to the date of payment thereof. To the extent that Lessee pays any Additional Charges to Lessor pursuant to any requirement of this Lease, Lessee shall be relieved of its obligation to pay such Additional Charges to the entity to which they would otherwise be due and Lessor shall pay same from monies received from Lessee.


         3.4 Net Lease Provision. The Rent shall be paid absolutely net to Lessor, so that this Lease shall yield to Lessor the full amount of the installments of Base Rent, Percentage Rent and Additional Charges throughout the Term, all as more fully set forth in Article V, but subject to any other provisions of this Lease that expressly provide for adjustment or abatement of Rent or other charges or expressly provide that certain expenses or maintenance shall be paid or performed by Lessor.

                                   ARTICLE IV

         4.1 Payment of Impositions. Subject to Article XII relating to permitted contents, Lessee will pay, or cause to be paid, all Impositions (other than Real Estate Taxes, which shall be paid by Lessor) before any fine, penalty, interest or cost may be added for non-payment, such payments to be made directly to the taxing or other authorities where feasible, and will promptly furnish to Lessor copies of official receipts or other satisfactory proof evidencing such payments. Lessee's obligation to pay such Impositions shall be deemed absolutely fixed upon the date such Impositions become a lien upon the Leased Property or any part thereof. If any such Imposition may, at the option of the taxpayer, lawfully be paid in installments (whether or not interest shall accrue on the unpaid balance of such Imposition), Lessee may exercise the option to pay the same (and any accrued interest on the unpaid balance of such Imposition) in installments and in such event, shall pay such installments during the Term hereof (subject to Lessee's right to contest pursuant to the provisions of Article XII) as the same respectively become due and before any fine, penalty, premium, further interest or cost may be added thereto. Lessor, at its expense, shall, to the extent required or permitted by applicable law, prepare and file all tax returns in respect of Lessor's net income, gross receipts, sales and use, single business, transaction privilege, rent, ad valorem, franchise taxes, Real Estate Taxes and taxes on its capital stock, and Lessee, at its expense, shall, to the extent required or permitted by applicable laws and regulations prepare and file all other tax returns and reports in respect of any Imposition as may be required



                                   93 of 135
by governmental authorities. If any refund shall be due from any taxing authority in respect of any Imposition paid by Lessee, the same shall be paid over to or retained by Lessee if no Event of Default shall have occurred hereunder and be continuing. If an Event of Default shall have occurred and be continuing, any such refund shall be paid over to or retained by Lessor. Any such funds retained by Lessor due to an Event of Default shall be applied as provided in Article XVI. Lessor and Lessee shall, upon request of the other, provide such data as is maintained by the party to whom the request is made with respect to the Leased Property as may be necessary to prepare any required returns and reports. Lessee shall file all personal property tax returns in such jurisdictions where it is legally required to so file. Lessor, to the extent it possesses the same, and Lessee, to the extent it possesses the same, will provide the other party, upon request, with cost and depreciation records necessary for filing returns for any property so classified as personal property. Where Lessor is legally required to file personal property tax returns, Lessor shall provide Lessee with copies of assessment notices in sufficient time for Lessee to file a protest. Lessee may, upon notice to Lessor, at Lessee's option and at Lessee's sole expense, protect, appeal, or institute such other proceedings (in it's or Lessor's name) as Lessee may deem appropriate to effect a reduction of real estate or personal property assessments for those Impositions to be paid by Lessee, and Lessor, at Lessee's expense as aforesaid, shall fully cooperate with Lessee in such protest, appeal, or other action. Lessee hereby agrees to indemnify, defend, and hold harmless Lessor from and against any claims, obligations, and liabilities against or incurred by Lessor in connection with such cooperation. Billings for reimbursement of personal property taxes by Lessee to Lessor shall be accompanied by copies of a bill therefor and payments thereof which identify the personal property with respect to which such payments are made. Lessor, however, reserves the right to affect any such protest, appeal or other action and, upon notice to Lessee, shall control any such activity, which shall then go forward at Lessor's sole expense. Upon such notice, Lessee, at Lessor's expense, shall cooperate fully with such activities.

         4.2 Notice of Impositions. Lessor shall give prompt Notice to Lessee of all Impositions payable by Lessee hereunder of which Lessor at any time has knowledge, provided that Lessor's failure to give any such Notice shall in no way diminish Lessee's obligations hereunder to pay such Impositions, but such failure shall obviate any default hereunder for a reasonable time after Lessee receives Notice of any Imposition which it is obligated to pay during the first taxing period applicable thereto.

         4.3 Adjustment of Impositions. Impositions imposed in respect of the tax-fiscal period during which the Term terminates shall be adjusted and prorated between Lessor and Lessee, whether or not such Imposition is imposed before or after such termination, and Lessee's obligation to pay its prorated share thereof after



                                   94 of 135
termination shall survive such termination.

         4.4 Utility Charges. Lessee will be solely responsible for obtaining and maintaining utility services to the Leased Property and will pay or cause to be paid all charges for electricity, gas, oil, water, sewer and other utilities used in the Leased Property during the Term.

         4.5 Insurance Premiums. Lessee will pay or cause to be paid all premiums for the insurance coverages required to be maintained by it under Article XIII.

                                    ARTICLE V

         5.1 No Termination, Abatement, etc. Except as otherwise specifically provided in this Lease, and except for loss of Franchise Agreement solely by reason of any action or inaction by Lessor, Lessee, to the extent permitted by law, shall remain bound by this Lease in accordance with its terms and shall neither take any action without the written consent of Lessor to modify, surrender or terminate the same, nor seek nor be entitled to any abatement, deduction, deferment or reduction of the Rent, or setoff against the Rent, nor shall the obligations of lessee be otherwise affected by reason of (a) any damage to, or destruction of, any Leased Property or any portion thereof from whatever cause for any Taking of the Leased Property or any portion thereof, (b) the lawful or unlawful prohibition of, or restriction upon, Lessee's use of the Leased Property, or any portion thereof, or the interference with such use by any Person, corporation, partnership or other entity, or by reason of eviction by paramount title, (c) any claim which Lessee has or might have against Lessor by reason of any default or breach of any warranty by Lessor under this Lease or any other agreement between Lessor and Lessee, or to which Lessor and Lessee are parties, (d) any bankruptcy, insolvency, reorganization, composition, readjustment, liquidation, dissolution, winding up or other proceeding affecting Lessor or any assignee or transferee of Lessor, or (e) for any other cause whether similar or dissimilar to any of the foregoing other than a discharge of Lessee from any such obligations as a matter of law. Lessee hereby specifically waives all rights, arising from any occurrence whatsoever, which may now or hereafter be conferred upon it by law to (1) modify, surrender or terminate this Lease or quit or surrender the Leased Property or any portion thereof, or (2) entitle Lessee to any abatement, reduction, suspension or deferment of the Rent or other sums payable by Lessee hereunder, except as otherwise specifically provided in this Lease. The obligations of Lessee hereunder shall be separate and independent covenants and agreements and the Rent and all other sums payable by Lessee hereunder shall continue to be payable in all events unless the obligations to pay the same shall be terminated pursuant to the express provisions of the Lease or by termination of this Lease other than by reason of an Event of Default.



                                   95 of 135

         5.2 Abatement Procedures. In the event of a partial Taking as described in Section 15.5, the Lease shall not terminate, but the Base Rent shall be abated in the manner and to the extent that is fair, just and equitable to both Lessee and Lessor, taking into consideration, among other relevant factors, the number of usable rooms, the amount of square footage, or the revenues affected by such partial Taking. If Lessor and Lessee are unable to agree upon the amount of such abatement within 30 days after such partial Taking, the matter may be submitted by either party to a court of competent jurisdiction for resolution.

                                   ARTICLE VI

         6.1 Ownership of the Leased Property. Lessee acknowledges that the Leased Property is the property of Lessor and that Lessee has only the right to the possession and use of the Leased Property upon the terms and conditions of this Lease.

         6.2 Lessee's Personal Property. Lessee will acquire and maintain throughout the Term such Inventory as is required to operate the Leased Property in the manner contemplated by this Lease. Lessee may (and shall as provided hereinbelow), at its expense, install, affix or assemble or place on any parcels of the Land or in any of the Leased Improvements, any items of personal property (including Inventory) owned by Lessee. Lessee, at the commencement of the Term, and from time to time thereafter, shall provide Lessor with an accurate list of all such items of Lessee's personal property (collectively, the "Lessee's Personal Property"). Lessee may, subject to the first sentence of this Section
6.2 and the conditions set forth below, remove any of Lessee's Personal Property set forth on such list at any time during the Term or upon the expiration or any prior termination of the Term. All of Lessee's Personal Property, other than Inventory, not removed by Lessee within ten days following the expiration or earlier termination of the Term shall be considered abandoned by Lessee and may be appropriated, sold, destroyed or otherwise disposed of by Lessor without first giving Notice thereof to Lessee, without any payment to Lessee and without any obligation to account therefor. Lessee will, at its expense, restore the Leased Property to the condition required by Section 9.1(d), including repair of all damage to the Leased Property caused by the removal of Lessee's Personal Property, whether effected by Lessee or Lessor. Upon the expiration or earlier termination of the Term, Lessee shall sell and Lessor, or its designee, shall have the option to purchase all Inventory on hand at the Leased Property at the time of such expiration or termination for a sale price equal to the lesser of Lessee's actual cost of such Inventory, as evidenced by invoices, receipts, or other reasonable documentation, or the then Fair Market Value thereof. The option provided for herein shall be exercised by written notice to Lessee which Lessor shall give on or before the date of such expiration or earlier termination. Lessee



                                   96 of 135
may make such financing arrangements, title retention agreements, leases or other agreements with respect to the Lessee's Personal Property as it sees fit provided that Lessee first advises Lessor of any such arrangement and such arrangement expressly provides that in the event of Lessee's default thereunder, Lessor (or its designee) may assume Lessee's obligations and rights under such arrangement.

         6.3 Lessor's Lien. To the fullest extent permitted by applicable law, Lessor is granted a lien and security interest on all Lessee's personal property now or hereinafter placed in or upon the Leased Property, and such lien and security interest shall remain attached to such Lease's personal property until payment in full of all Rent and satisfaction of all of Lessee's obligations hereunder; provided, however, Lessor shall subordinate its lien and security interest to that of any non-Affiliate of Lessee which finances such Lessee's personal property or any non-Affiliate conditional seller of such Lessee's personal property, the terms and conditions of such subordination to be satisfactory to Lessor in the exercise of reasonable discretion. Lessee shall, upon the request of Lessor, execute such financing statements or other documents or instruments reasonably requested by Lessor to perfect the lien and security interests herein granted.

                                   ARTICLE VII

         7.1 Condition of the Leased Property. Lessee acknowledges receipt and delivery of possession of the Leased Property. Lessee has examined and otherwise has knowledge of the condition of the Leased Property and has found the same to be satisfactory for its purposes hereunder. Lessee is leasing the Leased Property "as is" in its present condition. Lessee waives any claim or action against Lessor in respect of the condition of the Leased Property. LESSOR MAKES NO WARRANTY OR REPRESENTATION, EXPRESS OR IMPLIED, IN RESPECT OF THE LEASED PROPERTY, OR ANY PART THEREOF, EITHER AS TO ITS FITNESS FOR USE, DESIGN OR CONDITION FOR ANY PARTICULAR USE OR PURPOSE OR OTHERWISE, AS TO THE QUALITY OF THE MATERIAL OR WORKMANSHIP THEREIN, LATENT OR PATENT, IT BEING AGREED THAT ALL SUCH RISKS ARE TO BE BORNE BY LESSEE. LESSEE ACKNOWLEDGES THAT THE LEASED PROPERTY HAS BEEN INSPECTED BY LESSEE AND IS SATISFACTORY TO IT. Provided, however, to the extent permitted by law, Lessor hereby assigns to Lessee all of Lessor's rights to proceed against any predecessor in title other than Lessee (or an Affiliate of Lease which conveyed the Property to Lessor) for breaches of warranties or representations or for latent defects in the Leased Property. Lessor shall fully cooperate with Lessee in the prosecution of any such claim, in Lessor's or Lessee's name, all at Lessee's sole cost and expense. Lessee hereby agrees to indemnify, defend and hold harmless Lessor from and against any claims, obligations and liabilities against or incurred by Lessor in connection with such cooperation.



                                   97 of 135

         7.2      Use of the Leased Property.

                  (a) Lessee covenants that it will proceed with all due diligence and will exercise its best effort to obtain and to maintain all approvals needed to use and operate the Leased Property and the Facility under applicable local, state and federal law.

                  (b) Lessee shall use or cause to be used the Leased Property only as a hotel facility, and for such other uses as may be necessary or incidental to such use or such other use as otherwise approved by Lessor (the "Primary Intended Use"). Lessee shall not use the Leased Property or any portion thereof for any other use without the prior written consent of Lessor, which consent may be granted, denied or conditioned in Lessor's sole discretion. No use shall be made or permitted to be made of the Leased Property, and no acts shall be done, which will cause the cancellation or increase the premium of any insurance policy covering the Leased Property or any part thereof (unless another adequate policy satisfactory to Lessor is available and Lessee pays any premium increase), nor shall Lessee sell or permit to be kept, used or sold in or about the Leased Property any article which may be prohibited by law or fire underwriter's regulations. Lessee shall, at its sole cost, comply with all of the requirements pertaining to the Leased Property of any insurance board, association, organization or company necessary for the maintenance of insurance, as herein provided, covering the Leased Property and Lessee's Personal Property.

                  (c) Subject to the provisions of Articles XIV, XV, XXI and XXII, Lessee covenants and agrees that during the Term it will (1) operate continuously the Lease Property as a hotel facility, (2) keep in full force and effect and comply with all the provision of the Franchise Agreement, (3) not terminate or amend the Franchise Agreement without the consent of Lessor, (4) maintain appropriate certifications and licenses for such use and (5) will seek to maximize the gross revenues generated therefrom consistent with sound business practices.

                  (d) Lessee shall not commit or suffer to be committed any waste on the Leased Property, or in the Facility, nor shall Lessee cause or permit any nuisance thereon.

                  (e) Lessee shall neither suffer nor permit the Leased Property or any portion thereof, or Lessee's Personal Property, to be used in such a manner as (1) might reasonably tend to impair Lessor's (or Lessee's, as the case may be) title thereto or to any portion thereof, or (2) may reasonably make possible a claim or claims of adverse usage or adverse possession by the public, as such, or of implied dedication of the Lease Property or any portion thereof, except as necessary in the ordinary and prudent operation of the Facility on the Leased Property.



                                   98 of 135

                  (f) Neither Lessee or an Affiliate of Lessee shall operate or manage any hotel or motel that is within the greater of (i) a 10 mile radius of the Leased Property or (ii) the area surrounding the Leased Property defined as the Protected Area in the Franchise Agreement other than pursuant to this Lease or another lease, agreement or arrangement with Lessor or an Affiliate of Lessor.

         7.3 Lessor to Grant Easements, etc. Lessor will, from time to time, so long as no Event of Default has occurred and is continuing, at the request of Lessee and at Lessee's cost and expense (but subject to the approval of Lessor, which approval shall not be unreasonably withheld or delayed), (a) grant easements and other rights in the nature of easements with respect to the Leased Property to third parties, (b) release existing easements or other rights in the nature of easements which are for the benefit of the Leased Property, (c) dedicate or transfer unimproved portions of the Leased Property for road, highway or other public purposes, (d) execute petitions to have the Leased Property annexed to any municipal corporation or utility district, (e) execute amendments to any covenants and restrictions affecting the Leased Property and
(f) execute and deliver to any person any instrument appropriate to confirm or effect such grants, releases, dedications, transfers, petitions and amendments (to the extent of its interests in the Leased Property), but only upon delivery to Lessor of an Officer's Certificate stating that such grant, releases, dedication, transfer, petition or amendment is not detrimental to the proper conduct of the business of Lessee on the Leased Property and does not materially reduce the value of the Leased Property.

                                  ARTICLE VIII

         8.1 Compliance with Legal and Insurance  Requirements,  etc. Subject to
Section 8.3(b) below and Article XII relating to permitted contests, Lessee, at its expense, will promptly (a) comply with all applicable Legal Requirements and Insurance Requirements in respect of the use, operation, maintenance, repair and restoration of the Leased Property, and (b) procure, maintain and comply with appropriate licenses and other authorizations required by any use of the Leased Property and Lessee's Personal Property than being made, and for the proper erection, installation, operation and maintenance of the Leased Property or any part thereof.

         8.2 Legal Requirement Covenants. Subject to Section 8.3(b) below, Lessee covenants and agrees that the Leased Property and Lessee's Personal Property shall not be used for any unlawful purpose, and that Lessee shall not permit or suffer to exist any unlawful use of the Leased Property by others. Lessee shall acquire and maintain all appropriate licenses, certifications, permits ad other authorizations and approvals needed to operate the



                                   99 of 135

Leased Property in its customary manner for the Primary Intended Use, and any other lawful use conducted on the Leased Property as may be permitted from time to time hereunder. Lessee further covenants and agrees that Lessee's use of the Leased Property and maintenance, alteration, and operation of the same, and all parts thereof, shall at all times conform to all Legal Requirements, unless the same are finally determined by a court of competent jurisdiction to be unlawful (and Lessee shall cause all such subtenants, invitees or others to so comply with all Legal Requirements). Lessee may, however, upon prior Notice to Lessor, contest the legality or applicability of any such Legal Requirement or any license or certification decision if Lessee maintains such action in good faith, with due diligence, without prejudice to Lessor's rights hereunder, and at Lessee's sole expense. If by the terms of any such Legal Requirement compliance therewith pending the persecution of any such proceeding may legally be delayed without the incurrence of any lien, charges or liability of any kind against the Facility or Lessee's leasehold interest therein and without subjecting Lessee or Lessor to any liability, civil or criminal, for failure so to comply therewith, Lessee may delay compliance therewith until the final determination of such proceeding. If any lien, charge or civil or criminal liability would be incurred by reason of any such delay, Lessee, on the prior written consent of Lessor, which consent shall not be unreasonably withheld, may nonetheless contest as aforesaid any delay as aforesaid provided that such delay would not subject Lessor to criminal liability and Lessee both (a) furnishes to Lessor security reasonably satisfactory to Lessor against any loss or injury by reason of such contest or delay and (b) prosecutes the contest with due diligence and in good faith.

         8.3 Environmental Covenants. Lessor and Lessee (in addition to, and not in diminution of, Lessee's covenants and undertakings in Sections 8.1 and 8.2 hereof) covenant and agree as follows:

                  (a) At all times hereafter until such time as all liabilities, duties or obligations of Lessee to the Lessor under the Lease have been satisfied in full, Lessee shall fully comply with all Environmental Laws applicable to the Leased Property and the operations thereon. Lessee agrees to give Lessor prompt written notice of (1) all Environmental Liabilities; (2) all pending, threatened or anticipated Proceedings, and all notices, demands, requests or investigations, relating to any Environmental Liability or relating to the issuance, revocation or change in any Environmental Authorization required for operation of the Leased Property; (3) all Releases at, on, in, under or in any way affecting the Leased Property, or any Release known by Lessee at, on, in or under any property adjacent to the Leased Property; and (4) all facts, events or conditions that could reasonably lead to the occurrence of any of the above-referenced matters.

                  (b)      Lessor hereby agrees to defend, indemnify and save


                                   100 of 135
harmless any and all Lessee Indemnified Parties from and against any and all Environmental Liabilities other than Environmental Liabilities which were caused by the acts or grossly negligent failures to act of Lessee.

                  (c) Lessee hereby agrees to defend, indemnify and save harmless any and all Lessor Indemnified Parties from and against any and all Environmental Liabilities caused by the acts or grossly negligent failures to act of Lessee.

                  (d) If any Proceeding is brought against any Indemnified Party in respect of an Environmental Liability with respect to which such Indemnified Party may claim indemnification under either Section 8.3(b) or (c), the Indemnifying Party, upon request, shall at its sole expense resist and defend such Proceeding, or cause the same to be resisted and defended by counsel designated by the Indemnified Party and approved by the Indemnifying Party, which approval shall not be unreasonably withheld; provided, however, that such approval shall not be required in the case of defense by counsel designated by any insurance company undertaking such defense pursuant to any applicable policy of insurance. Each Indemnified Party shall have the right to employ separate counsel in any such Proceeding and to participate in the defense thereof, but the fees and expenses of such counsel will be at the sole expense of such Indemnified Party unless such counsel has been approved by the Indemnifying Party, which approval shall not be unreasonably withheld. The Indemnifying Party shall not be liable for any settlement of any such Proceeding made without its consent, which shall not be unreasonably withheld, but if settled with the consent of the Indemnifying Party, or if settled without its consent (if its consent shall be unreasonably withheld), or if there be a final, nonappealable judgment for an adversary party in any such Proceeding, the Indemnifying Party shall indemnify and hold harmless the Indemnified Parties from and against any liabilities incurred by such Indemnified Parties by reason of such settlement or judgment.

                  (f) The indemnification rights and obligations provided for in this Article VIII shall be in addition to any indemnification rights and obligations provided for elsewhere in this Lease.

                  (g) The indemnification rights and obligations provided for in this Article VIII shall survive the termination of this Agreement.

                  For purposes of this Section 8.3, all amounts for which any Indemnified Party seeks information shall be computed net of (a) any actual income tax benefit resulting therefrom to such Indemnified Party, (b) any insurance proceeds received (net of tax effects) wit respect thereto, and (c) any amounts recovered (net of tax effects) from any third parties based on claims the Indemnified



                                   101 of 135

Party has against such third parties which reduce the damages that would otherwise be sustained; provided that in all cases, the timing of the receipt of realization of insurance proceeds or income tax benefits or recoveries from third parties shall be taken into account in determining the amount of reduction of damages. Each Indemnified Party agrees to use its reasonable efforts to pursue, or assign to Lessee or Lessor, as the case may be, any claims or rights it may have against any third party which would materially reduce the amount of damages otherwise incurred by such Indemnified Party.

                  Notwithstanding anything to the contrary contained in this Agreement, if Lessor shall become entitled to the possession of the Leased Property by virtue of the termination of the Lease or repossession of the Leased Property, then Lessor may assign its indemnification rights under Section 8.3 of this Agreement (but not any other rights hereunder) to any Person to whom the Lessor subsequently transfers the Leased Property, subject to the following conditions and limitations, each of which shall be deemed to be incorporated into the terms of such assignment, whether or not specifically referred to therein:

                           (1) The  indemnification  rights  referred to in this
                  section may be assigned only if a known Environmental Liability then exists or if a Proceeding is then pending or, to the knowledge of Lessee or Lessor, then threatened with respect to the Leased Property;

                           (2) Such indemnification rights shall be limited to Environmental Liabilities relating to or specifically affecting the Leased Property; and

                           (3) Any  assignment  of such  indemnification  rights
                  shall be limited to the immediate transferee of Lessor, and shall not extend to any such transferee's successors or assigns.


                                   ARTICLE IX

         9.1 Maintenance and Repair. (a) Lessee, at its sole expense, will keep the Leased Property and all private roadways, sidewalks and curbs appurtenant thereto that are under Lessee's control, including windows and plate glass, parking lots, mechanical, electrical and plumbing systems and equipment (including conduit and ductware), and non-load bearing interior walls, in good order and repair, except for ordinary wear and tear (whether or not the need for such repairs occurred as a result of Lessee's use, any prior use, the elements or the age of the Leased Property, or any portions thereof), and, except as otherwise provided in Section 9.1(b), Article XIV or Article XV, with reasonable promptness, make all necessary and appropriate repairs,



                                   102 of 135
replacements, and improvements thereto of every kind and nature, whether interior or exterior ordinary or extraordinary, foreseen or unforseen or arising by reason of a condition existing prior to the commencement of the Term of this Lease (concealed or otherwise), or required by any governmental agency having jurisdiction over the Leased Property, except as to the structural elements of the Leased Improvements. Lessee, however, shall be permitted to prosecute claims against Lessor's predecessor in title for breach of any representation or warranty or for any latent defects in the Leased Property to be maintained by Lessee unless Lessor is already diligently pursuing such a claim. All repairs shall, to the extent reasonably achievable, be at least equivalent in quality to the original work. Lessee will not take or omit to take any action, the taking or omission of which might materially impair the value or the usefulness of there Leased Property or any part thereof for its Primary Intended Use.

                  (b) Notwithstanding Lessee's obligations under Section 9.1(a) above, unless caused by Lessee's negligence or willful misconduct or that of its employees or agents, Lessor shall be required to bear the cost of painting (or repainting) the exterior of the Leased Property and maintaining any underground utilities and the structural elements of the Leased Improvements, including the roof of the Facility (but excluding windows and plate glass, parking lots, mechanical, electrical and plumbing systems and equipment, including conduit and ductware, and non-load bearing walls). Except as set forth in the preceding sentence and in Article XL, Lessor shall not under any circumstances be required to build or rebuild any improvement on the Leased Property, or to make any repairs, replacements, alterations, restoration or renewals of any nature or description to the Leased Property, whether ordinary or extraordinary, foreseen or unforeseen, or to make any expenditure whatsoever with respect thereto, in connection with this Lease, or to maintain the Leased Property in any way. Lessee hereby waives, to the extent permitted by law, the right to make repairs at the expenses of Lessor pursuant to any law in effect at the time of the execution of this Lease or hereafter enacted. Lessor shall have the right to give, record and post, as appropriate, notices of nonresponsibility under any mechanic's lien laws now or hereafter existing.

                  (c) Nothing contained in this Lease and no action or inaction by Lessor shall be construed as (1) constituting the request of Lessor, expressed or implied, to any contractor, subcontractor, laborer, materialman or vendor to or for the performance of any labor or services or the furnishing of any materials or other property for the construction, alteration, addition, repair or demolition of or to the Leased Property or any part thereof, or (2) giving Lessee any right, power or permission to contract for or permit the performance of any labor or services or the furnishing of any materials or other property in such fashion as would permit the making of any claim against Lessor in



                                   103 of 135
respect thereof or to make any agreement that may create, or in any way be the basis for any right, title, interest, lien, claim or other encumbrance upon the estate of Lessor in the Leased Property, or any portion thereof.

                  (d) Lessee will, upon the expiration or prior termination of the Term, vacate and surrender the Leased Property to Lessor in the condition in which the Leased Property was originally received from Lessor, except as repaired, rebuilt, restored, altered or added to as permitted or required by the provisions of this Lease and except for ordinary wear and tear (subject to the obligation of Lessee to maintain the Leased Property in good order and repair, as would a prudent owner, during the entire Term of the Lease), or damage by casualty or Condemnation (subject to the obligations of Lessee to restore or repair as set forth in the Lease).

         9.2 Encroachments, Restrictions, Etc. If any of the Leased Improvements, at any time, materially encroach upon any property, street or right-of-way adjacent to the Leased Property, or violate the agreements or conditions contained in any lawful restrictive covenant or other agreement affecting the Leased Property, or any part thereof, or impair the rights of others under any easement or right-of-way to which the Leased Property is subject, then promptly upon the request of Lessor or at the behest of any person affected by an such encroachment, violation or impairment, Lessee shall, at its expense, subject to its right to contest the existence of any encroachment, violation or impairment and in such case, in the event of an adverse final determination, either (a) obtain valid and effective waivers or settlements of all claims, liabilities and damages resulting from each such encroachment, violation or impairment, whether the same shall affect Lessor or Lessee or (b) make such changes in the Leased Improvements, and take such other action, as Lessee in the good faith exercise of its judgment deems reasonably practicable to remove such encroachment, and to end such violation or impairment, including, if necessary, the alteration of any of the Leased Improvements, and in any event take all such actions as may be necessary in order to be able to continue the operation of the Leased Improvements for the Primary Intended Use substantially in the manner and to the extent the Leased Improvements were operated prior to the assertion of such violation, impairment or encroachment. Any such alteration shall be made in conformity with the applicable requirements of Article X. Lessee's obligations under this Section 9.2 shall be in addition to and shall in no way discharge or diminish any obligation of any insurer under any policy of title or other insurance held by Lessor.

                                    ARTICLE X

         10.1 Alterations. Subject to the provisions hereinafter provided for Lessor's consent, Lessee shall have the right to make



                                   104 of 135
additions, modifications or improvements to the Leased Property from time to time as Lessee, in its discretion, may deem to be desirable for its permitted uses and purposes, provided that such action will not significantly alter the character or purposes or significantly detract from the value or operating efficiency thereof and will not significantly impair the revenue-producing capability of the Leased Property or adversely affect the ability of the Lessee to comply with the provisions of this Lease. The cost of such additions, modifications or improvements to the Leased Property shall be paid by Lessee, and all such additions, modifications and improvements shall, without payment by Lessor at any time, be included under the terms of this Lease and upon expiration or earlier termination of this Lease shall pass to and become the property of Lessor.

         Notwithstanding the foregoing, Lessee shall not make any additions, modifications or improvements to the Leased Property without Lessor's prior written consent if any such addition, modification or improvement involves puncturing, relocating or removing the roof or any existing walls or the cost thereof exceeds $10,000. If Lessor's consent is required, Lessee shall present to Lessor, in written form, detailed plans for any such proposed addition, modification or improvement, together with cost estimates and the name of the contractor who will perform the work and the name of the architect, if any. All consents by Lessor shall be deemed conditioned upon: (i) Lessee's acquiring all applicable permits required by governmental authorities; (ii) the furnishing of copies of such permits, together with a copy of the plans and specifications to Lessor prior to commencement of work thereon and (iii) the compliance by Lessee of all conditions of said permits in a prompt and expeditious manner. Lessor, at its option, may require that a lien and completion bond be furnished in an amount equal to 1-1/2 times the estimated cost of the work. Lessee shall pay, when due, all claims for labor or materials furnished or alleged to be furnished to or for Lessee at or for use on the Leased Property, which claims are or may be secured by any mechanics' or materialmen's lien against the Leased Property or any interest therein. Lessee shall give Lessor not less than ten days notice prior to the commencement of any work in, on, or about the Leased Property and Lessor shall have the right to post notices of non-responsibility in or on the Leased Property, as provided by law.

         10.2 Salvage. All materials which are scrapped or removed in connection with the making of repairs required by Articles IX or X shall be or become the property of Lessor or Lessee depending on which party is paying for or providing the financing for such work; provided, however, Lessee shall not be entitled to retain any salvaged materials to the extent the value thereof exceeds the cost of any repairs or replacements made by Lessee.

         10.3     Joint Use Agreements.          If Lessee constructs additional




                                   105 of 135
improvements that are connected to the Leased Property or share maintenance facilities, HVAC, electrical, plumbing or other systems, utilities, parking or other amenities, the parties shall enter into a mutually agreeable cross-easement or joint use agreement to make available necessary services and facilities in connection with such additional improvements, to protect each of their respective interests in the properties affected, and to provide for separate ownership, use, and/or financing of such improvements.


                                   ARTICLE XI

         Liens. Subject to the provision of Article XII relating to permitted contests, Lessee will not directly or indirectly create or allow to remain and will promptly discharge at its expense any lien, encumbrance, attachment, title retention agreement or claim upon the Leased Property or any attachment, levy, claim or encumbrance in respect of the Rent, not including, however, (a) this Lease, (b) the matters, if any, included as exceptions in the title policy insuring Lessor's interest in the Leased Property, (c) restrictions, liens and other encumbrances which are consented to in writing by Lessor or any easements granted pursuant to the provisions of Section 7.3 of this Lease, (d) liens for those taxes upon Lessor which Lessee is not required to pay hereunder (e) subleases permitted by Article XXV hereof, (f) liens for Impositions or for sums resulting from noncompliance with Legal Requirements so long as (1) the same are not yet payable or are payable without the addition of any fine or penalty or
(2) such liens are in the process of being contested as permitted by Article XII, (g) liens of mechanics, laborers, materialmen, suppliers or vendors for sums either disputed or not yet due provided that (1) the payment of such sums shall not be postponed under any related contract for more than 60 days after the completion of the action giving rise to such lien and such reserve or other appropriate provisions as shall be required by law or generally accepted accounting principles shall have been made therefor or (2) any such liens are in the process of being contested as permitted by Article XII hereof, and (h) any liens which are the responsibility of Lessor pursuant to the provisions of
Article XXXIV of this Lease.

                                   ARTICLE XII

         Permitted Contests. Lessee shall have the right to contest the amount or validity of any Imposition to be paid by Lessee or any Legal Requirement or Insurance Requirement or any lien, attachment, levy, encumbrance, charge or claim ("Claims") not otherwise permitted by Article XI, by appropriate legal proceedings in good faith and with due diligence (but this shall not be deemed or construed in any way to relieve, modify or extend Lessee's covenants to pay or its covenants to cause to be paid any such charges at the time and in the manner as in this Article provided),



                                   106 of 135
on condition, however, that such legal proceedings shall not operate to relieve Lessee from its obligations hereunder and shall not cause the sale or risk the loss of the Leased Property, or any part thereof, or cause Lessor or Lessee to be in default under any mortgage, deed of trust or security deed encumbering the Leased Property or any interest therein. Upon the request of Lessor, Lessee shall either (a) provide a bond or other assurance reasonably satisfactory to Lessor that all Claim which may be assessed against the Leased Property together with interest and penalties, if any, thereon will be paid, or (b) deposit within the time otherwise required for payment with a bank or trust company as trustee upon terms reasonably satisfactory to Lessor, as security for the payment of such Claims, money in an amount sufficient to pay the same, together with interest and penalties in connection therewith, as to all Claims which may be assessed against or become a Claim on the Leased Property, or any part thereof, in said legal proceedings. Lessee shall furnish Lessor and any lender of Lessor with reasonable evidence of such deposit within five days of the same. Lessor agrees to join in any such proceedings if the same be required to legally prosecute such contest of the validity of such Claims; provided however, that Lessor shall not thereby be subjected to any liability for the payment of any costs or expenses in connection with any proceedings brought by Lessee; and Lessee covenants to indemnify and save harmless Lessor form any such costs or expenses. Lessee shall be entitled to any refund of any Claims and such charges and penalties or interest thereon which have been paid by Lessee or paid by Lessor and for which Lessor has been fully reimbursed. In the event that Lessee fails to pay any Claims when due or to provide the security thereof as provided in this paragraph and to diligently prosecute any contest of the same, Lessor may, upon ten days advance Notice to Lessee, pay such charges together with any interest and penalties and the same shall be payable by Lessee to Lessor as Additional Charges at the next Payment Date provided for in this Lease. Provided, however, that should Lessor reasonably determine that the giving of such Notice would risk loss to the Leased Property or cause damage to Lessor, then Lessor shall give such Notice as is practical under the circumstances. Lessor reserves the right to contest any of the Claims as its expense not pursued by Lessee. Lessor and Lessee agree to cooperate in coordinating the contest of any claims.

                                  ARTICLE XIII

         13.1 General Insurance Requirements. During the Term of this Lease, Lessor, as hereinafter provided in subparagraph (a) below, and Lessee, as hereinafter provided in subparagraph (b) below, shall at all time keep the Leased Property insured with the kinds and amounts of insurance described below. This insurance shall be written by companies authorized to use insurance in the State. The policies must name Lessor as the insured or as an additional named insured, as the case may be. Losses shall be payable to Lessor or Lessee as provided in this Lease. Any loss adjustment shall



                                   107 of 135
require the written consent of Lessor and Lessee, each acting reasonably and in good faith. Evidence of insurance shall be deposited with Lessor. The policies on the Leased Property, including the Leased Improvements, Fixtures and Lessee's Personal Property, shall include:

                  (a) Lessor shall obtain the following insurance and pay all premiums associated therewith:

                           (1)      Building insurance on the "Special From"
(formerly "All Risk" form)(including earthquake and flood in reasonable amounts as determined by Lessor) in an amount not less than 100% of the then full replacement cost thereof (as defined in Section 13.2) or such other amount which is acceptable to Lessor, and personal property insurance on the "Special Form" in the full amount of the replacement cost thereof;

                           (2)      Insurance for loss or damage (direct and
indirect) from steam boilers, pressure vessels or similar apparatus, now or hereafter installed in the Facility, in the minimum amount of $5,000,000 or in such greater amounts as are then customary or as may be reasonably requested by Lessor from time to time;

                           (3)   Loss of income insurance on the "Special Form",
in the amount of one year Base Rent for the benefit of Lessor, and unless otherwise agreed by the parties, without duplication, business interruption insurance on the "Special Form" in the amount of one year's gross revenues of the Facility for the benefit of Lessor and Lessee to the extent of their respective interests in such revenues;

                           (4)      Insurance covering such other hazards and in
such amounts as may be customary for comparable properties in the area of the Leased Property and is available from insurance companies, insurance pools or other appropriate companies authorized to do business in the State at rates which are economically practicable in relation to the risks covered as may be reasonably requested by Lessor;

                  (b) Lessee shall obtain the following insurance and, except as hereinafter provided, pay all premiums associated therewith;

                           (1)      Commercial general liability insurance, with
amounts not less than $10,000,000 covering each of the following: bodily injury, death, or property damage liability per occurrence, personal and advertising injury, general aggregate, products and completed operations, with respect to Lessor, and "all risk legal liability" (including liquor law or "dram shop" liability) with respect to Lessor and Lessee;




                                   108 of 135

                           (2)     Fidelity bonds with limits and deductibles as
may be reasonably requested by Lessor, covering Lessee's employees in job classifications normally bonded under prudent hotel management practices in the United States or otherwise required by law;

                           (3)    Workmen's compensation insurance to the extent
necessary to protect Lessor and the Leased Property against Lessee's workman's compensation claims;

                           (4)      Vehicle liability insurance for owned, non-
owned, and hired vehicles, in the amount of $1,000,000;

                           (5)     Such other insurance as Lessor may reasonably
request for facilities such as the Leased Property and the operation thereof; and

                  Lessee shall keep in force the foregoing insurance coverages at its expense and any other "casualty" coverages required by Lessor.

         13.2 Replacement Cost. The term "full replacement cost" as used herein shall mean the actual replacement cost of the Leased Property requiring replacement from time to time including an increased cost of construction endorsement, if available, and the cost of debris removal. In the event either party believes that full replacement cost (the then-replacement cost less such exclusions) has increased or decreased at any time during the Lease Term, it shall have the right to have such full replacement cost re-determined.

         13.3 Worker's Compensation. Lessee, at its sole cost, shall at all times maintain adequate worker's compensation insurance coverage for all persons employed by Lessee on the Leased Property. Such worker's compensation insurance shall be in accordance with the requirements of applicable local, state and federal law.


         13.4 Waiver of Subrogation. All insurance policies carried by Lessor or Lessee covering the Leased Property, the Fixtures, the Facility, Lessee's Personal Property and Worker's Compensation, including, without limitation, contents, fire and casualty insurance, shall expressly waive any right of subrogation on the party of the insurer against the other party. The parties hereto agree that their policies will include such waiver clause or endorsement so long as the same are obtainable without extra cost, and in the event of such an extra charge the other party, at its election, may pay the same, but shall not be obligated to do so.

         13.5 Form Satisfactory, etc. All of the policies of insurance referred to in this Article XIII shall be written in a form, with deductibles and by insurance companies satisfactory to Lessor.



                                   109 of 135

Subject to the right to reimbursement or credit specified in Section 13.1 (b), Lessor and Lessee, in a timely manner, shall pay all of the premiums for the insurance coverage provided for in this Article XIII in the manner provided in
Section 13.1 (a) and Section 13.1 (b), and the party responsible for obtaining such insurance shall deliver such policies or certificates thereof to the other party prior to their effective date (and, with respect to any renewal policy, 30 days prior to the expiration of the existing policy), and in the event of the failure of the party responsible for obtaining any such insurance coverage either to effect such insurance as herein called for or to pay the premiums therefor, or to deliver such policies or certificates thereof to the other party at the times required, such other party shall be entitled, but shall have no obligation, to affect such insurance and pay the premiums therefor, and the party responsible for obtaining any such insurance coverage shall reimburse such other party for any premium or premiums paid by such other party for the coverages required under Sections 13.1(a) and 13.1(b) upon written demand therefor. Lessee's failure to repay the same within 30 days after Notice of such failure from Lessor shall constitute an Event of Default within the meaning of
Section 16.1(a). Each insurer mentioned in this Article XIII shall agree, by endorsement to the policy or policies issued by it, or by independent instrument furnished to Lessor and Lessee, that it will give to Lessor and Lessee 30 days' written notice before the policy or policies in question shall be materially altered, allowed to expire or canceled.

         13.6 Increase in Limits. If either Lessor or Lessee at any time deems the limits of the personal injury or property damage under the comprehensive public liability insurance then carried to be either excessive or insufficient, Lessor or Lessee shall endeavor in good faith to agree on the proper and reasonable limits for such insurance to be carried and such insurance shall thereunder be carried with the limits thus agreed on until further change pursuant to the provisions of this Section.

         13.7 Blanket Policy. Notwithstanding anything to be contrary contained in this Article XIII, Lessor or Lessee may bring the insurance provided for herein to be obtained by Lessor or Lessee, as the case may be, within the coverage of a so called blanket policy or policies of insurance carried and maintained by Lessor or Lessee, as the case may be; provided, however, that the coverage afforded by such policy or policies will not be reduced or diminished or otherwise be different form that which would exist under a separate policy meeting all other requirements of this Lease by reason of the use of such blanket policy of insurance, and provided further that the requirements of this
Article XIII are otherwise satisfied.

         13.8 No Separate Insurance. Lessee shall not on Lessee's own initiative or pursuant to the request or requirement of any third party, take out separate insurance concurrent in form or



                                   110 of 135
contributing in the event of loss with that required in this Article to be furnished, or increase the amount of any then existing insurance by securing an additional policy or additional policies, unless all parties have an insurable interest in the subject matter of the insurance, including in all cases Lessor, are included therein as additional insureds, and the loss is payable under such additional separate insurance in the same manner as losses are payable under this Lease. Lessee shall immediately notify Lessor that Lessee has obtained any such separate insurance or of the increasing of any of the amounts of the then existing insurance.

                                   ARTICLE XIV

         14.1 Insurance Proceeds. Subject to the provisions of Section 14.6, all proceeds payable by reason of any loss or damage to the Leased Property, or any portion thereof, and insured under any policy of insurance required by Article XIII of this Lease shall be paid to Lessor and held in trust by Lessor in an interest-bearing account, shall be made available, if applicable, for reconstruction or repair, as the case may be, of any damage to or destruction of the Leased Property, or any portion thereof, and, if applicable, shall be paid out by Lessor from time to time for the reasonable costs of such reconstruction or repair upon satisfaction of reasonable terms and conditions specified by Lessor. Any excess proceeds of insurance remaining after the completion of the restoration or reconstruction of the Leased Property shall be paid to Lessee. If neither Lessor nor Lessee is required or elects to repair and restore, and the Lease is terminated without purchase by Lessee as described in Section 14.2, all such insurance proceeds shall be retained by Lessor. All salvage resulting from any risk covered by insurance shall belong to Lessor.

         14.2 Reconstruction in the Event of Damage or Destruction Covered by Insurance.

                  (a) Except as provided in Section 14.6, if during the Term the Leased Property is totally or partially destroyed by a risk covered by the insurance described in Article XIII and the Facility thereby is rendered Unsuitable for its Primary Intended Use, Lessee shall, at Lessee's option, within 30 days after the occurrence of such event notify Lessor that Lessee has elected to either (1) restore the Facility to substantially the same condition as existed immediately before the damage or destruction and otherwise in accordance with the terms of the Lease, or (2) offer to acquire the Leased Property from Lessor for a purchase price equal to the Rejectable Offer Price of the Leased Property. If Lessee elects to restore the Facility, it shall proceed to do so in a prompt and diligent manner and the insurance proceeds shall be paid out by Lessor from time to time for the reasonable costs of such restoration upon satisfaction of reasonable terms and conditions, and any excess proceeds remaining after such



                                   111 of 135
restoration shall be paid to Lessor. If Lessee offers to acquire title to the Leased Property and such offer is accepted by Lessor, Lessee shall receive the insurance proceeds. If Lessee offers to acquire title to the Leased Property, Lessor shall have a period of 60 days to accept Lessee's offer to purchase the Leased Property. If Lessor does not accept the Lessee's offer, the Lease shall terminate five days after the expiration of said 60 day period (or five days after such earlier date as Lessor shall notify Lessee that it has rejected such offer with respect to the Leased Property) without further liability hereunder and Lessor shall be entitled to retain all insurance proceeds.

                  (b) Except as provided in Section 14.6, if during the Term the Leased Property is partially destroyed by a risk covered by the insurance described in Article XIII, but the Facility is not thereby rendered Unsuitable for its Primary Use, Lessee shall restore in a prompt and diligent manner the Facility to substantially the same condition as existed immediately before the damage or destruction and otherwise in accordance with the terms of the Lease. Such damage or destruction shall not terminate this Lease; provided, however, that if Lessee cannot within a reasonable time obtain all government approvals, including building permits, licenses and conditional use permits, after diligent efforts to do so, to perform all required repair and restoration work and to operate the Facility for its Primary Intended Use in substantially the same manner as existed immediately prior to such damage or destruction and otherwise in accordance with the terms of the Lease, Lessee may offer to purchase the Leased Property for a purchase price equal to the Rejectable Offer Price of the Leased Property determined without regard to such damage or destruction. If Lessee makes such offer and Lessor does not accept the same, Lessee shall withdraw such offer, in which event this Lease shall remain in full force and effect and Lessee shall immediately proceed to restore the Facility to substantially the same condition as existed immediately before such damage or destruction and otherwise in accordance with the terms of the Lease. If Lessee restores the Facility, the insurance proceeds shall be paid out by Lessor form time to time for the reasonable costs of such restoration upon satisfaction of reasonable terms and conditions specified by Lessor, and any excess proceeds remaining after such restoration shall be paid to Lessor.

                  (c) If the cost of the repair or restoration exceeds the amount of proceeds received by Lessor from the insurance required under Article XIII, Lessee shall be obligated to contribute any excess amounts needed to restore the Facility prior to commencing work thereon. Such difference shall be paid by Lessee to Lessor to be held in trust, together with any other insurance proceeds, for application to the cost of repair and restoration.

                  (d) If Lessor accepts Lessee's offer to purchase the Leased Property under this Article, this Lease shall terminate as



                                   112 of 135
to the Leased Property upon payment of the purchase price, and Lessor shall remit to Lessee all insurance proceeds pertaining to the Leased Property being held in trust by Lessor.

         14.3. Reconstruction in the Event of Damages or Destruction Not Covered by Insurance. Except as provided in
Section 14.6, if during the Term the Facility is totally or materially destroyed by a risk not covered by the insurance described in Article XIII, whether or not such damages or destruction renders the Facility Unsuitable for its Primary Intended Use, Lessee at its option, within 30 days after the occurrence of such event, shall notify Lessor that Lessee has elected to either (a) restore the Facility to substantially the same condition it was in immediately before such damage or destruction and such damage or destruction shall not terminate this Lease which Lessee shall proceed to do in a prompt and diligent manner, or (b) terminate this Lease with respect to the Leased Property, in which event the Lease shall terminate five days after the date of such notice without further penalty hereunder. If such damage or destruction is not material, Lessee shall restore the Facility to substantially the same condition as existed immediately before the damage or destruction and otherwise in accordance with the terms of the Lease, which Lessee shall proceed to do in a prompt and diligent manner.

         14.4 Lessee's Property. All insurance proceeds payable by reason of any loss of or damage to any of Lessee's Personal Property shall be paid to Lessee; provided however, no such payments shall diminish or reduce the insurance payments otherwise payable to or for the benefit of Lessor hereunder.

         14.5 Abatement of Rent. Any damage or destruction due to casualty notwithstanding, this Lease shall remain in full force and effect and Lessee's obligation to make rental payments and to pay all other charges required by this Lease shall remain unabated during the first six months of any period required for the applicable repair and restoration. Thereafter Base Rent shall be equitably abated.

         14.6 Damage Near End of Term. Notwithstanding any provisions of Section
14.2 or 14.3 appearing to the contrary, if damage to or destruction of the Facility renders it unsuitable for its Primary Intended Use occurs during the last 12 months of the Term, the Lessee shall have the right to terminate the Lease by giving written notice to Lessor within 30 days after the occurrence of such event, whereupon all secured Rent shall be paid immediately, and this Lease shall automatically terminate five days after the date of such notice.

         14.7 Waiver. Lessee hereby waives any statutory rights of termination that ma arise by reason of any damage or destruction of the Facility that Lessor is obligated to restore or may restore



                                   113 of 135
under any of the provisions of this Lease.

                                   ARTICLE XV

         15.1     Definitions.

                  (a) "Condemnation" means a Taking resulting from (a) the exercise of any governmental power, whether by legal proceedings or otherwise, by a Condemnor, and (2) a voluntary sale or transfer by Lessor to any Condemnor, either under threat of condemnation or while legal proceeds for condemnation are pending.

                  (b) "Date of Taking" means the date the Condemnor has the right to possession of the property being condemned.

                  (c) "Award" means all compensation, sums or anything of value awarded, paid or received on a total or partial Condemnation.

                  (d) "Condemnor" means any public or quasi-public authority, or private corporation or individual, having the power of Condemnation.

         15.2 Parties' Rights and Obligations. If during the Term there is any Condemnation of all or any part of the Leased Property or any interest in this Lease, the rights and obligations of Lessor and Lessee shall be determined by this Article XV.

         15.3 Total Taking. If title to the fee of the whole of the Leased Property is condemned by any Condemnor, subject to the provisions of Section 15.7, this Lease shall cease and terminate as the Date of Taking by the Condemnor. If title to the fee of less than the whole of the Leased Property is so taken or condemned, which nevertheless renders the Leased Property Unsuitable or Uneconomic for its Primary Intended Use, Lessee and Lessor shall each have the option, by notice to the other, at any time prior to the Date of Taking, to terminate this Lease as of the Date of Taking. Upon such date, if such Notice has been given, this Lease shall thereupon cease and terminate. All Base Rent, Percentage Rent and Additional Charges paid or payable by Lessee hereunder shall be apportioned as of the Date of Taking, and Lessee shall promptly pay Lessor such amounts. In the event of any such termination, the provisions of Section
15.7 shall apply.

         15.4 Allocation of Award. The total Award made with respect to the Leased Property or for loss of rent, or for Lessor's loss of business beyond the Term, shall be solely the property of and payable to Lessor. Any Award made for loss of business during the remaining Term, if any, for the taking of Lessee's Personal Property, or for removal and relocation expenses of Lessee in any such proceedings shall be the sole property of and payable to Lessee. In any Condemnation proceedings Lessor and Lessee shall each seek its Award in conformity herewith, at its respective



                                   114 of 135
expense; provided, however, Lessee shall not initiate, prosecute or acquiesce in any proceedings that may result in a diminution of any Award payable to Lessor.

         15.5 Partial Taking. If title to less than the whole of the Leased Property is condemned, and the Leased Property is not Unsuitable for its Primary Intended Use, and not Uneconomic for its Primary Intended Use, or if Lessee or Lessor is entitled but neither elects to terminate this Lease as provided in
Section 15.3, Lessee at its cost shall with all reasonable dispatch restore the untaken portion of any Leased Improvements so that such Leased Improvements constitute a complete architectural unit of the same general character and condition (as nearly as may be possible under the circumstances) as the Leased Improvements existing immediately prior to the Condemnation. Lessor shall contribute to the cost of restoration that part of its Award specifically allocated to such restoration, if any, together with severance and other damages awarded for the taken Leased Improvements; provided, however, that the amount of such contribution shall not exceed such cost.

         15.6 Temporary Taking. If the whole or any part of the Leased Property or of Lessee's interest under this Lease is condemned by any Condemnor for its temporary use or occupancy, the Lease shall not terminate by reason thereof, and Lessee shall continue to pay, in the manner and at the terms herein specified, the full amount of Base Rent and Additional Charges. In addition, Lessee shall pay Percentage Rent at a rate equal to the average Percentage Rent during the last three preceding Fiscal Years (or if three Fiscal Years shall not have elapsed, the average during the preceding Fiscal Years). Except only to the extend that Lessee may be prevented from so doing pursuant to the terms of the order of the Condemnor, Lessee shall continue to perform and observe all of the other terms, covenants, conditions and obligations hereof on the part of the Lessee to be performed and observed, as though such Condemnation had not occurred. In the event of any Condemnation as in this Section 15.6 described, the entire amount of any Award made for such Condemnation allocable to the Term of this Lease, whether paid by way of damages, rent or otherwise, shall be paid to Lessee. Lessee covenants that upon the termination of any such period of temporary use or occupancy it will, at its sole cost and expense (subject to Lessor's contribution as set forth below), promptly restore the Leased Property as nearly as may be reasonably possible to the condition in which the same was immediately prior to such Condemnation, unless such period of temporary use or occupancy extends beyond the expiration of the Term, in which case Lessee shall not be required to make such restoration. If restoration is required hereunder, Lessor shall contribute to the cost of such restoration that portion of its entire Award that is specifically allocated to such restoration in the judgment or order of the court, if any, and Lessee shall fund the balance of such costs in advance of restoration in a manner reasonably satisfactory to Lessor.



                                   115 of 135

         Notwithstanding the foregoing, if the temporary taking is to be for a period of more than 30 days pursuant to the terms of the order providing therefor, Lessee, upon 30 days prior written notice to Lessor given at any time on or after the Date of Taking by the Condemnor in connection with such temporary taking, may terminate this Lease if the temporary taking renders the hotel Uneconomic or Unsuitable for its Primary Intended Purpose.

         15.7 Lessee's Offer. In the event of the termination of this Lease as provided in Section 15.3, Lessee shall offer to acquire the Leased Property without regard to such taking and, if accepted, Lessee shall receive the entire Award. If Lessor does not accept Lessee's offer to purchase the Leased Property, Lessee shall withdraw its offer to purchase the Leased Property and, if so withdrawn, Lessee may terminate the Lease with respect to the Leased Property without further liability hereunder, except for payment of Rent as provided in the penultimate sentence of Section 15.3 or for matters which by their express terms survive termination of this Lease, and Lessor shall be entitled to retain the Award except as provided in Section 15.4.

                                   ARTICLE XVI

         16.1 Events of Default. If any one or more of the following events individually, an "Event of Default") occurs:

                  (a) if Lessee fails to make payment of the Base Rent when the same becomes due and payable for a period of ten days after receipt by the Lessee of Notice form the Lessor thereof;

                  (b) if Lessee fails to make payment of annual Percentage Rent when the same becomes due and payable and such condition continues for a period of 90 days after the end of the applicable Fiscal Year;

                  (c) if Lessee fails to observe or perform any other term, covenant or condition of this Lease and such failure is not cured by Lessee within a period of 30 days after receipt by the Lessee of Notice thereof from Lessor, unless such failure cannot with due diligence be cured within a period of 30 days, in which case it shall not be deemed an Event of Default if Lessee proceeds promptly and with due diligence to cure the failure and diligently completes the curing thereof provided, however, in no event shall such cure period extend beyond 90 days after such Notice; or

                  (d) if the Lessee shall file a petition in bankruptcy or reorganization for an arrangement pursuant to any federal or state bankruptcy law or any similar federal or state law, or shall be adjudicated a bankrupt or shall make an assignment for the benefit of creditors or shall admit in writing its inability to pay its debts generally as they become due, or if a petition or answer proposing the adjudication of the Lessee as a bankrupt or its




                                   116 of 135
reorganization pursuant to any federal or state bankruptcy law or any similar federal or state law shall be filed in any court and the Lessee shall be adjudicated a bankrupt and such adjudication shall not be vacated or set aside or stayed within 60 days after the entry of an order in respect thereof, or if a receiver of the Lessee or the whole or substantially all of the assets of the Lessee shall be appointed in any proceeding brought by the Lessee or if any such receiver, trustee or liquidator shall be appointed in any proceeding brought against the Lessee and shall not be vacated or set aside or stayed within 60 days after such anointment; or

                  (e)  if  Lessee  is  liquidated   or   dissolved,   or  begins
proceedings toward such liquidation or dissolution, or, in any manner, permits the sale or divestiture of substantially all of its assets; or

                  (f) if the estate or interest of Lessee in the Leased Property or any part thereof is voluntarily or involuntarily transferred, assigned, conveyed, levied upon or attached in any proceeding (unless Lessee is contesting such lien or attachment in good faith in accordance with Article XII hereof); or

                  (g) if, except as a result of damage, destruction or partial or complete Condemnation, Lessee voluntarily causes operations on the Leased Property for a period in excess of 30 days; or

                  (h) if an event of default has been declared by the franchisor under the Franchise Agreement with respect to the Facility on the Leased Property as a result of any action or failure to act by the Lessee or any Person with whom the Lessee contracts for management services at the Facility;

                  then, and in any such event, Lessor may exercise one or more remedies available to it herein or at law or in equity, including but not limited to its right to terminate the Lease by giving Lessee not less than ten days' Notice of such termination.

                  If litigation is commenced with respect to any alleged default under this Lease, the prevailing party in such litigation shall receive, in addition to its damages incurred, such sum as the court shall determine as its reasonable attorneys' fees, and all costs and expenses incurred in connection therewith.

                  No Event of Default (other than a failure to make a payment of money) shall be deemed to exist under clause (c) during any time the curing thereof is prevented by an Unavoidable Delay, provided that upon the cessation of such Unavoidable Delay, Lessee remedies such default or Event of Default without further delay.

         16.2     Surrender.  If an Event of Default occurs (and the event



                                   117 of 135
giving rise to such Event of Default has not been cured within the curative period relating thereto as set forth in Section 16.1) and is continuing, whether or not this Lease has been terminated pursuant to Section 16.1, Lessee shall, if requested by Lessor so to do, immediately surrender to Lessor the Leased
Property including, without limitation, any and all books, records, files, licenses, permits and keys relating thereto, and quit the same and lessor may enter upon and repossess the Leased Property by reasonable force, summary proceedings, ejectment or otherwise, and may remove Lessee and all other persons and any and all personal property from the Leased Property, subject to rights of any hotel guests and to any requirement of law. Lessee hereby waives any and all requirements of applicable laws for service of notice to re-enter the Leased Property. Lessor shall be under no obligation to, but may if it so chooses, relet the Leased Property or otherwise mitigate Lessor's damages.

         16.3 Damages. Neither (a) the termination of this Lease, (b) the repossession of the Leased Property, (c) the failure of Lessor to relet the Leased Property, nor (d) the reletting of all or any portion thereof, shall relieve Lessee of its liability and obligations hereunder, all of which shall survive any such termination, repossession or reletting. In the event of any such termination, Lessee shall forthwith pay to Lessor all Rent due and payable with respect to the Leased Property to and including the date of such termination.

                  Lessee shall forthwith pay to Lessor, at Lessor's option, as and for liquidated and agreed current damages for Lessee's default, either:

                  (1) Without termination of Lessee's right to possession of the Lease Property, each installment of Rent and other sums payable by Lessee to Lessor under the Lease as the same becomes due and payable, which Rent and other sums shall bear interest at the Overdue Rate, and Lessor may enforce, by action or otherwise, any other term or covenant of this Lease; or

                  (2)      the sum of:
                           (A) the unpaid Rent which had been earned at the time of termination, repossession or reletting, and

                           (B) the worth at the time of termination, repossession or reletting of the amount by which the unpaid Rent for the balance of the Term after the time of termination, repossession or reletting, exceeds the amount of such rental loss that Lessee proves could be reasonably avoided, and

                           (C) any other amount  necessary to compensate  Lessor
                  for all the detriment proximately caused by Lessee's failure to perform its obligations under this Lease or



                                   118 of 135
                  which in the ordinary course of things, would be likely to result therefrom. The worth at the time of termination, repossession or reletting of the amount referred to in subparagraph (B) is computed by discounting such amount at the discount rate of the Federal Reserve Bank of New York at the time of award plus 1%.

Percentage  Rent for the  purposes of this  Section 16.3 shall be a sum equal to
(i) the average of the annual amounts of the Percentage Rent for the three Fiscal Years immediately preceding the Fiscal Year in which the termination, re-entry or repossession takes place, or (ii) if three Fiscal Years shall not have elapsed, the average of the Percentage Rent during the preceding Fiscal Years during which the Lease was in effect, or (iii) if one Fiscal Year has not elapsed, the amount derived by annualizing the Percentage Rent from the effective date of this Lease.

         16.4 Waiver. If this Lease is terminated pursuant to Section 16.1, Lessee waives, to the extent permitted by applicable law, (a) any right to a trial by jury in the event of summary proceedings to enforce the remedies set forth in this Article XVI, and (b) the benefit of any laws now or hereafter in force exempting property from liability for rent or for debt and Lessor waives any right to "pierce the corporate vail" of Lessee other than to the extent funds shall have been inappropriately paid any Affiliate of Lessee following a default resulting in an Event of Default.

         16.5 Application of Funds. Any payments received by Lessor under any of the provisions of this Lease during the existence or continuance of any Event of Default shall be applied to Lessee's obligations in the order that Lessor may determine or as may be prescribed by the laws of the State.

                                  ARTICLE XVII

         Lessor's Right to Cure Lessee's Default. If Lessee fails to make any payment or to perform any act required to be made or performed under this Lease including, without limitation, Lessee's failure to comply with the terms of any Franchise Agreement, and fails to cure the same within the relevant time periods provided in Section 16.1, Lessor, without waiving or releasing any obligation of Lessee, and without waiving or releasing any obligation or default, may (but shall be under no obligation to) at any time thereafter make such payment or perform such act for the account and at the expense of Lessee, and may, to the extent permitted by law, enter upon the Leased Property for such purpose and, subject to section 16.4, take all such action thereon as, in Lessor's opinion, may be necessary or appropriate therefor. No such entry shall be deemed an eviction of Lessee. All sums so paid by Lessor and all costs and expenses (including, without limitation, reasonable attorneys' fees and expenses, in each case to the extent



                                   119 of 135
permitted by law) so incurred, together with a late charge thereon (to the extent permitted by law) at the Overdue Rate from the date on which such sums or expenses are paid or incurred by Lessors, shall be paid by Lessee to Lessor on demand. The obligations of Lessee and rights of Lessor contained in this Article shall survive the expiration or earlier termination of this Lease.

                                  ARTICLE XVIII

         Provisions Relating to Purchase of the Leased Property. If Lessee purchases the Leased Property from Lessor pursuant to any of the terms of this Lease, Lessor shall, upon receipt from Lessee of the applicable purchase price, together with full payment of any unpaid Rent due and payable with respect to any period ending on or before the date of the purchase, deliver to Lessee an appropriate limited or special warranty deed or other conveyance conveying the entire interest of Lessor in and to the Leased Property to Lessee free and clear of all encumbrances other than (a) those that Lessee has agreed hereunder to pay or discharge, (b) those mortgage liens, if any, that Lessee has agreed in writing to accept and to take title subject to, (c) those liens and encumbrances subject to which the Leased Property was conveyed to Lessor, (d) encumbrances, easements, licenses or rights of way required to be imposed on the Leased Property under Section 7.3, and (e) any other encumbrances permitted to be imposed on the Leased Property under the provisions of Section XXXIV that are assumable at no cost to Lessee or to which Lessee may take subject without cost to Lessee. The difference between the applicable purchase price and the total of the encumbrances assumed or taken subject tot shall be paid in cash to Lessor or as Lessor may direct. in federal or other immediately available funds, except as otherwise mutually agreed by Lessor and Lessee. All expenses of such conveyance, including, without limitation the cost of title examination or title insurance, if desired by Lessee, Lessee's attorneys' fees incurred in connection with such conveyance and release, and transfer taxes and recording fees, shall be paid by Lessee. Lessor shall pay its attorney's fees.

                                   ARTICLE XIX

         19.1 Personal Property Limitation. Anything contained in this Lease to the contrary notwithstanding, the average of the adjusted tax bases of the items of personal property that are leased to the Lessee under this Lease at the beginning and at the end of any Fiscal Year shall not exceed 15% of the average of the aggregate adjusted tax bases of the Leased Property at the beginning and at the end of such Fiscal Year. This Section 19.1 is intended to ensure that the Rent qualifies as "rents from real property," within the meaning of Section 856(d) of the Code, or any similar or successor provisions thereto, and shall be interpreted in a manner consistent with such intent.




                                   120 of 135

         19.2 Sublease Rent Limitation. Anything contained in this Lease to the contrary notwithstanding, Lessee shall not sublet the Leased Property on any basis such that the rental to be paid by the sublessee thereunder would be based, in whole or in part, on either (a) the income or profits derived by the business activities of the sublessee, or (b) any other formula such that any portion of the Rent would fail to qualify as "rents from real property" within the meaning of Section 856(d) of the Code, or any similar or successor provision thereto.

         19.3 Sublease Tenant Limitation. Anything contained in this Lease to the contrary notwithstanding, Lessee shall not sublease the Leased Property to any Person in which Glenborough Realty Trust Incorporated owns, directly or indirectly, a 10% or more interest, within the meaning of Section 856(d)(2)(B) of the Code, or any similar or successor provisions thereto.

         19.4 Lessee Ownership Limitation. Anything contained in this Lease to the contrary notwithstanding, neither Lessee or an Affiliate of the Lessee shall acquire, directly or indirectly, a 10% or more interest in Glenborough Realty Trust Incorporated, within the meaning of Section 856(d)(2)(B) of the Code, or any similar or successor provision thereto.

         19.5 Lessee Officer and Employee Limitation. Anything contained in this Lease to the contrary notwithstanding, except with the prior written approval of Glenborough Realty Trust Incorporated, none of the officers or employees of the Lessee (or any Person who furnishes or renders services to the tenants of the Leased Property, or manages or operates the Lease Property) shall be officers or employees to Glenborough Realty Trust Incorporated (or any Person who serves as an advisor of Glenborough Realty Trust Incorporated). In addition, if a Person serves as both (a) a director of the Lessee (or any Person who furnishes or renders services to the tenants of the Leased Property, or manages or operates the Leased Property) and (b) a director and officer (or employee) of Glenborough Realty Trust Incorporated (or any Person who serves as an advisor of Glenborough Realty Trust Incorporated) that Person shall not receive any compensation for serving as a director of the Lessee (or any Person who furnishes or renders services to the tenants of the Leased Property, or manages or operates the Leased Property).

         19.6 Payments to Affiliates of Lessee. During the term, Lessee shall not pay any fees to any Affiliate of Lessee in connection with the Facility.


                                   ARTICLE XX

         Holding Over. If Lessee for any reason remains in possession of the Leased Property after the expiration or earlier termination



                                   121 of 135
of the Term, such possession shall be as a tenant at sufferance during which time Lessee shall pay as rental each month two times the aggregate of (a) one-twelfth of the aggregate Base Rent and Percentage Rent payable with respect to the last Fiscal Year of the Term, (b) all Additional Charges accruing during the applicable month and (c) all other sums, if any, payable by Lessee under this Lease with respect to the Leased Property. During such period, Lessee shall be obligated to perform and observe all of the terms, covenants and conditions of this Lease, but shall have no rights hereunder other than the right, to the extent given by law to tenancies of sufferance, to continue its occupancy and use of the Leased Property. Nothing contained herein shall constitute the consent, express or implied, of Lessor to the holding over of Lessee after the expiration or earlier termination of this Lease.


                                   ARTICLE XXI

         Risk of Loss. During the Term, the risk of loss or of decrease in the enjoyment and beneficial use of the Leased Property in consequence of the damage or destruction thereof by fire, the elements, casualties, theft, riots, wars or otherwise, or in consequence of foreclosure, attachments, levies or executions (other than those caused by Lessor and those claiming from, through to under Lessor) is assumed by Lessee, and, in the absence of gross negligence, willful misconduct or breach of this Lease by Lessor pursuant to Section 34.3, Lessor shall in no event be answerable or accountable therefor, nor shall any of the events mentioned in this Section entitle Lessee to any abatement of Rent except as specifically provided in this Lease.


                                  ARTICLE XXII

         22.1 Indemnification. Notwithstanding the existence of any insurance, and without regard to the policy limits of any such insurance or self-insurance, but subject to Section 16.4 and Article VIII, Lessee will protect, indemnify, hold harmless and defend Lessor from and against all liabilities, obligations, claims, damages, penalties, causes of action, costs and expenses (including, without limitation, reasonable attorneys' fees and expenses), to the extent permitted by law, imposed upon or incurred by or asserted against Lessor Indemnified Parties by reason of: (a) any accident, injury to or death of persons or loss of or damage to property occurring on or about the Leased Property or adjoining sidewalks, including without limitation any claims under liquor liability, "dram shop" or similar laws, (b) any past, present or future use, misuse, non-use, condition, management, maintenance or repair by Lessee or any of its agents, employees or invitees of the Leased Property or Lessee's Personal Property or any litigation, proceeding or claim by governmental entities or other third parties to which a Lessor Indemnified Party is made a



                                   122 of 135
party or participant related to such use, misuse, non-use, condition, management, maintenance, or repair thereof by Lessee or any of its agents employees or invitees, including any failure of Lessee or any of its agents, employees or invitees to perform any obligations under this Lease or imposed by applicable law (other than arising out of Condemnation proceedings), (c) any Impositions that are the obligations of Lessee pursuant to the applicable provisions of this Lese, (d) any failure on the part of Lessee to perform or comply with any of the terms of this Lease, and (e) the non-performance of any of the terms and provisions of any and all existing and future subleases of the Leased Property to be performed by the landlord thereunder.

         Lessor shall indemnify, save harmless and defend Lessee Indemnified Parties from and against all liabilities, obligations, claims, damages, penalties, causes of action, costs and expenses imposed upon or incurred by or asserted against Lessee Indemnified Parties as a result of (a) the gross negligence or willful misconduct of Lessor arising in connection with this Lease or (b) any failure on the pat of Lessor to perform or comply with any of the terms of this Lease.

         Any amounts that become payable by an Indemnifying Party under this Section shall be paid within ten days after liability therefor on the pat of the Indemnifying Party is determined by litigation or otherwise, and if not timely paid, shall bear a late charge (to the extent permitted by law) at the Overdue Rate from the date of such determination to the date of Payment. An Indemnifying Party, at its expenses, shall contest, resist and defend any such claim, action or proceeding asserted or instituted against the Indemnified Party. The Indemnified Party, at its expense, shall be entitled to participate in any such claim, action, or proceeding, and the Indemnifying Party may not compromise or otherwise dispose of the same without the consent of the Indemnified Party, which may not be unreasonably withheld. Nothing herein shall be construed as indemnifying a Lessor Indemnified Party against its own grossly negligent acts or omissions or wilful misconduct.

         Lessee's or Lessor's liability for a breach of the provisions of this Article shall survive any termination of this Lease.

                                  ARTICLE XXIII

         23.1 Subletting and Assignment. Subject to the provision of Article XIX and Section 23.2 and any other express conditions or limitation set forth herein, Lessee may, but only with the consent of Lessor, (a) assign this Lease or sublet all or any part of the Leased Property to an Affiliate of Lessee, or
(b) sublet any retail or restaurant portion of the Leased Improvements in the normal course of the Primary Intended Use; provided that any subletting shall not individually as to any one such subletting, or in the aggregate, materially diminish the actual or potential Percentage



                                   123 of 135

Rent payable under this Lease. In the case of subletting, the sublessee shall comply with the provisions of Section 23.2, and in the case of an assignment, the assignee shall assume in writing and agree to keep and perform all of the terms of this Lease on the part of Lessee to be kept and performed and shall be, and become, jointly and severally liable with Lessee for the performance thereof. Notwithstanding the above, Lessee may assign the Lease to an Affiliate without the consent of Lessor; provided that any such assignee assumes in writing and agrees to keep and perform all of the terms of the Lease on the part of Lessee to be kept and performed and shall be and become jointly and severally liable with Lessee for the performance thereof. In case of either an assignment or subletting made during the Term, Lessee shall remain primarily liable, as principal rather than as surety, for the prompt payment of the Rent and for the performance and observance of all of the covenants and conditions to be performed by Lessee hereunder. An original counterpart of each such sublease and assignment and assumption, duly executed by Lessee and such sublessee or assignee, as the case may be, in form and substance satisfactory to Lessor, shall be delivered promptly to Lessor.

         23.2 Attornment.  Lessee shall insert in each sublease  permitted under
Section 23.1 provisions to the effect that (a) such sublease is subject and subordinate to all of the terms and provisions of this Lease and to the rights of Lessor hereunder,, (b) if this Lease terminates before the expiration of such sublease, the sublessee thereunder will, at Lessor's option, attorn to Lessor and waive any right the sublessee may have to terminate the sublease or to surrender possession thereunder as a result of the termination of this Lease, and (c) if the sublessee receives a written Notice from Lessor or Lessor's assignees, if any, stating that an uncured Event of Default exists under this Lease, the sublessee shall thereafter be obligated to pay all rentals accruing under said sublease directly to the party giving such Notice, or as such party may direct. All rentals received from the sublessee by Lessor or Lessor's assignees, if any, as the case may be, shall be credited against the amounts owing by Lessee under this Lease.


                                  ARTICLE XXIV

                  Officer's Certificates; Financial Statements;
                  Lessor's Estoppel Certificates and Covenants.

         (a) At any time and from time to time upon not less than 20 days Notice by Lessor, Lessee will furnish to Lessor an Officer's Certificate certifying that this Lease is unmodified and in full force and effect (or that this Lease is in full force and effect as modified and setting forth the modifications), the date to which the Rent has been paid, whether to the knowledge of Lessee any existing default or Event of Default exists thereunder by Lessor or Lessee, and such other information as may be reasonably requested



                                   124 of 135
by Lessor. Any such certificate furnished pursuant to this Section may be relied upon by Lessor, any lender and any prospective purchaser of the Leased Property.

                  (b)      Lessee will furnish the following statements to
Lessor:

                                    (1)   with   reasonable   promptness,   such
                           information respecting the financial condition and affairs of Lessee including audited financial statements prepared by the sums certified independent accounting firm that prepares the returns for Lessor or such other accounting firm as may be approved by Lessor, as Lessor may reasonably request from time to time; and

                                    (2) the most recent Consolidated  Financials
                           of Lessee within 45 days after each quarter of any Fiscal Year (or, in the case of the final quarter in any Fiscal Year, the most recent audited Consolidated Financials of Lessee within 90 days); and

                                    (3) on or about the 15th day of each  month,
                           a detailed profit and loss statement for the Leased Property for the preceding month, a balance sheet for the Leased Property as of the end of the preceding month, and a detailed accounting of revenues for the Leased Property for the preceding month, each in form acceptable to Lessor.

                  (c) At any time and from time to time upon not less than 20 days notice by Lessee, Lessor will furnish to Lessee or to any person designated by Lessee an estoppel certificate certifying that this Lease is unmodified and in full force and effect (or that this Lease is in full force and effect as modified and setting forth the modifications), the date to which Rent has been paid, whether to the knowledge of Lessor there is any existing default or Event of Default on Lessee's part hereunder, and such other information as may be reasonably requested by Lessee.

                  (d) Lessee covenants that during the Term it will maintain a ratio of recourse debt-to-Consolidated Net Worth of 50% or less, exclusive of capitalized leases.


                                   ARTICLE XXV

         Lessor's Right to Inspect. Lessee shall permit Lessor and its authorized representatives as frequently as reasonably requested by Lessor to inspect the Leased Property and Lessee's accounts and records pertaining thereto and make copies thereof, during usual



                                   125 of 135
business hours upon reasonable advance notice, subject only to any business confidentiality requirements reasonably requested by Lessee.

                                  ARTICLE XXVI

         No Waiver. No failure by Lessor or Lessee to insist upon the strict performance of any term hereof or to exercise any right, power or remedy consequent upon a breach thereof, and no acceptance of full or partial payment of Rent during the continuance of any such breach, shall constitute a waiver of any such breach or of any such term. To the extent permitted by law, no waiver of any breach shall affect or alter this Lease, which shall continue in full force and effect with respect to any other then existing or subsequent breach.

                                  ARTICLE XXVII

         Remedies Cumulative. To the extent permitted by law, each legal, equitable or contractual right, power and remedy of Lessor or Lessee now or hereafter provided either in this Lease or by statute or otherwise shall be cumulative and concurrent and shall be in addition to every other right, power and remedy and the exercise or beginning of the exercise by Lessor or Lessee of any one or more of such rights, powers and remedies shall not preclude the simultaneous or subsequent exercise by Lessor or Lessee of any or all of such other rights, powers and remedies.


                                 ARTICLE XXVIII

         Acceptance of Surrender. No surrender to Lessor of this Lease or of the Leased Property or any part thereof, or of any interest therein, shall be valid or effective unless agreed to and accepted in writing by Lessor and no act by Lessor or any representative or agent of Lessor, other than such a written acceptance by Lessor, shall constitute an acceptance of any such surrender.


                                  ARTICLE XXIX

         No Merger of Title. There shall be no merger of this Lease or of the leasehold estate created hereby by reason of the fact that the same person or entity may acquire, own or hold directly or indirectly (a) this Lease or the leasehold estate created hereby or any interest in this Lease or such leasehold estate and (b) the fee estate in the Leased Property.


                                  ARTICLE XXX

         Conveyance by Lessor.  If Lessor or any successor owner of the



                                   126 of 135

Leased Property conveys the Lease Property in accordance with the terms hereof other than as security for a debt, and the grantee or transferee of the Lease Property expressly assumes all obligations of Lessor hereunder arising or accruing from and after the date of such conveyance or transfer, Lessor or such successor owner, as the case may be, shall thereupon be released from all future liabilities and obligations of Lessor under this Lease arising or accruing from and after the date of such conveyance or other transfer as to the Leased Property and all such future liabilities and obligations shall thereupon be binding upon the new owner.


                                  ARTICLE XXXI

         Quiet Enjoyment. So long as Lessee pays all Rent as the same becomes due and complies with all of the terms of this Lease and performs its obligations hereunder, in each case within the applicable grace periods, if any, Lessee shall peaceably and quietly have, hold and enjoy the Lease Property for the Term hereof, free of any claim or other action by Lessor or anyone claiming by, through or under Lessor, but subject to all liens and encumbrances subject to which the Leased Property was conveyed to Lessor hereafter consented to by Lessee or provided for herein. Notwithstanding the foregoing, Lessee shall have the right by separate and independent action to pursue any claim it may have against Lessor as a result of breach by Lessor of the covenant of quiet enjoyment contained in this Section.


                                  ARTICLE XXXII

         Notices. All notices, demands, requests, consents approvals and other communications ("Notice" or "Notices") hereunder shall be in writing and personally served or mailed (by registered or certified mail, return receipt requested and postage prepaid), addressed to Lessor in care of Glenborough Realty Trust Incorporated, at its principal office, Attention: President, and addressed to Lessee as set forth in this Lease, or to such other address or addresses as either party may hereafter designate. Personally delivered Notice shall be effective upon receipt, and Notice given by mail shall be complete at the time of deposit in the U.S. Mail system, but any prescribed period of Notice and any right or duty to do any act or make any responses within any prescribed period or on a date certain after the service of such Notice given by mail shall be extended five days.


                                 ARTICLE XXXIII

         Appraisers. If it becomes necessary to determine the Fair Market Value or Fair Market Rent of the Leased Property for any purpose of this Lease, the party required or permitted to give



                                   127 of 135

Notice of such required determination shall include in the Notice the name of a person selected to act as appraiser on its behalf. Within 10 days after Notice, Lessor (or Lessee, as the case may be) shall by Notice to Lessee (or Lessor, as the case may be) appoint a second person as appraiser on its behalf. The appraisers thus appointed, each of whom must be a member of the American Institute of Real Estate Appraisers (or any successor organization thereto) with at least five years experience in the State appraising property similar to the Leased Property, shall, within 45 days after the date of the Notice appointing the first appraiser, proceed to appraise the Leased Property to determine the Fair Market Value or Fair Market Rent thereof as of the relevant date (giving effect to the impact, if any, of inflation from the date of their decision to relevant date); provided, however, that if only one appraiser shall have been so appointed, then the determination of such appraiser shall be final and binding upon the parties. To the extent consistent with sound appraisal practice as then existing at the time of any such appraisal such appraisal shall be made on a basis consistent with the basis on which the Leased Property was appraised for purposes of determining its Fair Market Value at the time the Leased Property was acquired by Lessor. If two appraisers are appointed and if the difference between the amounts so determined does not exceed 5% of the lesser of such amounts, then the Fair Market Value or Fair Market Rent shall be an amount equal to 50% of the sum of the amounts so determined. If the difference between the amounts so determined exceeds 5% of the lesser of such amounts, then such two appraiser shall have 20 days to appoint a third appraiser. If no such appraiser shall have been appointed within such 20 days or within 90 days of the original request for determination of Fair Market Value or Fair Market Rent, whichever is earlier, either Lessor or Lessee may apply to any court having jurisdiction to have such appointment made by such court. Any appraiser appointed by the original appraisers or by such court shall be instructed to determine the Fair Market Value or Fair Market Rent within 45 days after appointment of such appraiser. The determination of the appraiser which differs most in the terms of dollar amount from the determinations of the other two appraisers shall be excluded, and 50% of the sum of the remaining two determinations shall be final and binding upon Lessor and Lessee as the Fair Market Value or Fair Market Rent of the Leased Property, as the case may be. This provision for determining by appraisal shall be specifically enforceable to the extent such remedy is available under applicable law, and any determination hereunder shall be final and binding upon the parties except as otherwise provided by applicable law. Lessor and Lessee shall each pay the fees and expenses of the appraiser appointed by it and each shall pay one-half of the fees and expenses of the third appraiser and one-half of all other costs and expenses incurred in connection with each appraisal.




                                   128 of 135

                                  ARTICLE XXXIV

         34.1 Lessor May Grant Liens. Without the consent of Lessee, Lessor may, subject to the terms and conditions set forth below in this Section 34.1, from time to time, directly or indirectly, create or otherwise cause to exist any lien, encumbrance or title retention agreement ("Encumbrance") upon the Leased Property, or any portion thereof or interest therein, whether to secure any borrowing or other means of financing or refinancing. Any such Encumbrance shall
(a) contain the right to prepay (whether or not subject to a prepayment penalty); (b) provide that it is subject to the rights of Lessee under this Lease, (c) contain the Agreement by the holer of the Encumbrance that it will
(1) give Lessee the same notice, if any, given to Lessor of any default or acceleration of any obligation underlying any such Encumbrance or any sale in foreclosure under Encumbrance, (2) permit Lessee to cure any such default on Lessor's behalf within any applicable cure period, and Lessee shall be reimbursed by Lessor for any and all costs incurred in effecting such cure, including without limitation out-of-pocket costs incurred to affect any such cure (including reasonable attorneys' fees) and (3) permit Lessee to appear by its representative and to bid at any sale in foreclosure made with respect to any such encumbrance. Upon the request of Lessor, Lessee shall subordinate this Lease to the lien of a new mortgage on the Leased Property, on the condition that the proposed mortgagee executes a non-disturbance agreement recognizing this Lease, and agreeing, for itself and its successors and assigns, to comply with the provisions of this Article XXXIV.

         34.2 Lessee's Right to Cure. Subject to the provisions of Section 34.3, if Lessor breaches any covenant to be performed by it under this Lease, Lessee, after Notice to and demand upon Lessor, without waiving or releasing any obligation hereunder, and in addition to all other remedies available to Lessee, may (but shall be under no obligation at any time thereafter to) make such payment or perform such act for the account and at the expense of Lessor. All sums so paid by Lessee and all costs and expenses (including, without limitation, reasonable attorneys' fees) so incurred, together with interest thereon at the Overdue Rate from the date on which such sums or expenses are paid or incurred by Lessee, be paid by Lessor to Lessee on demand or, following entry of a final, nonappealable judgment against Lessor for such sums, may be offset by Lessee against the Base Rent payments next accruing or coming due. The rights of Lessee hereunder to cure and to secure payment from Lessor in accordance with this Section 34.2 shall survive the termination of this Lease with respect to the Leased Property.

         34.3 Breach by Lessor. It shall be a breach of this Lease if Lessor fails to observe or perform any term, covenant or condition of this Lease on its part to be performed and such failure continues for a period of 30 days after Notice thereof from Lessee, unless such failure cannot with due diligence be cured within a



                                   129 of 135
period of 30 days, in which case such failure shall not be deemed to continue if Lessor, within such 30 day period, proceeds promptly and with due diligence to cure the failure and diligently completes the curing thereof. The time within which Lessor shall be obligated to cure and such failure also shall be subject to extension of time due to the occurrence of any Unavoidable Delay. If Lessor fails to cure any such breach within the grace period described above and the amount of damage, as determined by entry of a final nonappealable judgment as provided in Section 34.2 above, exceeds the Base Rent payable for the balance of the Term, and the amount of such judgment is not paid within 60 days of the date as of which it becomes final, Lessee, without waiving or releasing any obligations hereunder, and in addition to all other remedies available to Lessee at law or in equity, may purchase the Leased Property from Lessor for a purchase price equal to the then Fair Market Value. If Lessee elects to purchase the Leased Property it shall deliver a Notice thereof to Lessor specifying a settlement date to occur not less than 90 days subsequent to the date of such Notice in which it shall purchase the Leased Property, and the same shall be thereupon conveyed in accordance with the provisions of Article XVIII.


                                  ARTICLE XXXV

         35.1 Miscellaneous. Anything contained in this Lease to the contrary notwithstanding, all claims against, and liabilities of, Lessee or Lessor arising prior to any date of termination of this Lease shall survive such termination. If any term or provision of this Lease or any application thereof is invalid or unenforceable, the remainder of this Lease and any other application of such term or provisions shall not be affected thereby. If any late charges or any interest rate provided for in any provision of this Lease are based upon a rate in excess of the maximum rate permitted by applicable law, the parties agree that such charges shall be fixed at the maximum permissible rate. Neither this Lease or any provision hereof may be changed, waived, discharged or terminated except by a written instrument in recordable form signed by Lessor and Lessee. All the terms and provisions of this Lease shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. The headings in this Lease are for convenience of reference only and shall not limit or otherwise affect the meaning hereof. This Lease shall be governed by and construed in accordance with the laws of the State, but not including its conflict of laws rules.

         35.2 Transfer of Licenses. Upon the expiration or earlier termination of the Term, Lessee shall use its best efforts (i) to transfer to Lessor or Lessor's nominee all licenses, operating permits and other governmental authorizations and all contracts, including contracts with governmental or quasi-governmental entities, that may be necessary for the operation of the Facility



                                   130 of 135

(collectively, "Licenses"), or (ii) if such transfer is prohibited by law or Lessor otherwise elects, to cooperate with Lessor or Lessor's nominee in connection with the processing by Lessor or Lessor's nominee of any applications for, all Licenses; provided, in either case, that the costs and expenses of any such transfer or the processing of any such application shall be paid by Lessor or Lessor's nominee.

         35.3 Waiver of Presentment, etc.. Lessee waives all presentments, demands for payment and for performance, notices of nonperformance, protests, notices of protest, notices of dishonor, and notices of acceptance and waives all notices of the existence, creation, or incurring of new or additional obligations, except as expressly granted herein.


                                  ARTICLE XXXVI

         Lessor's Option to Purchase Assets of Lessee. Effective on not less than 90 days prior Notice given at any time within 180 days before the expiration of the Term, but not later than 90 days prior to such expiration, or upon such shorter Notice period as shall be appropriate if this Lease is terminated prior to its expiration date, Lessor shall have the option to purchase all (but not less than all) of the assets of Lessee, tangible and intangible, relating to the Leased Property (other than this Lease), at the expiration or termination of this Lease for an amount (payable in cash on the expiration date of this Lease) equal to the fair market value thereof as appraised in conformity with Article XXXIII, except that the appraisers need not be members of the American Institute of Real Estate Appraisers, but rather shall be appraisers having at least ten years experience in valuing similar assets. Notwithstanding any such purchase, Lessor shall obtain no rights to any trade name or logo used in connection with the Franchise unless separate agreement as to such use is reached with the applicable franchisor.


                                 ARTICLE XXXVII

         Lessor's Option to Terminate Lease. In the event Lessor enters into a bona fide contract to sell the Leased Property to a non-Affiliate, Lessor may terminate the Lease by giving not less than 30 days prior Notice to Lessee of Lessor's election to terminate the Lease effective upon the closing under such contract. Effective upon such closing, this Lease shall terminate and be of no further fore and effect except as to any obligations of the parties existing as of such date that survive termination of this Lease. As compensation for the early termination of its Leasehold estate under this Article XXXVII, Lessor shall within 90 days of such closing either (a) pay to Lessee the fair market value of Lessee's leasehold estate hereunder as of the closing of the sale




                                   131 of 135
of the Leased Property or (b) offer to lease to Lessee one or more substitute hotel facilities pursuant to one or more leases that would create for the Lessee leasehold estates that have an aggregate fair market value of no less then the fair market value of the original leasehold estate, both such values as determined as of the closing of the sale of the Leased Property. The fair market value of Lessee's leasehold estate shall exclude any unexercised option to extend the term, whether or not the option is then exercisable. If Lessor elects and complies with the option described in (b) above, regardless of whether Lessee entered into the lease(s) described therein, Lessor shall have no further obligations to Lessee with respect to compensation for the early termination of this Lease. In the event Lessor and Lessee are unable to agree upon the fair market value of an original or replacement leasehold estate, it shall be determined by appraisal using the appraisal procedure set forth in Article XXXIII.

         For this purpose of this Section, fair market value of the leasehold estate means, as applicable, an amount equal to the price that a willing buyer not compelled to buy would pay a willing seller not compelled to sell for Lessee's leasehold estate under this Lease or an offered replacement leasehold estate.


                                 ARTICLE XXXVIII

         Compliance with Franchise Agreement. To the extent any of the provisions of the Franchise Agreement impose a greater obligation on Lessee than the corresponding provisions of the Lease, then Lessee shall be obligated to comply with the provisions of the Franchise Agreement, it being the intent of the parties hereto that Lessee comply in every respect with the provisions of the Franchise Agreement so as to avoid any default thereunder.


                                  ARTICLE XXXIX

         Furniture Fixture and Equipment Allowance. Lessor shall be obligated to pay Lessee for each quarter in any Fiscal Year during the Term, an amount equal to the quarterly FF&E Allowance set forth on Exhibit B hereto. For the first and last quarter of the term, the FF&E Allowance shall be prorated as to any partial quarter. The FF&E Allowance shall be adjusted annually as of the first day of each Fiscal Year, commencing January 1, 1997, for any increase, but not because of any decrease, in the CPI, from the beginning of the previous Fiscal Year. Upon written request by Lessee to Lessor stating the specific use to be made and the reasonable approval thereof by Lessor, such funds shall be made available by Lessor for use by Lessee for replacement or refurbishing of furniture, fixtures and equipment that constitute Leased Property in connection with the Primary Intended Use; provided, however, that no amounts made available under this Article shall be used to



                                   132 of 135
purchase property (other than "real property" within the meaning of Treasury Regulations Section 1.856-3(d)), to the extent that doing so would cause the Lessor to recognize income other than "rents from real property" as defined in
Section 856(d) of the Code. Lessor's obligation shall be cumulative, but not compounded, and any amounts that have accrued hereunder shall be payable in future periods for such uses and in accordance with the procedure set forth herein. Lessee shall have no interest in any accrued obligation of Lessor hereunder after the termination of this Lease.

                                   ARTICLE XL

         Subordination. This Lease and the rights and interests of the parties hereunder shall be and become subject and subordinate to the lien of any mortgage, deed of trust or other encumbrance (together with any interest thereon, advances made thereunder and any conditions, renewals, extensions or replacements thereof), now or hereafter placed, charged or enforced against the Leased Property are a part, or any portion or portions thereof. It is the intention of the parties that this provision shall be self- executing and no further instrument shall be required to effect such subordination. Lessee agrees to execute any and all documents and other agreements requested by any lender which may be requested to evidence the foregoing.

         IN WITNESS WHEREOF, the parties have executed this Lease by their duly authorized officers as of the date first above written.

                             "LESSOR"

                             GLENBOROUGH PROPERTIES, L.P., a
                             California limited partnership.
                             By:  Glenborough Realty Trust Incorporated
                             Its:  General Partner



                             By: ____________________________
                             Title:  ________________________

                             "LESSEE"

                             GLENBOROUGH HOTEL GROUP



                             By: ____________________________
                             Title: _________________________





                                   133 of 135

                                    EXHIBIT A


                   The Land, as Defined in Section 1.1 of the
                    Attached Lease Agreement is described as
                                    follows:




         That certain real property commonly known as Country Suites by Carlson (formerly Shoney's Inn), 8600 Jones Matlsberger Road, San Antonio, Texas 78232, which is more particularly described as follows:


         Lot 21, Block 1, New City Block 8673, Crownhill Acres Subdivision, an addition to the City of San Antonio, Bexar County, Texas according to the map or plat thereof, recorded in, Volume 9527, Page 180, Deed and Plat Records of Bexar County, Texas.









                                   134 of 135

                                    EXHIBIT B


         The rent payment for the Leased Property equals the sum of (i) the greater of the Base Rent or the Percentage Rent from Room Revenues plus
         (ii) the Percentage Rent from Other Revenues.

         Calculation of Base Rent and Percentage Rent from Room
         Revenues:

                  The annual Base Rent will be $312,000 vs. Percentage Rent equal to 33% of the first $1,200,000 in Room Revenues plus 40% of the Room Revenues over $1,200,000.

         The quarterly FF&E Allowance is $10,500, effective August 1. 1997. Pursuant to Article XXXIX, this amount will be adjusted for increases in the CPI for the calendar year 1996, so that when it goes into effect, this amount will have been adjusted for any increase in the CPI during the entire calendar year 1996.

         THE THRESHOLD FOR THE CALCULATION OF PERCENTAGE RENT FROM ROOM REVENUES HAS BEEN ADJUSTED FOR INCREASES IN THE CPI FOR THE CALENDAR YEAR 1995. THE FIRST ADJUSTMENT WILL BE MADE RETROACTIVE TO JANUARY 1, 1997, WHEN THE CPI IS AVAILABLE THROUGH DECEMBER, 1996. AS OF JANUARY 1, 1997, THE THRESHOLD WILL BE ADJUSTED FOR ANY INCREASE IN THE CPI DURING THE ENTIRE CALENDAR YEAR 1996, AND NOT JUST FROM THE COMMENCEMENT OF THE LEASE.



                                   135 of 135