Form 10-Q/A
period 1996-09-30
GLENBOROUGH REALTY TRUST INC
filed 1997-01-21
CIK 929454

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

                                                       GRTI Predecessor Entities Combined
                                                                                          Receivable
                                                                           Additional        from         Retained
                                   General       Limited       Common       Paid-in         Stock-        Earnings
                                   Partner      Partners       Stock        Capital         holder       (Deficit)      Total
                                 -------------------------------------------------------------------------------------------------

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
                                 ========================== ======================================================================

                                                                 Glenborough Realty Trust Incorporated

                                                    Common Stock          Additional      Deferred       Retained
                                                               Par         Paid-in         Compen-       Earnings
                                                 Shares        Value         Capital        sation       (Deficit)       Total
                                              ------------- ------------- -------------- -------------- ------------- ------------

Balance, December 31, 1995                           5,754 $          6 $       55,622 $         ---   $       ---  $    55,628

Issuance of stock to
     directors and officers                             35          ---            525          (446)          ---           79

Dividends                                              ---          ---            ---           ---        (3,463)      (3,463)

Net loss                                               ---          ---            ---           ---        (3,409)      (3,409)
                                              -----------------------------------------------------------------------------------

Balance, September 30, 1996                          5,789 $          6 $       56,147 $        (446)  $    (6,872) $    48,835
                                              ===================================================================================

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

           See accompanying notes to consolidated financial statements


                                    8 of 135

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRTI PREDECESSOR ENTITIES
         CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - continued
              For the nine months ended September 30, 1996 and 1995
                    (in thousands, except per share amounts)
                                   (Unaudited)

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

Note 3.           INVESTMENTS IN ASSOCIATED COMPANIES AND GLENBOROUGH
                  PARTNERS

The Company's investments in the Associated Companies are accounted for on the equity method as the Company has significant ownership interests through its 100% preferred stock ownership but does not own any voting interests. The Company records earnings on its investments in the Associated Companies equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based on cash flow allocation percentages. Dividends

                                   11 of 135

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRTI PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

received from the Associated Companies are recorded as a reduction of the Company's investments. The Company's investment in Glenborough Partners ("GP") is accounted for on the cost method as the Company holds only a 3.9% limited partnership interest.

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

On October 17, 1996, the Company's Operating Partnership acquired a portfolio of twelve properties (the "TRP Properties") located in six states. Included are six industrial, three office, one retail and two multifamily properties comprising 1,250,000 square feet. The total purchase price was $41,300,000, which comprised


                                   14 of 135

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRTI PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

the cash payoff of $23,001,000 of mortgage debt, the assumption of $16,300,000 of mortgage debt, issuance of 52,386 Operating Partnership Units which are redeemable for, at the Company's option, cash or stock based on a per Unit value equal to the market value of the Company's common stock, and issuance of 85,448 shares of the Company's common stock. The acquisition was financed in part with proceeds from the October 1996 Offering. This transaction was structured as a contribution of the twelve properties and the mortgage debt on such properties by Trust Realty Partners ("TRP") to the Operating Partnership in exchange for the above noted Operating Partnership units and Company common stock. In addition, Trust Realty Advisors ("TRA"), the then manager of the TRP Properties, transferred to the Company all of TRA's rights, title and interest in and to the Management Agreement and the Leasing Agreement for the TRP Properties in exchange for 96,552 shares of the Company's common stock.

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



                                   15 of 135

                             GLENBOROUGH HOTEL GROUP
                           CONSOLIDATED BALANCE SHEET
                            As of September 30, 1996
                      (in thousands, except share amounts)
                                   (Unaudited)



ASSETS
Rental property and equipment, net of
  accumulated depreciation of $106                          $       175
Investments in management contracts, net                            449
Cash and cash equivalents                                           449
Investment in Atlantic Pacific Assurance
  Company Limited                                                   755
Other assets                                                        522
                                                            ------------
         TOTAL ASSETS                                       $     2,350
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage loan                                             $        67
  Accrued lease expense                                             223
  Other liabilities                                                 427
                                                            ------------

         Total liabilities                                          717
                                                            ------------

Stockholders' Equity:
Common stock, 1,000 shares                                          20
Non-Voting preferred stock, 50 shares                              ---
Additional paid-in capital                                       1,568
Retained earnings                                                   45
                                                            ------------

         Total stockholders' equity                              1,633
                                                            ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     2,350
                                                            ============

           See accompanying notes to consolidated financial statements


                                   16 of 135


                             GLENBOROUGH HOTEL GROUP
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)
                                   (Unaudited)


                                                          Three Months                Nine Months
                                                              Ended                      Ended
                                                       September 30, 1996          September 30, 1996
                                                       ------------------          ------------------
REVENUE
    Room revenue                                          $    1,948                 $      5,532
    Fees and reimbursement                                       280                        1,463
    Other                                                        206                          445
                                                         -------------                -------------

         Total revenue                                         2,434                        7,440
                                                         -------------                -------------

EXPENSES
    Leased Hotel Properties:
      Room expenses                                              476                        1,468
      Lease payments to an affiliate                             575                        1,843
      Sales and marketing to an affiliate                        190                          571
      Property general and administrative expenses               228                          597
      Other operating expenses                                   303                          751

    Managed Hotel Properties:
      Salaries and benefits                                      385                        1,222

Other Expenses:
    General and administrative                                   240                          706
    Depreciation and amortization                                 25                           74
    Interest expense                                               1                            4
                                                         -------------                -------------

         Total expenses                                        2,423                        7,236
                                                         -------------                -------------

Income from operations before provision
   for income taxes                                               11                          204

Provision for income taxes                                       ---                          (76)
                                                          -------------                -------------

Net income          `                                     $       11                 $        128
                                                          =============                =============

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



                                                                                         Addi-tional
                                           Preferred Stock            Common Stock                       Retained
                                                       Par                     Par         Paid-in       Earnings
                                         Shares       Value      Shares       Value        Capital      (Deficit)      Total
                                       -----------  ----------  ----------  -----------  ------------  ------------- -----------

Balance, December 31, 195                      50   $     ---       1,000   $       20   $     1,368   $       ---   $   1,388

Additional paid-in capital                    ---          ---         ---          ---           200           ---         200

Dividends                                     ---          ---         ---          ---           ---           (83)        (83)

Net income                                    ---          ---         ---          ---           ---           128         128
                                        -----------  ----------  ----------  -----------  ------------  ------------- -----------

Balance, September 30, 1996                    50   $     ---       1,000   $       20   $     1,568   $        45   $   1,633
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

                             GLENBOROUGH HOTEL GROUP
                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

                     Hotel Lease Rent Provision (continued)

                                                                   Rent Incurred
                                                             For the Nine months ended
                                Initial Annual Base Rent         September 30, 1996                 Annual Percentage
           Hotel                                                                                      Rent Formulas
----------------------------    -------------------------    ---------------------------    -----------------------------------

Tucson, AZ                                600,000                         936,000           40% of  the  first  $1,350,000  of
                                                                                            room  revenue  plus  46%  of  room
                                                                                            revenue  above  $1,350,000  and 5%
                                                                                            of other revenue

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
                          ==================    ===================

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed the Consolidation in which GC and eight public limited partnerships (the "Partnerships") collectively, the "GRTI Predecessor Entities," merged with and into the Company. The Company (i) issued shares (the "Shares") of the $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with GC, with the Company being the surviving entity; (iii) acquired an interest in three Associated Companies that provide asset and property management


                                   24 of 135
services, as well as other services; and (iv) through the Operating Partnership, acquired interests in certain warehouse distribution facilities from GPA. A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner and in which the limited partner interests not held by the Company at September 30, 1996, are held by GPA and Robert Batinovich. The Company operates the assets acquired in the Consolidation and intends to invest in income-producing property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The Common Stock of the Company is listed on the New York Stock Exchange under the trading symbol "GLB."

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

On October 17, 1996, the Company's Operating Partnership acquired a portfolio of twelve properties (the "TRP Properties") located in six states. Included are six industrial, three office, one retail and two multifamily properties comprising 1,250,000 square feet. The total purchase price was $41,300,000, which comprised


                                   27 of 135
the cash payoff of $23,001,000 of mortgage debt, the assumption of $16,300,000 of mortgage debt, issuance of 52,386 Operating Partnership Units which are redeemable for, at the Company's option, cash or stock based on a per Unit value equal to the market value of the Company's common stock, and issuance of 85,448 shares of the Company's common stock. The acquisition was financed in part with proceeds from the October 1996 Offering. This transaction was structured as a contribution of the twelve properties and the mortgage debt on such properties by Trust Realty Partners ("TRP") to the Operating Partnership in exchange for the above noted Operating Partnership units and Company common stock. In addition, Trust Realty Advisors ("TRA"), the then manager of the TRP Properties, transferred to the Company all of TRA's rights, title and interest in and to the Management Agreement and the Leasing Agreement for the TRP Properties in exchange for 96,552 shares of the Company's common stock.

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

The following table sets forth the Company's calculation of FFO, based upon the new NAREIT definition, and FAD for the three months ended March 31, June 30, and September 30, 1996 (dollars in thousands):


                                                          March 31,          June 30,          September 30,
                                                             1996              1996                 1996
                                                         -------------     -------------      -------------

Net income before provisions for income taxes,
    minority interest and extraordinary items            $      1,354     $       1,714      $      1,258
Depreciation and amortization                                     897               862               935
Gain on sale of rental property                                   ---               321               ---
Adjustment to reflect FFO of Associated
    Companies (1)                                                 284               311(1)            251
                                                         -------------     -------------      -------------

FFO                                                      $      2,535      $      2,566       $      2,444
                                                         =============     =============      =============



                                   30 of 135


                                                          March 31,          June 30,          September 30,
                                                             1996              1996                 1996
                                                         -------------     -------------      -------------

FFO (from above)                                         $      2,535      $      2,566       $      2,444

Amortization of deferred financing fees                            36                36                 69
Principal receipts on mortgage loans                               14                 5                  3
Capital Reserve                                                  (185)             (106)               229
Capital expenditures                                              (54)             (133               (477)
Principal amortization reserve                                    (86)             (125)              (210)
                                                         -------------     -------------      -------------

FAD                                                      $      2,260      $      2,243       $      2,058
                                                         =============     =============      =============

FFO per share                                            $      0.40       $      0.41        $      0.39
                                                         =============     =============      =============

FAD per share                                            $      0.36       $      0.36        $      0.32
                                                         =============     =============      =============

Dividends per share                                      $      0.30       $      0.30        $      0.30
                                                         =============     =============      =============

Fully converted weighted average shares outstanding
                                                           6,296,042         6,303,542          6,342,206
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


                                   34 of 135

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

                                        GLENBOROUGH REALTY TRUST INCORPORATED



                                    By: Glenborough Realty Trust Incorporated,




      Date:  January 17, 1997          /s/ Andrew Batinovich
                                       ---------------------
                                       Andrew Batinovich
                                       Director, Executive Vice President,
                                       Chief Operating Officer
                                       and Chief Financial Officer
                                       (Principal Financial Officer)



      Date:  January 17, 1997          /s/ Terri Garnick
                                       -----------------
                                       Terri Garnick
                                       Senior Vice President,
                                       Chief Accounting Officer,
                                       Treasurer
                                       (Principal Accounting Officer)




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

         CPI: The Consumer Price Index of the Bureau of Labor Statistics of the United States Department of Labor for all Urban Consumers - U.S. City Average All Items. In the event the compilation and/or publication of the CPI shall be transferred to any other governmental department or bureau or agency or shall be otherwise changed or discontinued, then the index most nearly the same as the CPI shall be used to make such calculation. In the event that Sublessor and Sublessee cannot agree on such alternative index, then the matter shall be submitted for decision to the American Arbitration Association in Los Angeles, California, in accordance with the then rules of said association and the decision of the arbitrators shall be binding upon the parties. The cost of the Arbitration shall be paid equally by Lessor and Lessee.

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