Form 10-K405/A
period 1995-12-31
GLENBOROUGH REALTY TRUST INC
filed 1997-02-24
CIK 929454

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                   (Mark One)
             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14162
                      GLENBOROUGH REALTY TRUST INCORPORATED
             (Exact name of Registrant as specified in its charter)

               Maryland                                     94-3211970
    (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                     Identification No.)

               400 South El Camino Real,                       94402-1708
   Suite 1100 San Mateo, California - (415) 343-9300           (Zip Code)
(Address of principal executive offices and telephone number)

              Securities registered under Section 12(b)of the Act:

                                             Name of Exchange
       Title of each class:                 on which registered:
   Common Stock, $.001 par value           New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

As of March 28, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $62,741,426. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 28, 1996, 5,754,021 shares of Common Stock ($.001 par value) were outstanding.

                             DOCUMENTS INCORPORATED:

Part III: Portions of the Registrant's definitive proxy statement to be issued in conjunction with the Registrant's annual stockholder's meeting to be held on May 30, 1996.

                                Explanatory Note

        All items of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 are included herein; however, only the items set forth below are hereby amended, to the extent set forth herein, by this Form 10-K/A:

        Part I
        ------

        Item 1

        Part II
        -------

        Item 6
        Item 7
        Item 9

        Part III
        --------

        Item 11
        Item 14


                                TABLE OF CONTENTS



                                                         Page No.
                        PART I

Item  1  Business                                              3
Item  2  Properties                                            6
Item  3  Legal Proceedings                                    15
Item  4  Submission of Matters to a Vote of
     Security Holders                                         16

                        PART II

Item  5  Market for Registrant's Common Stock
                      and Related Stockholder Matters         17
Item  6  Selected Financial Data                              17
Item  7  Management's Discussion and Analysis
                   of Financial Condition and
                      Results of Operations                   21
Item  8  Financial Statements and Supplementary
          Data                                                24
Item  9  Changes in and Disagreements with
                  Accountants on Accounting and
                      Financial Disclosure                    24

                       PART III

Item 10  Directors and Executive Officers of
                      the Registrant                          25
Item 11  Executive Compensation                               25
Item 12  Security Ownership of Certain
                     Beneficial Owners and Management         25
Item 13  Certain Relationships and Related
                      Transactions                            25

                        PART IV

Item 14  Exhibits, Financial Statement
                     Schedules and Reports on Form 8-K        26

                                     PART I

ITEM 1.                BUSINESS

General Development and Description of Business

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing and acquisition of various types of income-producing properties. As of December 31, 1995 the Company owned and operated 36 income-producing properties (the "Properties," and each a "Property") and held two mortgage receivables. The Properties are comprised of 10 industrial Properties, 19 retail Properties, one residential Property, four hotel Properties and two office Properties, located in 19 states.

The Company was incorporated in the state of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation, a California corporation ("GC") and eight public limited partnerships (the "Partnerships") collectively, the "GRT Predecessor Entities", merged with and into the Company. The Company (i) issued shares (the "Shares") of the $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with GC, with the Company being the surviving entity; (iii) acquired an interest in three companies (the "Associated Companies") that provide asset and property management services, as well as other services; and (iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner, and in which the limited partner interests not held by the Company are held by GPA. The Company operates the assets acquired in the Consolidation and intends to invest in income property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The common stock of the Company (the "Common Stock") is listed on the New York Stock Exchange ("NYSE") under the trading symbol "GLB."

The Company's principal business objectives are to achieve a stable and increasing source of cash flow available for distribution to stockholders. By achieving these objectives, the Company will seek to raise stockholder value over time.


The Associated Companies

Glenborough Corporation ("GC", formerly known as Glenborough Realty Corporation). GC provides management services, including asset management, property management, and general partner services, to partnerships of which it is the general partner which were not included in the Consolidation.

The Company owns 100% of the 19,000 shares (representing 95% of total outstanding shares) of non-voting preferred stock of GC. Three individuals, including Sandra Boyle, an executive officer of the Company, own 33 1/3% each of the 1,000 shares, (representing 5% of total outstanding shares) of voting common stock of GRC. It is intended that the Company's interest in GC will comply with REIT qualification standards.

The Company, through its ownership of preferred stock of GC, is entitled to receive cumulative, preferred dividends of $0.80 per share, which must be paid before any dividends can be paid with respect to the common stock of GC. Once the cumulative preferred dividend requirement has been satisfied, any additional dividends are paid in equal amounts per share on both the preferred stock and the common stock, i.e., in aggregate, 95% to the preferred stock and 5% to the common stock. Through the preferred stock, the Company is also be entitled to receive a preferred liquidation value of $95.00 per share plus all cumulative and unpaid dividends. The preferred stock is subject to redemption at the option of GC after a "lock-out" period of ten years, for a redemption price of $95.00 per share.

This structure is intended to provide the Company with a significant portion of the economic benefits of the operations of GC. The financial results of GC are accounted for by utilizing the equity method.

Glenborough Inland Realty Corporation ("GIRC"). GIRC provides management services for certain partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation (the "Rancon Partnerships"). These services include asset management, development, Securities and Exchange Commission reporting, accounting, investor relations and property management services, and may in the future also include general partner services.

The Company owns 100% of the 19,000 shares (representing 95% of total outstanding shares) of non-voting preferred stock of GIRC. Three individuals, including Frank Austin, an executive officer of the Company, own 33 1/3% each of the 1,000 shares, (representing 5% of total outstanding shares) of voting common stock of GIRC. It is intended that the Company's interest in GIRC will comply with REIT qualification standards.

The Company, through its ownership of preferred stock, is entitled to receive cumulative, preferred dividends of $0.80 per share, which must be paid before any dividends can be paid with respect to the common stock. Once the cumulative preferred dividend requirement has been satisfied, any additional dividends are paid in equal amounts per share on both the preferred stock and the common stock, i.e., in aggregate, 95% to the preferred stock and 5% to the common stock. Through the preferred stock, the Company is also entitled to receive a preferred liquidation value of $55.00 per share plus all cumulative and unpaid dividends. The preferred stock is subject to redemption at the option of GIRC after a "lock-out" period of ten years, for a redemption price of $55.00 per share.

This structure is intended to provide the Company with a significant portion of the economic benefits of the operations of GIRC. The financial results of GIRC are accounted for by utilizing the equity method.

Glenborough Hotel Group ("GHG"). The Operating Partnership leases its hotel properties to GHG. The Operating Partnership holds a first mortgage on another hotel which is managed by GHG under a contract with its owner. Two other hotels, owned by a partnership whose general partner is GC, are also managed by GHG under a contract with the partnership.

The Company owns 100% of the 50 shares of non-voting preferred stock of GHG. Three individuals, including Terri Garnick, an executive officer of the Company, own 33 1/3% each of the 1,000 shares, of voting common stock of GHG. It is intended that the Company's interest in GHG will comply with REIT qualification standards.

The Company, through its ownership of preferred stock, is entitled to receive cumulative, preferred dividends of $600 per share, which must be paid before any dividends can be paid with respect to the common stock. Once the cumulative preferred dividend requirement has been satisfied, any additional dividends are paid in equal amounts per share on both the preferred stock and the common stock, i.e., in aggregate, 75% to the preferred stock and 25% to the common stock. Through the preferred stock, the Company is also entitled to receive a preferred liquidation value of $40,000 per share plus all cumulative and unpaid dividends. The preferred stock is subject to redemption at the option of GHG after a "lock-out" period of four years, for a redemption price of $40,000 per share.

This structure is intended to provide the Company with a significant portion of the economic benefits of the operations of GHG. The financial results of GHG will be accounted for by utilizing the equity method.

GHG owns approximately 80% of the common stock of Resort Group, Inc. ("RGI"). RGI manages homeowners associations and rental pools for two beachfront resort condominium hotel properties and owns six units at one of the Properties.

GHG also owns 94% of the outstanding common stock of Atlantic Pacific Holdings, Ltd., the sole owner of 100% of the common stock of Atlantic Pacific Assurance Company, Limited (APAC), a Bermuda corporation formed to underwrite certain insurable risks of certain of the Company's predecessor partnerships and related entities. APAC no longer underwrites any business and is expected to be liquidated in 1997. GHG accounts for its investment in APAC using the cost method due to its anticipated liquidation.

Employees

As of December 31, 1995, the Company and the Associated Companies had approximately 410 full-time employees.

Competition

The Company's Properties compete for tenants (or guests, in the case of hotels) with similar properties located in their markets. Management believes that characteristics influencing the competitiveness of a real estate project include the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new competing properties in the general area in which the Company competes for tenants (or guests, in the case of hotels).

Additional competitive factors with respect to commercial properties include the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and additional tenant improvements commensurate with local market conditions. Such competition may lead to rent concessions that could adversely affect the Company's cash flow. Although the Company believes its Properties are competitive with comparable properties as to those factors within the Company's control, continued over-building and other external factors could adversely affect the ability of the Company to attract and retain tenants. The marketability of the Properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates.

The Company also experiences competition when attempting to acquire equity interests in desirable real estate, including competition from domestic and foreign financial institutions, other REIT's, life insurance companies, pension funds, trust funds, partnerships and individual investors.

Working Capital

The Company's practice is to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies.

Other Factors

Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have any material effects upon the capital expenditures, earnings and competitive position of the Company.

The Properties have each been subject to Phase I Environmental Assessments ("Phase I Reports") and, where such an assessment was indicated by findings in a Phase I Report, Phase II Environmental Assessments ("Phase II Reports" and, collectively, the "Environmental Reports") have been conducted on certain Properties. These reports did not indicate any significant environmental issues.

In the event pre-existing environmental conditions not disclosed in the Environmental Reports and requiring remediation are discovered subsequently, the cost of remediation will be borne by the Company. Additionally, no assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability, (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to the Company or (iii) that the Company will not otherwise incur significant liabilities associated with costs of remediation relating to the Properties.

ITEM 2.               PROPERTIES

The Location and Type of the Company's Properties

The Company's Properties consist of 36 properties which are diversified by type (retail, industrial, office, apartment and hotel) and are located in four geographic regions and 19 states within the United States comprising numerous local markets. The following table sets forth, as of December 31, 1995, the location and type of Properties by rentable square feet and/or units along with average occupancy.

                        Sq. Ft.           Sq. Ft.         Sq. Ft.         Units         Units       # of
Region                  Retail          Industrial        Office          Apt.          Hotel      Props.
------                  ------          ----------        ------          ----          -----      ------
West                      73,500           198,457              --         104         277          6
Central                   16,000         1,116,570         106,076          --         222         16
Northeast                     --           274,000              --          --          --          1
South                    196,158                --              --          --          --         13
                         -------         ---------         -------         ---         ---         --

Total                    285,658         1,589,027         106,076         104         499         36
                         =======         =========         =======         ===         ===         ==

No. of Properties             19                10               2           1           4

Average Occupancy             95%               99%             97%         93%         73%


For the years ended December 31, 1995, 1994 and 1993, rental revenue from the two Properties leased to Navistar International represented approximately 10% of the historical combined total rental revenue of the GRT Predecessor Entities. A complete listing of Properties owned by the Company at December 31, 1995 is included as part of Schedule III in Item 14 below.

Upon Consolidation of the Company, the Company assumed a note payable on one property and pledged a significant portion of the remaining properties as security for its new notes payable, summarized as follows:

Loan secured by nine properties with a fixed interest rate
of 7.57% requiring monthly payments of principal and
interest of $149,000, based on a 25 year amortization with a
maturity date of January 1, 2006                                 $20,000,000

Lines of credit secured by nine properties with a variable
interest rate of LIBOR plus 2.365%, requiring monthly
interest only payments and having maturity dates of November
29, 1998 and December 29, 1998                                    10,000,000

Loan secured by one property with a fixed interest rate of
7.75%, requiring monthly payments of principal and interest
of $20,000 based on a 25 year amortization, with a maturity
date of January 1, 2006                                            2,650,000

Loan secured by one property with a fixed interest rate of
8%, requiring monthly payments of principal and interest of
$13,000 based on a 25 year amortization, with a maturity
date of September 1, 2005                                          1,035,000
                                                                 -----------
                                                                 $33,685,000

The Company's annual property tax expense is anticipated to be approximately $980,000, which is approximately 1.17% of the appraised value of its Properties.

Retail Properties

The retail portfolio consists of 19 Properties with a total of 285,658 square feet. As of December 31, 1995, the occupancy of the retail Properties was 95%. Three of the retail Properties, representing 198,908 square feet or 70% of the total retail space, are anchored community shopping centers. The anchor tenants are national or regional supermarkets and drug stores.

Ten of the retail Properties are leased to QuikTrip Corporation on long-term leases expiring in 2008, 2010 or 2014. QuikTrip is a regional convenience store operator with over 300 stores in six states. The leases require the tenant to pay for all Property costs and provide for periodic fixed increases of base rent. Under such leases, the tenant has one five-year option to renew at specified rental rates.

Six of the retail Properties are located in the Atlanta metropolitan area and are leased to tenants in the automotive care industry. The leases for the retail Properties (excluding the above described QuikTrip leases) generally include fixed or Consumer Price Index ("CPI")-based rent increases and some include provisions for the payment of additional rent based on a percentage of the tenants' gross sales that exceed specified amounts. Retail tenants also typically pay as additional rent their pro rata share of the Property operating costs including common area maintenance, property taxes, insurance and non-structural repairs. Some leases contain options to renew at market rates or specified rates.

The Company holds fee title to all of the retail Properties except one of the community centers ("Park Center"), which is owned by AFP Partners, one of the partnerships managed by GC. The Company holds a participating first mortgage interest in Park Center. In accordance with generally accepted accounting principles ("GAAP"), the Company is accounting for Park Center as though it holds fee title, as substantially all risks and rewards of ownership have been transferred to the Company as a result of the terms of the mortgage note.

The following table sets forth, for the periods specified, the aggregate average occupancy and average annual base rent per leased square foot for the retail properties.

                                RETAIL PROPERTIES
                          HISTORICAL RENT AND OCCUPANCY

                                                                       Average
                                                 Average              Effective                    Total
                         Total                  Occupancy             Base Rent                  Effective
                       Rentable                  for the             per Leased                 Annual Base
Year                 Area (Sq Ft)                Period               Sq Ft (1)               Rent ($000s)(2)
----                 ------------                ------               ---------               ---------------
1995                    285,658                   95%                    $10.80                    $2,927
1994                    285,722                    94                     10.76                     2,890
1993                    285,722                    90                     11.11                     2,858
1992                    285,722                    88                     11.12                     2,823
1991                    285,722                    91                     11.18                     2,906


 (1) Total effective annual base rent divided by average occupancy in square feet.

 (2) Total effective annual base rent including any free rent given for the period.

The following table sets forth the contractual lease expirations for leases for the retail Properties as of December 31, 1995.


                                RETAIL PROPERTIES
                                LEASE EXPIRATIONS

                                                                     Annual Base
                                             Rentable Square         Rent Under             Percentage of Total
                       Number of                 Footage              Expiring               Annual Base Rent
                        Leases                 Subject to              Leases                 Represented by
Year                   Expiring              Expiring Leases         ($000s)(1)             Expiring Leases (2)
----                   --------              ---------------         ----------             -------------------
1996                      15                     23,723                 $  280                   9.16%
1997                      13                     26,112                    275                   9.00
1998                      14                     26,153                    280                   9.16
1999                      13                     22,902                    275                   9.00
2000                      13                     31,777                    367                  12.00
2001                       3                     44,380                    264                   8.63
Thereafter                12                     94,856                  1,316                  43.05
                          --                    -------                 ------                 ------

Total                     83                    269,903(2)              $3,057(3)              100.00%
                          ==                    =======                 ======                 =======




(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2) This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).

(3) This figure incorporates contractual rent increases arising after 1995, and thus differs from "Total Annual Base Rent" in the preceding table which is based on 1995 rental amounts.

Industrial Properties

The Company owns ten industrial Properties aggregating 1,589,027 rentable square feet. Eight of the industrial Properties are designed for warehouse and distribution, ranging in size from 37,200 square feet to 474,426 square feet. Two of the industrial Properties are self-storage facilities with 311 units and 499 units. Four of the warehouse Properties are currently leased to multiple tenants and four are leased to single tenants. Three of the four single-tenant warehouse Properties, including the two largest facilities, are adaptable in design for multi-tenant use. As of December 31, 1995 the warehouse Properties were approximately 99% leased to 24 tenants and the self-storage facilities were approximately 92% leased.

The four single-tenant Properties all have nine years remaining on leases whose original terms were 20 years and include rent increases every three years based on all or a percentage of the change in the CPI. Under these leases, the tenants are required to pay for all of the Properties' operating costs, such as common area maintenance, property taxes, insurance and all repairs including structural repairs. All four of the single-tenant Properties are leased to Navistar International Transportation Corporation ("Navistar"), but two of the leases have been assumed by Case Equipment Corporation ("Case"). Navistar has options under its leases to purchase either or both of the Properties on March 1 of 1999 and 2002. The option price is equal to the lesser of: (i) the greater of the appraised value or a specified option floor price; or (ii) a price derived by applying a specified capitalization rate to a specified rental amount. The Case leases provide a purchase option exercisable by the tenant on March 1, 1999 and 2002 for an amount equal to the greater of the appraised value or a specified minimum price. Management does not believe, based on discussions with both tenants, that either tenant currently intends to exercise any purchase options at this time.

The remaining warehouse Properties have leases whose terms range from one to six years. Most of the leases are "triple net" leases, whereby the tenants are required to pay as additional rent their pro rata share of the Property's operating costs, common area maintenance, property taxes, insurance and non-structural repairs. Some of the leases are "industrial gross" leases, whereby the tenant pays as additional rent their pro rata share of common area maintenance and repair costs and their share of the increase in taxes and insurance over a specified base year cost. Many of these leases call for fixed or CPI-based rent increases.

The Company holds fee title to all of the industrial Properties except a 40,482 square foot warehouse facility in Seattle ("Sea Tac II"), which is owned by AFP Partners, one of the partnerships managed by GC. The Company holds a participating first mortgage interest in Sea Tac II. In accordance with GAAP, the Company is accounting for Sea Tac II as though it holds fee title as substantially all risks and rewards of ownership have been transferred to the Company as a result of the terms of the mortgage note.

The following table sets forth, for the periods specified, the aggregate average occupancy and average Annual Base Rent per leased square foot for the Industrial Properties.

                              INDUSTRIAL PROPERTIES
                          HISTORICAL RENT AND OCCUPANCY


                Total           Average         Average Effective      Total Effective
              Rentable         Occupancy         Base Rent per          Annual Base
Year        Area (Sq Ft)    for the Period      Leased Sq Ft (1)       Rent ($000s)(2)
----        ------------    --------------      ---------------        ---------------

1995        1,589,027            99%                $2.52              $3,985
1994        1,589,092            99                  2.48               3,887
1993        1,589,092            97                  2.37               3,648
1992        1,589,092            96                  2.31               3,518
1991        1,589,092            97                  2.35               3,617


 (1) Total effective annual base rent divided by average occupancy in square feet.

 (2) Total effective annual base rent including any free rent given for the period.

The following table sets forth the contractual lease expirations for leases for the industrial Properties as of December 31, 1995.


                              INDUSTRIAL PROPERTIES
                              LEASE EXPIRATIONS (1)

                                                                            Percentage of Total
                                      Rentable              Annual               Annual Base
Year              Number of       Square Footage          Base Rent          Rent Represented
of lease           Leases           Subject to         Under Expiring           by Expiring
Expiration        Expiring        Expiring Leases    Leases ($000s) (2)         Leases (3)
----------        --------        ---------------    ------------------         ----------
1996                 3               15,600             $   67                      1.94%
1997                 9               63,000                229                      6.62
1998                 5               99,800                340                      9.83
1999                 6               14,400                 87                      2.52
2000                 1                1,200                  7                       .20
Thereafter           6            1,297,827              2,729                     78.89
                    --            ---------             ------                    ------
Total               30            1,491,827(3)          $3,459(4)                 100.00%
                    ==            =========             ======                    ======


(1)   Excludes self-storage facilities.

(2) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(3) This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).

(4) This figure incorporates contractual rent increases arising after 1995, and thus differs from "Total Annual Base Rent" in the preceding table which is based on 1995 rents.

Office Properties

The Company owns two office Properties with total rentable square footage of 106,076. Both are suburban mid-rise buildings. The leases for the office Properties have terms ranging from one to six years. The office leases generally require the tenant to reimburse the Company for increases in building operating costs over a base amount. Many of the leases contain fixed or CPI-based rent increases. As of December 31, 1995, the office Properties were approximately 97% leased.

The following table sets forth, for the periods specified, the aggregate average occupancy and average Annual Base Rent per leased square foot.



                                OFFICE PROPERTIES
                          HISTORICAL RENT AND OCCUPANCY

                         Total                   Average          Average Effective           Total Effective
                       Rentable                 Occupancy           Base Rent per               Annual Base
Year                 Area (Sq Ft)            for the Period       Leased Sq Ft (1)           Rent ($000s) (2)
----                 ------------            --------------       -------------              -------------
1995                     106,076                     97%                $11.91                    $ 1,228
1994                     105,770                     88                  11.44                      1,065
1993                     104,666                     80                  12.04                      1,008
1992                     104,754                     80                  11.10                        930
1991                     104,754                     53                   9.60                        533


 (1) Total effective annual base rent divided by average occupancy in square feet.

 (2) Total effective annual base rent including any free rent given for the period.

The following table sets forth the contractual lease expirations for leases for the office Properties as of December 31, 1995.



                                OFFICE PROPERTIES
                                LEASE EXPIRATIONS

                                                                                                Percentage of
                                                 Rentable                   Annual            Total Annual Base
Year                      Number of           Square Footage               Base Rent          Rent Represented
of lease                   Leases               Subject to              Under Expiring           by Expiring
Expiration                Expiring            Expiring Leases         Leases ($000s) (1)         Leases (2)
----------                --------            ---------------         ---------------            -------
1996                         5                        12,346             $     140                 8.81%
1997                         8                        14,678                   201                12.65
1998                         4                        45,922                   774                48.71
1999                         3                        12,988                   150                 9.44
2000                        --                            --                    --                   --
Thereafter                   2                        17,275                   324                20.39
                            --                       -------                ------               ------

Total                       22                       103,209 (2)            $1,589 (3)           100.00%
                            ==                       =======                ======               ======


(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2) This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).

(3) This figure incorporates contractual rent increases arising after 1995, and thus differs from "Total Annual Base Rent" in the preceding table which is based on 1995 rents.

Tenant Improvements and Leasing Commissions

The following table summarizes by year the capitalized tenant improvement and leasing commission expenditures incurred in the renewal or re-leasing of previously occupied space since January 1, 1991.

             CAPITALIZED TENANT IMPROVEMENTS AND LEASING COMMISSIONS

                                                 1991            1992                1993        1994            1995
                                                 ----            ----                 ----       ----            ----
INDUSTRIAL PROPERTIES
Square footage renewed or re-leased               108,200          52,491          66,500          89,000         141,523
Capitalized tenant improvements and
  commissions($000s)                             $     41        $     21        $     64        $     60        $     19
Average per square foot  of renewed or
  re-leased space                                $   0.38        $   0.40        $   0.96        $   0.67        $   0.13

OFFICE PROPERTIES
Square footage renewed or re-leased                45,586          26,989          23,909          18,384          79,745
Capitalized tenant improvements and
  commissions ($000s)                            $    515        $    192        $     59        $     58        $    323
Average per square foot of renewed or
  re-leased space                                $  11.29        $   7.12        $   2.47        $   3.18        $   4.05

RETAIL PROPERTIES
Square footage renewed or re-leased                14,136          26,403          31,443          46,833          33,294
Capitalized tenant improvements and
  commissions ($000s)                            $     16        $     63        $     59        $     59        $     98
Average per square foot of renewed or
  re-leased space                                $   l.13        $   2.38        $   1.87  $         l.25        $   2.94

ALL PROPERTIES
Square footage renewed or re-leased               167,922         105,883         121,852         154,217         254,562
Capitalized tenant improvement and
  leasing commission expenditures ($000s)        $    572        $    276        $    182        $    176        $    440
Average per square foot of renewed or
  re-leased space                                $   3.40        $   2.61        $   1.49        $   1.14        $   1.73


Apartment Properties

The Company owns one apartment complex known as Summerbreeze, with 104 units totaling 73,284 square feet of space, located in North Hollywood, California. As of December 31, 1995, Summerbreeze was approximately 93% occupied.

The following table sets forth, for the periods specified, the average occupancy, average base rent per unit and annual base rent for the Summerbreeze Apartments.

                              APARTMENT PROPERTIES
                          HISTORICAL RENT AND OCCUPANCY

                                                                       Average
                         Total                   Average              Effective               Total Effective
                       Rentable                 Occupancy           Base Rent per               Annual Base
Year                  Area(Units)            for the Period        Leased Unit (1)           Rent ($000s) (2)
----                  -----------            --------------        -----------               -------------

1995                       104                      94%            $    601                    $    697
1994                       104                      98                  632                         774
1993                       104                      93                  632                         734
1992                       104                      98                  633                         758
1991                       104                      95                  634                         752


 (1)     Total effective annual base rent divided by average occupied unit.

 (2) Total effective annual base rent including any free rent given for the period.

Hotels

Overview. The Hotel portfolio consists of four all-suite hotels (the "Hotels," and each a "Hotel") ranging from 90 to 157 rooms each. All of the hotels are currently operating under license agreements with Country Lodging by Carlson, Inc. and are marketed as Country Suites By Carlson ("Country Suites"). The Hotels consist primarily of one-bedroom suites, but each Property also includes some studio suites and two-bedroom suites.

Country Lodging is part of the Carlson Companies, based in Minneapolis, Minnesota. The Carlson Companies own, operate and franchise Radisson Hotels, TGI Friday's Restaurants, Country Kitchen Restaurants and the Carlson Travel Agency Network. Currently there are a total of more than 70 Country Inns and Suites.

The Company holds fee title to three of the four Hotels. The fourth Hotel, the Country Suites in Irving, Texas ("Country Suites"), is actually owned by AFP Partners, one of the Partnerships managed by GC. The Company holds a participating first mortgage interest in Country Suites. In accordance with GAAP, the Company is accounting for Country Suites as though it holds fee title, as substantially all risks and rewards of ownership have been transferred to the Company as a result of the terms of the mortgage note. The hotels owned in fee title are currently leased to GHG (see "The Percentage Leases," discussed below). The Irving, TX hotel is managed by GHG under terms of a pre-existing contract.

The following table contains occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") information for the Company's Hotels as well as comparative information for all U.S. Hotels and all Country Lodging hotels.

Year Ended December 31:             1991             1992             1993             1994             1995
                                    ----             ----             ----             ----             ----
IRVING, TX
  Occupancy                          57.4%            66.1%            76.3%            77.5%            76.0%
  ADR                            $  61.77         $  53.53         $  50.22         $  58.52         $  66.55
  REVPAR                         $  35.46         $  35.37         $  38.33         $  45.36         $  50.57
ONTARIO, CA
  Occupancy                          54.7%            59.3%            59.6%            56.4%            65.5%
  ADR                            $  56.46         $  52.93         $  51.61         $  52.02         $  48.38
  REVPAR                         $  30.89         $  31.42         $  30.74         $  29.35         $  31.67
ARLINGTON, TX
  Occupancy                          73.3%            67.6%            61.0%            63.4%            70.2%
  ADR                            $  58.44         $  57.85         $  51.58         $  62.73         $  64.96
  REVPAR                         $  42.84         $  39.14         $  31.46         $  39.79         $  45.63
TUCSON, AZ
  Occupancy                          73.4%            71.8%            77.4%            77.4%            79.0%
  ADR                            $  51.28         $  54.38         $  54.46         $  57.21         $  58.93
  REVPAR                         $  37.66         $  39.05         $  42.16         $  44.29         $  46.53
ALL U.S. HOTELS(1)
  Occupancy                          60.3%            61.8%            63.7%            65.2%            66.0%
  ADR                            $  59.03         $  59.84         $  60.99         $  63.63         $  66.88
  REVPAR                         $  35.60         $  36.98         $  38.85         $  41.48         $  44.14
COUNTRY LODGING SYSTEM(2)
  Occupancy                          68.1%            67.1%            71.4%            75.0%            75.4%
  ADR                            $  48.30         $  50.62         $  50.00         $  53.00         $  56.00
  REVPAR                         $  32.90         $  33.94         $  35.72         $  39.75         $  41.00


(1)      Source: Smith Travel Research, Arthur Andersen LLP, Country
         Hospitality.

(2) Source: Country Hospitality. Data for the years 1989, 1990 and 1991 include Canadian properties. Data for all other years are limited to U.S. properties.

THE PERCENTAGE LEASES

In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership can operate the Hotels. Therefore, the three owned Hotels are leased to GHG for a term of five years pursuant to percentage leases ("Percentage Leases") which provide for rent equal to the greater of the Base Rent (as defined in the lease) or a specified percentage of rent (the "Percentage Rent"). Each Hotel is separately leased to the lessee. The lessee's ability to make rent payments will to a large degree depend on its ability to generate cash flow from the operations of the Hotels. Each Percentage Lease contains the provisions described below.

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

                           HOTEL LEASE RENT PROVISIONS

                        Initial Annual
    Hotel                  Base Rent                     Annual Percentage Rent Formulas
    -----                  ---------                     -------------------------------
Ontario, CA               $ 240,000               24% of the first $1,575,000 of room revenue plus 40% of
                                                  room revenue above $1,575,000 and 5% of other revenue

Arlington, TX               360,000               27% of the first $1,600,000 of room revenue plus 42% of
                                                  room revenue above $1,600,000 and 5% of other revenue

Tucson, AZ                  600,000               40% of the first $1,350,000 of room revenue plus 46% of
                                                  room revenue above $1,350,000 and 5% of other revenue


Other than real estate and personal property taxes, casualty insurance, a fixed capital improvement allowance and maintenance of underground utilities and structural elements, which are the responsibility of the Company, the Percentage Leases require the Lessee to pay rent, insurance, all costs, salaries, and expenses and all utility and other charges incurred in the operation of the Hotels.

Under the Percentage Leases, the Company is required to maintain the underground utilities and the structural elements of the improvements, including exterior walls (excluding plate glass) and roof. In addition, the Company is required to fund periodic capital improvements to the buildings and grounds, and the periodic repair, replacement and refurbishment of furniture, fixtures and equipment, up to the following amounts per quarter for the first year of the Percentage Lease: Arlington-$25,000; Ontario-$22,750 and Tucson-$28,500. These amounts will be increased annually in accordance with the CPI. These obligations will be carried forward to the extent not expended, and any unexpended amounts will remain the property of the Company upon termination of the Percentage Leases except for capital improvements and maintenance of structural elements and underground utilities, the lessee will be required, at its expense, to maintain the Hotels in good order and repair, except for ordinary wear and tear, and to make non-structural, foreseen and unforeseen, and ordinary and extraordinary, repairs which may be necessary and appropriate to keep the Hotels in good order and repair.

The lessee will not be permitted to sublet all or any part of the Hotels or to assign its interest under any of the Percentage Leases, other than to an affiliate of the lessee, without the prior written consent of the Company. No assignment or subletting will release the lessee from any of its obligations under the Percentage Leases.

In the event the Company enters into an agreement to sell or otherwise transfer a Hotel, the Company will have the right to terminate the Percentage Lease with respect to such Hotel upon paying the lessee the fair market value of the lessee's leasehold interest in the remaining term of the Percentage Lease to be terminated.

The lessee is the licensee under the franchise licenses on the Hotels. The franchise agreements are assignable to the Company, another lessee or a new owner, with a payment of $2,500 per hotel.

Mortgage Receivables

The Company holds two notes receivable which have a total outstanding principal balance at December 31, 1995 of $8,079,000, and are summarized in the table below. As of March 29, 1996, all payments were current.


                         SUMMARY OF MORTGAGE RECEIVABLES

                                                              Principal
               Collateral Property                           Balance at           Interest
Name                                           Type           12/31/95              Rate           Maturity
----                                           ----           --------              ----           --------
Hovpark                           Industrial/Office          $7,563,000             8.00%           11/1/96
Laurel Cranford                          Industrial          $  516,000             8.00%            6/1/01


The financial statement carrying value of the Hovpark loan is $6,700,000, the estimated fair value of the underlying collateral.

The Company does not intend to engage in the business of making real estate loans.

ITEM 3.           LEGAL PROCEEDINGS

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

The complaint alleged breaches by the defendants of their fiduciary duty and duty of good faith and fair dealing to investors in the Partnerships. The complaint sought injunctive relief and compensatory damages. The complaint alleged that the valuation of GC was excessive and was done without appraisal of GC's business or assets. The complaint further alleged that the interest rate for the notes to be issued to investors in lieu of shares of Common Stock, if they so elected (the "Notes") was too low for the risk involved and that the Notes would likely sell, if at all, at a substantial discount from their face value (All of the Notes were paid off at face value plus interest subsequent to year end).

On October 9, 1995 the parties entered into an agreement to settle the action. The defendants, in entering into the settlement agreement, did not acknowledge any fault, liability or wrongdoing of any kind and continue to deny all material allegations asserted in the litigation. Pursuant to the settlement agreement, the defendants will be released from all claims, known or unknown, that have been, could have been, or in the future might be asserted, relating to, among other things, the Consolidation, the acquisition of the Company's shares pursuant to the Consolidation, any misrepresentation or omission in the Registration Statement or Prospectus, or the subject matter of the lawsuit. In return, the defendants agreed to the following: (a) the inclusion of additional or expanded disclosure in the Prospectus/Consent Solicitation Statement, and (b) the placement of certain restrictions on the sale of the stock by certain insiders and the granting of stock options to certain insiders following consummation of the Consolidation. Plaintiff's counsel indicated that it would request that the court award it $850,000 in attorneys' fees, costs and expenses. In addition, plaintiffs counsel indicated it would request the court for an award of $5,000 payable to Anthony E. Blumberg as the class representative. The defendants agreed not to oppose such requests.

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

A number of objections were received from class members. The objections reiterated the claims in the original Blumberg complaint, and asserted that the settlement agreement did not adequately compensate the class for releasing those claims. One of the objections was filed by the same law firm that had brought a class action against the former general partners of one of the merging partnerships (described as the "GPI Litigation" in the issuer's Registration Statement on Form S-4). The other was filed by the same law firm that brought the "BEJ" action described below.

The hearing originally scheduled for December 21, 1995 was continued to January 17, 1996. At the hearing on January 17, the court heard the arguments of the objectors seeking to overturn the settlement, as well as the arguments of the plaintiffs and the defendants in defense of the settlement. The court granted all parties a period of time in which to file additional pleadings, and announced that it would render a final decision after receiving those additional pleadings. As of March 29, 1995, no decision has been issued.

BEJ EQUITY PARTNERS. On December 1, 1995, a second class action complaint relating to the Consolidation was filed in Federal District Court for the Northern District of California. The plaintiffs are BEJ Equity Partners, J/B Investment Partners, Jesse B. Small and Sean O'Reilly as custodian f/b/o Jordan
K. O'Reilly, who as a group held limited partner interests in the Partnerships known as Outlook IV, All Suites, GPI, Equitec 4, Equitec C and Equitec Mortgage IV, on behalf of themselves and all others similarly situated. The defendants are GRC, GC, the Company, GPA, Ltd., Robert Batinovich and Andrew Batinovich. The Partnerships are named as nominal defendants.

This action alleges the same disclosure violations and breaches of fiduciary duty as were alleged in the Blumberg action. The complaint sought injunctive relief, which was denied at a hearing on December 22, 1995. At that hearing, the court also deferred all further proceedings in this case until after the scheduled January 17 hearing in the Blumberg case. Given the delays in the resolution of the Blumberg case, the court and the parties in BEJ have postponed all proceedings in BEJ, and the defendants' responsive pleading in BEJ is now due on April 1, 1996.

It is management's position that the BEJ action, and the objections to the settlement of the Blumberg action, are without merit, and management intends to pursue a vigorous defense in both matters.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1995.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of the Company's common stock are traded on the New York Stock Exchange under the symbol "GLB."

Market Information


The Company's Common Stock has been traded on the New York Stock Exchange since January 31, 1996. Consequently, price information is not applicable for the period ended December 31, 1995.

On March 28, 1996, the closing stock sales price on the NYSE was $13.875 per share.

Holders

The approximate number of holders of record of the shares of the Company's common stock was 11,006 as of March 26, 1996.

Dividends and Distributions

No dividends have been declared or paid to date.

The Company intends to declare regular quarterly dividends to its stockholders. Federal income tax law requires that a REIT distribute annually at least 95% of its REIT taxable income. Future dividends by the Company will be at the discretion of the Board of Directors and will depend upon the actual Funds from Operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. Although the Company intends to make quarterly distributions to its stockholders, no assurances can be given as to the amounts of dividends that will be distributed.

ITEM 6.           SELECTED FINANCIAL DATA

Set forth below are selected financial data for:

         Glenborough Realty Trust Incorporated: Consolidated balance sheet data is presented as of December 31, 1995.

         The GRT Predecessor Entities: Combined operating data is presented for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The combined balance sheet data is presented as of December 31, 1995, 1994, 1993, 1992 and 1991.

         Glenborough Realty Trust Incorporated: Pro forma consolidated operating data is presented for the year ended December 31, 1995 and assumes the consolidation and related transactions occurred on January 1, 1994.

This selected financial data should be read in conjunction with financial statements of Glenborough Realty Trust Incorporated, including the notes thereto, included in Item 14.


                   As of and for the years ended December 31,
                                 (in thousands)

                                              1995                        1994                   1993        1992          1991
                                              ----                        ----                   ----        ----          ----
                                        Pro       Historical      Pro           Historical   Historical    Historical   Historical
                                       Forma      Combined       Forma          Combined     Combined      Combined     Combined
                                       -----      --------       -----          --------     --------      --------     --------
OPERATING DATA:

Revenue (1)                         $ 16,428         $ 34,171   $ 15,885         $ 30,681      $ 32,224      $ 31,128   $  28,726

Net income
 (loss) (2)                         $  3,796         $    524   $  4,144         $  1,580      $  4,418      $ (2,681)   $  1,301

Per share:
Net income (3)                      $   0.66         $     --   $   0.72         $     --      $     --      $     --    $     --
Distributions                       $   1.20         $     --   $   1.20         $     --      $     --      $     --    $     --

BALANCE SHEET DATA:

Net rental property                 $     --         $ 77,574   $     --         $ 63,994      $ 70,245      $ 75,022    $ 77,717
Mortgage loans
 receivable, net                    $     --         $  7,216   $     --         $ 19,953      $ 18,825      $ 18,967    $ 24,018
Total debt                          $     --         $ 36,168   $     --         $ 17,906      $ 12,172      $ 15,350    $ 12,269

Shareholders'
 equity                             $     --         $ 55,628   $     --         $ 80,558      $ 85,841      $ 87,172    $ 96,958

OTHER DATA:

EBIDA (4)                           $ 11,361         $  9,291   $ 11,258         $ 10,269      $ 10,326      $  8,815    $  9,256

Cash flow provided by (used for):
  Operating activities                 9,998          (10,608)     5,742           22,426        12,505         6,891       7,103
  Investing activities               (48,034)           8,656      1,710           (1,947)       (2,002)       (1,437)        (44)
  Financing activities                36,246          (17,390)    (6,408)          (2,745)       (8,927)       (9,476)     (2,868)

FFO (5)                             $  9,811         $  7,162   $  9,709         $  9,129      $  9,025      $  7,349    $  7,692
                                                                                                                            7,692
FFO per share(6)                    $   1.56         $     --   $   1.54         $     --      $     --      $     --    $     --
FAD (7)                             $  8,579         $  4,215   $  8,477         $  6,888      $  6,114      $  4,731    $  4,595
FAD per share(6)                    $   1.36         $     --   $   1.35         $     --      $     --      $     --    $     --
Distributions                       $  7,556         $     --   $  7,556         $     --      $     --      $     --    $     --
Distributions
 per share                          $   1.20         $     --   $  1.20          $     --      $     --      $     --    $     --


(1) Certain revenues which are included in the historical combined amounts are not included on a pro forma basis. These revenues are included in three unconsolidated Associated Companies (GHG, GRC and GIRC), on a pro forma basis, from which the Company receives lease payments and/or equity in earnings.

(2) Pro forma net income excludes Consolidation costs. During the year ended December 31, 1995, Equitec Mortgage Fund IV had recorded a loss provision of $863 to reduce the carrying value of its mortgage loan receivable secured by the Eatontown, New Jersey property to its estimated realizable value, which is equal to the value used for Consolidation purposes. In addition, GC had recorded loss provisions of $955 on investments in and advances to certain affiliated real estate partnerships not deemed to be realizable at December 31, 1995. For the year ended December 31, 1994, Glenborough Corporation had recorded a loss provision of $533 to reduce its investment in Glenborough Partners to its estimated market value. Historical combined net loss in 1992 includes a non-recurring write-down of $4,282 on Glenborough Pension Investor's ("GPI") investment in master agreement that resulted from GPI's in-substance foreclosure on certain of its notes receivable.

(3) Pro forma net income per share equals pro forma net income excluding Consolidation costs divided by weighted average shares outstanding (assuming GPA Ltd.'s interest in the Operating Partnership is not converted into shares of common stock of the Company).

(4) EBIDA means earnings before interest expense, depreciation, amortization and minority interests. EBIDA is computed as income from operations before minority interests and extraordinary items plus interest expense, depreciation, amortization and unrealized loss provisions. The Company believes that in addition to cash flows and net income, EBIDA is a useful financial performance measurement for assessing the operating performance of an equity REIT because, together with net income and cash flows, EBIDA provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. EBIDA does not represent net income or cash flows from operation, financing and investing activities as defined by generally accepted accounting principles and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

(5)    See the discussion which follows regarding Funds from Operations ("FFO").

(6) Pro forma distributions, FFO and FAD per share equals distributions, FFO and FAD divided by the weighted average shares outstanding, assuming conversion of GPA, Ltd.'s interest in the Operating Partnership into shares of common stock of the Company. GPA Ltd.'s interest in the Operating Partnership entitles it to a cash distribution equal to that which it would receive if a conversion had taken place.

(7) FAD means funds available for distribution. FAD represents Funds from Operations plus recurring principal receipts from mortgage loans less reserves for lease commissions, capital expenditures (excluding property acquisitions) and debt principal amortization. FAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

FUNDS FROM OPERATIONS

The Company believes that FFO is a measure of cash flow which, when considered in conjunction with other measures of operating performance, affects the value of equity REITs such as the Company. FFO means income (loss) from operations before minority interests and extraordinary items plus depreciation and amortization except amortization of deferred financing costs and loss provisions.

The Company believes that to facilitate a clear understanding of the combined historical operating results of the Properties, FFO and FAD should be considered in conjunction with net income as presented in the pro forma consolidating statements of operations. Management generally considers FFO to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. FFO also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

In February 1995, NAREIT established new guidelines for calculating FFO that clarify the previous guidelines established by NAREIT. The primary change from the old definition to the new definition is the treatment of amortization of deferred financing fees. Under the new definition, the amortization of deferred financing fees are no longer added back to net income in calculating FFO. The new guidelines are effective beginning in 1996.

Beginning with the first quarter of 1996, the Company will calculate its FFO based upon the new NAREIT definition and, accordingly, will no longer add back amortization of deferred financing fees and costs. The change does not affect the Company's FAD.

The following table sets forth the Company's calculation of pro forma FFO, based upon the new NAREIT definition and pro forma FAD for the year ended December 31, 1995 (dollars in thousands).

Net income before minority
 interest and extraordinary items              $     4,077
Depreciation and amortization                        3,654
Loss provisions                                        863
Adjustment to reflect FFO of
 Associated Companies (1)                            1,044

FFO                                                  9,638

Amortization of deferred financing fees                173
Principal receipts on mortgage loans                   100
Capital reserve                                       (955)
Principal amortization reserve                        (377)

FAD                                            $     8,579


FFO per share                                  $      1.53
FAD per share                                  $      1.36
Distributions per share                        $      1.20

Fully converted weighted
 average shares outstanding (2)                  6,296,354


(1) On a pro forma basis, reflects the adjustments to FFO required to reflect the pro forma FFO of the Associated Companies attributable to the Company. The Company's investments in the Associated Companies are accounted for using the equity method of accounting. The following table sets forth the calculation of the necessary adjustments.

                                               1995
                                               ----
Pro forma FFO:
   Glenborough Realty Corporation           $   756
   Glenborough Inland Realty
   Corporation                                2,019
   Glenborough Hotel Group                      120
                                             ------
   Total FFO of Associated Companies          2,895
                                             ------

FFO attributable to other owners               (160)

Company's equity in earnings                 (1,691)
                                             ------
Adjustment                                  $ 1,044
                                            =======

(2) On a pro forma basis, assumes conversion of GPA's units in the Operating Partnership into shares of common stock of the Company.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the selected data in
Item 6 and the Consolidated Financial Statements of Glenborough Realty Trust Incorporated and the GRT Predecessor Entities, including the notes thereto, included in Item 14.

BACKGROUND

The balance sheet as of December 31, 1994, and the statements of operations, equity and cash flows for the years ended December 31, 1995, 1994 and 1993 of the GRT Predecessor Entities include the historical operations of GC and the Partnerships. These statements have been adjusted to reflect the consolidation of two joint ventures which were, in aggregate, wholly owned by the Partnerships.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Historically for the Partnerships, the principal sources of funding for the acquisition of Properties was the sale of limited partnership interests in the Partnerships and permanent financing. In the future, the Company intends to rely upon permanent debt financing, public debt and equity as its funding sources for acquisition, expansion and renovation of properties.

The Company expects to meet its short-term liquidity requirements generally through its initial working capital and cash generated by operations. As of December 31, 1995, the Company had no material commitments for capital improvements. Planned capital improvements consist only of tenant improvements and other expenditures necessary to lease and maintain the Properties and furniture and fixtures and building improvements at the Hotel Properties. The Company believes that its cash generated by operations will be adequate to meet both operating requirements and declare dividends in accordance with REIT requirements in both the short and the long-term. However, there can be no assurance that the Company's results of operations will not fluctuate in the future and at times negatively affect its ability to meet its operating requirements and to declare dividends on a regular basis.

The Company expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities and possible acquisitions, through a combination of long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Company.

Mortgage loans receivable decreased from $19,953,000 at December 31, 1994 to $7,216,000 at December 31, 1995. The decrease was primarily due to the early payoff of the $10,275,000 Finley Square note receivable on April 28, 1995. $545,000 in interest and prepayment fees and penalties was also received by the Company in connection with the early payoff of the Finley Square note receivable.

Additionally in 1995, due to the uncertainty of the borrower's ability to payoff the note receivable upon its November 1996 maturity, the Company recorded a $863,000 loss provision on the mortgage loan receivable secured by the office and research complex in Eatontown, New Jersey. The carrying value of the note was written down to the estimated fair value of the property, resulting in the $863,000 loss.

Mortgage loans receivable further decreased by $1,513,000 due to the early repayment in January and June of 1995 of three of the four notes secured by the Laurel Cranford buildings.

Cash and cash equivalents decreased from $23,929,000 at December 31, 1994 to $4,587,000 at December 31, 1995. This decrease was primarily due to the payment of consolidation and litigation costs, partner distributions, redemption of investor units and repayment of debt.

Mortgage loans and secured bank lines payable increased from $17,906,000 at December 31, 1994 to $33,685,000 at December 31, 1995 due to new borrowings obtained in 1995. Approximately $4,000,000 of the new debt was incurred to finance the acquisition of the Summerbreeze apartment complex (see following paragraph) and approximately $7,500,000 was incurred to finance the acquisition of the Rancon management contracts. Of the remaining $4,200,000 of new debt, $3,000,000 was fully secured by a $3,000,000 certificate of deposit held by Robert Batinovich ("Batinovich"), approximately $1,100,000 was Batinovich's debt assumed in a stock redemption and the remaining $100,000 was incurred to purchase an investment in real estate related to the acquisition of RGI and is secured by the related real estate.

On January 12, 1995, Glenborough Pension Investors ("GPI"), one of the GRT Predecessor entities, acquired the Summerbreeze apartment complex (the "Property") by a deed-in-lieu of foreclosure. GPI had formerly held a note secured by a second deed of trust on the Property. The former owners of the Property agreed to grant a deed-in-lieu of foreclosure to GPI in exchange for $150,000 and GPI's assumption of the first trust deed note which was in default. On May 18, 1995, the debt was refinanced with a $4,000,000 first mortgage loan. The net operating income of the property continues to be sufficient to cover the related debt service.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" in the fourth quarter of 1995. The adoption of SFAS No. 121 did not have a material effect on the recorded amounts of the Company's long-lived assets. See Note 2 to the Financial Statements for a further discussion of this adoption.

RESULTS OF OPERATIONS

ANALYSIS OF TRENDS

The composition of the assets of the GRT Predecessor Entities changed substantially from 1993 to 1995. In 1994, Glenborough Partners disposed of a substantial portion of its real estate investments. As a result of the disposition of these assets and a loss of related revenues, GC downsized its property management business resulting in lower general and administrative expenses in 1994. However, in 1995, GC increased its management business through the acquisition of the management contracts for nine Rancon Financial Corporation affiliated partnerships (the "Rancon Contracts"). The Rancon Contracts contributed to a substantial increase in asset and property management fee revenue as well as an increase in operating and general and administrative expenses.

Additionally, in connection with the 1995 Consolidation with the Company, certain of GC's 1995 operations reflect expense items related to the Consolidation that will not be recurring in the Company or its Associated Companies. Such expenses that are included in the accompanying Combined Statement of Income for the year ended December 31, 1995, before provision for income taxes, totaled $4,261,000 and include salaries, general and administrative expenses, professional fees, a shareholder guarantee fee and a loss on disposition of certain assets.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

Rental revenues increased $1,657,000 or 12%, in 1995 to $15,454,000 from $13,797,000 in 1994. The increase was primarily due to a net increase in occupancy at certain commercial properties, the acquisition of the Summerbreeze apartment complex and a significant increase in hotel revenues due to overall increases in occupancy and average daily room rates.

Fees and reimbursements increased by $2,692,000 or 20%, in 1995 to $16,019,000 from $13,327,000 in 1994. The increase was primarily due to an increase in property and asset management fees and related expense reimbursements due to the acquisition of the Rancon and RGI management contracts. This increase was offset by decreased transaction fees because of one-time fees earned by GC attributable to the sales of properties during 1994, including a substantial portion of Glenborough Partners' portfolio, and decreased property and asset management fees and expense reimbursements derived from those properties.

Interest and other income decreased $859,000, or 24%, to $2,698,000 in 1995 from $3,557,000 in 1994. This decrease primarily resulted from the early repayment of the Finley Square note receivable in April of 1995 and the early repayment in January and June of 1995 of three of the four notes from the sale of the Laurel Cranford buildings.

Operating expenses increased by $1,794,000 or 26% to $8,576,000 in 1995 from $6,782,000 in 1994. The increase is due to both higher variable expenses related to increased occupancy rates and to the acquisition of the Summerbreeze apartment complex in January 1995.

General and administrative expenses, including salaries, increased $2,493,000, or 19%, in 1995 to $15,947,000 from $13,454,000 in 1994. The increase is primarily due to the additional expenses related to the Rancon and RGI management contracts offset by lower field and corporate office payroll expenses after the reduction of the Company's management portfolio due to property sales occurring during 1994.

Depreciation and amortization expense increased $721,000, or 18%, in 1995 to $4,762,000 from $4,041,000 in 1994. The increase was primarily due to the acquisition of Summerbreeze and to the additional amortization of contracts related to the acquisition of the Rancon and RGI management contracts. These factors were slightly offset by a decrease due to the sale of the Laurel Cranford buildings in 1994.

Interest expense increased $989,000 or 87% in 1995 to $2,129,000 from $1,140,000 in 1994. The increase was the result of increased debt levels primarily related to the financing of the Rancon management contracts acquisition and from a first deed of trust on the Summerbreeze apartment complex acquired in 1995.

During 1995, loss provisions in the amount of $863,000 and $955,000 were recorded to provide for an anticipated renegotiation of terms on one of the Company's mortgage loans receivable (as previously discussed) and for unrealizable investments in and advances to certain affiliated real estate partnerships of GC. In addition, $58,000 related to a portion of the $116,000 loss on the hedge transaction recorded by GC during fiscal 1995, as further discussed in Note 11. Additionally, GC's investment in Carroll Vista Associates, Glenco Squaw Associates and GRC Airport Associates were written down by $400,000, $374,000 and $181,000, respectively, to reflect the net realizable value of the underlying assets of the respective partnerships.

COMPARISON OF YEAR ENDED DECEMBER 31, 1994 TO YEAR ENDED DECEMBER 31, 1993

Rental revenues increased $251,000 or 2%, in 1994 to $13,797,000 from $13,546,000 in 1993. The increase was the result of a net increase in occupancy at certain commercial properties as well as an increase in hotel revenues due to increases in the average daily room rates ranging between 1% and 22% of the 1994 average daily room rates. These increases were partially offset by the sale of a hotel in 1993 and a light industrial property in 1994.

Fees and reimbursements decreased by $2,112,000 or 14% in 1994 to $13,327,000 from $15,439,000 in 1993. This decrease primarily related to lower property and asset management fees due to the termination of certain contracts, along with a reduction in the related expense reimbursements. Property related expense reimbursements decreased during 1994 due to the loss of a third party management contract. These factors were offset by an increase in transaction fees earned on property dispositions and sales.

Interest and other income increased $318,000 or 10%, to $3,557,000 in 1994 from $3,239,000 in 1993. This increase was primarily attributable to the interest income received on the notes that were obtained from the sale of certain properties in early 1994.

Operating expenses decreased by $771,000 or 10% to $6,782,000 in 1994 from $7,553,000 in 1993. The decrease is related to the sale of a hotel in 1993 and a light industrial building in 1994.

General and administrative expenses, including salaries, decreased $867,000, or 6%, in 1994 to $13,454,000 from $14,321,000 in 1993. The majority of this decrease was the result of a general staff and overhead reduction which resulted from the sale of a light industrial property in 1994 and a hotel in 1993, and the termination of certain management contracts.

Depreciation and amortization expense decreased $531,000 or 12%, in 1994 to $4,041,000 from $4,572,000 in 1993. This decrease was primarily the result of the sale of certain properties in late 1993 and in 1994, offset by an increase in depreciation, largely due to late 1993 capital additions and tenant improvements that had not been subjected to a full year of depreciation.

Interest expense decreased $161,000, or 12%, in 1994 to $1,140,000 from $1,301,000 in 1993. This decrease primarily resulted from the modification of principal amortization of a loan payable and was offset by an interest expense increase, attributable to overall debt level increases.

During 1994 the Company recorded a loss provision of $3,508,000. Of this provision, $2,360,000 was for the loss on the sale of a light industrial property known as Laurel Cranford, $533,000 was due to a loss on the sale of units of Glenborough Partners, $557,000 was for the write-down of an investment in Glenborough Partners, a real estate partnership and $58,000 related to a loss on the hedge transaction recorded by GC, as further discussed in Note 11. The Laurel Cranford Property had been for sale or lease since early 1993. In March 1994, Outlook IV received an offer to sell the property at an amount approximating its ultimate sale price. Subsequent to receipt of the offer, Outlook IV reconsidered its strategy of preferring a lease of this property given the then current status of the market in the surrounding area. The earthquake, which occurred in the immediate area in January 1994, had made an already competitive market more difficult and it was decided at that time that pursuit of the sale opportunity then available represented the best course of action for Outlook IV. The write-down of the investment in Glenborough Partners was recorded to reflect the net realizable value of the underlying assets of the partnership.

In 1993, loss provisions in the amount of $828,000 and $425,000 were recorded to provide for the write-down of an investment in Glenborough Partners and for performance on a guarantee of an affiliate's development debt. In addition, a loss on the sale of the Fort Worth hotel in the amount of $1,056,000 was recognized.

In 1993, $2,274,000 in debt forgiveness was recorded as an extraordinary item. $920,000 of this amount was attributable to notes payable by GC for the purchase of the management contracts for the Outlook Partnerships which was in excess of the then net book value of those contracts. The seller forgave all $1,600,000 remaining on these notes payable, which were to be due in full in 1996, in exchange for a $300,000 advance cash payment. An additional $1,354,000 in debt was forgiven in connection with the sale of the Country Suites By Carlson-Fort Worth hotel. All amounts forgiven under both transactions were payable to affiliates of the former general partner of the Outlook Partnerships.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 30, 1996.

ITEM 11.          EXECUTIVE COMPENSATION

The Company began its operations on December 31, 1995. Therefore, no compensation was paid to any executive officers for services rendered to the Company during 1995. The following table sets forth compensation received from GC by the named executive officers for services rendered to GC during 1995.

         OFFICER NAME                      POSITION                   BASE COMPENSATION                   BONUS (1)
         ------------                      --------                   -----------------                   ---------


Robert Batinovich               Chairman, President and                    $900,000                              --
                                Chief Executive Officer

Andrew Batinovich               Director, Executive Vice                    265,000                              --
                                President, Chief
                                Operating Officer and
                                Chief Financial Officer

Frank Austin                    Senior Vice President,                      176,800                        $400,000
                                General Counsel and
                                Secretary

Sandra Boyle                    Senior Vice President                       180,000                         400,000

Terri Garnick                   Senior Vice President and                    90,000                         100,000
                                Chief Accounting Officer



(1) Represents bonuses paid in 1995 from GC for services rendered to GC during the full term of employment of the named executive officers, which varied from approximately seven to twelve years.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 30, 1996.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders meeting to be held on May 30, 1996.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page No.
(a)      (1)  Financial Statements

                  Report of Independent Public Accountants                  F-1

                  Glenborough Realty Trust Incorporated and
                    GRT Predecessor Entities Balance Sheets                 F-2

                  GRT Predecessor Entities Combined
                    Statements of Income                                    F-3

                  Glenborough Realty Trust Incorporated and
                    GRT Predecessor Entities Statements of Equity           F-4

                  Glenborough Realty Trust Incorporated and
                    GRT Predecessor Entities Statements of
                    Cash Flows                                              F-5, F-6

                  Notes to Financial Statements                             F-7

         (2)      Financial Statement Schedules
                  Schedule III - Real Estate and
                    Accumulated Depreciation                               F-17

                  Schedule IV - Mortgage Loans on
                    Real Estate                                            F-20

         (3)      Exhibits

                  The Exhibit Index attached hereto is
                    hereby incorporated by reference
                    to this Item                                             47

(b)               Reports on Form 8-K

                  No reports on Form 8-K were filed by
                  the registrant during the last quarter
                   of the period covered by this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of
GLENBOROUGH REALTY TRUST INCORPORATED:

We have audited the accompanying consolidated balance sheet of GLENBOROUGH REALTY TRUST INCORPORATED, as of December 31, 1995, the combined balance sheet of the GRT Predecessor Entities as of December 31, 1994 and the related combined statements of income, equity and cash flows of the GRT Predecessor Entities for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GLENBOROUGH REALTY TRUST INCORPORATED, as of December 31, 1995, the combined financial position of the GRT Predecessor Entities as of December 31, 1994 and the results of operations and cash flows for each of the three years in the period ended December 31, 1995, of the GRT Predecessor Entities in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

San Francisco, California
  March 13, 1996

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES
                                 BALANCE SHEETS
                           December 31, 1995 and 1994
                      (in thousands, except share amounts)

                                              Glenborough           GRT
                                             Realty Trust       Predecessor
                                             Incorporated        Entities
                                             Consolidated        Combined
                                                 1995              1994
                                               --------          ------
ASSETS
    Rental property, net of accumulated
    depreciation of $24,877 and $19,455
    in 1995 and 1994, respectively             $ 77,574        $  63,994
Investments in Associated Companies
    and Glenborough Partners                      5,763              527
Investments in management
    contracts and other, net                        484            3,440
Mortgage loans receivable, net of
    provision for loss of $863 in 1995            7,216           19,953
Cash and cash equivalents                         4,587           23,929
Prepaid consolidation costs                       6,082               --
Prepaid litigation expenses                       1,155               --
Other assets                                      2,879            5,478
                                               --------        ---------

    TOTAL ASSETS                               $105,740        $ 117,321
                                               ========        =========

LIABILITIES
    Mortgage loans                             $ 23,685        $   6,500
    Secured bank line                            10,000               --
    Notes payable                                    --            11406
    Investor notes payable                        2,483               --
    Other liabilities                             5,982           18,857
                                               --------        ---------

       Total liabilities                         42,150           36,763
                                               --------        ---------

MINORITY INTEREST                                 7,962               --
SHAREHOLDERS' EQUITY
    Common stock (5,754,021 shares
       issued and outstanding at
       December 31, 1995)                             6                5
    Additional paid-in capital                   55,622            6,613
    Receivable from shareholder                      --           (8,763)
    Retained earnings                                --             (904)
    General partner                                  --           (1,730)
    Limited partners                                 --           85,337
                                               --------        ---------

       Total shareholders' equity                55,628           80,558
                                               --------        ---------

    TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                    $105,740        $ 117,321
                                               ========        =========




   The accompanying notes are an integral part of these financial statements.

                            GRT PREDECESSOR ENTITIES
                          COMBINED STATEMENTS OF INCOME
              For the Years Ended December 31, 1995, 1994 and 1993
                     (in thousands, except per unit amounts)

                                                                        1995                1994                 1993
                                                                        ----                ----                 ----


REVENUE

  Rental revenue                                                   $    15,454          $    13,797         $    13,546
  Fees and reimbursements                                               16,019               13,327              15,439
  Interest and other income                                              2,698                3,557               3,239
                                                                   -----------          -----------         -----------

      Total revenue                                                     34,171               30,681              32,224
                                                                   -----------          -----------         -----------


OPERATING EXPENSES

  Operating expenses                                                     8,576                6,782               7,553
  General and administrative                                            15,947               13,454              14,321
  Depreciation and amortization                                          4,762                4,041               4,572
  Interest expense                                                       2,129                1,140               1,301
  Provision for loss on investments
      in real estate, real estate
      partnerships and mortgage loans
      receivable                                                         1,876                3,508               2,309
                                                                   -----------          -----------         -----------

      Total operating expense                                           33,290               28,925              30,056
                                                                   -----------          -----------         -----------

Income before provision for
  income taxes and extraordinary
  items                                                                    881                1,756               2,168

  Provision for income taxes                                              (357)                (176)                (24)
                                                                   ------------         ------------        ------------

Income before extraordinary items                                          524                1,580               2,144

Extraordinary item - gain on early
  extinguishment of debt                                                   --                   --                2,274
                                                                   -----------          -----------         -----------


Net income                                                         $       524          $     1,580         $     4,418
                                                                   ===========          ===========         ===========




   The accompanying notes are an integral part of these financial statements.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES
                              STATEMENTS OF EQUITY
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (in thousands)

                                                          GRT Predecessor Entities Combined
                                  -----------------------------------------------------------------------------------------
                                                                   Additional    Receivable       Retained
                                  General    Limited      Common    Paid-in         from          Retained
                                  Partner    Partners     Stock     Capital      Stockholder     (Deficit)            Total
                                  -------    --------     -----     -------      -----------     ---------            -----
BALANCE AT
DECEMBER 31, 1992                 $(1,733)   $  89,884    $  2     $ 5,962         $(5,042)        $ (1,901)        $87,172
    Distributions                     (46)      (3,732)     --          --              --               --          (3,778)
Sale of Stock                          --           --      --         314              --               --             314
    Redemption
      of Units                         --         (15)      --          --              --               --             (15)
    Advances to
      Shareholder, net                 --          --       --          --          (2,270)              --          (2,270)
    Net income (loss)                  18       1,760       --          --              --            2,640           4,418
                                  -------    ---------    ----     -------         -------         --------         --------

BALANCE AT
DECEMBER 31, 1993                  (1,761)     87,897        2       6,276          (7,312)             739          85,841
                                  -------    ---------    ----     -------         -------         --------         --------

    Contributions                      55          --        3         337              --               --             395
    Distributions                     (37)     (3,770)      --          --              --           (2,000)         (5,807)
    Advances to
      Shareholder, net                 --          --       --          --          (1,451)              --          (1,451)
    Net income (loss)                  13       1,210       --          --              --              357           1,580
                                  -------    ---------    ----     -------         -------         --------         --------

BALANCE AT
DECEMBER 31, 1994                  (1,730)     85,337        5       6,613          (8,763)            (904)         80,558
                                  -------    ---------    ----     -------         -------         --------         --------

    Distributions                    (117)    (10,507)      --          --              --               --         (10,624)
    Redemption of shares               --          --       (2)     (6,613)             --           (6,533)        (13,148)
    Repayment of
      Shareholder advances, net        --          --       --          --           8,763               --           8,763
    Net income (loss)                  17       1,751       --          --              --           (1,244)            524
    Issuance of investor
      notes in exchange
      for units of limited
      partnership interest             --      (2,483)      --          --              --               --          (2,483)
    Equity in
      consolidation
      attributable to
      minority interest                --      (7,962)      --          --              --               --          (7,962)
    Consolidation and
      issuance of shares            1,830     (66,136)      (3)         --              --            8,681          (55,628)
                                  -------    ---------    ----     -------         -------         --------         --------
BALANCE AT
DECEMBER 31, 1995                 $    --    $     --     $ --     $    --         $    --         $     --         $     --
                                  -------    ---------    ----     -------         -------         --------         --------

                                         Glenborough Realty Trust Incorporated
                                   --------------------------------------------------
                                       Common Stock           Additional
                                   --------------------        Paid-in
                                   Shares     Par Value         Capital         Total
                                   ------     ---------         -------         -----
BALANCE AT
DECEMBER 31, 1992                     --          $ --        $    --        $    --
    Distributions                     --            --             --
Sale of Stock                         --            --             --             --
    Redemption
      of Units                        --            --             --             --
    Advances to
      Shareholder, net                --            --             --             --
    Net income (loss)                 --            --             --
                                   -----          ----        -------        -------
BALANCE AT
DECEMBER 31, 1993                     --            --             --             --
                                   -----          ----        -------        -------
    Contributions                     --            --             --             --
    Distributions                     --            --             --             --
    Advances to
      Shareholder, net                --            --             --             --
    Net income (loss)                 --            --             --             --
                                   -----          ----        -------        -------
BALANCE AT
DECEMBER 31, 1994                     --            --             --             --
                                   -----          ----        -------        -------
    Distributions                     --            --             --             --
    Redemption of shares              --            --             --             --
    Repayment of
      Shareholder advances, net       --            --             --             --
    Net income (loss)                 --            --             --             --
    Issuance of investor
      notes in exchange
      for units of limited
      partnership interest            --            --             --             --
    Equity in
      consolidation
      attributable to
      minority interest               --            --             --             --
    Consolidation and
      issuance of shares           5,754             6         55,622         55,628
                                   -----          ----        -------        -------
    BALANCE AT
    DECEMBER 31, 1995              5,754          $  6        $55,622        $55,628
                                   -----          ----        -------        -------

   The accompanying notes are an integral part of these financial statements.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES
                          STATEMENTS OF CASH FLOWS For
                the years ended December 31, 1995, 1994 and 1993
                                 (in thousands)

                                                                 1995         1994           1993
                                                                 ----         ----           ----
Cash flows from operating activities:
     Net income (loss)                                      $    524         $  1,580         $  4,418
     Adjustments to reconcile net
       income to net cash provided
       by (used for) operating activities:
         Depreciation and amortization                         4,762            4,041            4,572
         Provision for loss on investments
           in real estate, real estate partnerships
           and mortgage loans receivable                       1,876            3,508            2,309
         Changes in certain assets
           and liabilities, net                              (17,770)          13,297            1,206
                                                            --------          -------           ------



         Net cash provided by (used for)
           operating activities                              (10,608)          22,426           12,505
                                                            --------          -------           ------

Cash flows from investing activities:
     Additions to rental property                             (3,925)          (2,210)          (2,104)
     Principal receipts on mortgage loans
       receivable                                             12,581            1,328              142
     Purchase of minority interest                                --           (1,342)              --
     Net proceeds from sale of property                           --              277               --
     Distribution to minority partner                             --               --              (40)
                                                            --------          -------           ------

         Net cash provided by (used for)
           investing activities                                8,656           (1,947)          (2,002)
                                                            --------          -------           ------

Cash flows from financing activities:
     Capital contributions                                        --              395              314
     Distributions                                           (10,624)          (5,807)          (3,778)
     Redemption of units and shares                          (10,389)              --              (15)
     Proceeds from borrowings                                  8,910            6,165               --
     Repayment of borrowings                                 (14,050)          (2,047)          (3,178)
     Advances to/payments from Shareholder, net                8,763           (1,451)          (2,270)
                                                            --------          -------           ------

         Net cash provided by (used for)
           financing activities                              (17,390)          (2,745)          (8,927)
                                                            --------          -------           ------

Net increase (decrease) in cash and cash equivalents         (19,342)          17,734            1,576

Cash and cash equivalents at beginning of period              23,929            6,195            4,619
                                                            --------          -------           ------

Cash and cash equivalents at end of period                  $  4,587          $23,929           $6,195
                                                            ========          =======           ======



                                   (continued)

   The accompanying notes are an integral part of these financial statements.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES
                      STATEMENTS OF CASH FLOWS - CONTINUED
                   For the years ended December 31, 1995, 1994
                                    and 1993
                    (in thousands, except per share amounts)

                                                                                       1995            1994           1993
                                                                                       ----            ----           ----

Supplemental cash flow information:

    Cash paid for interest                                                          $ 1,951        $      1,119        $1,017
                                                                                    =======        ============        ======

Supplemental Disclosure of
    Non-Cash Investing and Financing Activities:

Conversion of shares of
    common stock into investor
    notes payable                                                                   $ 2,483        $         --        $   --
                                                                                    =======        ============        ======


Conversion of equity to
    minority interest                                                               $ 7,962        $         --        $   --
                                                                                    =======        ============        ======


Consolidation and issuance of
    shares of common stock in
    exchange for limited
    partnership units and common
    stock in GRT Predecessor
    entities                                                                        $55,628        $         --        $   --
                                                                                    =======        ============        ======


Refinancing of debt of GRT
    Predecessor entities by
    Glenborough Realty Trust
    Incorporated                                                                    $28,200        $         --        $   --
                                                                                    =======        ============        ======


Acquisition of real estate
    through foreclosure and
    assumption of first trust
    deed note payable                                                               $ 3,908        $         --        $   --
                                                                                    =======        ============        ======




   The accompanying notes are an integral part of these financial statements.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                          Notes to Financial Statements
                           December 31, 1995 and 1994


Note 1. ORGANIZATION

Glenborough Realty Trust Incorporated (the "Company") was organized in the State of Maryland on August 26, 1994. It is the intent of the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company has completed a Consolidation with certain associated public California limited partnerships and other entities engaged in real estate activities (the "GRT Predecessor Entities"). The Consolidation was accomplished through an exchange of assets of the GRT Predecessor Entities for 5,754,021 shares of Common Stock of the Company. Proxy materials were mailed to the limited partners of the Predecessor Entities on October 29, 1995. The Solicitation period expired on December 28, 1995, and the Consolidation occurred on December 31, 1995. The Company will commence operations on January 1, 1996.

To maintain its qualification as a REIT, no more than 50% in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company's Charter provides for certain restrictions on the transfer of the Common Stock to prevent further concentration of stock ownership.

The Company, through several subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner and a 85.37% limited partner interest, is Glenborough Properties, L.P. (the "Operating Partnership"). The Operating Partnership, directly and through various subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 36 real estate projects and 2 notes receivable. The remaining 13.63% limited partnership interest in the Operating Partnership is owned by GPA, Ltd., an affiliated partnership which exchanged certain of its assets for an interest in the Operating Partnership.

The Company also holds 100% of the non-voting preferred stock of three Associated Companies:

- Glenborough Corporation (formerly Glenborough Realty Corporation) is the general partner of nine partnerships and provides asset and property management services for these nine partnerships and two partnerships for which an affiliate serves as general partner (the Controlled Partnerships). It also provides property management services for a limited portfolio of property owned by unaffiliated third parties.

- Glenborough Inland Realty Corporation provides partnership administration, asset management, property management and development services under a long term contract to an additional group of partnerships which include six public and one private partnerships.

- Glenborough Hotel Group leases the three Country Suites By Carlson hotels owned by the Company and operates them for its own account. It also operates three Country Suites By Carlson hotels owned by the Controlled Partnerships, and operates two resort condominium hotels.

The Associated Companies are accounted for using the equity method, as discussed further in Note 4.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements present the consolidated financial position of the Company as of December 31, 1995, the combined financial position of the GRT Predecessor Entities as of December 31, 1994, and the combined results of operations and cash flows of the GRT Predecessor Entities for the three

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                          Notes to Financial Statements
                           December 31, 1995 and 1994

years then ended, as the Consolidation transaction discussed in Note 1 above was not effective until December 31, 1995. All intercompany transactions, receivables and payables have been eliminated in consolidation and combination.

PERVASIVENESS OF ESTIMATES

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

NEW ACCOUNTING PRONOUNCEMENT

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Company adopted SFAS 121 in the fourth quarter of fiscal 1995. SFAS 121 requires that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred. There was no impact from the initial adoption of SFAS 121.

RENTAL PROPERTY TO BE HELD AND USED

Rental properties are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Company's plans for the continued operation of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Company could obtain from third parties for such property. The fulfillment of the Company's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company's properties could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets.

The useful lives are as follow:

             Buildings and improvements              10 to 40 years
             Tenant Improvements                     Term of the related lease
             Furniture and Equipment                 5 to 7 years

INVESTMENTS IN MANAGEMENT CONTRACTS

Investments in management contracts are recorded at cost and are amortized on a straight-line basis over seven years.

MORTGAGE LOANS RECEIVABLE

The Company monitors the recoverability of its loans and notes receivable through ongoing contact with the borrowers to ensure timely receipt of interest and principal payments, and where appropriate, obtains financial information concerning the operation of the properties. Interest on mortgage loans is recognized as revenue as it accrues during the period the loan is outstanding. Mortgage loans receivable will be evaluated for

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                          Notes to Financial Statements
                           December 31, 1995 and 1994


impairment if it becomes evident that the borrower is unable to meet its debt service obligations in a timely manner and cannot satisfy its payments using sources other than the operations of the property securing the loan. If it is concluded that such circumstances exist, then the loan will be considered to be impaired and its recorded amount will be reduced to the fair value of the collateral securing it. Interest income will also cease to accrue under such circumstances. Due to uncertainties inherent in the valuation process, it is reasonably possible that the amount ultimately realized from the Company's collection on these receivables will be different than the recorded amounts.

CASH EQUIVALENTS

The Company considers short-term investments (including certificates of deposit) with a maturity of three months or less at the time of investment to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and overnight repurchase agreements with financial institutions. The carrying amount of cash and cash equivalents as well as the mortgage notes receivable described above, approximates fair value.

DEFERRED FINANCING AND OTHER FEES

Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related notes payable or leases and are included in other assets.

MINORITY INTEREST

Minority interest represents the 13.63% limited partner interest in the Operating Partnership held by GPA, Ltd.

REVENUES

All leases are classified as operating leases. Rental revenue is recognized on a straight-line basis over the terms of the leases.

For the years ended December 31, 1995, 1994 and 1993, rental revenue from the two properties leased to Navistar International represented approximately 10% of the Company's total rental revenue.

Fees and reimbursement revenues consist of property management fees, overhead administration fees, and transaction fees from the acquisition, disposition, refinance, leasing and construction supervision of real estate. Substantially all of these revenues will be earned by the Association Companies.

Revenues are recognized only after the Company is contractually entitled to receive payment, after the services for which the fee is received have been provided, and after the ability and timing of payments are reasonably assured and predictable.

INCOME TAXES

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to Federal income tax to the extent that it distributes at least 95% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                          Notes to Financial Statements
                           December 31, 1995 and 1994


regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

Certain of the Company's predecessors were subject to income taxes, the provisions for which have been included in the accompanying combined results of operations of the GRT Predecessor Entities.

Note 3. RENTAL PROPERTY, NET

The cost and accumulated depreciation and amortization of real estate investments as of December 31, 1995 and 1994 are as follows (in thousands):

                                                                      Building and                             Accumulated
        1995:                                         Land            Improvements             Total          Depreciation
        -----                                         ----            ------------             -----          ------------
        Retail properties                        $   13,036           $    17,149            $   30,185       $   (5,042)
        Industrial properties                         4,481                24,507                28,988           (5,665)
        Office properties                             1,653                 9,097                10,750           (3,427)
        Hotel properties                              4,803                23,685                28,488          (10,619)
        Apartment property                            1,857                 2,183                 4,040             (124)
                                                 ----------           -----------            ----------       -----------
            Total                                $   25,830           $    76,621            $  102,451       $  (24,877)
                                                  =========            ==========             =========        ==========

        1994:
        -----
        Retail properties                        $   13,036           $    17,000            $   30,036       $   (4,166)
        Industrial properties                         2,910                10,854                13,764           (2,016)
        Office properties                             1,653                10,163                11,816           (3,737)
        Hotel properties                              4,803                23,030                27,833           (9,536)
        Apartment property                              --                    --                    --               --
                                                 ----------           -----------            ----------       ---------
            Total                                $   22,402           $    61,047            $   83,449       $  (19,455)
                                                 ==========           ===========            ==========       ==========


The Company leases its commercial and industrial property under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1995 are as follows (in thousands):

             Year Ending
             December 31,
             1996                                                                     $ 7,215
             1997                                                                       6,801
             1998                                                                       6,098
             1999                                                                       5,151
             2000                                                                       4,685
             Thereafter                                                                23,408
                                                                                       ------
                                                                                      $53,358

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                          Notes to Financial Statements
                           December 31, 1995 and 1994




Note 4. INVESTMENTS IN ASSOCIATED COMPANIES AND GLENBOROUGH PARTNERS

As of December 31, 1995 the Company had the following investments in associated companies and Glenborough Partners (in thousands):

                              ASSOCIATED COMPANIES

                                                                     Glenborough
                                               Glenborough          Inland Realty         Glenborough          Glenborough
                                               Corporation           Corporation          Hotel Group           Partners
                                               -----------           -----------          -----------           --------

                                                  100%                  100%                 100%                  3.9%
        Nature of investment                    Preferred             Preferred            Preferred           Limited partner
                                                  stock                 stock                stock                interest

        Basis of accounting                      Equity                Equity               Equity                  Cost

        Investment                               $ (109)               $ 3,919              $ 1,368                $  585


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

Note 5. INVESTMENTS IN MANAGEMENT CONTRACTS AND OTHER, NET

Investments in management contracts in the accompanying GRT Predecessor Entities Combined balance sheet reflect the unamortized portion of the management contracts the GC consolidated entities held with both related and unrelated entities and that involve asset management as well as property management responsibilities. The respective balance included in the Company's balance sheet as of December 31, 1995, represents the unamortized portion of the contract associated with asset management for the Glenborough Institutional Fund I partnership. Certain assets included in investments in management contracts and other as of December 31, 1994 were transferred to the Associated Companies in the Consolidation.

Note 6. MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage loan in the amount of $6,700,000 at December 31, 1995, secured by an office and research complex in Eatontown, New Jersey. The loan matures on November 1, 1996 with interest only payable monthly at the fixed rate of eight percent (8%) per annum. The borrower is additionally obligated to pay contingent cash flow equal to 75% of all annual net cash flow of the property until the Company receives the equivalent of ten percent (10%) interest for the year in issue, and thereafter fifty percent (50%) of all additional net cash flow of the property (if any) for the year in issue. During the year ended December 31, 1995, the GRT Predecessor Entities recorded a loss provision of $863,000 against the then current balance of $7,563,000 in anticipation of a renegotiation of the terms of the note upon its maturity on November 1, 1996. Interest will continue to accrue at 8% of the face value of the $7,563,000 note. As of December 31, 1995, the borrower was current on all interest payments.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                          Notes to Financial Statements
                           December 31, 1995 and 1994


The Company holds a first mortgage loan in the amount of $516,000 at December 31, 1995 secured by an industrial property in Los Angeles, California. The terms of the note include interest accruing at eight percent (8%) per annum for the first twenty-four months and at nine percent (9%) per annum for the next sixty months until the note matures in June 2001. Monthly principal and interest installment payments, computed based on a thirty year amortization schedule, commenced January 1995 and continue until maturity.

Contractually due principal payments of the mortgage loans receivable are scheduled as follows (in thousands):

             Year Ending
             December 31,

             1996                                    $  7,567
             1997                                           4
             1998                                           5
             1999                                           5
             2000                                           6
             Thereafter                                   492
                                                     --------
             Total                                      8,079
             Loss Provision                              (863)
                                                     --------
             Net                                     $  7,216
                                                     ========


Note 7. DEBT

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of December 31, 1995 and 1994 (in thousands):

                                                                                             1995             1994
                                                                                             ------           -----
Secured loan with an investment bank with a fixed interest rate of
7.57%, principal (based upon a 25 year amortization) and interest payments of $149 and maturity date of January 1, 2006. The loan is secured by nine properties with an aggregate net carrying value of
$39,082 at December 31, 1995                                                                   $20,000          $   --

Secured line of credit with a bank with a variable interest rate of
LIBOR plus 2.365% (7.88% at December 31, 1995), monthly interest only payments and maturity dates of November 29, 1998 and December 29, 1998.
The line is secured by nine properties and a mortgage note receivable
with an aggregate net carrying value of $25,783 at December 31, 1995                            10,000             --

Secured loan with a bank with a fixed interest rate of 7.75%, monthly principal (based upon a 25 year amortization) and interest payments of
$20 and maturity date of January 1, 2006. The loan is secured by one
property with a net carrying value of $3,916 at December 31, 1995                                2,650             --

Secured loan with a bank with a fixed interest rate of 8.00% , monthly principal (based upon a 25 year amortization) and interest payments of
$13 and maturity date of September 1, 2005. The loan is secured by one
property with a net carrying value of $4,056 at December 31, 1995                                1,035          1,103

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                          Notes to Financial Statements
                           December 31, 1995 and 1994

Secured loan with a variable interest rate of 1.5% over lenders prime per annum with monthly interest only payments until maturity on January
5, 1995 (see
below)                                                                                             --           1,300

Secured loan with a bank with a fixed interest rate of 8.25% per annum with monthly payments of principal and interest of $53 and matures on
May 1, 2002
(see below)                                                                                        --           4,097

Various borrowings of GC with fixed interest rates from 5.37% to 8.5%
and variable rates of lenders prime plus 1% to 2%. Maturity dates on
GC's borrowings ranged from November 18, 1995 to July 1, 1999 (see below)                          --          11,406
                                                                                             --------        --------

Total                                                                                        $ 33,685        $ 17,906
                                                                                             ========        ========


Of the loans outstanding at December 31, 1994, the $4,097,000 was paid off with proceeds received for the payoff of a wrap around mortgage note receivable held in favor of one of the GRT Predecessor Entities. In addition, the $1,300,000 and $11,406,000 notes were paid off as part of the refinancing in 1995.

The required principal payments on the mortgage loans for the next five years and thereafter are as follows (in thousands):

                          Year Ending
                          December 31,
                          ------------

                               1996              $       390
                               1997                      421
                               1998                   10,454
                               1999                      489
                               2000                      529
                         Thereafter                   21,402
                                                      ------
                              Total              $    33,685
                                                 ===========


Note 8.                     INVESTOR NOTES PAYABLE

Included in the proxy to approve or disapprove the Consolidation, was the option to choose notes in lieu of shares of Common Stock. Upon successful completion of the Consolidation, notes in the amount of $2,483,000 were issued to the limited partners whose votes indicated such election. The notes are unsecured obligations of the Company, bearing a variable rate of interest payable quarterly until their maturity date, November 1, 2002. Subsequent to December 31, 1995, the Company paid the notes in full, along with accrued interest, thereon.

Note 9.                     PREPAID CONSOLIDATION COSTS

Prepaid consolidation costs include the costs of mailing and printing the Prospectus/Consent Solicitation Statement, any supplements thereto or other documents related to the Consolidation, the costs of the Information Agent, Investor brochure, telephone calls, broker-dealer fact sheets, printing, postage, travel, meetings, legal and other fees related to the solicitation of consents, as well as reimbursement of costs incurred by brokers and banks in forwarding the Prospectus/Consent Solicitation Statement to Investors.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                          Notes to Financial Statements
                           December 31, 1995 and 1994



Included in prepaid consolidation costs and other liabilities are amounts accrued but not yet paid as of December 31, 1995. The entire balance of prepaid consolidation costs will be expensed January 1, 1996.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                          Notes to Financial Statements
                           December 31, 1995 and 1994


Note 10.  RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the GRT Predecessor Entities from related partnerships totaled $2,995,000, $2,858,000 and $3,712,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Note 11.  CAPITAL CONTRIBUTION FROM SHAREHOLDERS

During the year ended December 31, 1994, the two major shareholders of GC contributed to GC cash of approximately $16 million, along with an obligation to return $17 million of November 1995 one year Treasury Bills that had an approximate market value of $16 million (included in other liabilities at December 31, 1994) at the time of the contribution. This investment was viewed as a hedge against the Company's exposure to rising interest rates because of its floating rate debt. This position was closed in February 1995 at a total loss of approximately $116,000.

Note 12. PROVISION FOR LOSS ON INVESTMENTS IN REAL ESTATE, REAL ESTATE PARTNERSHIPS AND MORTGAGE LOANS RECEIVABLE

The loss provisions recorded during the years ended are as follows:


                                                                                   1995              1994             1993
                                                                                   ----              ----             ----
        Reduce carrying value of New Jersey note receivable to value
        of collateral                                                            $  863            $   --            $   --

        Loss on sale of real estate                                                  --             2,360             1,056

        Reduce value of GC investments in real estate partnerships to
        estimated net realizable value                                              955               557               828

        Loss on sale of investments                                                  --               591                --

        Other                                                                        58                --               425
                                                                                 ------            ------            ------

                                                                                 $1,876            $3,508            $2,309
                                                                                 ======            ======            ======


Note 13.              STOCK COMPENSATION PLAN

Subject to stockholder approval, the Board of Directors of the Company has adopted an incentive stock compensation plan (the "Incentive Plan") to enable certain executive officers and key employees of the company to participate in the ownership of the Company. There will be no option awards under the Incentive Plan until at least 90 days following completion of the Consolidation.

Shares of Common Stock will be reserved for issuance under the Incentive Plan and any other stock incentive plans adopted by the Company, which will equal ten percent (10%) of the total number of Shares outstanding, as of the effective date of the Consolidation. The Incentive Plan will be subject to approval by the Stockholders and is scheduled to remain in effect for 10 years unless terminated prior to such time by the Board of Directors.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                          Notes to Financial Statements
                           December 31, 1995 and 1994







In addition to the Incentive Plan, the Company intends to adopt other types of compensation plans for its directors, executive officers and employees.

Note 14. COMMITMENTS AND CONTINGENCIES

Environmental Matters. The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company's business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company's results of operations and cash flow.

General Uninsured Losses. The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses which may be either uninsurable, or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity. Should a property sustain damage as a result of an earthquake, the Company may incur losses due to insurance deductibles, co- payments on insured losses or uninsured losses. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property.

Litigation. The Company and the Associated Companies are defendants in certain legal proceedings stemming from the Consolidation and prior restructuring transactions. The complaints allege, among other things, that the valuation of the Associated Companies was excessive and that the interest rate assigned to the Investor Notes was too low for the risk involved. These proceedings are in various stages of completion. It is management's position that all claims associated with these matters are without merit. The Company intends to pursue a vigorous defense of all these matters.

Note 15. EXTRAORDINARY ITEMS

In 1993, $2,274,000 in debt forgiveness was recorded as extraordinary items. $920,000 of this amount was attributable to notes payable by GC for the purchase of the management contracts which was in excess of the then net book value of those contracts. The seller forgave all $1,600,000 remaining on these notes payable, which were to be due in full in 1996, in exchange for a $300,000 advance cash payment. An additional $1,354,000 in debt was forgiven in connection with the sale of the Country Suites By Carlson-Fort Worth hotel. All amounts forgiven under both transactions were payable to affiliates of the former general partner of the GRT Predecessor Entities.

                     GLENBOROUGH REALTY TRUST INCORPORATED
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                                 (In Thousands)

           COLUMN A                  COLUMN B                    COLUMN C       COLUMN D              COLUMN E
                                                                             Cost Capitalized
                                                                                 (Reduced)
                                                            Initial Cost to    Subsequent to            Gross Amount Carried
                                                                 Company(1)    Acquisition(6)            at December 31, 1995
                                                            ---------------  ----------------           ---------------------
                                                                  Buildings                                   Building
                                                                     and                                        and           (3)
     Description                    Encumbrances    Land        Improvements  Improvements        Land      Improvements     Total
                                                   --------        -------       --------        -------       -------       -------
Retail Properties:
  Atlanta Auto Centers:
    College Park, GA               $     (4)       $    266        $   489       $    (55)       $   266       $   434       $   700
    Marietta, GA                         (4)            404            701           (129)           404           572           976
    Norcross, GA                         (4)            287            641            (71)           287           570           857
    Roswell, GA                          (4)            206            332            (53)           206           279           485
    Smyrna, GA                           (4)            240            479            (75)           240           404           644
    Snellville, GA                       (4)            433            551            (60)           418           506           924
  Park Center(2)                         (4)          1,748          3,296           (557)         1,748         2,739         4,487
  QuickTrips:
    #668 - Granite City, IL                             599            475             --            599           475         1,074
    #722 - Lithonia, GA                                 581            450             --            581           450         1,031
    #718 - Norcross, GA                                 416            445            146            562           445         1,007
    #711 - Fulton, GA                                   618            616              6            618           622         1,240
    #75R - Tulsa, OK                                    181            442              8            181           450           631
    #738 - Mableton, GA                                 293            470             60            353           470           823
    #712 - Atlanta, GA                                  549            495             12            549           507         1,056
    #698 - Godfrey, IL                                  523            568             --            523           568         1,091
    #691 - Madison, IL                                  356            430             --            356           430           786
    #609 - St. Louis, MO                                451            617              7            451           624         1,075
  Shannon Crossing                       (5)          2,488          2,075            335          2,488         2,410         4,898
  Westwood Plaza                         (5)          2,206          3,892            302          2,206         4,194         6,400
                                                   --------        -------       --------        -------       -------       -------
                                                     12,845         17,464           (124)        13,036        17,149        30,185
                                                   --------        -------       --------        -------       -------       -------
Industrial Properties:
  All American Self Storage:
    Eagan, MN                            (4)            301            960           (196)           301           764         1,065
    New Hope, MN                         (4)            207          1,940           (265)           207         1,675         1,882
  Benicia Industrial Park                (5)          1,037          4,787           (280)           978         4,566         5,544


                                      COLUMN F            COLUMN G          COLUMN H




                                                            (1)                Life
                                     Accumulated            Date            Depreciated
                                    Depreciation           Acquired            Over
                                    ------------           --------         ------------
Retail Properties:
  Atlanta Auto Centers:
    College Park, GA                  $   59                12/86            5-25 yrs.
    Marietta, GA                          78                12/86            5-25 yrs.
    Norcross, GA                          77                12/86            5-25 yrs.
    Roswell, GA                           39                12/86            5-25 yrs.
    Smyrna, GA                            55                12/86            5-25 yrs.
    Snellville, GA                        71                12/86            5-25 yrs.
  Park Center(2)                          37                99/86            5-25 yrs.
  QuickTrips:
    #668 - Granite City, IL               12                59/90            5-20 yrs.
    #722 - Lithonia, GA                   11                89/90              20 yrs.
    #718 - Norcross, GA                   11                79/90              20 yrs.
    #711 - Fulton, GA                    227                10/88            5-20 yrs.
    #75R - Tulsa, OK                     167                10/88              20 yrs.
    #738 - Mableton, GA                  123                 9/90            5-20 yrs.
    #712 - Atlanta, GA                   189                10/88              20 yrs.
    #698 - Godfrey, IL                   149                 9/90              20 yrs.
    #691 - Madison, IL                   113                 9/90              20 yrs.
    #609 - St. Louis, MO                 227                10/88            5-20 yrs.
  Shannon Crossing                     1,211                10/88            3-14 yrs.
  Westwood Plaza                       1,518                 1/88            3-23 yrs.
                                       -----
                                       5,042
                                       -----
Industrial Properties:
  All American Self Storage:
    Eagan, MN                            104                 7/86            5-25 yrs.
    New Hope, MN                         244                 7/86            5-25 yrs.
  Benicia Industrial Park              1,569                 7/86            5-30 yrs.


                                   (continued)

                     GLENBOROUGH REALTY TRUST INCORPORATED
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 1995 - CONTINUED -
                                 (In Thousands)


           COLUMN A                      COLUMN B         COLUMN C               COLUMN D                     COLUMN E
                                                                            Cost Capitalized
                                                                                (Reduced)
                                                            Initial Cost to    Subsequent to      Gross Amount Carried
                                                                  Company(1)   Acquisition(6)     at December 31, 1995
                                                            ---------------- ----------------     --------------------
                                                                   Buildings                                  Building
                                                                     and                                        and            (3)
     Description                       Encumbrances    Land      Improvements   Improvements      Land      Improvements      Total
-----------------------------------------------------------------------------------------------------------------------------------
Industrial Properties (continued)
Case Equipment Corp.:
     Kansas City, KS                                      383         3,264         (1,396)          236         2,015         2,251
    Memphis, TN                                           305         2,583         (1,106)          187         1,595         1,782
Navistar Intntl Trans.:
    W. Chicago, IL                           (5)        1,289        10,941         (4,682)          793         6,755         7,548
    Baltimore, MD                            (5)          577         4,911         (2,101)          355         3,032         3,387
  Park 100 - Building 42 & 46                (4)          712         3,286           (417)          712         2,869         3,581
  Sea Tac II(2)                              (4)          712         1,474           (238)          712         1,236         1,948
                                                      -------      --------       --------       -------      --------      --------
                                                        5,523        34,146        (10,681)        4,481        24,507        28,988
                                                      -------      --------       --------       -------      --------      --------
Office Properties:
  4500 Plaza                              1,035         1,192         4,606            543         1,123         5,218         6,341
  Regency Westpointe                         (5)          530         3,147            732           530         3,879         4,409
                                                      -------      --------       --------       -------      --------      --------
                                                        1,722         7,753          1,275         1,653         9,097        10,750
                                                      -------      --------       --------       -------      --------      --------
Hotel Properties:
  Country Suites by Carlson:
    Arlington, TX                            (5)        1,527         5,346          1,157         1,611         6,419         8,030
    Irving, TX(2)                            (4)          972         3,850         (1,199)          954         2,669         3,623
    Ontario, CA                              (5)        1,224         5,576            272         1,145         5,927         7,072
    Tucson, AZ                               (5)        1,048         7,600          1,115         1,093         8,670         9,763
                                                      -------      --------       --------       -------      --------      --------
                                                        4,771        22,372          1,345         4,803        23,685        28,488
                                                      -------      --------       --------       -------      --------      --------
Residential Property:
  Summer Breeze                           2,650         1,857         2,138             45         1,857         2,183         4,040
                                                      -------      --------       --------       -------      --------      --------
                                                        1,857         2,138             45         1,857         2,183         4,040
                                                      -------      --------       --------       -------      --------      --------

                                       $ 33,685       $26,718      $ 83,873       $ (8,140)      $25,830      $ 76,621      $102,451
                                       ========       =======      ========       ========       =======      ========      ========

   COLUMN A                                 COLUMN F      COLUMN G          COLUMN H
                                                            (1)                Life
                                           Accumulated      Date           Depreciated
  Description                             Depreciation     Acquired            Over
----------------------------------------------------------------------------------------
Industrial Properties (continued)
Case Equipment Corp.:
     Kansas City, KS                           477            3/84               50 yrs.
    Memphis, TN                                378            3/84               50 yrs.
Navistar Intntl Trans.:
    W. Chicago, IL                           1,596            3/84               50 yrs.
    Baltimore, MD                              717            3/84               50 yrs.
  Park 100 - Building 42 & 46                  403           10/86             5-25 yrs.
  Sea Tac II(2)                                177            2/86             5-25 yrs.
                                           -------
                                             5,665
                                           -------
Office Properties:
  4500 Plaza                                 2,285            3/86             5-30 yrs.
  Regency Westpointe                         1,142            6/87             5-30 yrs.
                                           -------
                                             3,427
                                           -------
Hotel Properties:
  Country Suites by Carlson:
    Arlington, TX                            3,161            12/86            7-25 yrs.
    Irving, TX(2)                              403            10/86            5-25 yrs.
    Ontario, CA                              2,842            11/86            5-30 yrs.
    Tucson, AZ                               4,213            12/86            7-25 yrs.
                                           -------
                                            10,619
                                           -------
Residential Property:
  Summer Breeze                                124            1/95             3-18 yrs.
                                           -------
                                               124
                                           -------

                                           $24,877
                                           ========


(1)  Initial Cost and Date Acquired by Participating Partnership

(2) The Company holds a participating first mortgage interest in the property. In accordance with GAAP, the Company is accounting for the property as though it holds fee title.

(3)  The aggregate cost for Federal income tax purposes is $84,400.

(4)  Pledged as security for Imperial Bank Loan -- $10,000.

(5)  Pledged as security for Bear Stearns Loan -- $20,000.

(6)  Bracketed amounts represent reductions to carrying value in prior years.

                      GLENBOROUGH REALTY TRUST INCORPORATED


             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (In Thousands)

Reconciliation of gross amount at which real estate was carried:

                                            For the years ended December 31,
                                          1995           1994            1993
                                          ----           ----            ----
Investments in real estate:

  Balance at beginning of period        $ 83,449       $ 86,400        $ 89,293

   Additions during period:
    Property acquisition                  17,151            206              --
    Improvements, etc                      1,851          2,464           1,201

   Retirements                                --         (5,621)         (4,094)
                                        --------       --------        --------

Balance at end of period                $102,451       $ 83,449        $ 86,400
                                        ========       ========        ========

  Accumulated Depreciation:

  Balance at beginning of period        $ 19,455       $ 16,945        $ 15,308

   Additions charged to costs and
    expenses                               2,254          3,489           3,165
   Acquisitions                            3,168             --              --

   Retirements                                --           (979)         (1,528)
                                        --------       --------        --------

Balance at end of period                $ 24,877       $ 19,455        $ 16,945
                                        ========       ========        ========

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1995
                                 (In Thousands)

           COLUMN A            COLUMN B         COLUMN C



 Description of Loan                         Final Maturity
and Securing Property        Interest Rate        Date
---------------------        -------------   --------------
First Mortgage Loan             8%                11/1/96
  Office and research
  complex,
  Eatontown, NY



First Mortgage Loan            8%-9%               6/1/01

  Industrial property,
  Los Angeles, CA



           COLUMN A                COLUMN D                 COLUMN E        COLUMN F       COLUMN G           COLUMN H

                                                                                                          Principal Amount
                                                                                                          of Loans Subject
 Description of Loan               Periodic                                   Face         Carrying         to Delinquent
and Securing Property            Payment Terms             Prior Liens       Amount       Amount (1)    Principal or Interest
---------------------     --------------------------       -----------       ------       ----------    ---------------------
First Mortgage Loan       Monthly interest payments,
  Office and research     principal due upon maturity
  complex,                Decreasing prepayment penalty         None        $7,600           $6,700             None
  Eatontown, NY           of between $76 and $380
                          commencing February 1, 1991


First Mortgage Loan       Monthly interest and principal        None           553               516            None
                                                                             -----             -----
  Industrial property,    payments, commencing
  Los Angeles, CA         January 1, 1996 based on a
                          thirty year amortization
                                                               8,153        $7,216
                                                               =====        ======

               GLENBOROUGH REALTY TRUST INCORPORATED
            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1995

The following is a summary of changes in the carrying amount of mortgage loans for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                       1995            1994            1993
                                   --------        --------        --------
Balance at beginning of year       $ 19,953        $ 18,825        $ 18,967

 Additions during year:
   New mortgage loans                     7           2,122             108

 Deductions during year:
   Loss provision                      (863)             --              --
   Collections of principal         (11,881)           (994)           (250)
                                   --------        --------        --------
Balance at end of year             $  7,216        $ 19,953        $ 18,825
                                   ========        ========        ========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          GLENBOROUGH REALTY TRUST INCORPORATED



Date: February 21, 1997                   By: /s/ Terri Garnick
                                              ---------------------------------
                                              Terri Garnick
                                              Senior Vice President,
                                              Chief Accounting Officer,
                                              Treasurer
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX




        EXHIBIT
        NUMBER                    EXHIBIT TITLE
       ---------  --------------------------------------------------------------
         3.01 Articles of Amendment and Restatement of Articles of Incorporation of Glenborough Realty Trust Incorporated. (1)

         3.02     Bylaws of Glenborough Realty Trust Incorporated. (1)

         4.02     Form of Common Stock Certificate. (1)

         10.01 First Amended and Restated Agreement of Limited Partnership of Glenborough Properties, L.P. (1)

         10.02 Form of Indemnification Agreement for existing Officers and Directors of Glenborough Realty Trust Incorporated. (1)

         10.04*   1996 Employee Stock Incentive Plan. (1)

         10.05*   1996 Non-Employee and Director Stock Incentive Plan. (1)

         10.06 Lease Agreements between Glenborough Properties, L.P. and Glenborough Hotel Group for Country Suites-Ontario and Country Suites-Arlington (2)

         10.07* Employment Agreement between Glenborough Realty Trust Incorporated and Robert Batinovich (2)

         10.08* Employment Agreement between Glenborough Realty Trust Incorporated and Andrew Batinovich (2)

         10.14 Management, Administration and Consulting Agreement dated as of December 20, 1994 between Glenborough Inland Realty Corporation and the General Partners of nine Rancon Partnerships. (1)

         10.15 Amendment to Management, Administration and Consulting Agreement dated March 30, 1995 between Glenborough Inland Realty Corporation and the General Partners of nine Rancon Partnership. (1)

         10.18 Agreement between Glenborough Corporation and Bear, Stearns & Co., Inc., dated October 7, 1994. (1)

         10.19* Employment Agreement between Glenborough Realty Corporation Robert Batinovich (2)

         10.20* Employment Agreement between Glenborough Realty Corporation Andrew Batinovich (2)

         10.21* Employment Agreement between Glenborough Inland Realty Corporation and Andrew Batinovich (2)

        EXHIBIT
        NUMBER                    EXHIBIT TITLE
       ---------  --------------------------------------------------------------

         10.22* Employment Agreement between Glenborough Inland Realty Corporation and Andrew Batinovich (2)

         10.23* Employment Agreement between Glenborough Hotel Group and Andrew Batinovich (2)

         10.24 Form of Indemnification Agreement for Existing Officers and Directors of Glenborough Hotel Group. (1)

         10.25 Form of Indemnification Agreement for Existing Officers and Directors of Glenborough Realty Corporation. (1)

         10.26 Form of Indemnification Agreement for Existing Officers and Directors of Glenborough Inland Realty Corporation. (1)

         10.27 Registration Agreement between Glenborough Realty Trust Incorporated and GPA, Ltd. (2)

         10.28    Lock Up Agreements. (2)

         10.29 Subscription Agreement between Glenborough Properties, L.P. and GPA, Ltd. (2)

         10.30 Form of Agreement for Purchase and Sale of Real Estate to be entered into by and between Glenborough Realty Trust Incorporated and Outlook Income Fund 9. (1)

         10.31 Indemnification Agreement for Glenborough Realty Corporation and Glenborough Realty Trust Incorporated, with Robert Batinovich as indemnitor. (2)

*    Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

(2) Incorporated by references to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.