Form 10-Q/A
period 1996-03-31
GLENBOROUGH REALTY TRUST INC
filed 1997-02-24
CIK 929454

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                   (Mark One)
            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                Explanatory Note

        All items of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996 are included herein; however, only the items set forth below are hereby amended to the extent set forth herein, by this Form 10-Q/A:

        Part I
        ------

        Item 1
        Item 2


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
             Consolidated Balance Sheet at
             December 31, 1995):

             Consolidated Balance Sheets at March
             31, 1996 and December 31, 1995                      4

             Consolidated and Combined Statements
             of Income for the three months ended
             March 31, 1996 and 1995                             5

             Consolidated and Combined Statements
             of Equity for the three months ended
             March 31, 1996 and 1995                             6

             Consolidated and Combined Statements
             of Cash Flows for the three months
             ended March 31, 1996 and 1995                       7-8

             Notes to Consolidated Financial
             Statements                                          9-14

             Consolidated Financial Statements of
             Glenborough Hotel Group (Unaudited):

             Consolidated Balance Sheet at March
             31, 1996                                            15

             Consolidated Statement of Income for
             the three months ended March 31, 1996               16

             Consolidated Statement of Equity for
             the three months ended March 31, 1996               17

             Consolidated Statement of Cash Flows
             for the three months ended March 31,
             1996                                                18

             Notes to Consolidated Financial
             Statements                                          19-22

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED


                                                                 PAGE NO.

ITEM 2.      Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations:

                 Glenborough Realty Trust Incorporated             23-27

                 Glenborough Hotel Group                           28


PART II      OTHER INFORMATION

ITEM 1.      Legal Proceeding                                      29-30

ITEM 5.      Other Information                                     31

ITEM 6.      Exhibits and Reports on Form 8-K                      31


SIGNATURES                                                         32

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      GLENBOROUGH REALTY TRUST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                    March 31,             December 31,
                                                      1996                   1995
                                                      ----                   ----
ASSETS
   Rental property, net of accumulated
     depreciation of $25,312 and $24,877
     in 1996 and 1995, respectively                  $74,300               $ 77,574
   Property held for sale, net of
    accumulated depreciation of $378 in
    1996                                               2,570                    ---
   Investments in Associated Companies
     and Glenborough Partners                          6,577                  5,763
   Investments in management contracts
     and other, net                                      433                    484
   Mortgage loans receivable, net of
     provision for loss of $863 in 1996
     and 1995                                          7,451                  7,465
   Cash and cash equivalents                           1,326                  4,587
   Prepaid consolidation costs                           ---                  6,082
   Prepaid litigation costs                              ---                  1,155
   Other assets                                        2,605                  2,630
                                                     -------               --------
        TOTAL ASSETS                                 $95,262               $105,740
                                                     =======               ========
LIABILITIES
   Mortgage loans                                    $23,616               $ 23,685
   Secured bank line                                  10,000                 10,000
   Investor notes payable                                ---                  2,483
   Other liabilities                                   3,939                  5,982
                                                     -------               --------
     Total liabilities                                37,555                 42,150
                                                     -------               --------
MINORITY INTEREST                                      8,063                  7,962

STOCKHOLDERS' EQUITY
   Common stock (5,753,709 shares
    issued and outstanding)                                6                      6
   Additional paid-in capital                         55,622                 55,622
   Retained earnings (deficit)                        (5,984)                   ---
                                                     -------               --------
     Total stockholders' equity                       49,644                 55,628
                                                     -------               --------
        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                        $95,262               $105,740
                                                     =======               ========

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


                                             Glenborough          GRT
                                             Realty Trust     Predecessor
                                             Incorporated      Entities
                                             Consolidated       Combined
                                            March 31, 1996    March 31, 1995
                                            --------------    --------------
REVENUES
    Rental revenue                           $    3,589           $3,928
    Fees and reimbursements
        (including $66 and
        $1,264 to affiliates
        in 1996 and 1995)                            66            3,707
    Interest and other income                       191              918
    Equity in earnings of
        Associated Companies                        425               --
                                             ----------           ------
           Total revenue                          4,271            8,553
                                             ----------           ------
OPERATING EXPENSES
    Operating expenses                            1,017            1,457
    General and administrative                      281            3,678
    Depreciation and amortization                   897            1,061
    Interest expense                                722              503
    Consolidation  costs                           6,082               --

    Litigation costs                              1,155               --
                                             ----------           ------
               Total operating expense           10,154            6,699


Income (loss) from operations before
 provision for income taxes
 and minority interest                           (5,883)           1,854

Provision for income taxes                           --             (160)
Minority interest                                  (101)              --

Net income (loss)                            $   (5,984)          $1,694
                                             ==========           ======
Net loss per share                           $    (1.04)
                                             ==========
Weighted average shares
 outstanding                                  5,753,709
                                             ==========


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




                                                           GRT Predecessor Entities Combined
                                       ------------------------------------------------------------------------
                                                                  Add-      Receivable
                                                               itional       from         Retained
                           General      Limited      Common    Paid-in      Stock-        Earnings
                           Partner     Partners       Stock    Capital      holder        (Deficit)       Total
                           -------     --------       -----    -------      ------        ---------       -----
BALANCE at
  December 31, 1994        $(1,730)      $85,337       $  5     $ 6,613    $(8,763)        $ (904)       $80,558
Distributions                   (8)         (956)       ---         ---        ---            ---           (964)

Redemption of shares           ---           ---         (2)     (6,613)       ---         (4,002)       (10,617)

Repayment of
  Stockholder
  advances, net                ---           ---        ---         ---      8,763            ---          8,763
Net income                      11         1,001        ---         ---        ---            682          1,694
                           -------       -------       ----     -------    -------         ------        -------
BALANCE at
  March 31, 1995           $(1,727)      $85,382       $  3     $   ---    $   ---        $(4,224)       $79,434
                           =======       =======       ====     =======    =======         ======        =======


                      Glenborough Realty Trust Incorporated
                   ------------------------------------------------

                                Common Stock            Add -
                             ------------------       itional        Retained
                                           Par        Paid-in        Earnings
                             Shares       Value       Capital       (Deficit)          Total
                             ------       -----       -------        -------           -----
BALANCE at
  December 31, 1995          5,754       $    6       $55,622         $   ---         $55,628

Net income                     ---          ---           ---          (5,984)         (5,984)
                             -----       ------       -------         -------         -------
Balance at
  March 31, 1996             5,754       $    6       $55,622         $(5,984)        $49,644
                             =====       ======       =======         =======         =======



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


                                                         Glenborough            GRT
                                                         Realty Trust       Predecessor
                                                         Incorporated         Entities
                                                         Consolidated         Combined
                                                        March 31, 1996      March 31, 1995
                                                           -------             --------
Cash flows from operating activities:
             Net income (loss)                             $(5,984)            $  1,694
             Adjustments to reconcile net
               income (loss) to net cash
               used for operating
               activities:
                Depreciation and amortization                  897                1,061
                Amortization of loan fees                       36                   23
                Minority interest in income
                  from operations                              101                   --
                Equity in earnings of
                    Associated Companies                      (425)                  --
                Consolidation costs                          6,082                   --
                Litigation costs                             1,155                   --
                Changes in certain assets and
                    liabilities, net                        (2,169)             (15,589)
                                                           -------             --------
                Net cash used for operating
                  activities                                  (307)             (12,811)
                                                           -------             --------
Cash flows from investing activities:
             Additions to rental property                      (27)              (2,459)
             Principal receipts on mortgage
                loans receivable                                14                  415
             Investment in Associated Companies               (389)                  --
                                                           -------             --------
                Net cash used for investing
                  activities                                  (402)              (2,044)
                                                           -------             --------


                                  - continued -

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES
          CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS - continued
               For the three months ended March 31, 1996 and 1995
                                 (in thousands)
                                   (Unaudited)

                                                               Glenborough              GRT
                                                              Realty Trust          Predecessor
                                                              Incorporated           Entities
                                                              Consolidated           Combined
                                                             March 31, 1996       March 31, 1995
                                                              ------------         ------------
Cash flows from financing activities:
             Repayment of borrowings                                (69)                 (1,043)
             Payment of investor notes                           (2,483)                    ---
             Payments from Stockholder, net                         ---                   8,763
             Distributions                                          ---                    (964)
             Redemption of shares                                   ---                 (10,617)
                                                                -------                --------
                    Net cash used for
                       financing activities                      (2,552)                 (3,861)
                                                                -------                --------
Net decrease in cash and cash
             equivalents                                         (3,261)                (18,716)

Cash and cash equivalents, at
             beginning of period                                  4,587                  23,929
                                                                -------                --------
Cash and cash equivalents, at
             end of period                                      $ 1,326                $  5,213
                                                                =======                ========
Supplemental disclosure of cash flow information:

             Cash paid for interest                             $   509                $    480
                                                                =======                ========


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

The Company also holds 100% of the non-voting preferred stock of three Associated Companies:

- Glenborough Corporation (formerly known as Glenborough Realty Corporation) ("GC") is the general partner of nine partnerships and provides asset and property management services for these nine partnerships and two partnerships for which an affiliate serves as general partner (the "Controlled Partnerships"). It also provides property management services for a limited portfolio of property owned by unaffiliated third parties.

- Glenborough Inland Realty Corporation ("GIRC") provides partnership administration, asset management, property management and development services under a long term contract to an additional group of partnerships which include six public and one private partnerships.

- Glenborough Hotel Group ("GHG") leases the three Country Suites By Carlson hotels owned by the Company and operates them for its own account. It also operates three Country Suites By Carlson hotels owned by the Controlled Partnerships, and operates two resort condominium hotels.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                          Notes to Financial Statements

                                 March 31, 1996
                                   (Unaudited)


As of March 31, 1996 and December 31, 1995 the Company had the following investments in Associated Companies and GP (in thousands):

                         GC             GIRC             GHG              GP           Total
                       -----           ------           ------           ----          ------
Investment at
 December 31,
 1995                  $(109)          $3,919           $1,368           $585          $5,763

Cash contribution         94               95              200            ---             389

Equity in
 earnings                 61              320               44            ---             425
                       -----           ------           ------           ----          ------
Investment at
 March 31,
 1996                  $  46           $4,334           $1,612           $585          $6,577
                       =====           ======           ======           ====          ======

                                                                          3.9%
                      100%             100%             100%             Limited
Nature of             Preferred        Preferred        Preferred        partner
 investment           stock            stock            stock            interest

On April 23, 1996, the boards of directors of the Associated Companies declared the following respective dividends to be made in April 1996 (in thousands):

                                GC             GIRC           GHG           Total
                               ----            ----           ----          -----
Preferred dividends
 to the Company                $  4            $  4            $ 7          $ 15

Additional dividends
 to the Company                 127             481             32           640
                               ----            ----            ---           ---
Total dividends
 to the Company                 131             485             39           655

Dividends to others               7              25             11            43
                               ----            ----           ----          ----
Total dividends                $138            $510           $ 50          $698
                               ====            ====           ====          ====

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

Note 8.  STOCK COMPENSATION PLAN

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

Note 10. PROPERTY SALES AND ACQUISITIONS

The Company has entered into an agreement to sell the two self-storage facilities included in its industrial portfolio, for a sales price of $2,900,000. Such properties currently have a net book value of $2,750,000. The sale, which is expected to close in June or July, is anticipated to be an all-cash sale and the Company will have no continuing obligations or involvement with these properties. Accordingly, the Company will recognize the sale of the two self-storage facilities under the full accrual method of accounting.

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

                             GLENBOROUGH HOTEL GROUP
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)
                                   (Unaudited)


                                                 March 31,
                                                   1996
                                                   ----
ASSETS
   Rental property and equipment, net of
     accumulated depreciation of $96              $  189
   Investments in management contracts, net          487
   Cash and cash equivalents                         594
   Investment in Atlantic Pacific Assurance
     Company, Limited                                755
   Other assets                                      446
                                                  ------
        TOTAL ASSETS                              $2,471
                                                  ======
LIABILITIES
   Mortgage loan                                  $   80
   Accrued lease expense                             383
   Other liabilities                                 371
                                                  ------
     Total liabilities                               834
                                                  ------

STOCKHOLDERS' EQUITY
   Common stock (1,000 shares)                        20
   Non-Voting preferred stock (50 shares)             --
   Additional paid-in capital                      1,568
   Retained earnings                                  49
                                                  ------
     Total stockholders' equity                    1,637
                                                  ------
        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                     $2,471
                                                  ======


                     The accompanying notes are an integral
                       part of these financial statements.

                             GLENBOROUGH HOTEL GROUP
                        CONSOLIDATED STATEMENT OF INCOME
                                 (in thousands)
                                   (Unaudited)


                                               Three Months
                                                  Ended
                                                March 31,
                                                  1996
                                                --------
REVENUES
    Room revenue                                  $1,915
    Fees and reimbursements                          550
    Other revenue                                     79
                                                  ------
           Total revenue                           2,544
                                                  ------
EXPENSES
    Hotel Leased Properties
        Room expenses                                576
        Lease payments                               683
        Sales and marketing                          185
        Property general and administrative          163
        Other operating expenses                     190
    Hotel Managed Properties
        Salaries and benefits                        401
    Other Expenses
        General and administrative                   231
        Depreciation and amortization                 25
        Interest expense                               1
                                                  ------
               Total expense                       2,455
                                                  ------
Income from operations before provision
    for income taxes                                  89

Provision for income taxes                           (40)
                                                  ------
Net income                                        $   49
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

                             GLENBOROUGH HOTEL GROUP
                        CONSOLIDATED STATEMENT OF EQUITY
                    For the three months ended March 31, 1996
                          (in thousands, except shares)
                                   (Unaudited)




                           Preferred Stock         Common Stock          Add -
                           ---------------       ---------------        itional     Retained
                                       Par                  Par         Paid-in     Earnings
                           Shares    Value       Shares    Value        Capital     (Deficit)     Total
                           ------    -----       ------    -----        -------     ---------     -----
BALANCE at
 December 31, 1995           50       $--        1,000       $20       $1,368           $--       $1,388

Additional paid-
 in capital                  --        --           --        --          200            --          200

Net income                   --        --           --        --           --            49           49
                             --       ---        -----       ---       ------           ---       ------
Balance At
 March 31, 1996              50       $--        1,000       $20       $1,568           $49       $1,637
                             ==       ===        =====       ===       ======           ===       ======


                   The accompanying notes are an integral part
                         of these financial statements.

                             GLENBOROUGH HOTEL GROUP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                     Three Months
                                                        Ended
                                                      March 31,
                                                        1996
                                                        ----
Cash flows from operating activities:
   Net income                                           $ 49
   Adjustments to reconcile net
      income to net cash provided by
      operating activities:
         Depreciation and amortization                    25
         Changes in certain assets and
            liabilities                                  292
                                                        ----
         Net cash provided by operating
            activities                                   366
                                                        ----
Cash flows from financing activities:
   Capital contributions                                 200
   Repayment of borrowings                                (5)
                                                        ----
   Net cash provided by
      financing activities                               195
                                                        ----
   Net increase in cash                                  561

   Cash and cash equivalents at
      beginning of period                                 33
                                                        ----
   Cash and cash equivalents at
      at end of period                                  $594
                                                        ====
Supplemental disclosure of
  cash flow information:

         Cash paid for interest                         $  1
                                                        ====

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

                             GLENBOROUGH HOTEL GROUP
                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                   (Unaudited)


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

                             GLENBOROUGH HOTEL GROUP
                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                   (Unaudited)

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

                           HOTEL LEASE RENT PROVISIONS

                       Initial
                       Annual
  Hotel               Base Rent       Annual Percentage Rent Formulas
  -----               ---------       -------------------------------
Ontario, CA           $240,000        24% of the first $1,575,000 of room
                                      revenue plus 40% of room revenue above
                                      $1,575,000 and 5% of other revenue

Arlington, TX          360,000        27% of the first $1,600,000 of room
                                      revenue plus 42% of room revenue above
                                      $1,600,000 and 5% of other revenue

Tucson, AZ             600,000        40% of the first $1,350,000 of room
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

RESULTS OF OPERATIONS

Certain components of the Company's results of operations are not comparable to those of the GRT Predecessor Entities. The primary reason for the difference is due to the segregation in 1996 of the operations (management fees and reimbursements, as well as related expenses) of GHG, GIRC and GC (the Associated Companies), all of which were consolidated in the GRT Predecessor Entities 1995 financial statements. Effective January 1, 1996, the Company owns 100% of the preferred stock in each of these Associated Companies and accounts for its interests under the equity method. Also contributing to the comparability difference is the change in the operations structure of the three hotel properties ("the Hotels"). The Hotels were wholly owned by the GRT Predecessor Entities and thereby, the operations of the Hotels were included in the financial statements of the GRT Predecessor Entities. Under the current structure, the Company owns the Hotels but leases them to GHG for operation. The Company includes only the related lease payments received from GHG in its statement of operations. The decrease in fees and reimbursements by $3,641,000 or 98% from $3,707,000 in 1995 to $66,000 in 1996 and the decrease of $3,397,000, or 92% in general and administrative expenses, including salaries, from $3,678,000 in 1995 to $281,000 in 1996 are the primary components affected by these changes in structure.

Average occupancy at the Company's properties, summarized by property type, at March 31 was:

                             1996         1995
                             ----         ----
Retail                       92.1%        94.5%
Industrial                   99.5%        99.2%
Office                       98.0%        92.3%
Residential                  89.4%        96.0%
Hotel                        77.9%        76.4%

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

FUNDS FROM OPERATIONS

The Company believes that Funds From Operations ("FFO") is a measure of cash flow which, when considered in conjunction with other measures of operating performance, affects the value of equity REITs such as the Company. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (computed in accordance with GAAP) excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In the first quarter of 1996, consolidaton and litigation costs that were charged to net income have also been added back to determine FFO.

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

                                     March 31,
                                       1996
                                     ---------
Net LOSS before PROVISION
   FOR INCOME TAXES AND
   minority interest                 $   (5,883)

Consolidation costs                       6,082

Litigation costs                          1,155

Depreciation and amortization               897
Loss provisions                              --
Adjustment to reflect FFO of
   Associated Companies (1)                 284
                                     ----------
FFO                                       2,535
                                     ----------
Amortization of deferred
 financing fees                              36
Principal receipts on mortgage
 loans                                       14
Capital reserve                            (185)
Capital expenditures                        (54)
Principal amortization reserve              (86)
                                     ----------
FAD                                  $    2,260
                                     ==========
Distributions per share              $     0.30

Fully converted weighted
 average shares outstanding           6,296,042

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

                  This action alleges the same disclosure violations and breaches of fiduciary duty as were alleged in the Blumberg action. The complaint sought injunctive relief, which was denied at a hearing on December 22, 1995. At that hearing, the court also deferred all further proceedings in this case until after the scheduled January 17 hearing in the Blumberg case. Given the delays in the resolution of the Blumberg case, the court and the parties in BEJ have postponed all proceedings in BEJ, and the defendants' responsive pleading in BEJ is now due on June 1, 1996.

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

                                        GLENBOROUGH REALTY TRUST INCORPORATED


Date: February 21, 1997                 By:  /s/ Terri Garnick
                                           -----------------------------------
                                             Terri Garnick
                                             Senior Vice President,
                                             Chief Accounting Officer,
                                             Treasure
                                             (Principal Accounting Officer)