Form 10-Q/A
period 1996-06-30
GLENBOROUGH REALTY TRUST INC
filed 1997-02-24
CIK 929454

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

                                EXPLANATORY NOTE

        All items of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996 are included herein; however, only the items set forth below are hereby amended, to the extent set forth herein, by this Form 10-Q/A:

PART I

Item 1

Item 2

PART II

Item 1

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED

                                                                                                        PAGE NO.

PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements of
                  Glenborough Realty Trust Incorporated
                  and Combined Financial Statements of
                  the GRT Predecessor Entities (Unaudited
                  except for the Consolidated Balance
                  Sheet at December 31, 1995):

                      Consolidated Balance Sheets at
                      June 30, 1996 and December 31, 1995                                                   4

                      Consolidated and Combined Statements
                      of Operations for the six months
                      ended June 30, 1996 and 1995                                                          5

                      Consolidated and Combined Statements
                      of Income for the three months ended
                      June 30, 1996 and 1995                                                                6

                      Consolidated and Combined Statements
                      of Equity for the six months ended
                      June 30, 1996 and 1995                                                                7

                      Consolidated and Combined Statements
                      of Cash Flows for the six months
                      ended June 30, 1996 and 1995                                                         8-9

                      Notes to Consolidated Financial
                      Statements                                                                         10-15

                  Consolidated Financial Statements of
                  Glenborough Hotel Group (Unaudited):

                      Consolidated Balance Sheet at
                      June 30, 1996                                                                         16

                      Consolidated Statements of Income for
                      the six and three months ended
                      June 30, 1996                                                                         17

                      Consolidated Statement of Equity for
                      the six months ended June 30, 1996                                                    18

                      Consolidated Statement of Cash Flows
                      for the six months ended June 30, 1996                                                19

                      Notes to Consolidated Financial
                      Statements                                                                         20-22

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED


                                                                                                        PAGE NO.
ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations:

                      Glenborough Realty Trust Incorporated                                              23-29

                      Glenborough Hotel Group                                                            30-31


PART II           OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                                      32-33

ITEM 2.           Changes in Securities                                                                     33

ITEM 3.           Defaults Upon Senior Securities                                                           33

ITEM 4.           Submission of Matters to a Vote of Security Holders                                       33

ITEM 5.           Other Information                                                                         34

ITEM 6.           Exhibits and Reports on Form 8-K                                                          34

SIGNATURES                                                                                                  35

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      GLENBOROUGH REALTY TRUST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                            June 30,              December 31,
                                                                              1996                    1995
ASSETS                                                                      --------                ---------
   Rental property, net of accumulated
     depreciation of $26,082 and $24,877
     in 1996 and 1995, respectively                                       $  73,791               $  77,574
   Investments in Associated Companies
     and Glenborough Partners                                                 6,466                   5,763
   Investments in management contracts
     and other, net                                                             388                     484
   Mortgage loans receivable, net of
     provision for loss of $863 in 1996
     and 1995                                                                 7,213                   7,465
   Cash and cash equivalents                                                  1,690                   4,587
   Prepaid consolidation costs                                                   --                   6,082
   Prepaid litigation costs                                                      --                   1,155
   Other assets                                                               3,204                   2,630
                                                                           --------                --------
        TOTAL ASSETS                                                      $  92,752               $ 105,740
                                                                           ========                ========
LIABILITIES
   Mortgage loans                                                         $  23,520               $  23,685
   Secured bank line                                                          9,210                  10,000
   Investor notes payable                                                       ---                   2,483
   Other liabilities                                                          2,459                   5,982
                                                                           --------                --------
     Total liabilities                                                       35,189                  42,150
                                                                           --------                --------
MINORITY INTEREST                                                             8,041                   7,962

STOCKHOLDERS' EQUITY
   Common stock (5,768,709 and 5,753,709
    shares issued and outstanding in 1996
    and 1995, respectively)                                                       6                       6
    Additional paid-in capital                                               55,847                  55,622
    Deferred compensation                                                      (193)                     --
    Retained earnings (deficit)                                              (6,138)                     --
                                                                           --------                --------
     Total stockholders' equity                                              49,522                  55,628
                                                                           --------                --------
        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                             $  92,752               $ 105,740
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

                                                         Glenborough            GRT
                                                         Realty Trust        Predecessor
                                                         Incorporated         Entities
                                                         Consolidated         Combined
                                                         June 30, 1996      June 30, 1995
                                                         -------------      -------------
REVENUES
    Rental revenue                                       $     7,039        $     7,964
    Fees and reimbursements (including
      $133 and $2,267 from affiliates
      in 1996 and 1995)                                          133              7,173
    Interest and other income                                    370              1,812
    Equity in earnings of Associated
     Companies                                                   969                 --
    Gain on sale of rental property                              321                 --
                                                         -----------        -----------
            Total revenue                                      8,832             16,949
                                                         -----------        -----------
OPERATING EXPENSES
    Property operating expenses                                1,909              3,040
    General and administrative                                   675              7,230
    Depreciation and amortization                              1,759              2,359
    Interest expense                                           1,421              1,083
    Consolidation costs                                        6,082                 --
    Litigation costs                                           1,155                 --
                                                         -----------        -----------
                           Total operating expense            13,001             13,712
                                                         -----------        -----------
Income (Loss) from operations before
 provision for income taxes
 and minority interest                                        (4,169)             3,237
Provision for income taxes                                        --               (287)
Minority interest                                               (243)                --
                                                         -----------        -----------
  Net income (loss)                                      $    (4,412)       $     2,950
                                                         ===========        ===========
Net Loss per share                                       $     (0.77)
                                                         ===========
Weighted average shares
 outstanding                                               5,757,995
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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                          AND GRT PREDECESSOR ENTITIES
                 CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS For the three months ended June 30, 1996 and 1995

                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                  Glenborough           GRT
                                                 Realty Trust       Predecessor
                                                 Incorporated        Entities
                                                 Consolidated        Combined
                                                 June 30, 1996     June 30, 1995
                                                 ------------      ------------
REVENUES
    Rental revenue                               $     3,450        $     4,036
    Fees and reimbursements (including
        $67 and $1,003 from affiliates
        in 1996 and 1995)                                 67              3,466
    Interest and other income                            179                894
    Equity in earnings of Associated
     Companies                                           544                 --
    Gain on sale of rental property                      321                 --
                                                 -----------        -----------
           Total revenue                               4,561              8,396
                                                 -----------        -----------
OPERATING EXPENSES
    Property operating expenses                          892              1,583
    General and administrative                           394              3,552
    Depreciation and amortization                        862              1,298
    Interest expense                                     699                580
                                                 -----------        -----------
           Total operating expense                     2,847              7,013
                                                 -----------        -----------
Income from operations before
 provision for income taxes and
 minority interest                                     1,714              1,383
Provision for income taxes                                --               (127)
Minority interest                                       (142)                --
                                                 -----------        -----------
Net income $                                           1,572        $     1,256
                                                 ===========        ===========

Net income per share                             $      0.27
                                                 ===========
Weighted average shares
 outstanding                                       5,761,209
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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                          AND GRT PREDECESSOR ENTITIES
                 CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
                 For the six months ended June 30, 1996 and 1995
                                 (in thousands)
                                   (Unaudited)


                                                              GRT Predecessor Entities Combined
                                                    -----------------------------------------------------------
                                                                             Add-         Receivable
                                                                           itional          from            Retained
                            General        Limited          Common         Paid-in          Stock-          Earnings
                            Partner        Partners         Stock          Capital          holder          (Deficit)      Total
                           --------        --------        --------        --------       ----------        --------     --------
BALANCE at
 December 31, 1994         $ (1,730)       $ 85,337        $      5        $  6,613        $ (8,763)       $   (904)     $ 80,558

Distributions                   (85)         (8,560)             --              --              --              --        (8,645)

Redemption of shares             --              --              (2)         (6,613)             --          (4,002)      (10,617)

Repayment of
 Stockholder
 advances, net                   --              --              --              --           8,763              --         8,763

Net income                       20           1,998              --              --              --             932         2,950
                           --------        --------        --------        --------        --------        --------      --------
BALANCE at
 June 30, 1995             $ (1,795)       $ 78,775        $      3        $     --        $     --        $ (3,974)     $ 73,009
                           ========        ========        ========        ========        ========        ========      ========


                         Glenborough Realty Trust Incorporated
                         -------------------------------------
                              Common Stock              Add -
                             -------------             itional         Deferred       Retained
                                          Par          Paid-in           Comp-         Earnings
                          Shares         Value         Capital         ensation       (Deficit)        Total
                         --------       --------       --------       --------        --------        --------
BALANCE at
 December 31, 1995          5,754       $      6       $ 55,622       $     --        $     --        $ 55,628

Issuance of stock
 to directors                  15             --            225           (193)             --              32

Dividends                      --             --             --             --          (1,726)         (1,726)

Net loss                       --             --             --             --          (4,412)         (4,412)
                         --------       --------       --------       --------        --------        --------
Balance at
 June 30, 1996              5,769       $      6       $ 55,847       $   (193)       $ (6,138)       $ 49,522
                         ========       ========       ========       ========        ========        ========

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

                                                      Glenborough          GRT
                                                      Realty Trust     Predecessor
                                                      Incorporated       Entities
                                                      Consolidated       Combined
                                                      June 30, 1996    June 30, 1995
                                                      -------------    ------------
Cash flows from operating activities:
             Net income (loss)                         $ (4,412)       $  2,950
             Adjustments to reconcile net
              income (loss) to net cash
              used for operating
              activities:
                Depreciation and amortization             1,759           2,359
                Amortization of loan fees                    72              46
                Gain on sale of rental property            (321)             --
                Minority interest in income
                 from operations                            243              --
                Equity in earnings of
                    Associated Companies                   (969)             --
                Consolidation costs                       6,082              --
                Litigation costs                          1,155              --
                Changes in certain assets and
                    liabilities, net                     (4,057)        (16,635)
                                                       --------        --------
                Net cash used for operating
                 activities                                (448)        (11,280)
                                                       --------        --------
Cash flows from investing activities:
             Proceeds from sale of property               2,882              --
             Additions to rental property                  (293)         (2,765)
             Principal receipts on mortgage
                loans receivable                            252          11,891
             Investment in Associated Companies            (389)             --
             Dividends from Associated Companies            655              --
             Deposits on pending acquisitions,
                included in other assets                   (230)             --
                                                       --------        --------
                Net cash provided by investing
                 activities                               2,877           9,126
                                                       --------        --------

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

                                                      Glenborough         GRT
                                                     Realty Trust      Predecessor
                                                     Incorporated       Entities
                                                     Consolidated       Combined
                                                     June 30, 1996     June 30, 1995
                                                     -------------     -------------
Cash flows from financing activities:
             Repayment of borrowings                        (955)         (5,249)
             Payment of investor notes                    (2,483)             --
             Distribution to minority partner               (162)             --
             Payments from Stockholder, net                   --           8,763
             Dividends and distributions                  (1,726)         (8,645)
             Redemption of shares                             --         (10,617)
                                                        --------        --------
                    Net cash used for
                       financing activities               (5,326)        (15,748)
                                                        --------        --------
Net decrease in cash and cash
             equivalents                                  (2,897)        (17,902)

Cash and cash equivalents, at
             beginning of period                           4,587          23,929
                                                        --------        --------
Cash and cash equivalents, at
             end of period                              $  1,690        $  6,027
                                                        ========        ========
Supplemental disclosure of cash flow information:

             Cash paid for interest                     $  1,349        $  1,037
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

                     GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements

                                 June 30, 1996
                                  (Unaudited)

As of June 30, 1996 and December 31, 1995 the Company had the following investments in the Associated Companies and GP (in thousands):

                                             GC            GIRC            GHG             GP              Total
                                          -------        -------         -------         -------          -------
Investment at
 December 31,
 1995                                     $  (109)       $ 3,919         $ 1,368         $   585          $ 5,763

Cash contribution                              94             95             200              --              389

Dividends                                    (131)          (485)            (39)             --             (655)

Equity in
 earnings                                     258            620              91              --              969
                                          -------        -------         -------         -------          -------
Investment at
 June 30, 1996                            $   112        $ 4,149         $ 1,620         $   585          $ 6,466
                                          =======        =======         =======         =======          =======

On July 16, 1996 and July 23, 1996, the boards of directors of the Associated Companies declared the following respective dividends to be made in July 1996 (in thousands):

                                                           GC             GIRC            GHG             Total
                                                         -------         -------        -------          ------
Preferred dividends
 to the Company                                           $    4          $    4          $    7          $    15

Additional dividends
 to the Company                                              319             317              20              656
                                                          ------          ------          ------           ------
Total dividends
 to the Company                                              323             321              27              671

Dividends to others                                           17              17               6               40
                                                          ------          ------         -------          -------
Total dividends                                           $  340          $  338         $    33          $   711
                                                          ======          ======         =======          =======

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

Note 4.           STOCK COMPENSATION PLAN

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

Note 6.           PROPERTY SALES AND ACQUISITIONS

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

                             GLENBOROUGH HOTEL GROUP
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                          June 30,
                                                                            1996
                                                                          ------
ASSETS
   Rental property and equipment, net of
     accumulated depreciation of $101                                     $  184
   Investments in management contracts, net                                  468
   Cash and cash equivalents                                                 422
   Investment in Atlantic Pacific Assurance
     Company, Limited                                                        755
   Other assets                                                              494
                                                                          ------
        TOTAL ASSETS                                                      $2,323
                                                                          ======
LIABILITIES
   Mortgage loan                                                          $   73
   Accrued lease expense                                                     286
   Other liabilities                                                         309
                                                                          ------
     Total liabilities                                                       668
                                                                          ------

STOCKHOLDERS' EQUITY
   Common stock (1,000 shares)                                                20
   Non-Voting preferred stock (50 shares)                                 ------
   Additional paid-in capital                                              1,568
   Retained earnings                                                          67
                                                                          ------
     Total stockholders' equity                                            1,655
                                                                          ------
        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                             $2,323
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

                             GLENBOROUGH HOTEL GROUP
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)
                                   (Unaudited)

                                                     Three Months     Six Months
                                                         Ended          Ended
                                                        June 30,       June 30,
                                                          1996           1996
                                                        -------         -------
REVENUES
     Room revenue                                       $ 1,669         $ 3,584
     Fees and reimbursements                                633           1,183
     Other revenue                                          160             239
                                                        -------         -------
             Total revenue                                2,462           5,006
                                                        -------         -------
EXPENSES
     Leased Hotel Properties
        Room expenses                                       416             992
        Lease payments to an affiliate                      585           1,268
        Sales and marketing to an affiliate                 196             381
        Property general and administrative                 206             369
        Other operating expenses                            258             448
     Managed Hotel Properties
        Salaries and benefits                               436             837
     Other Expenses
        General and administrative                          235             466
        Depreciation and amortization                        24              49
        Interest expense                                      2               3
                                                        -------         -------
             Total expense                                2,358           4,813
                                                        -------         -------
Income from operations before provision
     for income taxes                                       104             193

Provision for income taxes                                  (36)            (76)
                                                        -------         -------
Net income                                              $    68         $   117
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

                             GLENBOROUGH HOTEL GROUP
                        CONSOLIDATED STATEMENT OF EQUITY
                     For the six months ended June 30, 1996
                          (in thousands, except shares)
                                   (Unaudited)



                            Preferred Stock           Common Stock             Add -
                           ------------------      ------------------         itional      Retained
                                         Par                       Par        Paid-in      Earnings
                           Shares       Value        Shares       Value       Capital      (Deficit)     Total
                           ------       -----        ------       -----       -------      ---------     -----
BALANCE at
 December 31, 1995           50        $   --         1,000       $   20       $1,368       $   --       $1,388

Additional paid-
 in capital                  --            --            --           --          200           --          200

Dividends                                                                                      (50)         (50)

Net income                   --            --            --           --           --          117          117
                         ------        ------        ------       ------       ------       ------       ------
Balance at
 June 30, 1996               50        $   --         1,000       $   20       $1,568       $   67       $1,655
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

                             GLENBOROUGH HOTEL GROUP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                       Six Months
                                                                          Ended
                                                                         June 30,
                                                                          1996
                                                                          -----
Cash flows from operating activities:
   Net income                                                             $ 117
   Adjustments to reconcile net
      income to net cash provided by
      operating activities:
         Depreciation and amortization                                       49
         Changes in certain assets and
            liabilities                                                      96
                                                                          -----
         Net cash provided by operating
            activities                                                      262
                                                                          -----
Cash flows from investing activities:
   Additions to rental property and equipment                               (10)
                                                                          -----

         Net cash used for investing activities                             (10)
                                                                          -----

Cash flows from financing activities:
   Capital contributions                                                    200
   Dividends (50)
   Repayment of borrowings                                                  (13)
                                                                          -----
         Net cash provided by financing activities                          137
                                                                          -----
   Net increase in cash                                                     389

   Cash and cash equivalents at
      beginning of period                                                    33
                                                                          -----
   Cash and cash equivalents at
      end of period                                                       $ 422
                                                                          =====
Supplemental disclosure of cash flow information:

         Cash paid for interest                                           $   3
                                                                          =====

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

                           GLENBOROUGH HOTEL GROUP
                   Notes to Consolidated Financial Statements
                                 June 30, 1996
                                  (Unaudited)

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

                            GLENBOROUGH HOTEL GROUP
                   Notes to Consolidated Financial Statements
                                 June 30, 1996
                                  (Unaudited)

                           HOTEL LEASE RENT PROVISIONS

                                                                Rent
                                                              Incurred
                                          Initial              For the             Annual
                                          Annual             Six months          Percentage
                                           Base                 ended               Rent
       Hotel                               Rent             June 30, 1996         Formulas
     --------                             -------           --------------       ----------


Ontario, CA                             $ 240,000             $ 195,000        24% of the first
                                                                               $1,575,000 of room
                                                                               revenue plus 40% of
                                                                               room revenue above
                                                                               $1,575,000 and 5% of
                                                                               other revenue

Arlington, TX                             360,000               358,000        27% of the first
                                                                               $1,600,000 of room
                                                                               revenue plus 42% of
                                                                               room revenue above
                                                                               $1,600,000 and 5% of
                                                                               other revenue

Tucson, AZ                                600,000               715,000        40% of the first
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

Interest expense increased $338,000 or 31% in the six months ended June 30, 1996 to $1,421,000 from $1,083,000 during the six months, ended June 30, 1995. The increase is primarily the result of an increase in average borrowings during 1996 compared to 1995.

FUNDS FROM OPERATIONS

The Company believes that Funds From Operations ("FFO") is a measure of cash flow which, when considered in conjunction with other measures of operating performance, affects the value of equity REITs such as the Company. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (computed in accordance with GAAP) excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In the first quarter of 1996, consolidation and litigation costs that were charged to net income have also been added back to determine FFO.

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

                                                      March 31,          June 30,
                                                        1996               1996
                                                    -----------        -----------
Net income (loss) before provision for income
 taxes and minority interest                        $    (5,883)       $     1,714
Consolidation costs                                       6,082                 --
Litigation costs                                          1,155                 --
Depreciation and amortization                               897                862
Gain on sale of rental property                              --               (321)
Adjustment to reflect FFO of
 Associated Companies (1)                                   284                311
                                                    -----------        -----------
FFO                                                       2,535              2,566
                                                    -----------        -----------
Amortization of deferred financing fees                      36                 36
Principal receipts on mortgage loans                         14                  5
Capital reserve                                            (185)              (106)
Capital expenditures                                        (54)              (133)
Principal amortization reserve                              (86)              (125)
                                                    -----------        -----------
FAD                                                 $     2,260        $     2,243
                                                    ===========        ===========
FFO per share                                       $      0.40        $      0.41
                                                    ===========        ===========
FAD per share                                       $      0.36        $      0.36
                                                    ===========        ===========
Distributions per share                             $      0.30        $      0.30
                                                    ===========        ===========
Fully converted weighted
 average shares outstanding                           6,296,042          6,303,542
                                                    ===========        ===========

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

                  This action alleges the same disclosure violations and breaches of fiduciary duty as were alleged in the Blumberg action. The complaint sought injunctive relief, which was denied at a hearing on December 22, 1995. At that hearing, the court also deferred all further proceedings in this case until after the scheduled January 17 hearing in the Blumberg case. Following the trial court's approval of the settlement and entry of judgment in the Blumberg case, the Company and the other defendants were required to file a responsive pleading in BEJ, and filed a motion to dismiss on July 1, 1996.

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

                                         GLENBOROUGH REALTY TRUST INCORPORATED

Date: February 21, 1997                      By: /s/ Terri Garnick
                                                 ------------------
                                                 Terri Garnick
                                                 Senior Vice President
                                                 Chief Accounting Officer,
                                                 Treasurer
                                                 (Principal Accounting Officer)