Form 10-Q/A
period 1996-09-30
GLENBOROUGH REALTY TRUST INC
filed 1997-02-24
CIK 929454

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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
   Common Stock, $.001 par value                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
As of November 8, 1996, 9,636,709 shares of Common Stock ($.001 par value) were outstanding.

                                EXPLANATORY NOTE

     All items of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996 are included herein; however, only the items set forth below are hereby amended, to the extent set forth herein, by this Form 10-Q/A:

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

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                      GLENBOROUGH REALTY TRUST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                    September 30,      December 31,
                                                                        1996               1995
                                                                   --------------      ------------
ASSETS
     Rental property, net of accumulated depreciation of
       $26,959 and $24,877 in 1996 and 1995, respectively            $  99,165          $ 77,574
     Investments in Associated Companies and Glenborough
       Partners                                                          6,189             5,763
     Investments in management contracts and other, net                    355               484
     Mortgage loans receivable, net of provision for loss of
       $863 in 1996 and 1995                                             7,213             7,465
     Cash and cash equivalents                                             610             4,587
     Prepaid consolidation costs                                          --               6,082
     Prepaid litigation costs                                             --               1,155
     Other assets                                                        5,673             2,630
                                                                     ---------          --------

         TOTAL ASSETS                                                $ 119,205          $105,740
                                                                     =========          ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
       Mortgage loans                                                $  29,542          $ 23,685
       Secured bank line                                                29,002            10,000
       Investor notes payable                                             --               2,483
       Other liabilities                                                 3,541             5,982
                                                                     ---------          --------
         Total liabilities                                              62,085            42,150
                                                                     ---------          --------

     Minority interest                                                   8,285             7,962

     Stockholders' Equity:
       Common stock, 5,788,709 and 5,753,709 shares issued
       and outstanding at September 30, 1996, and
       December 31, 1995, respectively                                       6                 6
     Additional paid-in capital                                         56,147            55,622
     Deferred compensation                                                (446)             --
     Retained earnings (deficit)                                        (6,872)             --
                                                                     ---------          --------
       Total stockholders' equity                                       48,835            55,628
                                                                     ---------          --------

           TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                 $ 119,205          $105,740
                                                                     =========          ========


           See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRTI PREDECESSOR ENTITIES
                CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
              For the nine months ended September 30, 1996 and 1995
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                           Glenborough             GRTI
                                                           Realty Trust        Predecessor
                                                           Incorporated          Entities
                                                           Consolidated          Combined
                                                        September 30, 1996  September 30, 1995
                                                        ------------------  ------------------
REVENUE
     Rental revenue                                        $    11,281          $ 11,712
     Fees and reimbursements, including $199
       and $2,909 from affiliates in 1996 and 1995                 199            10,838
     Interest and other income                                     623             2,228
     Equity in earnings of Associated Companies                  1,363              --
     Gain on sale of rental property                               321              --
                                                           -----------          --------
       Total revenue                                            13,787            24,778
                                                           -----------          --------


EXPENSES
     Property operating expenses                                 3,244             4,556
     General and administrative                                    977            10,899
     Depreciation and amortization                               2,694             3,562
     Interest expense                                            2,546             1,466
     Consolidation costs                                         6,082              --
     Litigation costs                                            1,155              --
                                                           -----------          --------
       Total expenses                                           16,698            20,483
                                                           -----------          --------


Income (loss) from operations before provision for
     income taxes, minority interest and
     extraordinary item                                         (2,911)            4,295



Provision for income taxes                                        --                (300)
Minority interest                                                 (312)             --
                                                           -----------          --------
Net income (loss) before extraordinary item                     (3,223)            3,995



Loss on debt refinancing                                          (186)             --
                                                           -----------          --------
Net income (loss)                                          $    (3,409)         $  3,995
                                                           ===========          ========


Net loss per share before extraordinary item               $     (0.56)
                                                           ===========


Net loss per share                                         $     (0.60)
                                                           ===========


Weighted average shares outstanding                          5,763,742
                                                           ===========


           See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRTI PREDECESSOR ENTITIES
                CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
              For the three months ended September 30, 1996 and 1995
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                              Glenborough                     GRTI
                                                              Realty Trust                 Predecessor
                                                              Incorporated                  Entities
                                                              Consolidated                  Combined
                                                           September 30, 1996          September 30, 1995
                                                           ------------------          ------------------
REVENUE

     Rental revenue                                            $     4,242                    $ 3,748
     Fees and reimbursements, including $66
       and $642 from affiliates in 1996 and 1995                        66                      3,665
     Interest and other income                                         253                        416
     Equity in earnings of Associated Companies                        394                       --
     Gain on sale of rental property                                  --                         --
                                                               -----------                    -------
       Total revenue                                                 4,955                      7,829
                                                               -----------                    -------

EXPENSES
     Property operating expenses                                     1,335                      1,516
     General and administrative                                        302                      3,669
     Depreciation and amortization                                     935                      1,203
     Interest expense                                                1,125                        383
                                                               -----------                    -------
       Total expenses                                                3,697                      6,771
                                                               -----------                    -------

Income from operations before provision for
     income taxes, minority interest and extraordinary
     items                                                           1,258                      1,058

Provision for income taxes                                            --                          (13)
Minority interest                                                      (69)                      --
                                                               -----------                    -------
Net income before extraordinary item                                 1,189                      1,045

Loss on debt refinancing                                              (186)                      --
                                                               -----------                    -------

Net income                                                     $     1,003                    $ 1,045
                                                               ===========                    =======

Net income per share                                           $      0.17
                                                               ===========

Weighted average shares outstanding                              5,778,545
                                                               ===========



           See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRTI PREDECESSOR ENTITIES
          CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the nine months ended September 30, 1996 and 1995
                                 (in thousands)
                                   (Unaudited)

                                                   GRTI Predecessor Entities Combined
                                                   ----------------------------------

                                                                         Additional      Receivable        Retained
                                 General       Limited       Common       Paid-in           from           Earnings
                                 Partner       Partners       Stock       Capital        Stockholder      (Deficit)        Total
                               ------------ ------------- ------------ --------------  ---------------  ------------   ------------
Balance, December 31, 1994        $(1,730)       $ 85,337        $ 5        $ 6,613        $(8,763)       $  (904)       $ 80,558

Distributions                         (93)         (9,375)        --           --             --             --            (9,468)

Redemption of shares                 --              --           (2)        (6,613)          --           (4,002)        (10,617)

Repayment of Stockholder
     advances, net                   --              --           --           --            8,763           --             8,763

Net income                             25           2,362         --           --             --            1,608           3,995
                                  -------        --------        ---        -------        -------        -------        --------

Balance, September 30, 1995       $(1,798)       $ 78,324        $ 3           $---           $---        $(3,298)       $ 73,231
                                  =======        ========        ===        =======        =======        =======        ========

                                                         Glenborough Realty Trust Incorporated
                                                         -------------------------------------
                                       Common Stock          Additional      Deferred       Retained
                                                    Par       Paid-in        Compen-        Earnings
                                   Shares          Value      Capital        sation         (Deficit)          Total
                               ------------  -----------------------------------------------------------------------------
Balance, December 31, 1995          5,754         $6         $55,622          $ --             $ --          $ 55,628


Issuance of stock to
     directors and officers            35          -             525          (446)            --                  79


Dividends                            --            -            --            --             (3,463)           (3,463)

Net loss                             --            -            --            --             (3,409)           (3,409)
                                    -----         --         -------         -----          -------          --------

Balance, September 30, 1996         5,789         $6         $56,147         $(446)         $(6,872)         $ 48,835
                                    =====         ==         =======         =====          =======          ========




           See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRTI PREDECESSOR ENTITIES
                 CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
               For the nine months ended September 30, 1996 and 1995
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                           Glenborough               GRTI
                                                           Realty Trust           Predecessor
                                                           Incorporated             Entities
                                                           Consolidated             Combined
                                                        September 30, 1996     September 30, 1995
                                                        ------------------     ------------------
Cash flows from operating activities:
     Net income (loss)                                      $ (3,409)               $  3,995
     Adjustments to reconcile net income (loss)
       to net cash provided by (used for) operating
       activities:
         Depreciation and amortization                         2,694                   3,562
         Amortization of loan fees, included in
           interest expense                                      141                      69
         Gain on sale of rental property                        (321)                   --
         Minority interest in income from operations             312                    --
         Equity in earnings of Associated
           Companies                                          (1,363)                   --
         Loss on debt refinancing                                186                    --
         Consolidation costs                                   6,082                    --
         Litigation costs                                      1,155                    --
         Changes in certain assets and liabilities, net       (5,475)                (17,064)
                                                            --------                --------

         Net cash provided by (used for) operating
           activities                                              2                  (9,438)
                                                            --------                --------

Cash flows from investing activities:
     Proceeds from sale of rental property                     2,882                    --
     Additions to rental property                            (26,631)                 (3,189)
     Principal receipts on mortgage loans receivable             252                  12,184
     Investments in Associated Companies                        (389)                   --
     Dividends from Associated Companies                       1,326                    --
                                                            --------                --------

         Net cash provided by (used for) investing
           activities                                        (22,560)                  8,995
                                                            --------                --------



                                    continued

           See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRTI PREDECESSOR ENTITIES
          CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS-continued
             For the nine months ended September 30, 1996 and 1995
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                      Glenborough                     GRTI
                                                      Realty Trust                Predecessor
                                                      Incorporated                  Entities
                                                      Consolidated                  Combined
                                                   September 30, 1996          September 30, 1995
                                                   ------------------          ------------------
Cash flows from financing activities:
       Proceeds from borrowings                          $ 35,122                   $   --
       Repayment of borrowings                            (10,263)                    (5,981)
       Payment of investor notes                           (2,483)                      --
       Distributions to minority partners                    (332)                      --
       Repayments from Stockholder, net                      --                        8,763
       Dividends and distributions                         (3,463)                    (9,468)
       Redemption of shares                                  --                      (10,617)
                                                         --------                   --------

           Net cash provided by (used for) financing
           activities                                      18,581                    (17,303)
                                                         --------                   --------

Net decrease in cash and cash equivalents                  (3,977)                   (17,746)

Cash and cash equivalents at beginning of period            4,587                     23,929
                                                         --------                   --------

Cash and cash equivalents at end of period               $    610                   $  6,183
                                                         ========                   ========

Supplemental disclosure of cash flow information:

     Cash paid for interest                              $  2,070                   $  1,397
                                                         ========                   ========


           See accompanying notes to consolidated financial statements

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

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRTI PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)



As of September 30, 1996 and December 31, 1995 the Company had the following investments in the Associated Companies and GP (in thousands):

                                       GC        GIRC          GHG         GP       Total
                                     -----      -------      -------      ----     -------
Investment at December 31, 1995      $(109)     $ 3,919      $ 1,368      $585     $ 5,763

Cash contributions                      94           95          200       --          389

Dividends                             (454)        (806)         (66)      --       (1,326)

Equity in earnings                     391          870          102       --        1,363
                                     -----      -------      -------      ----     -------

Investment at September 30, 1996     $ (78)     $ 4,078      $ 1,604      $585     $ 6,189
                                     =====      =======      =======      ====     =======

On October 22, 1996 and November 7, 1996, the boards of directors of the Associated Companies declared the following respective dividends to be paid in the fourth quarter (in thousands):

                                           GC        GIRC       GHG       Total
                                          ----       ----       ---       -----
Preferred dividends to the Company        $  4       $  4       $ 7       $ 15

Additional dividends to the Company        143        399        17        559
                                          ----       ----       ---       ----

Total dividends to the Company             147        403        24        574

Dividends to others                          8         21         6         35
                                          ----       ----       ---       ----

Total dividends                           $155       $424       $30       $609
                                          ====       ====       ===       ====

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

On October 17, 1996, the Company's Operating Partnership acquired a portfolio of twelve properties (the "TRP Properties") located in six states. Included are six industrial, three office, one retail and two multifamily properties comprising 1,250,000 square feet. The total purchase price was $43,200,000, which comprised the cash payoff of $23,001,000 of mortgage debt, the assumption of $16,300,000 of mortgage debt, issuance of 52,386 Operating Partnership Units which are redeemable for, at the Company's option, cash or stock based on a per Unit value equal to the market value of the Company's common stock, and issuance of 85,448 shares of the Company's common stock. The acquisition was financed in part with proceeds from the October 1996 Offering. This transaction was structured as a contribution of the twelve properties and the mortgage debt on such properties by Trust Realty Partners

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRTI PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)


("TRP") to the Operating Partnership in exchange for the above noted Operating Partnership units and Company common stock. In addition, Trust Realty Advisors ("TRA"), the then manager of the TRP Properties, transferred to the Company all of TRA's rights, title and interest in and to the Management Agreement and the Leasing Agreement for the TRP Properties in exchange for 96,552 shares of the Company's common stock.

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

                             GLENBOROUGH HOTEL GROUP
                           CONSOLIDATED BALANCE SHEET
                            As of September 30, 1996
                      (in thousands, except share amounts)
                                   (Unaudited)


ASSETS
Rental property and equipment, net of
   accumulated depreciation of $106                        $  175
Investments in management contracts, net                      449
Cash and cash equivalents                                     449
Investment in Atlantic Pacific Assurance Company,
   Limited                                                    755
Other assets                                                  522
                                                           ------

          TOTAL ASSETS                                     $2,350
                                                           ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage loan                                           $   67
   Accrued lease expense                                      223
   Other liabilities                                          427
                                                           ------

        Total liabilities                                     717
                                                           ------

Stockholders' Equity:
   Common stock, 1,000 shares                                  20
   Non-Voting preferred stock, 50 shares                       --
   Additional paid-in capital                               1,568
   Retained earnings                                           45
                                                           ------

        Total stockholders' equity                          1,633
                                                           ------


          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $2,350
                                                           ======



           See accompanying notes to consolidated financial statements

                             GLENBOROUGH HOTEL GROUP
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)
                                   (Unaudited)

                                                        Three Months        Nine Months
                                                           Ended               Ended
                                                     September 30, 1996  September 30, 1996
                                                     ------------------  ------------------
REVENUE
     Room revenue                                          $1,948             $ 5,532
     Fees and reimbursements                                  280               1,463
     Other                                                    206                 445
                                                           ------             -------

          Total revenue                                     2,434               7,440
                                                           ------             -------

EXPENSES
     Leased Hotel Properties:
        Room expenses                                         476               1,468
        Lease payments to an affiliate                        575               1,843
        Sales and marketing to an affiliate                   190                 571
        Property general and administrative expenses          228                 597
        Other operating expenses                              303                 751

     Managed Hotel Properties:
        Salaries and benefits                                 385               1,222

     Other Expenses:
        General and administrative                            240                 706
        Depreciation and amortization                          25                  74
        Interest expense                                        1                   4
                                                           ------             -------

                Total expenses                              2,423               7,236
                                                           ------             -------

        Income from operations before provision
     for income taxes                                          11                 204

Provision for income taxes                                     --                 (76)
                                                           ------             -------

Net income                                                 $   11             $   128
                                                           ======             =======


           See accompanying notes to consolidated financial statements

                             GLENBOROUGH HOTEL GROUP
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 1996
                          (in thousands, except shares)
                                   (Unaudited)


                                    Preferred Stock             Common Stock              Addi-
                               ---------------------------   -----------------------     tional        Retained
                                                  Par                        Par         Paid-in       Earnings
                                  Shares         Value         Shares        Value       Capital       (Deficit)          Total
                               ------------   ------------   ----------    ----------  -----------  ---------------   ------------
Balance, December 31, 1995          50         $   --           1,000         $20         $1,368           $--          $ 1,388

Additional paid-in capital          --             --            --            --            200            --              200

Dividends                           --             --            --            --           --             (83)             (83)

Net income                          --             --            --            --           --             128              128
                                    --         --------         -----         ---         ------         -----          -------

Balance, September 30, 1996         50         $   --           1,000         $20         $1,568         $  45          $ 1,633
                                    ==         ========         =====         ===         ======         =====          =======


           See accompanying notes to consolidated financial statements

                             GLENBOROUGH HOTEL GROUP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the nine months ended September 30, 1996
                                 (in thousands)
                                   (Unaudited)

Cash flows from operating activities:
     Net income                                                      $ 128
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                  74
         Changes in certain assets and liabilities                     123
                                                                     -----

         Net cash provided by operating activities                     325
                                                                     -----

Cash flows from investing activities:
     Additions to equipment                                             (7)
                                                                     -----

         Net cash used for investing activities                         (7)
                                                                     -----

Cash flows from financing activities:
     Capital contributions                                             200
     Dividends                                                         (83)
     Repayment of borrowings                                           (19)
                                                                     -----

         Net cash provided by financing activities                      98
                                                                     -----

     Net increase in cash                                              416

     Cash and cash equivalents at beginning of period                   33
                                                                     -----

     Cash and cash equivalents at end of period                      $ 449
                                                                     =====

Supplemental disclosure of cash flow information:

         Cash paid for interest                                      $   4
                                                                     =====


           See accompanying notes to consolidated financial statements

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

                           HOTEL LEASE RENT PROVISION


                                                         Rent Incurred
                                                       For the Nine months
                            Initial Annual Base              ended                   Annual Percentage
        Hotel                     Rent                 September 30, 1996             Rent Formulas
----------------------   -----------------------    -------------------------   ----------------------------------
Ontario, CA                    $  240,000                   $  297,000            24% of the first $1,575,000 of
                                                                                  room revenue plus 40% of
                                                                                  room revenue above
                                                                                  $1,575,000 and 5% of other
                                                                                  revenue

Arlington, TX                     360,000                      558,000            27% of the first $1,600,000 of
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

                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)



                     HOTEL LEASE RENT PROVISION (CONTINUED)

                                                         Rent Incurred
                                                       For the Nine months
                            Initial Annual Base              ended                   Annual Percentage
        Hotel                     Rent                 September 30, 1996             Rent Formulas
----------------------   -----------------------    -------------------------   ----------------------------------
Tucson, AZ                     600,000                      936,000               40% of the first $1,350,000 of
                                                                                  room revenue plus 46% of
                                                                                  room revenue above
                                                                                  $1,350,000 and 5% of other
                                                                                  revenue

San Antonio, TX                312,000                       52,000               33% of the first $1,200,000 of
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

                                                     Upon
                              As of              Acquisition
                          September 30,             of TRP
                              1996                Properties
                       ------------------    ---------------------
        Retail                 19                     20
        Industrial              8                     14
        Office                  4                      7
        Multifamily             1                      3
        Hotel                   5                      5
                       ------------------    ---------------------

        Total                  37                     49
                       ==================    =====================

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed the Consolidation in which GC and eight public limited partnerships (the "Partnerships") collectively, the "GRTI Predecessor Entities," merged with and into the Company. The Company (i) issued shares (the "Shares") of the $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with GC, with the Company being the surviving entity; (iii) acquired an interest in three Associated Companies that provide asset and property management services, as well as other services; and (iv) through the Operating Partnership, acquired interests in certain warehouse distribution facilities from GPA. A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner and in which the limited partner interests not held by the Company at September 30, 1996, are held by GPA and Robert Batinovich. The Company operates the assets acquired in the Consolidation and intends to invest in income-producing property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The Common Stock of the Company is listed on the New York Stock Exchange under the trading symbol "GLB."

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

On October 17, 1996, the Company's Operating Partnership acquired a portfolio of twelve properties (the "TRP Properties") located in six states. Included are six industrial, three office, one retail and two multifamily properties comprising 1,250,000 square feet. The total purchase price was $43,200,000, which comprised the cash payoff of $23,001,000 of mortgage debt, the assumption of $16,300,000 of mortgage debt, issuance of 52,386 Operating Partnership Units which are redeemable for, at the Company's option, cash or stock based on a per Unit value equal to the market value of the Company's common stock, and issuance of 85,448 shares of the Company's common stock. The acquisition was financed in part with proceeds from the October 1996 Offering. This transaction was structured as a contribution of the twelve properties and the mortgage debt on such properties by Trust Realty Partners ("TRP") to the Operating Partnership in exchange for the above noted Operating Partnership units and Company common stock. In addition, Trust Realty Advisors ("TRA"), the then manager of the TRP Properties, transferred to the Company all of TRA's rights, title and interest in and to the Management Agreement and the Leasing Agreement for the TRP Properties in exchange for 96,552 shares of the Company's common stock.

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

Set forth below are the average occupancies at the Company's properties, summarized by property type, at September 30:

                                      1996              1995
                                   ----------        ----------
         Retail                       93.8%             94.7%
         Industrial                  100.0%             99.4%
         Office                       91.7%             97.3%
         Multifamily                  92.0%             93.0%
         Hotel                        73.0%             69.4%


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

The following table sets forth the Company's calculation of FFO, based upon the new NAREIT definition, and FAD for the three months ended March 31, June 30, and September 30, 1996 (dollars in thousands):

                                                         March 31,        June 30,      September 30,
                                                           1996             1996            1996
                                                       ------------     -----------     -------------
Net income (loss) before provisions for income
 taxes minority interest and extraordinary item          $(5,883)         $ 1,714          $1,258
Consolidation costs                                        6,082             --              --
Litigation costs                                           1,155             --              --
Depreciation and amortization                                897              862             935
Gain on sale of rental property                             --               (321)           --
Adjustment to reflect FFO of Associated
     Companies (1)                                           284              311             251
                                                         -------          -------          ------

FFO                                                      $ 2,535          $ 2,566          $2,444
                                                         =======          =======          ======


                                                  March 31,            June 30,          September 30,
                                                    1996                 1996                1996
                                                -----------          -----------         -------------
FFO from above                                  $     2,535          $     2,566          $     2,444

Amortization of deferred financing fees                  36                   36                   69
Principal receipts on mortgage loans                     14                    5                    3
Capital reserve                                        (185)                (106)                 229
Capital expenditures                                    (54)                (133)                (477)
Principal amortization reserve                          (86)                (125)                (210)
                                                -----------          -----------          -----------

FAD                                             $     2,260          $     2,243          $     2,058
                                                ===========          ===========          ===========

FFO per share                                   $      0.40          $      0.41          $      0.39
                                                ===========          ===========          ===========

FAD per share                                   $      0.36          $      0.36          $      0.32
                                                ===========          ===========          ===========

Dividends per share                             $      0.30          $      0.30          $      0.30
                                                ===========          ===========          ===========

Fully converted weighted average shares
outstanding                                       6,296,042            6,303,542            6,342,206
                                                ===========          ===========          ===========

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

                  On July 30, 1996, and August 8, 1996, the Company filed reports on Form 8-K and Form 8- K/A, respectively, to document the acquisition of the UCT Property and the two new financing agreements with Wells Fargo Bank.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GLENBOROUGH REALTY TRUST INCORPORATED


Date: February 21, 1997                 By: /s/ Terri Garnick
                                           ----------------------------------
                                           Terri Garnick
                                           Senior Vice President,
                                           Chief Accounting Officer,
                                           Treasurer
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


     Exhibit
      Number                                        Exhibit Title
--------------------     -------------------------------------------------------------------
     10.01                 Agreement for Contribution of Partnership Interests
                           related to the acquisition of the Bond Street Property.(1)

     10.02                 Second Amendment to First Amended and Restated
                           Agreement of Limited Partnership of Glenborough
                           Properties, L.P.(1)

     10.03                 Second Amendment to Agreement of Limited
                           Partnership of GPA Bond, a California Limited
                           Partnership.(1)

     10.04                 Lease Agreement between Glenborough Properties, L.P.
                           and Glenborough Hotel Group for Country Suites - San
                           Antonio.(1)

-----------
(1) Incorporated by reference to the identically numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.