Form 10-K405
period 1996-12-31
GLENBOROUGH REALTY TRUST INC
filed 1997-03-06
CIK 929454

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 For
                        the year ended December 31, 1996
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

     As of February 26, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $159,112,061. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

     As of February 26, 1997, 9,661,553 shares of Common Stock ($.001 par value) were outstanding.

                             DOCUMENTS INCORPORATED:

Part III: Portions of the Registrant's definitive proxy statement to be issued in conjunction with the Registrant's annual stockholder's meeting to be held on May 15, 1997.

EXHIBITS: The index of exhibits is contained in Part IV herein on page number
81.

                                TABLE OF CONTENTS




                                                                                Page No.
                        PART I

Item  1   Business                                                                  3
Item  2   Properties                                                                6
Item  3   Legal Proceedings                                                        15
Item  4   Submission of Matters to a Vote of Security Holders                      16

                        PART II

Item  5   Market for Registrant's Common Stock and Related Stockholder Matters     17
Item  6   Selected Financial Data                                                  17
Item  7   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                    20
Item  8   Financial Statements and Supplementary Data                              35
Item  9   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                     35

                        PART III

Item 10   Directors and Executive Officers of the Registrant                       35
Item 11   Executive Compensation                                                   35
Item 12   Security Ownership of Certain Beneficial Owners and Management           35
Item 13   Certain Relationships and Related Transactions                           35

                        PART IV

Item 14   Exhibits, Financial Statements, Schedules and Reports on Form 8-K        36

                                     PART I


ITEM 1.       BUSINESS

General Development and Description of Business

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing and acquisition of various types of income-producing properties. As of December 31, 1996, the Company owned and operated 54 income-producing properties (the "Properties," and each a "Property") and held three mortgage receivables. The Properties are comprised of 14 industrial Properties, 21 retail Properties, 3 multifamily Properties, 5 hotel Properties and 11 office Properties, located in 17 states. Included in the 54 income-producing properties are three properties in which the Company holds a participating first mortgage interest, not fee title. The properties consist of one retail Property, one industrial Property and one Hotel which are owned by AFP Partners. See Item 2 for further discussion.

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation, a California corporation, and eight public limited partnerships (the "Partnerships") collectively, the "GRT Predecessor Entities", merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of the $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with Glenborough Corporation, with the Company being the surviving entity; (iii) acquired an interest in three companies (the "Associated Companies") that provide asset and property management services, as well as other services; and
(iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner, and in which the Company holds a 90.79% limited partner interest. The Company operates the assets acquired in the Consolidation and in the 1996 acquisitions (see further discussion below) and intends to invest in income property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company expects to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The common stock of the Company (the "Common Stock") is listed on the New York Stock Exchange ("NYSE") under the trading symbol "GLB".

The Company seeks to achieve sustainable long-term growth in Funds from Operations primarily through the following strategies:

     - Acquiring portfolios or individual properties on attractive terms often from public and private partnerships;

     - Acquiring properties from entities controlled by the Associated
       Companies;

     - Improving the performance of Properties in the Company's portfolio; and

     - Constantly reviewing the Company's current portfolio for opportunities to redeploy capital from certain existing Properties into other properties which the Company believes have characteristics more suited to its overall growth strategy and operating goals.

Consistent with the Company's strategy for growth, the Company has, during 1996 and during the first quarter of 1997 through the date of this Form 10-K, acquired, or entered into agreements to acquire, 40 properties in 10 states, aggregating approximately 2.6 million rentable square feet, 762 apartment units, and 227 hotel rooms, for an aggregate total purchase price of approximately $170 million. In June 1996, the Company sold two industrial properties to redeploy capital into properties the Company believes have characteristics more suited to its overall growth strategy and operating goals. In addition, in July 1996, the Company entered into a $50 million line of credit (the "Line of Credit") with Wells Fargo Bank N.A. and in October 1996, the Company completed a public offering of 3,666,000 of its shares of Common Stock.

The Company's principal business objectives are to achieve a stable and increasing source of cash flow available for distribution to stockholders. By achieving these objectives, the Company will seek to raise stockholder value over time.

    The Associated Companies

Glenborough Corporation. Glenborough Corporation ("GC"), a California corporation formerly known as Glenborough Realty Corporation, serves as general partner of several real estate limited partnerships (the "Controlled Partnerships") for whom it provides management services, asset management and property management services. It also provides property management services for a limited portfolio of property owned by unaffiliated third parties.

The Company owns 100% of the 19,000 shares (representing 95% of total outstanding shares) of non-voting preferred stock of GC. Three individuals, one of whom, Sandra L. Boyle, is an executive officer of the Company, each own 33 1/3% of the 1,000 shares (representing 5% of total outstanding shares) of voting common stock of GC. The Company and GC intend that the Company's interest in GC comply with REIT qualification standards.

The Company, through its ownership of preferred stock of GC, is entitled to receive cumulative, preferred annual dividends of $1.465 per share, which GC must pay before it pays any dividends with respect to the common stock of GC. Once GC pays the required cumulative preferred dividend, it will pay any additional dividends in equal amounts per share on both the preferred stock and the common stock at 95% and 5%, respectively. Through the preferred stock, the Company is also entitled to receive a preferred liquidation value of $174.00 per share plus all cumulative and unpaid dividends. The preferred stock is subject to redemption at the option of GC after December 31, 2005, for a redemption price of $174.00 per share. As the holder of preferred stock of GC, the Company has no voting power with respect to the election of the directors of GC; all power to elect directors of GC is held by the owners of the common stock of GC.

This structure is intended to provide the Company with a significant portion of the economic benefits of the operations of GC. The Company accounts for the financial results of GC using the equity method.

Glenborough Inland Realty Corporation. Glenborough Inland Realty Corporation ("GIRC") provides management services for certain partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has significant real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships"). These services include asset management, property development, Securities and Exchange Commission reporting, accounting, investor relations, property management services, and may in the future also include general partner services.

The Company owns 100% of the 19,000 shares (representing 95% of total outstanding shares) of non-voting preferred stock of GIRC. Three individuals, one of whom, Frank E. Austin, is an executive officer of the Company, each own 33 1/3% of the 1,000 shares (representing 5% of total outstanding shares) of voting common stock of GIRC. The Company and GIRC intend that the Company's interest in GIRC comply with REIT qualification standards.

The Company, through its ownership of preferred stock, is entitled to receive cumulative, preferred annual dividends of $0.80 per share, which GIRC must pay before it pays any dividends with respect to the common stock. Once GIRC pays the required cumulative preferred dividend, it will pay any additional dividends in equal amounts per share on both the preferred stock and the common stock at 95% and 5%, respectively. Through the preferred stock, the Company is also entitled to receive a preferred liquidation value of $55.00 per share plus all cumulative and unpaid dividends. The preferred stock is subject to redemption at the option of GIRC after December 31, 2005, for a redemption price of $55.00 per share plus cumulative and unpaid dividends. As the holder of preferred stock of GIRC, the Company has no voting power with respect to the election of the directors of GIRC; all power to elect directors of GIRC is held by the owners of the common stock of GIRC.

This structure is intended to provide the Company with a significant portion of the economic benefits of the operations of GIRC. The Company accounts for the financial results of GIRC using the equity method.

Glenborough Hotel Group. The Operating Partnership leases its hotel properties to Glenborough Hotel Group ("GHG"). The Operating Partnership holds a first mortgage on another hotel, which is managed by GHG under a contract with its owner. GHG also manages two other hotels owned by Outlook Income Fund 9, a partnership whose general partner is GC, as well as two resort condominium hotels.

The Company owns 100% of the 50 shares of non-voting preferred stock of GHG. Three individuals, one of whom, Terri Garnick, is an executive officer of the Company, each own 33 1/3% of the 1,000 shares of voting common stock of GHG. The Company and GHG intend that the Company's interest in GHG comply with REIT qualification standards.

The Company, through its ownership of preferred stock, is entitled to receive cumulative, preferred annual dividends of $600 per share, which GHG must pay before it pays any dividends with respect to the common stock. Once GHG pays the required cumulative preferred dividend, it will pay 75% of any additional dividends to holders of the preferred stock, and 25% to holders of the common stock. Through the preferred stock, the Company is also entitled to receive a preferred liquidation value of $40,000 per share plus all cumulative and unpaid dividends. The preferred stock will be subject to redemption at the option of GHG after December 31, 1999, for a redemption price of $40,000 per share. As the holders of preferred stock of GHG, the Company has no voting power with respect to the election of the directors of GHG; all power to elect directors of GHG is held by the owners of the common stock of GHG.

This structure is intended to provide the Company with a significant portion of the economic benefits of the operations of GHG. The Company accounts for the financial results of GHG using the equity method.

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

Employees

As of December 31, 1996, the Company and the Associated Companies had approximately 430 full-time employees.

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

The Company also experiences competition when attempting to acquire equity interests in desirable real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, trust funds, partnerships and individual investors.

Working Capital

The Company's practice is to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies while minimizing interest expense. Therefore, cash on hand is kept to a minimum by frequently paying down on the Wells Fargo line of credit and drawing on the Wells Fargo line of credit when necessary.

Other Factors

Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have any material effect upon the capital expenditures, earnings and competitive position of the Company.

The Properties have each been subject to Phase I Environmental Assessments ("Phase I Reports") and, where such an assessment indicated it was appropriate, Phase II Environmental Assessments ("Phase II Reports" and, collectively, the "Environmental Reports") have been conducted. These reports have not indicated any significant environmental issues.

In the event that pre-existing environmental conditions not disclosed in the Environmental Reports which require remediation are subsequently discovered, the cost of remediation will be borne by the Company. Additionally, no assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability, (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to the Company or (iii) that the Company will not otherwise incur significant liabilities associated with costs of remediation relating to the Properties.

ITEM 2.       PROPERTIES

The Location and Type of the Company's Properties

The Company's 54 Properties are diversified by type (office, industrial, retail, multifamily and hotel) and are located in four geographic regions and 17 states within the United States comprising numerous local markets. The following table sets forth the location, type and size of the Properties (by rentable square feet and/or units) along with average occupancy for the year ended December 31, 1996.

                         Square           Square         Square
                          Feet             Feet           Feet        Units       Units      # of
Region                   Office         Industrial       Retail    Multifamily    Hotel   Properties
------                   ------         ----------       ------    -----------    -----   ----------
East                        --            274,000           --          --         --          1
South                       --            629,829        223,678        --         286        22
Midwest                  383,497          813,776         12,800        --         --         12
West                     258,426          308,763        394,222        642        277        19
                         -------        ---------        -------        ---        ---        --

Total                    641,923        2,026,368        630,700        642        563        54
                         =======        =========        =======        ===        ===        ==

No. of  Properties            11               14             21          3          5

Average Occupancy             94%              99%            96%        94%        72%

For the years ended December 31, 1995 and 1994, rental revenue from the two Properties leased to Navistar International contributed approximately 10% of the combined total rental revenue of the GRT Predecessor Entities. For the year ended December 31, 1996, no tenant contributed 10% or more of the rental revenue of the Company. A complete listing of Properties owned by the Company at December 31, 1996 is included as part of Schedule III in Item 14.

Office Properties

The Company owns eleven office Properties with total rentable square footage of 641,923. The leases for the office Properties have terms ranging from one to ten years. The office leases generally require the tenant to reimburse the Company for increases in building operating costs over a base amount. Many of the leases provide for rent increases that are either fixed or based on a consumer price index ("CPI"). As of December 31, 1996, the office Properties were approximately 93% leased.

The following table sets forth, for the periods specified, the total rentable area, aggregate average occupancy, average effective base rent per leased square foot and total effective annual base rent.

                                OFFICE PROPERTIES
                          HISTORICAL RENT AND OCCUPANCY

                Total              Average          Average Effective       Total Effective
              Rentable         Occupancy Rate         Base Rent per           Annual Base
Year        Area (Sq. Ft)      for the Period      Leased Sq. Ft. (1)      Rent ($000s) (2)
----        -------------      --------------      ------------------      ----------------
1996           641,923               94%               $  13.19              $  7,918
1995           106,076               97                   11.91                 1,228
1994           105,770               88                   11.44                 1,065
1993           104,666               80                   12.04                 1,008
1992           104,754               80                   11.10                   930

(1) Total Effective Annual Base Rent divided by average occupancy in square feet. As used herein, "Effective Base Rent" represents base rent less concessions.
(2) Total Effective Annual Base Rent adjusted for any free rent given for the period.

The following table sets forth the contractual lease expirations for leases for the office Properties as of December 31, 1996.

                                OFFICE PROPERTIES
                                LEASE EXPIRATIONS

                  Number         Rentable Square          Annual Base           Percentage of Total
                    of           Footage Subject          Rent Under             Annual Base Rent
Expiration       Expiring          to Expiring             Expiring               Represented by
   Year           Leases             Leases              Leases ($000s)         Expiring Leases (1)
   ----           ------             ------              --------------         -------------------
1997 (4)           147              143,834               $ 2,305                     25.75%
1998                44              132,455                 2,052                     22.92
1999                41               90,026                 1,453                     16.23
2000                18               57,532                   967                     10.80
2001                27               63,800                 1,094                     12.22
Thereafter           9              107,846                 1,082                     12.08
                   ---              -------               -------                    ------
Total              286              595,493 (2)           $ 8,953 (3)                100.00%
                   ===              =======               =======                    ======

(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).
(2) This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).
(3) This figure is based on square footage actually leased and incorporates contractual rent increases arising after 1996, and thus differs from "Total Effective Annual Base Rent" in the preceding table, which is based on 1996 rents.
(4)  Includes leases that have initial terms of less than one year.

Industrial Properties

The Company owns 14 industrial Properties aggregating 2,026,368 square feet. During June 1996, the Company sold two other industrial properties, which had 97,200 square feet. The industrial Properties are designed for warehouse, distribution and light manufacturing, ranging in size from 37,200 square feet to 474,426 square feet. As of December 31, 1996, seven of the industrial Properties were leased to multiple tenants, seven were leased to single tenants, and all seven of the single-tenant Properties are adaptable in design to multi-tenant use. As of December 31, 1996, the warehouse Properties were approximately 99% leased.

Four of the single-tenant Properties have eight years remaining on leases whose original terms were 20 years and include rent increases every three years based on all or a percentage of the change in the CPI. Under these leases the tenants are required to pay for all of the Properties' operating costs, such as common area maintenance, property taxes, insurance, and all repairs including structural repairs. These four Properties are leased to Navistar International Transportation Corporation ("Navistar"), but two of the leases have been assumed by Case Equipment Corporation ("Case"). Navistar has options under its leases to purchase either or both of the Properties on March 1, 1999, and 2002. The option price is equal to the lesser of (i) the greater of the appraised value or a specified option floor price; or (ii) a price derived by applying a specified capitalization rate to a specified rental amount. The Case leases give the tenant a purchase option exercisable on March 1, 1999, and 2002 for an amount equal to the greater of the appraised value or a specified minimum price. Management believes, based on discussions with both tenants, that neither tenant has any present intention to exercise any option to purchase.

The remaining warehouse Properties have leases whose terms range from one to eight years. Most of the leases are "triple net" leases whereby the tenants are required to pay their pro rata share of the Properties' operating costs, common area maintenance, property taxes, insurance, and non-structural repairs. Some of the leases are "industrial gross" leases whereby the tenant pays as additional rent its pro rata share of common area maintenance and repair costs and its share of the increase in taxes and insurance over a specified base year cost. Many of these leases call for fixed or CPI-based rent increases.

The Company holds fee title to all of the industrial Properties except a 41,657 square-foot warehouse facility in Seattle known as Sea Tac II. This property is owned by a partnership managed by one of the Associated Companies. The Company holds a participating first mortgage interest in Sea Tac II. In accordance with GAAP, the Company accounts for the property as though it held fee title, as substantially all risks and rewards of ownership have been transferred to the Company as a result of the terms of the mortgage.

The following table sets forth, for the periods specified, the total rentable area, aggregate average occupancy, average effective base rent per leased square foot and total effective annual base rent for the Industrial Properties.

                              INDUSTRIAL PROPERTIES
                          HISTORICAL RENT AND OCCUPANCY

                   Total               Average         Average Effective       Total Effective
                 Rentable          Occupancy Rate         Base Rent per           Annual Base
Year           Area (Sq. Ft)       for the Period      Leased Sq. Ft. (1)      Rent ($000s) (2)
----           -------------       --------------      ------------------      ----------------
1996(3)         2,026,368                99%               $  2.70               $    5,414
1995            1,491,827               100                   2.29                    3,405
1994            1,491,827               100                   2.29                    3,401
1993            1,491,827                98                   2.24                    3,294
1992            1,491,827                96                   2.14                    3,075

(1) Total Effective Annual Base Rent divided by average occupancy in square feet.
(2) Total Effective Annual Base Rent adjusted for any free rent given for the period.
(3) Includes the TRP Properties. For these Properties, occupancy rates are presented as of December 31, 1996, and base rents are presented on an annualized basis based on results since the acquisition as this information is not available for the year ended December 31, 1996.

The following table sets forth the contractual lease expirations for leases for the industrial Properties as of December 31, 1996.

                              INDUSTRIAL PROPERTIES
                                LEASE EXPIRATIONS

                  Number        Rentable Square       Annual Base      Percentage of Total
                    of          Footage Subject       Rent Under        Annual Base Rent
Expiration        Leases          to Expiring          Expiring          Represented by
   Year          Expiring           Leases          Leases ($000s)     Expiring Leases (1)
   ----          --------           ------          --------------     -------------------
1997(4)             27             336,867            $ 1,229                22.07%
1998                11             130,461                564                10.12
1999                15             143,265                536                 9.61
2000                 6              78,206                324                 5.81
2001                 4              59,757                324                 5.81
Thereafter           5           1,256,170              2,594                46.58
                   ---           ---------            -------               ------
Total               68           2,004,726 (2)        $ 5,571 (3)           100.00%
                   ===           =========            =======               ======

(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).
(2) This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).
(3) This figure is based on square footage actually leased (which excludes vacant space) and incorporates contractual rent increases arising after 1996, and thus differs from "Total Effective Annual Base Rent" in the preceding table, which is based on 1996 rents.
(4)  Includes leases that have initial terms of less than one year.

Retail Properties

The retail portfolio consists of 21 Properties with a total of 630,700 square feet. As of December 31, 1996, the occupancy of the retail Properties was 97%. Five of the retail Properties, representing 543,950 square feet or 86% of the total rentable area, are anchored community shopping centers. The anchor tenants of these centers are national or regional supermarkets and drug stores.

Ten of the retail Properties are leased to QuikTrip Corporation on long-term leases expiring after 2008. QuikTrip is a regional convenience store operator with over 300 stores in six states. The leases require the tenant to pay for all Property costs and provide for periodic fixed increases of base rent. Under such leases, the tenant has one five-year option to renew at specified rental rates.

Six of the retail Properties are located in the Atlanta metropolitan area and are leased to tenants in the automotive care industry.

The leases for the retail Properties (excluding the above described QuikTrip leases) generally include fixed or CPI-based rent increases and some include provisions for the payment of additional rent based on a percentage of the tenants' gross sales that exceed specified amounts. Retail tenants also typically pay as additional rent their pro rata share of the Properties' operating costs including common area maintenance, property taxes, insurance and non-structural repairs. Some leases contain options to renew at market rates or specified rates.

The Company holds fee title to all of the retail Properties except the Park Center community center. Park Center is owned by a partnership managed by one of the Associated Companies. The Company holds a participating first mortgage interest in Park Center. In accordance with GAAP, the Company accounts for Park Center as though it held fee title, as substantially all risks and rewards of ownership have been transferred to the Company as a result of the terms of the mortgage.

The following table sets forth, for the periods specified, the total rentable area, aggregate average occupancy, average effective base rent per leased square foot and total effective annual base rent for the retail properties.

                                RETAIL PROPERTIES
                          HISTORICAL RENT AND OCCUPANCY

                  Total              Average          Average Effective       Total Effective
                Rentable            Occupancy           Base Rent per           Annual Base
Year          Area (Sq. Ft)      for the Period      Leased Sq. Ft. (1)      Rent ($000s) (2)
----          -------------      --------------      ------------------      ----------------
1996(3)          630,700               96%                $  7.82 (4)          $  4,726
1995             285,658               95                   10.76                 2,915
1994             285,722               94                   10.76                 2,890
1993             285,722               90                   11.11                 2,858
1992             285,722               88                   11.12                 2,823

(1) Total Effective Annual Base Rent divided by average occupancy in square feet.
(2) Total Effective Annual Base Rent adjusted for any free rent given for the period.
(3) Includes the Carlsberg Properties and the TRP Properties. For these Properties, occupancy rates are presented as of December 31, 1996, and base rents are presented on an annualized basis based on results since the acquisition as this information is not available for the year ended December 31, 1996.
(4) Average effective base rent per leased square foot declined in 1996 due to the acquisition of properties with lower base rents.

The following table sets forth the contractual lease expirations for the retail Properties as of December 31, 1996.

                                RETAIL PROPERTIES
                                LEASE EXPIRATIONS

                                Rentable Square       Annual Base       Percentage of Total
                Number of       Footage Subject       Rent Under         Annual Base Rent
Expiration       Leases          to Expiring           Expiring           Represented by
   Year         Expiring            Leases          Leases ($000s)      Expiring Leases (1)
   ----         --------            ------          --------------      -------------------
1997(4)             14              25,889            $   302                  5.65%
1998                19              55,488                418                  7.82
1999                29              59,201                633                 11.83
2000                18              40,175                456                  8.53
2001                18              70,423                595                 11.12
Thereafter          28             361,044              2,944                 55.05
                   ---             -------            -------                ------
Total              126             612,220 (2)        $ 5,348 (3)            100.00%
                   ===             =======            =======                ======

(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).
(2) This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).
(3) This figure is based on square footage actually leased (which excludes vacant space) and incorporates contractual rent increases arising after 1996, and thus differs from "Total Effective Annual Base Rent" in the preceding table which is based on 1996 rents.
(4)  Includes leases that have initial terms of less than one year.

Tenant Improvements and Leasing Commissions

The following table summarizes by year the capitalized tenant improvement and leasing commission expenditures incurred in the renewal or re-leasing of previously occupied space since January 1, 1992.

             CAPITALIZED TENANT IMPROVEMENTS AND LEASING COMMISSIONS

                                                     1992           1993           1994           1995           1996
                                                     ----           ----           ----           ----           ----
INDUSTRIAL PROPERTIES
Square footage renewed or re-leased                  52,491         66,500         89,000        141,523         69,000
Capitalized tenant  improvements and
    commissions($000s)                             $     21       $     64       $     60       $    114       $     74
    Average per square foot of renewed or
    re-leased space                                $   0.40       $   0.96       $   0.67       $   0.81       $   1.07
OFFICE PROPERTIES
Square footage renewed or re-leased                  26,989         23,909         18,384         79,745         39,706
Capitalized tenant improvements and
    commissions ($000s)                            $    192       $     59       $     58       $    468(1)    $    617 (2)
    Average per square foot of renewed or
    re-leased space                                $   7.12       $   2.47       $   3.18       $   5.87       $  15.54 (2)
RETAIL PROPERTIES
Square footage renewed or re-leased                  26,403         31,443         46,833         33,294         32,998
Capitalized tenant improvements and
    commissions ($000s)                            $     63       $     59       $     59       $     98       $     83
    Average per square foot of renewed or
    re-leased space                                $   2.38       $   1.87       $   l.87       $   2.94       $   2.53
ALL PROPERTIES
Square footage renewed or re-leased                 105,883        121,852        154,217        254,562        141,704
Capitalized tenant improvement and
    leasing commission  expenditures ($000s)       $    276       $    182       $    177       $    680       $    774
    Average per square foot of renewed or
    re-leased space                                $   2.61       $   1.49       $   1.14       $   1.73       $   5.46 (2)

(1) The significant increase in capitalized tenant improvements and commissions in 1995 over the previous year is primarily the result of re-leasing 15,491 sq. ft. at Regency Westpointe. The re-lease is for a term of ten years. There were no commissions paid in this transaction. Tenant improvements totaled $405,000. This tenant occupies 43% of Regency Westpointe.
(2) The significant increase in capitalized tenant improvements and commissions in 1996 over the previous years is primarily the result of tenant improvements provided in connection with a lease extension of space for the principal tenant of the UCT Property. The lease was extended 10 years and expires in 2010.

Multifamily Properties

The Company owns three multi-family Properties, aggregating 642 units, and 542,710 square feet of space. All of the units are rented to residential tenants on either a month-to-month basis or for terms of one year or less. As of December 31, 1996, the multifamily properties were approximately 95% leased.

The following table sets forth, for the periods specified, total units, average occupancy, monthly average effective base rent per unit and total effective annual base rent for the multifamily Properties.

                             MULTIFAMILY PROPERTIES
                          HISTORICAL RENT AND OCCUPANCY

                             Average           Monthly Average         Total Effective
              Total         Occupancy        Effective Base Rent          Annual Base
Year          Units      for the Period      per Leased Unit (1)       Rent ($000s) (2)
----          -----      --------------      -------------------       ----------------
1996(4)        642             94%               $   598 (4)              $  4,328
1995           104             94                    630                       739
1994           104             98                    632                       774
1993           104             93                    632                       734
1992           104             98                    633                       758

(1)  Total Effective Annual Base Rent divided by average occupied unit.
(2) Total Effective Annual Base Rent adjusted for any free rent given for the period.
(3) Includes the TRP Properties. For these Properties, occupancy rates are presented as of December 31, 1996, and base rents are presented on an annualized basis based on results since the acquisition as this information is not available for the year ended December 31, 1996.
(4) Average effective monthly base rent per unit declined in 1996 due to the acquisition of properties with lower base rents.

Hotels

Overview. The Hotel portfolio consists of five hotels (the "Hotels," and each a "Hotel") ranging from 64 to 157 rooms each. Four of the Hotels are all-suite Hotels which consist primarily of one-bedroom suites, but each also includes some studio suites and two-bedroom suites. All of the Hotels are currently operating under license agreements with Country Lodging by Carlson, Inc. The four all-suite Hotels are marketed as Country Suites by Carlson ("Country Suites") and the fifth Hotel is marketed as Country Inns and Suites by Carlson. Country Lodging is part of the Carlson Companies, based in Minneapolis, Minnesota. The Carlson Companies own, operate and franchise Radisson Hotels, TGI Friday's Restaurants, Country Kitchen Restaurants and the Carlson Travel Agency Network. Currently there are a total of more than 85 Country Inns and Suites, with 30 additional under construction.

The Company holds fee title to four of the five Hotels. The fifth Hotel, the Country Suites in Irving, Texas is owned by a partnership managed by one of the Associated Companies. The Company holds a participating first mortgage interest in the Property. In accordance with GAAP, the Company accounts for the Property as though it holds fee title, as substantially all risks and rewards of ownership have been transferred to the Company as a result of the terms of the mortgage. The hotels owned in fee title are currently leased to GHG (see "The Percentage Leases," discussed below). The Irving, Texas hotel is managed by GHG under terms of a pre-existing contract.

The following table contains, for the periods indicated, occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") information for the Company's Hotels as well as comparative information for all U.S. Hotels and all Country Lodging hotels.

Year Ended December 31:             1992          1993          1994          1995             1996
                                    ----          ----          ----          ----             ----
IRVING, TX
  Occupancy                          66.1%         76.3%         77.5%         76.0%            75.2%
  ADR                            $   53.53     $   50.22     $   58.52     $   66.55        $   76.56
  REVPAR                         $   35.37     $   38.33     $   45.36     $   50.57        $   57.28
ONTARIO, CA
  Occupancy                          59.3%         59.6%         56.4%         65.5%            71.6%
  ADR                            $   52.93     $   51.61     $   52.02     $   48.38        $   54.89
  REVPAR                         $   31.42     $   30.74     $   29.35     $   31.67        $   38.95
SAN ANTONIO, TX (3)
  Occupancy                          --            --            --            53.3% (4)        54.6% (5)
  ADR                                --            --            --        $   57.80 (4)    $   58.68 (5)
  REVPAR                             --            --            --        $   30.79 (4)    $   32.03 (5)
ARLINGTON, TX
  Occupancy                          67.6%         61.0%         63.4%         70.2%            68.7%
  ADR                            $   57.85     $   51.58     $   62.73     $   64.96        $   67.61
  REVPAR                         $   39.14     $   31.46     $   39.79     $   45.63        $   45.75
TUCSON, AZ
  Occupancy                          71.8%         77.4%         77.4%         79.0%            81.4%
  ADR                            $   54.38     $   54.46     $   57.21     $   58.93        $   63.85
  REVPAR                         $   39.05     $   42.16     $   44.29     $   46.53        $   50.42
ALL U.S. HOTELS (1)
  Occupancy                          61.8%         63.7%         65.2%         66.0%            65.7%
  ADR                            $   59.65     $   60.99     $   63.63     $   66.88        $   71.66
  REVPAR                         $   37.04     $   38.85     $   41.49     $   44.14        $   47.06
COUNTRY LODGING SYSTEM (2)
  Occupancy                          67.1%         71.4%         75.0%         75.4%            73.0%
  ADR                            $   50.62     $   50.00     $   53.00     $   56.00        $   62.42
  REVPAR                         $   33.94     $   35.72     $   39.75     $   41.00        $   45.45

(1)  Source: Smith Travel Research and Country Hospitality.
(2)  Source: Country Hospitality. Data for all years is limited to U.S.
     properties.
(3)  The San Antonio Hotel opened in 1995.
(4) Information supplied for historical comparison only as this hotel was not acquired by the Company until August 1996. Source: Unaudited operating statements provided by previous owner of the hotel.
(5) Information represents a full year of operations including operations prior to the Company's acquisition of the hotel in August 1996.


THE PERCENTAGE LEASES

In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership can operate the Hotels. Therefore, the Operating Partnership has leased four of the Hotels to GHG each for a term of five years pursuant to percentage leases ("Percentage Leases"), which provide for rent equal to the greater of the Base Rent (as defined in the Percentage Leases) or a specified percentage of room revenues (the "Percentage Rent"). Each Hotel is separately leased to GHG. GHG's ability to make rent payments will, to a large degree, depend on its ability to generate cash flow from the operations of the Hotels. Each Percentage Lease contains the provisions described below.

Each Percentage Lease has a non-cancelable term of five years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Lease. The lessee under the Percentage Lease has one five-year renewal option at the then current fair market rent.

During the term of each Percentage Lease, the lessee is obligated to pay the greater of Base Rent or Percentage Rent. Base Rent accrues and is required to be paid monthly in advance. Percentage Rent is calculated by multiplying fixed percentages by room revenues for each of the four Hotels owned by the Company. The applicable percentage changes when revenue exceeds a specified threshold, and the threshold may be adjusted annually in accordance with changes in the applicable CPI. Percentage Rent accrues and is due quarterly.

The table below sets forth the annual Base Rent and the Percentage Rent formulas for each of the four Hotels owned by the Company.

                                        Percentage Rent Incurred
       Hotel        Initial Annual         for the year ended
     Location          Base Rent            December 31, 1996         Annual Percentage Rent Formulas
     --------          ---------            -----------------         -------------------------------
Ontario, CA            $ 240,000             $   192,000              24% of the first $1,575,000 of room revenue plus
                                                                      40% of room revenue above $1,575,000 and 5% of
                                                                      other revenue

Arlington, TX          $ 360,000             $   328,000              27% of the first $1,600,000 of room revenue plus
                                                                      42% of room revenue above $1,600,000 and 5% of
                                                                      other revenue

Tucson, AZ             $ 600,000             $   656,000              40% of the first $1,350,000 of room revenue plus
                                                                      46% of room revenue above $1,350,000 and 5% of
                                                                      other revenue

San Antonio, TX        $ 312,000 (1)         $         0 (1)          33% of the first $1,200,000 of room revenue plus
                                                                      40% of room revenue above $1,200,000 and 5% of
                                                                      other revenue

(1) Hotel was acquired in August 1996, therefore, rent incurred for the year ended December 31, 1996 was less than a full year's rent.

Other than real estate and personal property taxes, casualty insurance, a fixed capital improvement allowance and maintenance of underground utilities and structural elements, which are the responsibility of the Company, the Percentage Leases require the lessee to pay rent, insurance, salaries, utilities and all other operating costs incurred in the operation of the Hotels.

Under the Percentage Leases, the Company is required to maintain the underground utilities and the structural elements of the improvements, including exterior walls (excluding plate glass) and roof. In addition, the Company must fund periodic capital improvements to the buildings and grounds, and the periodic repair, replacement and refurbishment of furniture, fixtures and equipment, up to the following amounts per quarter for the first year of the Percentage Lease:
Arlington-$25,000; Ontario-$22,750, Tucson-$28,500, and San Antonio-$10,500.
These amounts increase annually in accordance with the CPI. These obligations carry forward to the extent not expended, and any unexpended amounts will remain the property of the Company upon termination of the Percentage Leases. Except for capital improvements and maintenance of structural elements and underground utilities, GHG will be required, at its expense, to maintain the Hotels in good order and repair, except for ordinary wear and tear, and to make non-structural, foreseen and unforeseen, and ordinary and extraordinary, repairs which may be necessary and appropriate to keep the Hotels in good order and repair. GHG will not be permitted to sublet all or any part of the Hotels or to assign its interest under any of the Percentage Leases, other than to an affiliate, without the prior written consent of the Company. No assignment or subletting will release GHG from any of its obligations under the Percentage Leases.

If the Company enters into an agreement to sell or otherwise transfer a Hotel, the Company has the right to terminate the Percentage Lease with respect to such Hotel upon paying GHG the fair market value of its leasehold interest in the remaining term of the Percentage Lease to be terminated.

GHG is the licensee under the franchise licenses on the Hotels. The franchise agreements are assignable to the Company, another lessee, or a new owner, with a payment of $2,500 per Hotel.

Mortgage Loans Receivable

Although the Company does not intend to engage in the business of making real estate loans, the Company holds three notes receivable, secured by first priority real property liens, which had a total outstanding principal balance of $10,678,000 and a net carrying value of $9,905,000 at December 31, 1996.
The financial statement carrying value of the Hovpark loan at December 31, 1996 is $6,700,000, the estimated fair value of the underlying collateral. Effective February 1, 1997, as a result of repayment of principal by the borrower, the principal balance of this loan was reduced to $500,000 and the maturity was extended to February 1, 2009. As of February 28, 1997, all payments are current. In connection with the Grunow loan, the Company entered into an Option Agreement which provides the Operating Partnership the option to purchase the Grunow Medical building based upon an agreed upon formula. See Note 6 in Item 14 for further discussion. The following table summarizes these three mortgages.

                                        SUMMARY OF MORTGAGE LOANS RECEIVABLE


          Collateral Property                    Principal
----------------------------------------        Balance at        Interest
      Name                  Type                 12/31/96           Rate        Maturity
      ----                  ----                 --------           ----        --------
Hovpark (1)            Industrial/Office       $  7,563,000         8.00%        2/1/97
Laurel Cranford        Industrial              $    511,000         9.00%        6/1/01
Grunow                 Medical Office          $  2,694,000        11.00%       11/19/99

(1) This loan is currently secured by a pledge of partnership interests in the borrower.

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

The complaint alleged breaches by the defendants of their fiduciary duty and duty of good faith and fair dealing to investors in the Partnerships. The complaint sought injunctive relief and compensatory damages. The complaint alleged that the valuation of GC was excessive and was done without appraisal of GC's business or assets. The complaint further alleged that the interest rate for the Notes to be issued to investors in lieu of shares of Common Stock, if they so elected was too low for the risk involved and that the Notes would likely sell, if at all, at a substantial discount from their face value (as a matter entirely distinct from the litigation and subsequent settlement, the Company, as it had the option to, paid in full the amounts due plus interest in lieu of issuing Notes).

On October 9, 1995 the parties entered into an agreement to settle the action. The defendants, in entering into the settlement agreement, did not acknowledge any fault, liability or wrongdoing of any kind and continue to deny all material allegations asserted in the litigation. Pursuant to the settlement agreement, the defendants will be released from all claims, known or unknown, that have been, could have been, or in the future might be asserted, relating to, among other things, the Consolidation, the acquisition of the Company's shares pursuant to the Consolidation, any misrepresentation or omission in the Registration Statement on Form S-4, filed by the Company on September 1, 1994, as amended, or the prospectus contained therein ("Prospectus/Consent Solicitation Statement"), or the subject matter of the lawsuit. In return, the defendants agreed to the following: (a) the inclusion of additional or expanded disclosure in the Prospectus Consent Solicitation Statement, and (b) the placement of certain restrictions on the sale of the stock by certain insiders and the granting of stock options to certain insiders following consummation of the Consolidation. Plaintiff's counsel indicated that it would request that the court award it $850,000 in attorneys' fees, costs and expenses. In addition, plaintiffs' counsel indicated it would request the court for an award of $5,000 payable to Anthony E. Blumberg as the class representative. The defendants agreed not to oppose such requests.

On October 11, 1995, the court certified the class for purposes of settlement, and scheduled a hearing to determine whether it should approve the settlement and class counsel's application for fees. A notice of the proposed settlement was distributed to the members of the class on November 15, 1995. The notice specified that, in order to be heard at the hearing, any class member objecting to the proposed settlement must, by December 15, 1995, file a notice of intent to appear, and a detailed statement of the grounds for their objection.

Objections were received from a small number of class members. The objections reiterated the claims in the original Blumberg complaint, and asserted that the settlement agreement did not adequately compensate the class for releasing those claims. One of the objections was filed by the same law firm that brought the BEJ Action described below.

At a hearing on January 17, 1996, the court heard the arguments of the objectors seeking to overturn the settlement, as well as the arguments of the plaintiffs and the defendants in defense of the settlement. The court granted all parties a period of time in which to file additional pleadings. On June 4, 1996, the court granted approval of the settlement, finding it fundamentally fair, adequate and reasonable to the respective parties to the settlement. However, the objectors gave notice of their intent to appeal the June 4 decision, and filed their opening brief with the court of appeals on November 15, 1996. The Company and the other defendants filed their answering brief on January 17, 1997.

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

This action alleges the same disclosure violations and breaches of fiduciary duty as were alleged in the Blumberg Action. The complaint sought injunctive relief, which was denied at a hearing on December 22, 1995. At that hearing, the court also deferred all further proceedings in this case until after the scheduled January 17, 1996 hearing in the Blumberg Action. Following several stipulated extensions of time for the Company to respond to the complaint, the Company filed a motion to dismiss the case. The Company has since withdrawn its motion to dismiss the case, and the plaintiffs have agreed to apply for an order from the court staying all proceedings in this action pending final resolution of the Blumberg action.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company did not submit any matters to a vote of security holders in the fourth quarter of the year ended December 31, 1996.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

On January 31, 1996, the Company's Common Stock began trading on the NYSE at $12.00 per share under the symbol "GLB". On December 31, 1996, the closing price was $17.625. On February 26, 1997, the last reported sales price per share of the Company's Common Stock on the NYSE was $19.00. The following table sets forth the high and low sales price per share of the Company's Common Stock for the periods indicated, as reported on the NYSE composite tape.

 Quarterly Period                            High                     Low
 ----------------                            ----                     ---
1996
   First Quarter (1)                      $ 14 3/8                $  12
   Second Quarter                           15 1/4                   13 3/8
   Third Quarter                            14 5/8                   13 3/8
   Fourth Quarter                           17 5/8                   13 5/8
1997
   First Quarter (2)                      $ 19 7/8                $  16 3/4

(1) Although the Consolidation occurred on December 31, 1995 and the Company began paying distributions on its Common Stock based on earnings in the first quarter of 1996, the Common Stock did not begin trading on the NYSE until January 31, 1996.
(2)  High and low stock prices through February 26, 1997.

Holders

The approximate number of holders of record of the shares of the Company's common stock was 5,355 as of February 26, 1997.

Distributions

Since the Consolidation, the Company has paid regular quarterly distributions to holders of its Common Stock. During the year ended December 31, 1996, the Company declared and/or paid the following quarterly distributions:

                                        Distributions            Total
 Quarterly Period                        per share           Distributions
 ----------------                        ---------           -------------
1996
    First Quarter                       $   0.30            $   1,726,000
    Second Quarter                      $   0.30            $   1,737,000
    Third Quarter                       $   0.30            $   2,891,000
    Fourth Quarter                      $   0.32 (1)        $   3,298,000 (1)

(1) Distributions for the fourth quarter of 1996 were paid on February 19, 1997.

The Company intends to declare regular quarterly distributions to its stockholders. Federal income tax law requires that a REIT distribute annually at least 95% of its REIT taxable income. Future distributions by the Company will be at the discretion of the Board of Directors and will depend upon the actual Funds from Operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. The Company intends to continue its policy of paying quarterly distributions, but there can be no assurance that distributions will continue or be paid at any specific level.

ITEM 6.     SELECTED FINANCIAL DATA

Set forth below are selected financial data for:

     Glenborough Realty Trust Incorporated: Consolidated balance sheet data is presented as of December 31, 1996 and 1995. Consolidated operating data is presented for the year ended December 31, 1996, and As Adjusted consolidated operating data is presented for the years ended December 31, 1995 and 1994, and assumes the Consolidation and related transactions occurred on January 1, 1994.

     The GRT Predecessor Entities: Combined operating data is presented for the years ended December 31, 1995, 1994, 1993 and 1992. The combined balance sheet data is presented as of December 31, 1994, 1993 and 1992.

This selected financial data should be read in conjunction with financial statements of Glenborough Realty Trust Incorporated, including the notes thereto, included in Item 14.

                                                  AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------
                                 HISTORICAL    AS ADJUSTED   HISTORICAL   AS ADJUSTED    HISTORICAL   HISTORICAL   HISTORICAL
                                    1996          1995          1995         1994           1994         1993         1992
                                    ----          ----          ----         ----           ----         ----         ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
 Rental Revenue ..............   $  17,943      $ 13,495     $  15,454     $ 12,867      $  13,797    $  13,546    $  13,759
 Fees and reimbursements .....         311           260        16,019          260         13,327       15,439       14,219
 Interest and other income ...       1,080           982         2,698        1,109          3,557        3,239        3,150
 Equity in earnings of
     Associated Companies ....       1,598         1,691          --          1,649           --           --           --
 Total Revenues(1) ...........      21,253        16,428        34,171       15,885         30,681       32,224       31,128
 Property operating expenses..       5,266         4,084         8,576        3,673          6,782        7,553        8,692
 General and administrative...       1,393           983        15,947          954         13,454       14,321       13,496
 Interest expense ............       3,913         2,767         2,129        2,767          1,140        1,301        1,466
 Depreciation and
   Amortization ..............       4,575         3,654         4,762        3,442          4,041        4,572        4,933
 Income (loss) from operations
   before minority interest
   and extraordinary items....      (1,131)        4,077           524        4,516          1,580        2,144       (2,139)
 Net income (loss)(2) ........      (1,609)        3,796           524       (3,093)         1,580        4,418       (2,681)
 Per share (3):
   Net income (loss) before
     extraordinary items......   $   (0.21)     $   0.66          --       $   0.72           --           --           --
   Net income (loss) .........       (0.24)         0.66          --          (0.54)          --           --           --
   Distributions(4) ..........        1.22          1.20          --           1.20           --           --           --

BALANCE SHEET DATA:
 Net investment in real
   estate ....................     161,945          --       $  77,574         --        $  63,994    $  70,245    $  75,022
 Mortgage loans receivable,
   net .......................       9,905          --           7,465         --           19,953       18,825       18,967
 Total assets ................     185,520          --         105,740         --          117,321      102,635      108,168
 Total debt ..................      79,089          --          36,168         --           17,906       12,172       15,350
 Stockholders' equity ........      97,600          --          55,628         --           80,558       85,841       87,172

OTHER DATA:
 EBIDA(5) ....................   $  14,273      $ 11,361     $   9,291     $ 11,258      $  10,269    $  10,326    $   8,815
 Cash flow provided by (used
   for):
   Operating activities ......       4,138         4,656       (10,608)       5,742         22,426       12,505        6,891
   Investing activities ......     (61,833)        3,263         8,656        1,710         (1,947)      (2,002)      (1,437)
   Financing activities ......     (54,463)       (7,933)      (17,390)      (6,408)        (2,745)      (8,927)      (9,476)
 FFO(6) ......................      11,491         9,638         7,162        9,536          9,129        9,025        7,349
 CAD(7),(8) ..................      10,497         8,856         3,237        8,754          6,919        6,921        4,731
 Debt to total market
   capitalization(9) .........        29.5%         --            --           --             --           --           --

(1) Certain revenues which are included in the historical combined amounts for 1995 and prior are not included on an as adjusted basis. These revenues are included in three unconsolidated Associated Companies, GHG, GC and GIRC, on an as adjusted basis, from which the Company receives lease payments and dividend income.
(2) Historical 1996 and as adjusted 1994 net losses reflect $7,237 of Consolidation and litigation costs incurred in connection with the Consolidation. As adjusted 1994 data give effect to the Consolidation and related transactions as if such transactions had occurred on January 1, 1994, whereas historical 1996 data reflect such transactions in the periods they were expensed. The Consolidation and litigation costs were expensed on January 1, 1996, the Company's first day of operations. Net loss in 1992 includes a non-recurring writedown of $4,282 on GPI's investment in the master agreement that resulted from GPI's in-substance foreclosure on the AFP Partners' properties.
(3) As adjusted net income per share is based upon as adjusted weighted average shares outstanding of 5,753,709 for 1995 and 1994.

(4)  Consists of distributions declared for the period then ended.
(5) EBIDA represents and is computed as earnings before interest expense, depreciation, amortization, loss provisions and minority interests. The Company believes that in addition to cash flows and net income, EBIDA is a useful financial performance measurement for assessing the operating performance of an equity REIT because, together with net income and cash flows, EBIDA provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. To evaluate EBIDA and the trends it depicts, the components of EBIDA, such as rental revenues, rental expenses, real estate taxes and general and administrative expenses, should be considered. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Excluded from EBIDA are financing costs such as interest as well as depreciation and amortization, each of which can significantly affect a REIT's results of operations and liquidity and should be considered in evaluating a REIT's operating performance. Further, EBIDA does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.
(6) Funds from Operations represents income (loss) from operations before minority interests and extraordinary items plus depreciation and amortization except amortization of deferred financing costs and loss provisions. In 1996, consolidation and litigation costs were also added back to net income to determine FFO. Management generally considers FFO to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. FFO also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.
(7) Cash available for distribution ("CAD") represents net income (loss) (computed in accordance with GAAP), excluding extraordinary gains or losses or loss provisions, plus depreciation and amortization including amortization of deferred financing costs, less lease commissions and capital expenditures. CAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's cash needs.
(8) CAD for the year ended December 31, 1995 excludes approximately $6,782 that represents the net proceeds received from the prepayment of the Finley mortgage loan and the repayment of the wrap note payable.
(9) Debt to total market capitalization is calculated as total debt at period end divided by total debt plus the market value of the Company's outstanding common stock, on a fully converted basis, based upon the closing price of the Common Stock of $17.625 on December 31, 1996.

FUNDS FROM OPERATIONS

The Company believes that FFO is a measure of cash flow which, when considered in conjunction with other measures of operating performance, affects the value of equity REITs such as the Company. FFO means income (loss) from operations before minority interests and extraordinary items plus depreciation and amortization, except amortization of deferred financing costs and loss provisions. In the first quarter of 1996, consolidation and litigation costs that were charged to net income have also been added back to determine FFO.

FFO is not necessarily indicative of cash flow available to fund cash needs and is not the same as cash flow from operations as defined by GAAP, and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance, or as an alternative to cash flows from operating, investing and financing activities as a measure of liquidity or ability to make distributions. Management generally considers FFO to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. FFO also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

In February 1995, NAREIT established new guidelines for calculating FFO that clarify previous guidelines. The primary change from the old definition to the new definition is the treatment of amortization of deferred financing fees. Under the new definition, the amortization of deferred financing fees is no longer added back to net income in calculating FFO. The new guidelines were effective beginning in 1996.

Beginning with the first quarter of 1996, the Company calculates its FFO based upon the new NAREIT definition and, accordingly, does not add back amortization of deferred financing fees and costs. The change does not affect the Company's CAD.

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31, June 30, September 30 and December 31, 1996 and the year ended December 31, 1996 (dollars in thousands):

                                                          March 31,      June 30,     September 30,  December 31,       Total
                                                            1996           1996           1996           1996            1996
                                                            ----           ----           ----           ----            ----
Net income (loss) before provisions for income taxes,
  minority interest and extraordinary item              $    (5,883)   $     1,714    $     1,258    $      1,780    $    (1,131)
Consolidation costs                                           6,082           --             --              --            6,082
Litigation costs                                              1,155           --             --              --            1,155
Depreciation and amortization                                   897            862            935           1,881          4,575
Gain on sale of rental property                                --             (321)          --              --             (321)
Adjustment to reflect FFO of Associated
    Companies (1)                                               284            311            251             285          1,131
                                                        -----------    -----------    -----------    ------------    -----------

FFO                                                     $     2,535    $     2,566    $     2,444    $     3,946     $    11,491
                                                        ===========    ===========    ===========    ===========     ===========

Amortization of deferred financing fees                          36             36             69              52            193
Capital reserve                                                (185)          (106)           229              81             19
Capital expenditures                                            (54)          (133)          (477)           (542)        (1,206)
                                                        -----------    -----------    -----------    ------------    -----------

CAD                                                     $     2,332    $     2,363    $     2,265    $     3,537     $    10,497
                                                        ===========    ===========    ===========    ===========     ===========

Distributions per share (2)                             $      0.30    $      0.30    $      0.30    $       0.32    $      1.22
                                                        ===========    ===========    ===========    ============    ===========

Fully converted weighted average
    shares outstanding                                    6,296,042      6,303,542      6,342,206      10,148,526      7,203,071
                                                        ===========    ===========    ===========    ============    ===========

(1) Reflects the adjustments to FFO required to reflect the FFO of the Associated Companies allocable to the Company. The Company's investments in the Associated Companies are accounted for using the equity method of accounting.
(2) The distributions for the three months ended December 31, 1996, were paid on February 19, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the selected data in
Item 6 and the Consolidated Financial Statements of Glenborough Realty Trust Incorporated and the GRT Predecessor Entities, including the notes thereto, included in Item 14.

BACKGROUND

The Company commenced operations on December 31, 1995 through the merger of eight public limited partnerships and a management company with and into the Company. A portion of the Company's operations is conducted through the Operating Partnership in which the Company holds a 1% interest as the sole general partner and an approximate 91% limited partner interest. The Company intends to elect treatment as a REIT when it files its tax return for the year ended December 31, 1996.

     The statements of operations, equity and cash flows for the years ended December 31, 1995, 1994 and 1993 of the GRT Predecessor Entities include the historical operations of GC and the Partnerships. These statements have been adjusted to reflect the consolidation of two joint ventures which were, in aggregate, wholly owned by the Partnerships. The statements of operations, equity and cash flows for the years ended December 31, 1995, 1994 and 1993 of the GRT Predecessor entities are included as the Consolidation of these entities to form the Company did not occur until December 31, 1995.

     Certain components of the Company's results of operations are not comparable to those of the GRT Predecessor Entities. The primary reason for the difference is the segregation in 1996 of the operations (management fees and reimbursements, as well as related expenses) of the Associated Companies, all of which were combined in the GRT Predecessor Entities 1995 financial statements. Effective January 1, 1996, the Company owns 100% of the preferred stock in each of the Associated Companies and accounts for its interests under the equity method. Also, contributing to the comparability difference is the change in the operational structure of three original hotel properties, not including the San Antonio Hotel which was acquired in 1996 and the Irving, Texas Hotel, (the "Hotels"). The Hotels were wholly owned by the GRT Predecessor Entities and, thus, the operations of the Hotels were included in the financial statements of the GRT Predecessor Entities. In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership can operate the Hotels. Under the current structure, the Company owns the Hotels but leases them to GHG. The Company includes only the related lease payments earned from GHG in its statement of operations. When comparing historical year ended December 31, 1996 to historical years ended December 31, 1995 and 1994, the decreases in fees and reimbursements, property operating expenses and general and administrative expenses are the primary components affected by these changes in structure.

RESULTS OF OPERATIONS

  COMPARISON OF THE HISTORICAL YEAR ENDED DECEMBER 31, 1996 TO THE AS ADJUSTED YEAR ENDED DECEMBER 31, 1995.

     Set forth below is a discussion comparing the historical results of operations for the year ended December 31, 1996 to the results of operations for the year ended December 31, 1995 adjusted to reflect the Consolidation as if the Consolidation had occurred on January 1, 1994.

     Following is a table of net operating income by property type, for comparative purposes, presenting the results for the year ended December 31, 1996 and the as adjusted year ended December 31, 1995.

                     RESULTS OF OPERATIONS BY PROPERTY TYPE
HISTORICAL YEAR ENDED DECEMBER 31, 1996 AND AS ADJUSTED YEAR ENDED DECEMBER 31,
                                      1995

                                                                  MULTI-                   PROPERTY     ELIMINATING      TOTAL
                           OFFICE     INDUSTRIAL     RETAIL       FAMILY       HOTEL         TOTAL       ENTRY(1)      REPORTED
                         ----------   ----------   ----------   ----------   ----------   -----------   -----------   -----------
1996 HISTORICAL
Revenue................  $3,905,000   $4,260,000   $3,746,000   $1,519,000   $4,513,000   $17,943,000                 $17,943,000
Operating Expenses.....   1,697,000      744,000      991,000      601,000    1,698,000     5,731,000    ($465,000)     5,266,000
Net Operating Income...   2,208,000    3,516,000    2,755,000      918,000    2,815,000    12,212,000      465,000     12,677,000
    Percentage of Total
      NOI..............         18%          29%          23%           7%          23%          100%
1995 AS ADJUSTED
Revenue................  $1,280,000   $4,133,000   $3,366,000   $  782,000   $3,934,000   $13,495,000                 $13,495,000
Operating Expenses.....     599,000      775,000      814,000      448,000    1,718,000     4,354,000    ($270,000)     4,084,000
Net Operating Income...     681,000    3,358,000    2,552,000      334,000    2,216,000     9,141,000      270,000      9,411,000
    Percentage of Total
      NOI..............          7%          37%          28%           4%          24%          100%

---------------
(1) Eliminating entry represents internal market level property management fees included in operating expenses to provide comparison to industry performance.

     Rental Revenues. Rental Revenues increased by $4,448,000, or 33%, to $17,943,000 for the year ended December 31, 1996 from $13,495,000 for the as adjusted year ended December 31, 1995. The increase consisted of increases in revenues from the Office, Industrial, Retail, Multi-Family and Hotel properties of $2,625,000, $127,000, $380,000, $737,000 and $579,000, respectively.
Moreover, of this increase, $4,442,000 represents rental revenues generated from the acquisition in 1996 of 22 properties (the "1996 Acquisitions"). The increase was offset by the elimination of revenues from the All American Industrial Properties due to the sale of such properties in June 1996. These properties represented annual revenues of approximately $600,000.

     Fees and Reimbursements. Fees and reimbursements revenue consists primarily of asset management fees paid to the Company by a controlled partnership and increased slightly to $311,000 in 1996 from $260,000 in 1995.

     Interest and Other Income. Interest and other income consists primarily of interest on mortgage loans receivable and increased slightly to $1,080,000 in 1996 from $982,000 in 1995.

     Equity in Earnings of Associated Companies. Equity in earnings of Associated Companies decreased slightly from $1,691,000 in 1995 to $1,598,000 in 1996, primarily resulting from the acquisition of the UCT Property and Bond Street Properties by the Company from entities controlled by the Associated Companies. Prior to the acquisition by the Company of these Properties, the partnerships owning these Properties paid all their fees and reimbursed all their related salary costs to GC.

     Property Operating Expenses. Property operating expenses increased by $1,182,000, or 29%, to $5,266,000 in the year ended December 31, 1996 from
$4,084,000 for the as adjusted year ended December 31, 1995. Of this increase, $1,722,000 represents expenses of the 1996 Acquisitions, offset in part by the reduction in expenses resulting from the sale of the All American Industrial properties.

     General and Administrative Expenses. General and administrative expenses increased $410,000, or 42%, from $983,000 in 1995 to $1,393,000 in 1996. The increase is due in part to increased overhead costs resulting from the 1996 Acquisitions, including a portion of the transaction costs relating to the 1996 Acquisitions.

     Interest Expense. Interest expense increased by $1,146,000, or 41%, to $3,913,000 in the year ended December 31, 1996 from $2,767,000 in the as adjusted year ended December 31, 1995. Substantially all of the increase was the result of higher average borrowings during 1996 as compared to 1995. The increased borrowings in 1996 were used to finance the cash portion of the 1996 Acquisitions.

     Depreciation and Amortization. Depreciation and amortization increased $921,000, or 25%, to $4,575,000 in 1996 from $3,654,000 in 1995. The increase was primarily due to depreciation and amortization associated with the 1996 Acquisitions.

     Gain on Sale of Rental Properties. Gain on sale of rental properties of $321,000 during 1996 resulted from the sale of the All American Industrial Properties held in the Company's industrial portfolio.

     Consolidation Costs. Consolidation costs in 1996 consist of the costs associated with preparing, printing and mailing the Prospectus/Consent Solicitation Statement and other documents related to the Consolidation, and all other costs incurred in the forwarding of the Prospectus/Consent Solicitation Statement to investors.

     Litigation Costs. Litigation costs consist of the legal fees incurred in connection with defending two class action complaints filed by investors in certain of the GRT Predecessor Entities as well as an accrual for the proposed settlement in one case.

     Loss on Debt Refinancing. Loss on debt refinancing of $186,000 during the year ended December 31, 1996 resulted from the write-off of unamortized loan fees when the $10,000,000 Imperial Bank line of credit was paid off with proceeds from the Wells Fargo Bank Line of Credit.

  COMPARISON OF THE AS ADJUSTED YEAR ENDED DECEMBER 31, 1995 TO THE AS ADJUSTED YEAR ENDED DECEMBER 31, 1994

     Set forth below is a discussion comparing the as adjusted results of operations for the year ended December 31, 1995 to the as adjusted results of operations for the year ended December 31, 1994, each adjusted to reflect the Consolidation as if the Consolidation had occurred on January 1, 1994.

     Rental Revenues. Rental revenues increased $628,000, or 5%, to $13,495,000 in 1995 from $12,867,000 in 1994. The increase was primarily due to a net increase in occupancy at certain commercial properties and a small increase in lease payments from the hotel properties.

     Fees and Reimbursements. Fees and reimbursements remained unchanged from 1994 to 1995 and consist primarily of asset management fees paid to the Company by a controlled partnership.

     Interest and Other Income. Interest and other income decreased $127,000, or 11%, to $982,000 in 1995 from $1,109,000 in 1994. The decrease was primarily due to a decrease in interest earned on cash balances.

     Equity in Earnings of Associated Companies. Equity in earnings of Associated Companies increased slightly to $1,691,000 in 1995 from $1,649,000 in 1994. As Adjusted amounts for both 1995 and 1994 include the effect of the Rancon contracts as if such contracts commenced on January 1, 1994, as well as the loss of certain other contracts which occurred in 1994 as if such losses occurred prior to January 1, 1994. The portfolio of properties and partnerships managed or controlled by the Associated Companies was otherwise unchanged from 1994 to 1995.

     Property Operating Expenses. Property operating expenses increased by $411,000, or 11%, to $4,084,000 in 1995 from $3,673,000 in 1994. The increase was primarily due to expenses related to increased occupancy at certain commercial properties.

     General and Administrative. General and administrative expenses increased slightly to $983,000 in 1995 from $954,000 in 1994. The number of properties owned by the Company remained consistent.

     Interest Expense.  Interest expense remained unchanged from 1994 to 1995.

     Depreciation and Amortization. Depreciation and amortization expense increased $212,000, or 6%, in 1995 to $3,654,000 from $3,442,000 in 1994. The increase was due to the depreciation and amortization of newly capitalized costs.

     Loss Provision. During the year ended December 31, 1995, the Company had recorded a loss provision of $863,000 to reduce the carrying value of its mortgage loan receivable secured by the Eatontown, New Jersey property to its estimated realizable value, which is equal to the value used for consolidation purposes, in anticipation of a renegotiation of the terms of the note upon its maturity on November 1, 1996. For the year ended December 31, 1994, the Company had recorded a loss provision of $533,000 to reduce its investment in Glenborough Partners to estimated fair market value.

  COMPARISON OF THE HISTORICAL YEAR ENDED DECEMBER 31, 1996 TO THE HISTORICAL YEAR ENDED DECEMBER 31, 1995.

     Rental Revenue. Rental Revenue increased by $2,489,000, or 16%, to $17,943,000 in 1996 from $15,454,000 in 1995. Of this increase, $4,442,000 represents rental revenues generated from the 1996 Acquisitions. The increase in 1996 revenues was offset by the elimination of revenues from the All American Industrial Properties due to the sale of such properties in June 1996. The increase in rental revenues was also offset by a decrease in hotel revenues due to the change in the operational structure of the Hotels. As discussed above, three of the original Hotels were owned and operated by the GRT Predecessor entities prior to 1996 and accordingly, the revenues of the Hotels are included in the 1995 statement of operations. However, under the current structure, the Company owns the Hotels but leases them to GHG and accordingly, the 1996 statement of operations reflects only the lease payments due under the operating leases. For the year ended December 31, 1996, each of the four originally owned hotels increased their ADR (Average Daily Rate) and REVPAR (Revenue Per Available Room).

     Fees and Reimbursements and Equity in Earnings of Associated
Companies. Fees and reimbursements revenue decreased to $311,000 for the year ended December 31, 1996 from $16,019,000 for the year ended December 31, 1995; equity in earnings of the Associated Companies increased to $1,598,000 for the year from the year ended December 31, 1996 from zero for the year ended December 31, 1995. As previously discussed, the primary reason for the difference between 1996 and 1995 results is the segregation in 1996 of the operations of the Associated Companies, and the resulting recognition of earnings from them using the equity method by the Company. In 1995, the earnings of the Associated Companies were consolidated with the partnerships participating in the Consolidation.

     Interest and Other Income. Interest and other income decreased $1,618,000, or 60%, in 1996 to $1,080,000 from $2,698,000 in 1995. This decrease resulted primarily from the lower note receivable balance in 1996, primarily as a result of the early prepayment of a note receivable in April 1995 and the early repayment in January and June of 1995 of three of the four notes received from the sale of the Laurel Cranford buildings. Also, in 1996, cash balances decreased primarily as a result of the prepayment of the investor notes payable, payment of declared dividends and the payment of costs associated with the Consolidation.

     Property Operating Expenses. Property operating expenses decreased $3,310,000, or 39%, to $5,266,000 in 1996 from $8,576,000 in 1995. Of the decrease, $4,993,000 is primarily the result of the change in the operational structure of the hotels, as previously discussed. The decrease was offset by an increase of $1,722,000 associated with the operating expenses of the 1996 Acquisitions.

     General and Administrative. General and administrative expenses decreased to $1,393,000 in 1996 from $15,947,000 in 1995. The decrease is due primarily to the segregation in 1996 of the operations of the Associated Companies, as previously discussed.

     Interest Expense. Interest expense increased $1,784,000, or 84%, to $3,913,000 in 1996 from $2,129,000 in 1995. Substantially all of the increase was the result of higher average borrowings during 1996 as compared to 1995. The increased borrowings were used to finance the 1996 Acquisitions.

     Depreciation and Amortization. Depreciation and amortization remained relatively constant, decreasing to $4,575,000 in 1996 from $4,762,000 in 1995. Depreciation and amortization in 1995 includes the amortization of the management contracts, which are now reflected in the results of the Associated Companies in 1996. Depreciation and amortization in 1996 includes depreciation and amortization related to the 1996 Acquisitions.

  COMPARISON OF THE HISTORICAL YEAR ENDED DECEMBER 31, 1995 TO THE HISTORICAL YEAR ENDED DECEMBER 31, 1994

     Rental Revenue. Rental Revenue increased by $1,657,000, or 12%, to $15,454,000 in 1995 from $13,797,000 in 1994. This increase was primarily due to a net increase in occupancy at certain commercial properties, the acquisition of the Summerbreeze apartment complex and a significant increase in hotel revenues due to overall increases in occupancy and average daily room rates.

     Fees and Reimbursements. Fees and reimbursements increased by $2,692,000, or 20%, to $16,019,000 in 1995 from $13,327,000 in 1994. The increase was primarily due to an increase in property and asset management fees and related expense reimbursements due to the acquisition of the Rancon and RGI management contracts.

     Interest and Other Income. Interest and other income decreased $859,000, or 24%, to $2,698,000 in 1995 from $3,557,000 in 1994. Substantially all of the decrease resulted from the early repayment of the Finley Square note receivable in April 1995 and the early repayment in January and June of 1995 of three of the four notes from the sale of the Laurel Cranford buildings.

     Property Operating Expenses. Property operating expenses increased $1,794,000, or 26%, to $8,576,000 in 1995 from $6,782,000 in 1994. The increase was primarily due to the higher expenses related to increased occupancy rates and to the acquisition of the Summerbreeze apartment complex in January 1995.

     General and Administrative. General and administrative expenses, including salaries, increased $2,493,000, or 19%, to $15,947,000 in 1995 from $13,454,000 in 1994. Substantially all of this increase resulted from expenses incurred by Glenborough Realty Corporation in concluding its business as a stand alone corporation prior to merging with the Company. Such expenses will not be incurred again by the Company or the Associated Companies. In the same period, general and administrative cost reductions resulting from property sales in 1994 were offset by increased general and administrative costs associated with the Rancon and RGI management contracts acquired in 1995.

     Interest Expense. Interest expense increased $989,000, or 87%, to $2,129,000 in 1995 from $1,140,000 in 1994. Substantially all of the increase was the result of increased debt levels primarily related to the financing of the acquisition of the Rancon management contracts and a first deed of trust on the Summerbreeze apartment complex acquired in 1995.

     Depreciation & Amortization. Depreciation and amortization increased by $721,000, or 18%, to $4,762,000 in 1995 from $4,041,000 in 1996, due primarily to the acquisition of the Rancon and RGI management contracts on January 1, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects to meets its short-term liquidity requirements generally through its working capital and cash generated by operations. As of December 31, 1996, the Company had no material commitments for capital improvements other than certain expansion related improvements estimated at approximately $1,750,000 at its existing shopping center in Tampa, Florida. Other planned capital improvements consist of tenant improvements, expenditures necessary to lease and maintain the Properties and expenditures for furniture and fixtures and building improvements at the Hotel Properties. The Company believes that its cash generated by operations will be adequate to meet both operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term. In addition to cash generated by operations, the Line of Credit provides for working capital advances. However, there can be no assurance that the Company's results of operations will not fluctuate in the future and at times affect (i) its ability to meet its operating requirements and (ii) the amount of its distributions.

     The Company expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities and possible acquisitions, through a combination of short and long-term borrowings and the issuance of debt and equity securities of the Company.

     Mortgage loans payable and secured bank lines increased from $33,685,000 at December 31, 1995 to $75,891,000 at December 31, 1996. This increase was primarily due to new borrowings in 1996 to fund the

1996 Acquisitions. The $10,000,000 Imperial Bank line of credit that existed at December 31, 1995 was replaced with the $50,000,000 Line of Credit provided by Wells Fargo Bank that is secured by first mortgages on certain of the Company's properties. The proceeds from the Line of Credit were used to retire the $10,000,000 Imperial line of credit and to fund the 1996 Acquisitions. The Line of Credit had an outstanding balance of $21,307,000 at December 31, 1996. In addition to increased borrowings under the Line of Credit, approximately $25,000,000 of new debt was assumed in connection with the 1996 Acquisitions and a $6,120,000 term loan was obtained to partially finance a 1996 Acquisition.

     In October 1996, the Company completed a public equity offering of 3,666,000 shares of Common Stock at an offering price of $13.875 per share. The net proceeds from the offering of approximately $47.8 million were used to fund certain of the 1996 Acquisitions and to repay outstanding indebtedness.

     At December 31, 1996, the Company's total indebtedness included fixed-rate debt of $44,657,000, or 59% of the Company's aggregate indebtedness, and floating-rate indebtedness of $31,234,000, or 41% of the Company's aggregate indebtedness. The Company's total market capitalization as of December 31, 1996 was $257,528,000 resulting in a ratio of debt to total market capitalization of approximately 29.5%.

     In January 1997, the Company filed a shelf registration statement (the "January 1997 Shelf Registration Statement") with the Securities and Exchange Commission to register $250.0 million of equity securities. The January 1997 Shelf Registration Statement was declared effective by the Securities and Exchange Commission on February 25, 1997.

INFLATION

     Substantially all of the leases at the retail Properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the multifamily Properties generally provide for an initial term of one month or one year and allow for rent adjustments at the time of renewal. Leases at the office properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. All of these provisions permit the Company to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to minimize the Company's exposure to the adverse effects on inflation.

FORWARD LOOKING STATEMENTS; FACTORS THAT MAY AFFECT OPERATING RESULTS

        This Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding potential acquisitions, the anticipated performance of future acquisitions, recently completed acquisitions and existing properties, and statements regarding the Company's financing activities. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those stated or implied in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

LITIGATION RELATED TO CONSOLIDATION

     Recent business reorganizations sponsored by others involving the conversion of partnerships into corporations have given rise to a number of investor lawsuits. These lawsuits have included claims against the general partners of the participating partnerships, the partnerships themselves and related persons involved in the structuring of or benefiting from the conversion or reorganization, as well as claims against the surviving entity and its directors and officers. The lawsuits have included, among others, claims that the structure of the reorganizations, as well as the manner in which they were submitted for investor approval, involved violations of federal and state securities laws, common law fraud and negligent misrepresentations, breaches of fiduciary duty, unfair and deceptive trade practices, negligence and waste, breaches of the partnership documents of the participating partnerships, failure to comply with applicable reporting requirements, violations of the rules of the NASD on suitability and fair practices, and violations of the Racketeer Influenced and Corrupt Organizations Act. Two lawsuits have been filed contesting the fairness of the Consolidation, one in California state court and one in federal court. A settlement of the state court action has been approved by the court, but objectors to the settlement have appealed that approval.
The Company and the other defendants in the state court action have filed a responsive brief and the appeal is now pending. Plaintiffs in the federal court action have agreed voluntarily to take the action off calendar pending resolution of the state court action.

     From time to time the Company is involved in other litigation arising out of its business activities. It is possible that this litigation and the other litigation previously described could result in significant losses in excess of amounts reserved, which could have an adverse effect on the Company's results of operations and the financial condition of the Company.

CHAPTER 11 REORGANIZATION OF PARTNERSHIP CONSOLIDATION BY SENIOR MANAGEMENT

     Robert and Andrew Batinovich, two of the senior officers of the Company, were also senior members of a management team that formed a publicly registered limited partnership in 1986 to consolidate a number of predecessor partnerships. That public partnership was involved in litigation with its primary creditor and in order to prevent foreclosure filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in May of 1992. The public partnership, the primary subsidiary of which is GPA, Ltd., which owns an approximately 14% limited partner interest in the Operating Partnership along with other substantial real estate assets, settled the litigation and obtained confirmation of a plan of reorganization in January 1994. Investors in the Offered Securities should consider that the consolidation of partnerships into GPA, Ltd.'s parent partnership did not achieve all of the objectives stated at the time and should further consider the relevance of that fact to their investment in the Offered Securities of the Company.

RISKS ASSOCIATED WITH ACQUISITIONS

  Acquisitions Could Adversely Affect Operations or Stock Value

     Consistent with its growth strategy, the Company is continually pursuing and evaluating potential acquisition opportunities, and is from time to time actively considering the possible acquisition of specific properties, which may include properties managed or controlled by one of the Associated Companies or owned by affiliated parties. It is possible that one or more of such possible future acquisitions, if completed, could adversely affect the Company's funds from operations or cash available for distribution, in the short term or the long term or both, or increase the Company's debt, or be perceived negatively among investors such that such an acquisition could be followed by a decline in the market value of the Common Stock.

  Expansion Risk

     The Company is experiencing a period of rapid expansion, which management expects will continue in the near future. This growth has increased the operating complexity of the Company as well as the level of responsibility for both existing and new management personnel. The Company's ability to manage its expansion effectively will require it to continue to update its operational and financial systems and to expand, train and manage its employee base. The Company's inability to effectively manage its expansion could have an adverse effect on the Company's results of operations and financial condition.

  Conflict of Interest

     The Company has acquired, and from time to time may acquire, properties from partnerships that Robert Batinovich, the Company's Chief Executive Officer, and Andrew Batinovich, the Company's Chief Operating Officer, control, and in which they and members of their families have substantial interests. It is also possible that the Company may enter into transactions to acquire other properties controlled by these individuals or in which they or members of their families have substantial interests in the future. These transactions involve or will involve conflicts of interest. These transactions may provide substantial economic benefits such as the payments or unit issuances, relief or deferral of tax liabilities, relief of primary or secondary liability for debt, and reduction in exposure to other property-related liabilities. Despite the presence of appraisals or fairness opinions or review by parties who have no interest in the transactions, the transactions will not be the product of arm's-length negotiation and there can be no assurance that these transactions will be as favorable to the Company as transactions that the Company negotiates with unrelated parties or will not result in undue benefit to Robert and Andrew Batinovich and members of their families. Neither Robert Batinovich nor Andrew Batinovich has guaranteed that any properties acquired from entities they control or in which they or their families have a significant interest will be as profitable as other investments made by the Company or will not result in losses.

  Assumption of General Partner Liabilities

     The Company and its predecessors have acquired a number of their properties by acquiring partnerships that own the properties or by first acquiring general partnership interests and at a later date acquiring the properties, and the Company may pursue acquisitions in this manner in the future. When the Company uses this acquisition technique, a subsidiary of the Company becomes a general partner. As a general partner the Company's subsidiary becomes generally liable for the debts and obligations of the partnership, including debts and obligations that may be contingent or unknown at the time of the acquisition. In addition, the Company's subsidiary assumes obligations under the partnership agreements, which may include obligations to make future contributions for the benefit of other partners. The Company undertakes detailed due diligence reviews to ascertain the nature and extent of obligations that its subsidiary will assume when it becomes a general partner, but there can be no assurance that the obligations assumed will not exceed the Company's estimates or that the assumed liabilities will not have an adverse effect on the Company's results of operations or financial condition. In addition, an Associated Company may enter into management agreements pursuant to which it assumes certain obligations as manager of properties. There can be no assurance that these obligations will not have an adverse effect on the Associated Companies' results of operations or financial condition, which could adversely affect the value of the Company's preferred stock interest in those companies.

  Risks Relating to Tender Offers

     The Company may, as part of its growth strategy, acquire properties and portfolio of properties through tender offer acquisitions of interests in public and private partnerships. Tender offers often result in competing tender offers, as well as litigation initiated by limited partners in the subject partnerships or by competing bidders. Due to the inherent uncertainty of litigation, the Company could be subject to adverse judgments in substantial amounts. As the Company has not yet attempted an acquisition through the tender offer process, and because of competing offers and possible litigation, there can be no assurance that, if undertaken, the

Company would be successful in acquiring properties through a tender offer or that the tender offer process would not result in litigation and a significant judgment adverse to the Company.

CERTAIN TAX RISKS

  Consequences of Failure to Qualify as a REIT

     The Company intends to elect to be treated as a REIT under the Code commencing with its taxable year ending December 31, 1996. No assurance can be given, however, that the Company will be able to operate in a manner which would permit it to qualify to make this election. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which only limited judicial or administrative interpretation exists, and involves the determination of various factual matters and circumstances not entirely within the Company's control. The Company will receive nonqualifying management fee income and will own nonqualifying preferred stock in the Associated Companies. As a result, the Company may approach the income and asset test limits imposed by the Code and could be at risk of not satisfying those tests. In order to avoid exceeding the asset test limit, for example, the Company may have to reduce its interest in the Associated Companies. The Company is relying on the opinion of its tax counsel regarding its ability to qualify as a REIT. This legal opinion is not binding on the IRS. See "Federal Income Tax
Consequences -- Taxation of the Company."

     If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. Moreover, unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce the net earnings of the Company available for investment or distribution to stockholders because of the additional tax liability to the Company for the years involved. In addition, distributions to stockholders would no longer be required to be made. See "Federal Income Tax Consequences -- Failure to Qualify."

     Even if the Company qualifies as a REIT, it will be subject to certain federal, state and local taxes on its income and property. See "Federal Income Tax Consequences -- Taxation of the Company."

  Consequences of Failure of the Operating Partnership to Qualify as a Partnership

     The Company expects that the Operating Partnership, which is organized as a limited partnership, will qualify for treatment as such under the Code. If the Operating Partnership, or any of the other partnerships owned by the Operating Partnership, fails to qualify for treatment as a partnership under the Code, the Company would cease to qualify as a REIT, and both the Company and the Operating Partnership would be subject to federal income tax (including any alternative minimum tax on the Company's income, at corporate rates). See "Federal Income Tax Consequences -- Failure to Qualify."

  Possible Changes in Tax Laws

     Income tax treatment of REITs may be modified, prospectively or retroactively, by legislative, judicial or administrative action at any time. No assurance can be given that legislation, regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to the qualification as a REIT or the federal income tax consequences of this qualification. In addition to any direct effects the changes might have, the changes might also indirectly affect the market value of all real estate investments, and consequently the ability of the Company to realize its investment objectives.

RISKS RELATING TO REAL ESTATE

  Environmental Matters

     All of the Properties presently owned by the Company have been subject to Phase I environmental assessments by independent environmental consultants. Some of the Phase I environmental assessments recommended further investigations in the form of Phase II environmental assessments, including soil and groundwater sampling, and all of these investigations have been completed by the Company or are in the process of being completed. Certain of the Properties owned by the Company have been found to contain ACMs. The Company believes that these materials have been adequately contained and that an ACM operations and maintenance program has been implemented or is in the process of being implemented for the Properties found to contain ACMs.

     Some, but not all, of the properties owned by partnerships managed by the Associated Companies have been subject to Phase I environmental assessments by independent environmental consultants. The Associated Companies determine on a case-by-case basis whether to obtain Phase I environmental assessments on these properties and whether to undertake further investigation or remediation. Certain of these properties contain ACMs. In each case the responsible Associated Company believes that these materials have been adequately contained and that an ACM operations and maintenance program has been implemented for the properties found to contain ACMs.

     Six of the Properties owned by the Company are leased in whole or in part to an operator of auto care centers which include oil change and tune-up facilities, and ten of the Properties are leased to operators of convenience stores which sell petroleum-based fuels. These Properties and other of the Properties contain, and/or may have contained in the past, underground storage tanks for the storage of petroleum products and/or other hazardous or toxic substances which create a potential for release of petroleum products and/or other hazardous or toxic substances. Some of the Properties owned by the Company are adjacent to or near properties that have contained in the past or currently contain, underground storage tanks used to store petroleum products or other hazardous or toxic substances. Several of the Properties have been contaminated with petroleum products or other hazardous or toxic substances from on-site operations or operations on adjacent or nearby properties. In addition, certain of the Properties are on, adjacent to or near properties upon which others have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances.

     Although tenants of the Properties owned by the Company generally are required by their leases to operate in compliance with all applicable federal, state and local environmental laws, ordinances and regulations and to indemnify the Company against any environmental liability arising from the tenants' activities on the Properties, the Company could nevertheless be subject to environmental liability relating to its management of the Properties or strict liability by virtue of its ownership interest in the Properties and there can be no assurance that the tenants would satisfy their indemnification obligations under the leases. There can be no assurance that any environmental assessments of the Properties owned by the Company, properties being considered for acquisition by the Company, or the properties owned by the partnerships managed by the Associated Companies have revealed all potential environmental liabilities, that any prior owner or prior or current operator of such properties did not create an environmental condition not known to the Company or that an environmental condition does not otherwise exist as to any one or more of such properties that could have an adverse effect on the Company's results of operations and financial condition, either directly (with respect to properties owned by the Company), or indirectly (with respect to properties owned by partnerships managed by an Associated Company) by adversely affecting the financial condition of the Associated Company and thus the value of the Company's preferred stock interest in the Associated Company. Moreover, there can be no assurance that (i) future environmental laws, ordinances or regulations will not have an adverse effect on the Company's results of operations and financial condition or (ii) the current environmental condition of such properties will not be affected by tenants and occupants of such properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

  Risks Related to Ownership and Financing of Real Estate

     The Company is subject to risks generally incidental to the ownership of real estate, including changes in general economic or local conditions, changes in supply of or demand for similar or competing properties in an area, the impact of environmental protection laws, changes in interest rates and availability of financing which may render the sale or financing of a property difficult or unattractive, changes in tax, real estate and zoning laws, and the creation of mechanics' liens or similar encumbrances placed on the property by a lessee or other parties without the Company's knowledge and consent. Should any of these events occur, there could be an adverse effect on the Company's results of operations and financial condition.

  Availability of Real Estate for Acquisitions

     The Company's growth is dependent upon acquisitions. There can be no assurance that properties will be available for acquisition or, if available, that the Company will be able to purchase such properties on favorable terms. If such acquisitions are not available it could have a negative impact on the growth of the Company, which could have an adverse effect on the performance of the Company's Common Stock.

  Competition for Acquisition of Real Estate

     The Company faces competition from other businesses, individuals, fiduciary accounts and plans and other entities in the acquisition, operation and sale of its properties. Some of the Company's competitors are larger and have greater financial resources than the Company. This competition may result in a higher cost for properties the Company wishes to purchase.

  Competition for Tenants

     The Company is subject to the risk that when space becomes available at its properties the leases may not be renewed, the space may not be let or relet, or the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable to the Company. Although the Company has established annual property budgets that include estimates of costs for renovation and reletting expenses that it believes are reasonable in light of each property's situation, no assurance can be given that these estimates will sufficiently cover these expenses. If the Company is unable to promptly lease all or substantially all of the space at its properties, if the rental rates are significantly lower than expected, or if the Company's reserves for these purposes prove inadequate, then there could be an adverse effect on the Company's results of operations and financial condition.

  Tenants' Defaults

     The ability of the Company to manage its assets is subject to federal bankruptcy laws and state laws affecting creditors' rights and remedies available to real property owners. In the event of the financial failure or bankruptcy of a tenant, there can be no assurance that the Company could promptly recover the tenant's premises from the tenant or from a trustee or debtor-in-possession in any bankruptcy proceeding filed by or against that tenant, or that the Company would receive rent in the proceeding sufficient to cover its expenses with respect to the premises. In the event of the bankruptcy of a tenant, the Company will be subject to the provisions of the federal bankruptcy code, which in some instances may restrict the amount and recoverability of claims held by the Company against the tenant. If any tenant defaults on its obligations to the Company, there could be an adverse effect on the Company's results of operations and financial condition.

  Management, Leasing and Brokerage Risks; Lack of Control of Associated
Companies

     The Company is subject to the risks associated with the property management, leasing and brokerage businesses. These risks include the risk that management contracts or service agreements may be terminated, that contracts will not be renewed upon expiration or will not be renewed on terms consistent with current terms, and that leasing and brokerage activity generally may decline. Acquisition of properties by the Company from the Associated Companies could result in a decrease in revenues to the Associated Companies and a corresponding decrease in dividends received by the Company from the Associated Companies. Each of these developments could have an adverse effect on the Company's results of operations and financial condition.

     To qualify for and to maintain the Company's status as a REIT while realizing income from the Company's third-party management business, the capital stock of Glenborough Hotel Group, a Nevada corporation ("GHG"), Glenborough Corporation, a California corporation ("GC") and Glenborough Inland Realty Corporation, a California corporation ("GIRC," and collectively with GHG and GC, the "Associated Companies") (which conduct the Company's third-party management, leasing and brokerage businesses) is divided into two classes. All of the voting common stock of the Associated Companies, representing 5% of the total equity of GC and GIRC, and 25% of the total equity of GHG, is held by individual stockholders. Nonvoting preferred stock representing the remaining equity of each Associated Company is held entirely by the Company. Although the Company holds a majority of the equity interest in each Associated Company, the Company is not able to elect directors of any Associated Company and, consequently, the Company has no ability to influence the day-to-day decisions of each entity.

  Uninsured Loss

     The Company or in certain instances tenants of the properties carry comprehensive liability, fire and extended coverage with respect to the Company's properties, with policy specification and insured limits customarily carried for similar properties. There are, however, certain types of losses (such as from earthquakes and floods) that may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, the Company may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Company could lose some or all of its capital investment, cash flow and anticipated profits related to one or more properties, which could have an adverse effect on the Company's results of operations and financial condition.

  Illiquidity of Real Estate

     Real estate investments are relatively illiquid and, therefore, will tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986, as amended (the "Code"), and individual agreements with sellers of properties place limits on the Company's ability to sell properties, which may adversely affect returns to holders of Common Stock. Eighteen of the properties owned by the Operating Partnership were acquired on terms and conditions under which they be disposed of only in a like-kind exchange or other non-taxable transaction.

  Potential Liability Under the Americans With Disabilities Act

     As of January 26, 1992, all of the Company's properties were required to be in compliance with the Americans With Disabilities Act (the "ADA"). The ADA generally requires that places of public accommodation be made accessible to people with disabilities to the extent readily achievable. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the federal government, an award of damages to private litigants and/or a court order to remove access barriers. Because of the limited history of the ADA, the impact of its application to the Company's properties, including the extent and timing of required renovations, is uncertain. Pursuant to certain lease agreements with tenants in certain of the "single-tenant" Properties, the tenants are obligated to comply with the ADA provisions. If the Company's costs are greater than anticipated or tenants are unable to meet their obligations, there could be an adverse effect on the Company's results of operations and financial condition.

ADDITIONAL CAPITAL REQUIREMENTS

     The Company's future growth depends in large part upon its ability to raise additional capital on satisfactory terms or at all. There can be no assurance that the Company will be able to raise sufficient capital to achieve its objectives. If the Company were to raise additional capital through the issuance of additional equity securities or securities convertible into or exercisable for equity securities, the interests of holders of the Offered Securities, could be diluted. Likewise, the Company's Board of Directors is authorized to cause the Company to issue Preferred Stock in one or more classes or series and to determine the distributions and voting and other rights of the Preferred Stock. Accordingly, the Board of Directors may authorize the issuance of Preferred Stock with voting, distribution and other similar rights which could be dilutive to or otherwise adversely affect the interests of holders of the Offered Securities. If the Company were to raise additional capital through debt financing, the Company will be subject to the risks described below, among others.

LIMITATION ON OWNERSHIP OF COMMON STOCK MAY PRECLUDE ACQUISITION OF CONTROL

     Provisions of the Company's Articles of Incorporation are designed to assist the Company in maintaining its qualification as a REIT under the Code by preventing concentrated ownership of the Company which might jeopardize REIT qualification. Among other things, these provisions provide that (a) any transfer or acquisition of Common Stock that would result in the disqualification of the Company as a REIT under the Code will be void, and (b) if any person attempts to acquire shares of Common Stock that after the acquisition would cause the person to own or to be deemed to own, by operation of certain attribution rules set out in the Code, an amount of Common Stock in excess of a predetermined limit, which, pursuant to Board action, currently is 8.8% of the outstanding shares of Common Stock (the "Ownership Limitation" and as to the Common Stock, the transfer of which would cause any person to actually own Common Stock in excess of the Ownership Limitation, the "Excess Shares"), the transfer shall be void and the Common Stock subject to the transfer shall automatically be transferred to an unaffiliated trustee for the benefit of a charitable organization designated by the Board of Directors of the Company until sold by the trustee to a third party or purchased by the Company. Robert Batinovich and individuals or entities whose ownership of Common Stock is attributed to Robert Batinovich in determining the number of shares of Common Stock owned by him for purposes of compliance with Section 856 of the Code (the "Attributed Owners"), are exempt from these restrictions, but are prohibited from acquiring shares of Common Stock if, after the acquisition, they would own in excess of 14% of the outstanding shares of Common Stock. This limitation on the ownership of Common Stock may have the effect of precluding the acquisition of control of the Company by a third party without the consent of the Board of Directors. If the Board of Directors waives the Ownership Limitation for any person, the Ownership Limitation shall be proportionally and automatically reduced with regard to all other persons such that no five persons may own more than 49% of the Common Stock (the aggregate Ownership Limitations as to all of these persons, as adjusted, the "Adjusted Ownership Limitation"). See "Description of Common Stock -- Restrictions on Ownership and Transfer of Common Stock" and "Federal Income Tax Consequences."

OTHER RISKS

  Debt Financing

     The Company intends to incur additional indebtedness in the future, including through borrowings under a credit facility, if a credit facility is available, to finance property acquisitions. As a result, the Company expects to be subject to risks associated with debt financing, including the risk that interest rates may increase, the risk that the Company's cash flow will be insufficient to meet required payments on its debt and the risk that the Company may be unable to refinance or repay the debt as it comes due. The Company's current $50 million secured revolving line of credit with Wells Fargo Bank, N.A. provides that distributions may not exceed 90% of funds from operations and that, in the event of a failure to pay principal or interest on borrowings thereunder when due (subject to any applicable grace period), the Company and its subsidiaries may not pay any distributions on the Common Stock or the Preferred Stock. If the Company is unable to obtain acceptable financing to repay indebtedness at maturity, the Company may have to sell properties to repay indebtedness or properties may be foreclosed upon, which could have an adverse effect on the Company's results of operations and financial condition.

  Dependence on Executive Officers

     The Company is dependent on the efforts of Robert and Andrew Batinovich, its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Chief Operating Officer, respectively, and of its other executive officers. The loss of the services of any of them could have an adverse effect on the results of operations and financial condition of the Company.

  Board of Directors May Change Investment Policies

     The descriptions in this Prospectus of the major policies and the various types of investments to be made by the Company reflect only the current plans of the Company's Board of Directors. The Company's Board of Directors may change the investment policies of the Company without a vote of the stockholders. If the Company changes its investment policies, the risks and potential rewards of an investment in the Company may also change. In addition, the methods of implementing the Company's investment policies may vary as new investment techniques are developed. See "Business and Properties -- Investment Policies."

  Effect of Market Interest Rates on Price of Common Stock

     One of the factors that may influence the market price of the shares of Common Stock in public markets will be the annual yield on the price paid for shares of Common Stock from distributions by the Company. An increase in market interest rates may lead prospective purchasers of the Common Stock to seek a higher annual yield from their investments. Such circumstances may adversely affect the market price of the Common Stock.

  Shares Available for Future Sale

     No prediction can be made as to the effect, if any, that future sales of shares of Common Stock or future conversions or exercises of securities into or for shares of Common Stock, or the availability of such securities for future sales, including shares of Common Stock issuable upon exchange of Operating Partnership units, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, may adversely affect the prevailing market price for the Common Stock.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 15, 1997.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 15, 1997.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 15, 1997.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders meeting to be held on May 15, 1997.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                                         Page No.
(a)      (1)   Financial Statements

         Report of Independent Public Accountants                                             38

         Glenborough Realty Trust Incorporated Consolidated Balance Sheets                    39

         Glenborough Realty Trust Incorporated and GRT Predecessor
              Entities Consolidated and  Combined Statements of Operations                    40

         Glenborough Realty Trust Incorporated and GRT Predecessor                            41
              Entities Statements of Equity

         Glenborough Realty Trust Incorporated and GRT Predecessor
              Entities Consolidated and Combined Statements of Cash Flows                   42, 43

         Notes to Financial Statements                                                        44

         (2)  Financial Statement Schedules

                Schedule III - Real Estate and Accumulated Depreciation                       59

                Schedule IV - Mortgage Loans Receivable, Secured by Real Estate               63

              Exhibits to Financial Statements

                Glenborough Hotel Group, Consolidated Financial Statements as of
                  December 31, 1996                                                           67

                Atlantic Pacific Assurance Company Limited, Financial Statements
                  as of December 31, 1996 and 1995                                            75

                Glenborough Inland Realty Corporation, Financial Statements as of
                  December 31, 1996                                                           81

         (3)  The Exhibit Index attached hereto is hereby incorporated by reference
                  to this Item                                                                89

(b)      Reports on Form 8-K (incorporated herein by reference)

         On October 28, 1996, the Company filed a report on Form 8-K to make available additional ownership and operation information concerning the Company and the properties owned or managed by it as of September 30, 1996, in the form of a Supplemental Information package.

         On November 1, 1996, the Company filed a report on Form 8-K to document the acquisition of the TRP Properties.

         On December 4, 1996, the Company filed a report on Form 8-K to document the acquisition of the Carlsberg Properties.

         On December 30, 1996, the Company filed reports on Form 8-K/A to document the acquisition of the TRP Properties and the acquisition of the Carlsberg Properties.

         On February 5, 1997, the Company filed a report on Form 8-K to make available additional ownership and operation information concerning the Company and the properties owned or managed by it as of December 31, 1996, in the form of a Supplemental Information package.

         On February 24, 1997, the Company filed reports on Form 8-K/A,
              Amendment No. 2, to document the acquisitions of the UCT, TRP and Carlsberg Properties.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
GLENBOROUGH REALTY TRUST INCORPORATED:


We have audited the accompanying consolidated balance sheets of GLENBOROUGH REALTY TRUST INCORPORATED, as of December 31, 1996 and 1995, the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996, and the combined statements of operations, stockholders' equity and cash flows of the GRT Predecessor Entities for each of the two years in the period ended December 31, 1995. These consolidated and combined financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GLENBOROUGH REALTY TRUST INCORPORATED, as of December 31, 1996 and 1995, the consolidated results of its operations and its cash flows for the year ended December 31, 1996, and the combined results of operations and cash flows of the GRT Predecessor Entities for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated and combined financial statements taken as a whole. The accompanying schedules listed in the index to financial statements and schedules are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated and combined financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated and combined financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated and combined financial statement taken as a whole.



ARTHUR ANDERSEN LLP



San Francisco, California
  January 27, 1997

                      GLENBOROUGH REALTY TRUST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                      (in thousands, except share amounts)



                                                            1996        1995
                                                            ----        ----
ASSETS
Rental property, net of accumulated depreciation of
    $28,784 and $24,877 in 1996 and 1995, respectively   $ 161,945    $ 77,574
Investments in Associated Companies and Glenborough
    Partners                                                 7,350       5,763
Investment in management contract                              322         484
Mortgage loans receivable, net of reserve for loss of
    $863 in 1996 and 1995                                    9,905       7,465
Cash and cash equivalents                                    1,355       4,587
Prepaid consolidation costs                                   --         6,082
Prepaid litigation costs                                      --         1,155
Other assets                                                 4,643       2,630
                                                         ---------    --------

         TOTAL ASSETS                                    $ 185,520    $105,740
                                                         =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage loans                                         $  54,584    $ 23,685
  Secured bank lines                                        21,307      10,000
  Investor notes payable                                      --         2,483
  Other liabilities                                          3,198       5,982
                                                         ---------    --------
     Total liabilities                                      79,089      42,150
                                                         ---------    --------

Minority interest                                            8,831       7,962

Stockholders' Equity:
Common Stock, 9,661,553 and 5,753,709 shares
  issued and outstanding at December 31, 1996
  and 1995 respectively                                         10           6
Additional paid-in capital                                 105,952      55,622
Deferred compensation                                         (399)       --
Retained earnings (deficit)                                 (7,963)       --
                                                         ---------    --------
     Total stockholders' equity                             97,600      55,628
                                                         ---------    --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 185,520    $105,740
                                                         =========    ========

          See accompanying notes to consolidated financial statements.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES
               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994
                    (in thousands, except per share amounts)


                                                                      Historical  Historical
                                                           Actual      Combined    Combined
                                                            1996         1995        1994
                                                            ----         ----        ----
REVENUE
    Rental revenue                                      $    17,943    $ 15,454    $ 13,797
    Fees and reimbursements, including $311,
       $2,995 and $2,858 from affiliates in 1996,
       1995 and 1994, respectively                              311      16,019      13,327
    Interest and other income                                 1,080       2,698       3,557
    Equity in earnings of Associated Companies                1,598        --          --
    Gain on sale of rental properties                           321        --          --
                                                        -----------    --------    --------
       Total revenue                                         21,253      34,171      30,681
                                                        -----------    --------    --------

EXPENSES
    Property operating expenses                               5,266       8,576       6,782
    General and administrative                                1,393      15,947      13,454
    Depreciation and amortization                             4,575       4,762       4,041
    Interest expense                                          3,913       2,129       1,140
    Provision for loss on investments in real estate,
      real estate partnerships and mortgage loans
      receivable                                               --         1,876       3,508
    Consolidation costs                                       6,082        --          --
    Litigation costs                                          1,155        --          --
                                                        -----------    --------    --------

       Total expenses                                        22,384      33,290      28,925
                                                        -----------    --------    --------

Income (loss) from operations before provision for
    income taxes, minority interest and
    extraordinary item                                       (1,131)        881       1,756
Provision for income taxes                                     --          (357)       (176)
Minority interest                                              (292)       --          --
                                                        -----------    --------    --------
Net income (loss) before extraordinary item                  (1,423)        524       1,580

Extraordinary item:
Loss on debt refinancing                                       (186)       --          --
                                                        -----------    --------    --------

Net income (loss)                                       $    (1,609)   $    524    $  1,580
                                                        ===========    ========    ========

Per share:
Net loss before extraordinary item                      $     (0.21)
Extraordinary item                                            (0.03)
                                                        -----------
Net loss                                                $     (0.24)
                                                        ===========

Weighted average shares outstanding                       6,632,707
                                                        ===========

          See accompanying notes to consolidated financial statements.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES
                              STATEMENTS OF EQUITY
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                        GRT Predecessor Entities Combined
                                     ------------------------------------------------------------------------------
                                                                      Additional  Receivable   Retained
                                     General    Limited      Common     Paid-in      from      Earnings
                                     Partner    Partners     Stock      Capital   Stockholder  (Deficit)     Total
                                     -------    --------     -----      -------   -----------  ---------     -----
BALANCE AT
DECEMBER 31, 1993                    $(1,761)   $ 87,897    $      2    $ 6,276    $(7,312)     $   739    $ 85,841
    Contributions                         55        --             3        337       --           --           395
    Distributions                        (37)     (3,770)       --         --         --         (2,000)     (5,807)
    Advances to
      Stockholder, net                  --          --          --         --       (1,451)        --        (1,451)
    Net income                            13       1,210        --         --         --            357       1,580
                                     ------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1994                     (1,730)     85,337           5      6,613     (8,763)        (904)     80,558
                                     ------------------------------------------------------------------------------

    Distributions                       (117)    (10,507)       --         --         --           --       (10,624)
    Redemption of shares                --          --            (2)    (6,613)      --         (6,533)    (13,148)
    Repayment of
      Stockholder advances, net         --          --          --         --        8,763         --         8,763
    Net income (loss)                     17       1,751        --         --         --         (1,244)        524
    Issuance of investor
      notes in exchange
      for units of limited
      partnership interest              --        (2,483)       --         --         --           --        (2,483)
    Equity in
      consolidation
      attributable to
      minority interest                 --        (7,962)       --         --         --           --        (7,962)
    Consolidation and
      issuance of shares               1,830     (66,136)         (3)      --         --          8,681     (55,628)
                                     ------------------------------------------------------------------------------

BALANCE AT
DECEMBER 31, 1995                       --          --          --         --         --           --          --
                                     ------------------------------------------------------------------------------

    Issuance of common stock to
      directors and officers            --          --          --         --         --           --          --
    Issuance of common stock ,
       net of offering costs of
       $ 4,046                          --          --          --         --         --           --          --
    Distributions ($0.90 per share
      paid in 1996)                     --          --          --         --         --           --          --
    Net loss                            --          --          --         --         --           --          --
                                     ------------------------------------------------------------------------------

BALANCE AT
DECEMBER 31, 1996                    $  --      $   --      $   --      $  --      $  --        $  --      $   --
                                     ==============================================================================


                                                      Glenborough Realty Trust Incorporated
                                      ---------------------------------------------------------------------
                                         Common Stock       Additional  Deferred    Retained
                                      -------------------    Paid-in    Compen-     Earnings
                                      Shares    Par Value    Capital     sation     (Deficit)       Total
                                      ------    ---------    -------     ------     ---------       -----
BALANCE AT
DECEMBER 31, 1993                       --       $  --       $   --       $--        $   --        $   --
    Contributions                       --          --           --        --            --            --
    Distributions                       --          --           --        --            --            --
    Advances to
      Stockholder, net                  --          --           --        --            --            --
    Net income                          --          --           --        --            --            --
                                      ---------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1994                       --          --           --        --            --            --
                                      ---------------------------------------------------------------------

    Distributions                       --          --           --        --            --            --
    Redemption of shares                --          --           --        --            --            --
    Repayment of
      Stockholder advances, net         --          --           --        --            --            --
    Net income (loss)                   --          --           --        --            --            --
    Issuance of investor
      notes in exchange
      for units of limited
      partnership interest              --          --           --        --            --            --
    Equity in
      consolidation
      attributable to
      minority interest                 --          --           --        --            --            --
    Consolidation and
      issuance of shares               5,754           6       55,622      --            --          55,628
                                      ---------------------------------------------------------------------

BALANCE AT
DECEMBER 31, 1995                      5,754           6       55,622      --            --          55,628
                                      ---------------------------------------------------------------------

    Issuance of common stock to
      directors and officers              35        --            525      (399)         --             126
    Issuance of common stock ,
       net of offering costs of
                                       3,873           4       49,805      --            --          49,809
    Distributions ($0.90 per share
      paid in 1996)                     --          --           --        --          (6,354)       (6,354)
    Net loss                            --          --           --        --          (1,609)       (1,609)
                                      ---------------------------------------------------------------------

BALANCE AT
DECEMBER 31, 1996                      9,662     $    10     $105,952     $(399)     $ (7,963)     $ 97,600
                                      =====================================================================


          See accompanying notes to consolidated financial statements.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994
                    (in thousands, except per share amounts)


                                                        Glenborough         GRT           GRT
                                                       Realty Trust    Predecessor    Predecessor
                                                       Incorporated      Entities      Entities
                                                       Consolidated      Combined      Combined
                                                           1996            1995          1994
                                                           ----            ----          ----
Cash flows from operating activities:
     Net income (loss)                                   $ (1,609)      $    524       $  1,580
     Adjustments to reconcile net
       income (loss) to net cash provided
       by (used for) operating activities:
         Depreciation and amortization                      4,575          4,762          4,041
         Amortization of loan fees, included
           in interest expense                                193           --             --
         Provision for loss on investments
           in real estate, real estate partnerships
           and mortgage loans receivable                     --            1,876          3,508
         Gain on sale of rental property                     (321)          --             --
         Minority interest in income
           from operations                                    292           --             --
         Equity in earnings of
           Associated Companies                            (1,598)          --             --
         Loss on debt refinancing                             186           --             --
         Consolidation costs                                6,082           --             --
         Litigation costs                                   1,155           --             --
         Changes in certain assets
           and liabilities, net                            (4,817)       (17,770)        13,297
                                                         --------       --------       --------

         Net cash provided by (used for)
           operating activities                             4,138        (10,608)        22,426
                                                         --------       --------       --------

Cash flows from investing activities:
     Proceeds from sale of rental property                  2,882           --              277
     Additions to rental property                         (62,286)        (3,925)        (2,210)
     Principal receipts on mortgage loans
       receivable                                             254         12,581          1,328
     Increase in mortgage loans receivable                 (2,694)          --             --
     Purchase of minority interest                           --             --           (1,342)
     Contributions to Associated Companies                 (1,890)          --             --
     Distributions from Associated Companies                1,901           --             --
                                                         --------       --------       --------

         Net cash provided by (used for)
           investing activities                           (61,833)         8,656         (1,947)
                                                         --------       --------       --------

                                   (continued)


          See accompanying notes to consolidated financial statements.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES
         CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - CONTINUED
              For the years ended December 31, 1996, 1995 and 1994
                    (in thousands, except per share amounts)

                                                         Glenborough         GRT           GRT
                                                        Realty Trust    Predecessor    Predecessor
                                                        Incorporated      Entities       Entities
                                                        Consolidated      Combined       Combined
                                                           1996             1995          1994
                                                           ----             ----          ----
Cash flows from financing activities:
     Proceeds from borrowings                             $ 52,599       $  8,910       $  6,165
     Repayment of borrowings                               (35,593)       (14,050)        (2,047)
     Payment of investor notes                              (2,483)          --             --
     Distributions to minority interest holders               (526)          --             --
     Advances to/repayments from Stockholder, net             --            8,763         (1,451)
     Distributions                                          (6,354)       (10,624)        (5,807)
     Redemption of shares                                     --          (10,389)          --
     Proceeds from issuance of stock, net of
        offering costs                                      46,820           --              395
                                                          --------       --------       --------

         Net cash provided by (used for)
           financing activities                             54,463        (17,390)        (2,745)
                                                          --------       --------       --------

Net increase (decrease) in cash and cash equivalents        (3,232)       (19,342)        17,734

Cash and cash equivalents at beginning of year               4,587         23,929          6,195
                                                          --------       --------       --------

Cash and cash equivalents at end of year                  $  1,355       $  4,587       $ 23,929
                                                          --------       --------       --------

Supplemental disclosure of cash flow information:

     Cash paid for interest                               $  3,270       $  1,951       $  1,119
                                                          ========       ========       ========

Supplemental Disclosure of Non-Cash
    Investing and Financing activities:

Acquisition of real estate through assumption of
    first trust deed notes payable                        $ 25,200       $   --         $   --
                                                          ========       ========       ========

Acquisition of real estate through issuance of
    shares of common stock and Operating
    Partnership units                                     $  3,749       $   --         $   --
                                                          ========       ========       ========

Conversion of shares of common stock into
    investor notes payable                                $   --         $  2,483       $   --
                                                          ========       ========       ========

Conversion of equity to minority interest                 $              $  7,962       $   --
                                                          ========       ========       ========

Consolidation and issuance of shares of common
    stock in exchange for limited partnership units
    and common stock in GRT Predecessor Entities          $   --         $ 55,628       $   --
                                                          ========       ========       ========

Refinancing of debt of GRT Predecessor entities
    by Glenborough Realty Trust Incorporated              $   --         $ 28,200       $   --
                                                          ========       ========       ========

Acquisition of real estate through foreclosure and
    assumption of first trust deed note payable           $   --         $  3,908       $   --
                                                          ========       ========       ========


          See accompanying notes to consolidated financial statements.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995



NOTE 1.      ORGANIZATION

Glenborough Realty Trust Incorporated (the "Company") was organized in the State of Maryland on August 26, 1994. It is the intent of the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company completed a Consolidation with certain public California limited partnerships and other entities (the "Consolidation") engaged in real estate activities (the "GRT Predecessor Entities") through an exchange of assets of the GRT Predecessor Entities for 5,753,709 shares of Common Stock of the Company. The Consolidation occurred on December 31, 1995, and the Company commenced operations on January 1, 1996.

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

The Company, through several subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a 90.79% limited partner interest, is Glenborough Properties, L.P. (the "Operating Partnership"). The Operating Partnership, directly and through various subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 54 real estate projects and 3 notes receivable.

The Company also holds 100% of the non-voting preferred stock of the following three Associated Companies (the "Associated Companies"):

- Glenborough Corporation (formerly known as Glenborough Realty Corporation) ("GC") is the general partner of nine partnerships and provides asset and property management services for these nine partnerships and one partnership for which an affiliate serves as general partner (the "Controlled Partnerships"). It also provides property management services for a limited portfolio of property owned by unaffiliated third parties.

- Glenborough Inland Realty Corporation ("GIRC") provides partnership administration, asset management, property management and development services under a long term contract to an additional group of unaffiliated partnerships which include seven public partnerships.

- Glenborough Hotel Group ("GHG") leases the four Country Suites By Carlson hotels owned by the Company and operates them for its own account. It also operates three Country Suites By Carlson hotels owned by the Controlled Partnerships, and two resort condominium hotels.

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying financial statements present the consolidated financial position of the Company as of December 31, 1996 and 1995, the consolidated results of operations and cash flows of the Company for the year ended December 31, 1996, and the combined results of operations and cash flows of the GRT Predecessor Entities for the years ended December 31, 1995 and 1994, as the Consolidation transaction discussed in Note 1 above was not effective until December 31, 1995. All intercompany transactions, receivables and payables have been eliminated in consolidation and combination.

RECLASSIFICATION
Certain 1995 balances have been reclassified to conform with the current year presentation.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Company adopted SFAS 121 in the fourth quarter of 1995. SFAS 121 requires that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred. There was no impact from the initial adoption of SFAS 121.

In 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 calls for a new method of recognizing the cost of compensating employees with stock options and similar instruments. At its option, the Company has elected not to adopt this method of accounting, but rather has provided additional required disclosures in Note 13 to the consolidated financial statements which indicate the impact such accounting would have on its reported results of operations if SFAS No. 123 had been fully implemented by the Company.

RENTAL PROPERTY
Rental properties are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Company's plans for the continued operation of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Company could obtain from third parties for such property. The fulfillment of the Company's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company's properties could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets.

The useful lives are as follow:

              Buildings and improvements               10 to 40 years
              Tenant Improvements                      Term of the related lease
              Furniture and Equipment                  5 to 7 years

INVESTMENTS IN ASSOCIATED COMPANIES
The Company's investments in the Associated Companies are accounted for using the equity method, as discussed further in Note 4.

INVESTMENTS IN MANAGEMENT CONTRACTS
Investments in management contracts are recorded at cost and are amortized on a straight-line basis over the term of the contracts.

MORTGAGE LOANS RECEIVABLE
The Company monitors the recoverability of its loans and notes receivable through ongoing contact with the borrowers to ensure timely receipt of interest and principal payments, and where appropriate, obtains financial

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

information concerning the operation of the properties. Interest on mortgage loans is recognized as revenue as it accrues during the period the loan is outstanding. Mortgage loans receivable will be evaluated for impairment if it becomes evident that the borrower is unable to meet its debt service obligations in a timely manner and cannot satisfy its payments using sources other than the operations of the property securing the loan. If it is concluded that such circumstances exist, then the loan will be considered to be impaired and its recorded amount will be reduced to the fair value of the collateral securing it. Interest income will also cease to accrue under such circumstances. Due to uncertainties inherent in the valuation process, it is reasonably possible that the amount ultimately realized from the Company's collection on these receivables will be different than the recorded amounts.

CASH EQUIVALENTS
The Company considers short-term investments (including certificates of deposit) with a maturity of three months or less at the time of investment to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits and certificates of deposit with financial institutions. The carrying amount of cash and cash equivalents as well as the mortgage notes receivable described above, approximates fair value.

DEFERRED FINANCING AND OTHER FEES
Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related notes payable or leases and are included in other assets.

MINORITY INTEREST
Minority interest represents the 8.21% limited partner interests in the Operating Partnership not held by the Company.

REVENUES
All leases are classified as operating leases. Rental revenue is recognized on a straight-line basis over the terms of the leases.

For the years ended December 31, 1995 and 1994, rental revenue from the two properties leased to Navistar International represented approximately 10% of the Company's total rental revenue. For the year ended December 31, 1996, no tenants represented 10% or more of rental revenue of the Company.

Fees and reimbursement revenue consists of property management fees, overhead administration fees, and transaction fees from the acquisition, disposition, refinance, leasing and construction supervision of real estate.

Revenues are recognized only after the Company is contractually entitled to receive payment, after the services for which the fee is received have been provided, and after the ability and timing of payments are reasonably assured and predictable.

INCOME TAXES
The Company will make an election to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to Federal income tax to the extent that it distributes at least 95% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995


Certain of the Company's predecessors were subject to income taxes, the provisions for which have been included in the accompanying combined results of operations of the GRT Predecessor Entities.

NOTE 3.   RENTAL PROPERTY

The cost and accumulated depreciation of real estate investments as of December 31, 1996 and 1995 are as follows (in thousands):

                                              Buildings and         Total          Accumulated           Net
1996:                         Land            Improvements           Cost         Depreciation     Recorded Value
-----                         ----            -------------         -----         ------------     --------------
Retail properties           $   16,578         $  30,681         $   47,259       $   (6,164)      $    41,095
Industrial properties            6,619            32,796             39,415           (6,157)           33,258
Office properties                9,721            39,582             49,303           (4,224)           45,079
Hotel properties                 5,586            26,074             31,660          (11,729)           19,931
Multifamily properties           5,652            17,440             23,092             (510)           22,582
                            ----------         ---------         ----------       -----------      -----------
    Total                   $   44,156         $ 146,573         $  190,729       $  (28,784)      $   161,945
                            ==========         =========         ==========       ===========      ===========

1995:
-----
Retail properties           $   13,036         $  17,149         $   30,185       $   (5,042)      $    25,143
Industrial properties            4,481            24,507             28,988           (5,665)           23,323
Office properties                1,653             9,097             10,750           (3,427)            7,323
Hotel properties                 4,803            23,685             28,488          (10,619)           17,869
Multifamily  property            1,857             2,183              4,040             (124)            3,916
                            ----------         ---------         ----------       ----------       -----------
    Total                   $   25,830         $  76,621         $  102,451       $  (24,877)      $    77,574
                            ==========         =========         ==========       ==========       ===========

In June 1996, the Company sold the two self-storage facilities held in its industrial portfolio. The sales price for these two facilities was $2,900. The sales generated a gain of $321 and cash proceeds of $2,882. From these proceeds, $790 was paid down on the Company's secured bank line. The sale was an all-cash sale and the Company has no continuing obligations or involvement with these properties. Accordingly, the Company recognized the sale of the two self-storage facilities under the full accrual method of accounting.

In July 1996, the Company acquired a 23-story, 272,443 square foot office building (the "UCT Property"), in St. Louis, Missouri. The total acquisition cost, including capitalized costs, was approximately $18,844, which consisted of $350 in the form of 23,333 partnership units in the Operating Partnership (based on a per unit value of $15.00), and the balance paid in cash. The cash portion was financed through advances under the Line of Credit.

In August 1996, the Company acquired a 64-room hotel property (the " the San Antonio Hotel"), which is located in San Antonio, Texas. The total acquisition cost, including capitalized costs, was approximately $2,805, which was paid in cash. The acquisition was financed with an advance on the Line of Credit.

In August 1996, the Company also expanded an existing shopping center in Tampa, Florida through a purchase-leaseback transaction with the anchor tenant. The Company's initial acquisition cost, including capitalized costs, was approximately $1,617, all of which was paid in cash which was financed through advances under the Line of Credit, and in addition the Company committed an additional $1,800 for future expansion and tenant improvements, which the Company expects will also be paid in cash. The cash portion was financed through advances under the Line of Credit.

In September 1996, the Company acquired a two-story, 40,595 square foot office building (the "the Bond Street Property"), in Farmington Hills, Michigan. The total acquisition cost, including capitalized costs, was approximately $3,185, which consisted of $391 in the form of 26,067 partnership units in the Operating Partnership (based on a per unit value of $15.00), and the balance paid in cash. The cash portion was financed through advances under the Line of Credit.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

In October 1996, the Company acquired a portfolio of 12 properties, aggregating approximately 784,000 square feet and 538 multi-family units, together with associated management interests (the "TRP Properties"). The total acquisition cost, including capitalized costs, was approximately $43,798, which consisted of
(i) approximately $16,300 of mortgage debt assumed, (ii) approximately $760 in the form of 52,387 partnership units in the Operating Partnership (based on a per unit value of $14.50), (iii) approximately $2,600 in the form of 182,000 shares of Common Stock of the Company (based on a per share value of $14.50) and
(iv) the balance in cash. The cash portion was financed through advances under the Line of Credit. The TRP Properties consist of three office, six industrial, one retail and two multi-family Properties, located in six states..

In November 1996, the Company acquired from various partnerships and their general partner, a Southern California syndicator, a portfolio of six Properties (including one property on which the Company made a mortgage loan which included a purchase option), aggregating approximately 342,000 square feet, together with associated management interests (the "the Carlsberg Properties"). The total acquisition cost including the mortgage loan and capitalized costs, was approximately $23,152, which consisted of (i) approximately $8,900 of mortgage debt assumed, (ii) approximately $350 in the form of 24,844 shares of Common Stock of the Company (based on a per share value of $14.09) and (iii) the balance in cash. The cash portion was financed through advances under the Line of Credit. The Carlsberg Properties consist of five office Properties and one retail Property, located in two states. Concurrently with the Company's acquisition of the Carlsberg Properties, one of the Associated Companies assumed management of a portfolio of 13 additional properties with an aggregate of one million square feet under a venture with an affiliate of the seller.

The Company leases its commercial and industrial property under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1996 are as follows (in thousands):


                        Year Ending
                       December 31,
                       ------------
                          1997                           $   17,900
                          1998                               15,221
                          1999                               12,632
                          2000                               10,071
                          2001                                8,645
                          Thereafter                         41,014
                                                         ----------
                                                         $  105,483

NOTE 4.   INVESTMENTS IN ASSOCIATED COMPANIES AND GLENBOROUGH PARTNERS

The Company's investments in the Associated Companies are accounted for using the equity method as the Company has significant ownership interests through its 100% preferred stock ownership but does not own any voting interests. The Company records earnings on its investments in the Associated Companies equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based on cash flow allocation percentages. Distributions received from the Associated Companies are recorded as a reduction of the Company's investments.

The Company's investment in Glenborough Partners ("GP") is accounted for using the cost method as the Company holds only a 3.9% limited partnership interest.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

As of December 31, 1996 and 1995, the Company had the following investments in the Associated Companies and GP (in thousands):

                                            GC            GIRC             GHG             GP             Total
                                            --            ----             ---             --             -----
Investment at December 31, 1995         $    (109)     $   3,919       $   1,368       $     585        $   5,763

Cash contributions                          1,595             95             200             --             1,890

Distributions                                (601)        (1,209)            (91)            --            (1,901)

Equity in earnings                            501          1,070              27             --             1,598
                                        ---------      ---------       ---------       ---------        ---------

Investment at December 31, 1996         $   1,386      $   3,875       $   1,504       $     585        $   7,350
                                        =========      =========       =========       =========        =========

Summary condensed balance sheet information as of December 31, 1996, and the condensed statements of operations for the year then ended are as follows (in thousands):

                     Balance Sheets as of December 31, 1996


                                                                 GC               GIRC              GHG
                                                                 --               ----              ---
Investments in management contracts, net                      $   1,018         $  5,738         $     430
Other assets                                                      1,426              754             1,825
                                                              ---------         --------         ---------

         Total assets                                         $   2,444         $  6,492         $   2,255
                                                              =========         ========         =========

Notes payable                                                 $     --          $  2,383         $      61
Other liabilities                                                 1,044              222               692
                                                              ---------         --------         ---------

         Total liabilities                                        1,044            2,605               753

Stockholders' equity                                              1,400            3,887             1,502
                                                              ---------         --------         ---------

           Total liabilities and Stockholders' equity         $   2,444         $  6,492         $   2,255
                                                              =========         ========         =========

                            Statements of Operations
                      For the Year Ended December 31, 1996


                                 GC               GIRC              GHG
                                 --               ----              ---
Revenue                       $   6,852         $  5,856         $   9,952
Expenses                          6,325            4,731             9,925
                              ---------         --------         ---------
Net Income                    $     527         $  1,125         $      27
                              =========         ========         =========

NOTE 5.   INVESTMENT IN MANAGEMENT CONTRACT

Investment in management contract included in the Company's balance sheet as of December 31, 1996 and 1995, represents the unamortized portion of the asset management agreement for the Glenborough Institutional Fund I partnership. The contract is being amortized on a straight-line basis over eleven years.

NOTE 6.   MORTGAGE LOANS RECEIVABLE

The Company held a first mortgage loan with a principal balance of $7,563,000 and a carrying value of $6,700,000 at December 31, 1996, secured by an office and research complex in Eatontown, New Jersey. The loan had an original maturity date of November 1, 1996 with interest only payable monthly at the fixed rate of eight percent

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

(8%) per annum. The borrower was additionally obligated to pay cash flow equal to 75% of all annual net cash flow of the property until the Company received the equivalent of ten percent (10%) interest for the year in issue, and thereafter fifty percent (50%) of all additional net cash flow of the property (if any) for the year in issue. In 1995, due to the uncertainty surrounding the borrower's ability to payoff the note receivable upon its November 1996 maturity, the Company recorded a $863,000 loss provision on this mortgage loan receivable to reduce its carrying value to the estimated fair value of the underlying property. The terms of the note were renegotiated in December 1996 with the maturity date extended to February 1, 1997. The interest rate continued at 8% per annum. The borrower had the right to payoff the loan at a discount between January 10 and January 31, 1997. The discounted payoff was i) $6,863,000 in cash and ii) a note for $500,000 payable over a term of twelve years at six percent (6%) interest amortized over twenty-five years. On January 28, 1997, the borrower paid off the note at the above discounted terms, resulting in a gain to the Company of $658,000 of which $158,000 will be recognized in the Company's 1997 Statement of Operations and the remaining gain associated with the $500,000 note receivable will be recorded as income when cash is received.

At December 31, 1996, the Company held a first mortgage loan in the amount of $511,000 secured by an industrial property in Los Angeles, California. The terms of the note include interest accruing at eight percent (8%) per annum for the first twenty-four months (ending June 1996) and at nine percent (9%) per annum for the next sixty months until the note matures in June 2001. Monthly payments of principal and interest, computed based on a thirty year amortization schedule, commenced January 1995 and continue until maturity.

On November 19, 1996, the Operating Partnership entered into a Loan Agreement and Option Agreement with Carlsberg Properties, LTD. ("the Borrower"). The loan amount is for $3,600,000, of which $2,694,000 was initially disbursed to the Borrower and $906,000 was held by the Operating Partnership as leasing and interest reserves. At December 31, 1996, the loan balance was $2,694,000. The loan is secured by a 48,000 square foot medical building in Phoenix, Arizona (the "Secured Property"), and matures on November 19, 1999, with interest only payable monthly at the fixed rate of eleven percent (11%) per annum calculated on the full amount of the loan. The Option Agreement provides the Operating Partnership the option to purchase the Secured Property on either the second or third anniversary of the closing date of November 19, 1996, for the greater of
i) the then outstanding loan balance plus $50,000 or ii) the value of the Secured Property as defined in the Option Agreement.

Contractually due principal payments of the mortgage loans receivable are as follows (in thousands):

                    Year Ending
                   December 31,
                   ------------
                      1997                      $    7,567
                      1998                               5
                      1999                           2,699
                      2000                               5
                      2001                             492
                      Thereafter                       --
                                                ---------
                      Total                         10,768
                      Loss Provision                  (863)
                                                ----------
                      Net carrying value        $    9,905
                                                ==========

NOTE 7.   SECURED LIABILITIES

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of December 31, 1996 and 1995 (in thousands):

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995


                                                                                            1996          1995
                                                                                            ----          ----
Secured $50,000,000 line of credit with a bank with variable interest rates of
LIBOR plus 2.375% and prime rate plus 0.50% (8.00% and 8.75%, respectively at
December 31, 1996), monthly interest only payments and a maturity date of July
14, 1998, with an option to extend for 10 years. The line is secured by nineteen properties and a mortgage note receivable with an aggregate net carrying value
of $67,118 at December 31, 1996.                                                            $ 21,307      $   --

Secured loan with a bank with variable interest rates of LIBOR plus 2.375% and prime rate plus 0.50% (8.00% and 8.75%, respectively at December 31, 1996), monthly interest only payments and a maturity date of July 14, 1998. The loan is secured by ten properties with an aggregate net carrying value of $8,112 at
December 31, 1996.                                                                             6,120          --

Secured loan with an investment bank with a fixed interest rate of 7.57%, monthly principal (based upon a 25 year amortization) and interest payments of
$149 and a maturity date of January 1, 2006. The loan is secured by nine properties with an aggregate net carrying value of $39,298 and $39,082 at
December 31, 1996 and 1995, respectively.                                                     19,744       20,000

Secured loans with various lenders, bearing interest at fixed rates between
7.75% and 9.25%, with monthly principal and interest payments ranging between
$13 and $62 and maturing at various dates through January 1, 2006. These loans are secured by properties with an aggregate net carrying value of $30,441 and
$7,972 at December 31, 1996 and 1995, respectively.                                           17,581        3,685

Secured loans with various banks bearing interest at variable rates (ranging between 7.87% and 8.18% at December 31, 1996), monthly principal and interest payments ranging between $15 and $16 and maturing at various dates through
August 15, 2015. These loans are secured by properties with an aggregate net
carrying value of $6,975 at December 31, 1996.                                                 3,807           --

Secured loan with an investment company with a fixed interest rate of 7.50%, monthly principal and interest payments of $55 and a maturity date of March 1,
2021. The loan is secured by a Housing and Urban Development property with a net
carrying value of $9,491 at December 31, 1996.                                                 7,332           --

Secured line of credit with a bank with a variable interest rate of LIBOR plus
2.365% (7.88% at December 31, 1995), monthly interest only payments and original maturity dates of November 29, 1998 and December 29, 1998. The line was paid off
in July 1996.                                                                                    --        10,000
                                                                                          ---------      --------
Total                                                                                     $  75,891      $ 33,685
                                                                                          =========      ========

Of the loans outstanding at December 31, 1995, the $10,000,000 line of credit was paid off with proceeds from the new line of credit discussed above. A $186,000 loss on debt refinancing resulted from the write-off of the unamortized loan fees related to the $10,000,000 line of credit and is reflected as an extraordinary item on the accompanying 1996 Statement of Operations.

The required principal payments on the Company's debt for the next five years and thereafter are as follows (in thousands):


                 Year Ending
                December 31,
                ------------
                  1997                         757
                  1998                      35,640
                  1999                       2,145
                  2000                       2,850
                  2001                         872
                  Thereafter                33,627
                                         ---------
                  Total                  $  75,891
                                         =========

NOTE 8.   INVESTOR NOTES PAYABLE

Included in the proxy to approve or disapprove the Consolidation, was the option to choose notes in lieu of shares of Common Stock. Upon successful completion of the Consolidation, notes in the amount of $2,483,000 were issued to the limited partners whose votes indicated such election. The notes were unsecured obligations of the Company, bearing a variable rate of interest payable quarterly until their maturity date, November 1, 2002. In January 1996, the Company paid the notes in full, along with accrued interest, thereon.

NOTE 9.   PREPAID CONSOLIDATION COSTS

The prepaid consolidation costs included in the Company's December 31, 1995 consolidated balance sheet included accounting fees as well as the costs of mailing and printing the Prospectus/Consent Solicitation Statement, any supplements thereto or other documents related to the Consolidation, the costs of the Information Agent, Investor brochure, telephone calls, broker-dealer fact sheets, printing, postage, travel, meetings, legal and other fees related to the solicitation of consents, as well as reimbursement of costs incurred by brokers and banks in forwarding the Prospectus/Consent Solicitation Statement to Investors. The entire balance of prepaid consolidation costs was expensed in the accompanying 1996 Statement of Operations.

Prepaid litigation costs at December 31, 1995 included the legal fees incurred in connection with defending two class action complaints filed by investors in certain of the GRT Predecessor Entities as well as an accrual for the amount of the settlement that the plaintiff's counsel in one case was requesting be awarded by the court. The entire balance in prepaid litigation costs was expensed in the accompanying 1996 Statement of Operations (see Note 14).

NOTE 10.  RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company and the GRT Predecessor Entities from related partnerships totaled $311,000, $2,995,000 and $2,858,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and consisted of asset management fees for the year ended December 31, 1996 and property management fees, asset management fees, reimbursements and related expenses for the years ended December 31, 1995 and 1994.

NOTE 11.  CAPITAL CONTRIBUTION FROM GRT PREDECESSOR ENTITY SHAREHOLDERS

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

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

rates because of its floating rate debt. This position was closed in February 1995 at a total loss of approximately $116,000.


NOTE 12. PROVISION FOR LOSS ON INVESTMENTS IN REAL ESTATE, REAL ESTATE PARTNERSHIPS AND MORTGAGE LOANS RECEIVABLE

The loss provisions recorded during the years ended December 31 are as follows:


                                                                         1996           1995          1994
                                                                         ----           ----          ----
Reduction in the carrying value of the New
Jersey note receivable to the value of collateral                     $   --        $    863       $   --

Loss on sale of real estate                                               --             --          2,360

Reduction in value of the GC investments in real
estate partnerships to estimated net realizable value                     --             955           557

Loss on sale of investments                                               --             --            591

Other                                                                     --              58           --
                                                                       ------        -------        -----

                                                                      $   --        $  1,876       $ 3,508
                                                                       ======        =======        ======

NOTE 13.  STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the "Plan") to provide incentives to attract and retain high quality executive officers and key employees. The Plan provides for options to purchase shares of the Company's Common Stock ("Stock") and for the sale or bonus grant of Stock to eligible individuals. The number of shares of Stock reserved for issuance under the Plan equals ten percent of the outstanding shares of Stock as of each December 31st for the ensuing twelve month period (199,567 as of December 31, 1996). The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No. 25. As of December 31, 1996, 35,000 shares of bonus grants have been issued under the Plan. The fair value of the shares granted have been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the respective vesting periods which range from 2 to 5 years. As of December 31, 1996, 796,000 options to purchase shares of Stock have been granted. The exercise price of each option granted is equal to the per-share fair market value of the Stock on the date the option is granted. To date all options granted have been at the fair market value of the shares on the grant date, and as such, no compensation expense has been recognized as accounted for under APB Opinion No. 25.
The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" (FAS 123). As permitted by FAS 123, the Company will not change its method of accounting for stock options but has provided the additional required disclosures in the table below. The additional compensation expense that would have been recorded if the Company had adopted FAS 123 is not material.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

A summary of the status of the Company's stock option plan as of December 31, 1996 and changes during the year then ended is presented below:


                                                                                               Weighted Average
                                                       Shares         Weighted Average             Remaining
                                                       (000)'s         Exercise Price          Contractual Life
                                                       -------        ----------------         -----------------
Outstanding, beginning of year                            --             $     --
Granted                                                   796                   15
Forfeited                                                 --                   --
                                                        -----
Outstanding, end of year                                  796                   15               9.65 years
                                                        =====

Options exercisable at year end                           --                   --

Weighted average fair value of
options granted during the year                        $ 0.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 1996: expected distribution yield of 8.5%, expected volatility of 5.0%, risk-free interest rate of 6.3% and expected lives of 10, 7 and 5 years.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

Environmental Matters. The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company's business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company's results of operations and cash flow.

General Uninsured Losses. The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses which may be either uninsurable, or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity. Should a property sustain damage as a result of an earthquake, the Company may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property.

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

NOTE 15.  PUBLIC STOCK OFFERING

In October 1996, the Company completed the October 1996 Offering of 3,666,000 shares of Common Stock. The 3,666,000 shares were sold at a per share price of $13.875 for total proceeds of $47,814,000 (net of 6% underwriting fee of $3,052,000). This additional capital was used to acquire the TRP Properties and to repay $24,000,000 of the outstanding balance under the Company's Line of credit with Wells Fargo which was then available to fund the acquisition of the Carlsberg Properties. In addition, approximately $1,100,000 in other costs were incurred in connection with the offering.

Following is a proforma statement of operations of the Company giving effect to the 1996 offering and related acquisitions (including the acquisitions discussed in Note 3) as if they had been completed on January 1, 1996:

  REVENUES
  Rental revenue                                                $    29,626
  Equity in earnings of Associated Companies                          1,544
  Fees, interest and other income                                     1,738
                                                                -----------
      Total Revenue                                                  32,908
                                                                -----------
  OPERATING EXPENSES
  Operating expenses                                                  9,462
  General and administrative                                          1,551
  Depreciation and amortization                                       5,637
  Interest expense                                                    6,417
  Consolidation and litigation costs                                  7,237
                                                                -----------
      Total Operating Expenses                                       30,304
                                                                -----------
  Income from operations before minority interests
     and extraordinary item                                           2,604

  Minority Interests                                                   (584)
                                                                -----------
  Net income before extraordinary item                          $     2,020
                                                                ===========

  Net income, per share, before extraordinary item              $      0.21
                                                                ===========

  Weighted average common shares outstanding                      9,661,553
                                                                ===========

NOTE 16.  SUBSEQUENT EVENTS

In January 1997, the Company entered into a definitive agreement with two limited partnerships organized by affiliates of CIGNA Corp. to acquire a portfolio of six properties, aggregating approximately 616,000 square feet and 224 multi-family units (the "CIGNA Properties"). The total acquisition cost, including capitalized costs, is expected to be approximately $45.5 million, which will be paid entirely in cash from the proceeds of the Offering. The CIGNA Properties consist of two office properties, two office/R&D properties, a neighborhood shopping center and a multi-family property, located in four states. These acquisitions are subject to a number of contingencies, including approval of the acquisition by a majority in interest of the voting power of the limited partners of each of the selling partnerships, satisfactory completion of environmental and engineering due diligence and customary closing conditions. Accordingly, there can be no assurance that any or all of these acquisitions will be completed.

In February 1997, the Company entered into definitive agreements with various partnerships and their general partner, a Southern California syndicator, to acquire a portfolio of up to 11 properties, aggregating approximately 524,000 square feet, together with associated management interests (the "E&L Properties"). The total acquisition cost, including capitalized costs, is expected to be approximately $22.2 million, which will consist of (i) approximately $9.5 million of mortgage debt assumed, (ii) approximately $7.8 million in the form of approximately 412,000 partnership units in the Operating Partnership (based on an assumed per unit value of $19.00), (iii) approximately $650,000 in the form of approximately 34,000 shares of Common Stock of the Company (based on an assumed per share value of $19.00) to be issued in connection with the acquisition of the management interests relating to the E&L Properties, and (iv) the balance in cash. The cash portion of the acquisition cost will be funded

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

with proceeds of the Offering. The E&L Properties consist of one office and ten industrial properties, all located in Southern California. These acquisitions are subject to a number of contingencies, including the approval of the acquisition by a majority of the voting power of the limited partners of each of the selling partnerships, satisfactory completion of environmental and engineering due diligence and customary closing conditions. Accordingly, there can be no assurance that any or all of these acquisitions will be completed, and it is possible that fewer than all of these acquisitions may be completed.

In February 1997, the Company acquired a 163-suite hotel Property (the "Scottsdale Hotel"), which began operations in January 1996 and is located in Scottsdale, Arizona. The total acquisition cost, including capitalized costs, was approximately $12.1 million, which consisted of approximately $4.7 million of mortgage debt assumed, and the balance in cash. The cash portion was financed through advances under the Company's Line of Credit. Like four of the Company's other hotel Properties, the Scottsdale Hotel is marketed as a Country Suites by Carlson.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

NOTE 17. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the year ended December 31, 1996:


                                                                  Quarter Ended
                                                 -----------------------------------------------------
                                                 March 31,   June 30,    September 30,    December 31,
                                                   1996        1996          1996               1996
                                                 ---------   --------    -------------    ------------
REVENUE
     Rental revenue                              $  3,589    $  3,450    $       4,242    $    6,662
     Fees and reimbursements                           66          67               66           112
     Interest and other income                        191         179              253           457
     Equity in earnings of
        Associated Companies                          425         544              394           235
     Gain on sale of rental properties                --          321              --            --
                                                 --------    --------    -------------    ---------
        Total revenue                               4,271       4,561            4,955         7,466
                                                 --------    --------    -------------    ----------

EXPENSES
     Property operating expenses                    1,017         892            1,335         2,022
     General and administrative                       281         394              302           416
     Depreciation and amortization                    897         862              935         1,881
     Interest expense                                 722         699            1,125         1,367
     Consolidation costs                            6,082         --               --            --
     Litigation costs                               1,155         --               --            --
                                                 --------    --------    -------------    ---------
        Total expenses                             10,154       2,847            3,697         5,686
                                                 --------    --------    -------------    ----------

Income (loss) from operations before
     provision for income taxes, minority
     interest and extraordinary item               (5,883)      1,714            1,258         1,780

Provision for income taxes                            --          --               --            --
Minority interest                                    (101)       (142)             (69)           20
                                                 ---------   --------    --------------   ----------
Net income (loss) before extraordinary item        (5,984)      1,572            1,189         1,800
Extraordinary item:
Loss on debt refinancing                              --          --              (186)          --
                                                 --------    --------    --------------   ----------

Net income (loss)                                $ (5,984)   $  1,572    $       1,003    $    1,800
                                                  ========   ========     ============     =========

Net income (loss) per share before
     extraordinary item                          $  (1.04)   $  0.27     $        0.21    $     0.19
                                                  ========    ======      ============    ==========

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995


                                                                               Quarter Ended
                                                  -----------------------------------------------------------------
                                                      March 31,        June 30,       September 30,    December 31,
                                                        1996             1996             1996               1996
                                                      ---------        --------       -------------    ------------
Net income (loss) per share                      $       (1.04)   $        0.27     $        0.17    $        0.19
                                                 =============    =============     =============    =============
Weighted average shares outstanding                  5,753,709        5,761,209         5,778,545        9,513,517
                                                 =============    =============     =============    =============


Per share amounts do not necessarily sum to per share amounts for the year as weighted average shares outstanding are measured for each period presented, rather than solely for the entire year.

                      GLENBOROUGH REALTY TRUST INCORPORATED

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1996
                                 (in thousands)

           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                       Company (1)            Acquisition (6)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
-----------------------------------------------------------------------------------------------
Office Properties:
    4500 Plaza, UT (8)              $  955       $ 1,192       $  4,606         $    595
    Regency Westpointe, NE (8)         (5)           530          3,147              763
    Warner Village, CA                 (4)           558          2,232                5
    Globe Building, WA                 (4)           375          1,501              --
    One Professional Square, NE        (4)           285          1,142              --
    Vintage Pointe, AZ               2,106           738          2,950              --
    Tradewinds Financial, AZ          --             303          1,214              --
    Dallidet Center, CA              1,701           676          2,703              --
    Hillcrest Office Plaza, CA        --             330          1,319              --
    Bond Street, MI                    (4)           716          2,147               56
    University Club Tower, MO          (4)         4,087         14,519              614
-----------------------------------------------------------------------------------------------
         Office Total                              9,790         37,480            2,033
-----------------------------------------------------------------------------------------------
Industrial Properties
   Benicia Industrial Park, CA (8)     (5)         1,037         4,787              (279)
Case Equipment Corp.:
    Kansas City, KS                    (4)           383          3,264           (1,397)
    Memphis, TN                        (4)           305          2,583           (1,106)
   Rancho Bernardo, CA                 (4)           518          2,072              --
   Mercantile I, TX                    (4)           783          3,133               12
   Quaker Industrial, TX               (4)           103            412              --
   Pinewood Industrial, TX             (4)           144            577              --
   Hoover Industrial, AZ               (4)           322          1,290                1
   Walnut Creek Industrial. TX       1,440           773          3,093              --
   Navistar International:
    W. Chicago, IL                     (5)         1,289         10,941           (4,618)
    Baltimore, MD                      (5)           577          4,911           (2,100)
   Park 100 - Building 42 & 46, IN (8) (4)           712          3,286             (378)
   Sea Tac II, WA (2) (8)              (4)           712          1,474             (201)
-----------------------------------------------------------------------------------------------
         Industrial Total                          7,658         41,823          (10,066)
-----------------------------------------------------------------------------------------------

           COLUMN A                                   COLUMN E              COLUMN F        COLUMN G          COLUMN H


                                               Gross Amount Carried
                                               at December 31, 1996
                                                     Buildings                                  (1)              Life
                                                        and         (3)      Accumulated       Date           Depreciated
     Description                          Land     Improvements    Total    Depreciation     Acquired            Over
----------------------------------------------------------------------------------------------------------------------------
Office Properties:
    4500 Plaza, UT (8)                  1,123     $  5,270     $   6,393   $  2,456            3/86          5-30 yrs.
    Regency Westpointe, NE (8)            530        3,910         4,440      1,313            6/87          5-30 yrs.
    Warner Village, CA                    558        2,237         2,795         37           10/96          5-30 yrs.
    Globe Building, WA                    375        1,501         1,876         25           10/96            30 yrs.
    One Professional Square, NE           285        1,142         1,427         19           10/96            30 yrs.
    Vintage Pointe, AZ                    738        2,950         3,688         48           11/96            30 yrs.
    Tradewinds Financial, AZ              303        1,214         1,517         20           11/96            30 yrs.
    Dallidet Center, CA                   676        2,703         3,379         44           11/96            30 yrs.
    Hillcrest Office Plaza, CA            330        1,319         1,649         21           11/96          5-30 yrs.
    Bond Street, MI                       716        2,203         2,919         30            9/96          3-40 yrs.
    University Club Tower, MO           4,087       15,133        19,220        211            7/96          1-40 yrs.
----------------------------------------------------------------------------------------------------------------------------
         Office Total                   9,721       39,582        49,303      4,224
----------------------------------------------------------------------------------------------------------------------------
Industrial Properties
   Benicia Industrial Park, CA (8)        979        4,566         5,545      1,715            7/86          5-30 yrs.
Case Equipment Corp.:
    Kansas City, KS                       236        2,014         2,250        517            3/84            50 yrs.
    Memphis, TN                           187        1,595         1,782        410            3/84            50 yrs.
   Rancho Bernardo, CA                    518        2,072         2,590         35           10/96            30 yrs.
   Mercantile I, TX                       783        3,145         3,928         53           10/96          3-30 yrs.
   Quaker Industrial, TX                  103          412           515          7           10/96            30 yrs.
   Pinewood Industrial, TX                144          577           721         10           10/96            30 yrs.
   Hoover Industrial, AZ                  323        1,290         1,613         21           10/96            30 yrs.
   Walnut Creek Industrial. TX            773        3,093         3,866         52           10/96            30 yrs.
   Navistar International:
    W. Chicago, IL                        793        6,819         7,612      1,744            3/84            50 yrs.
    Baltimore, MD                         356        3,032         3,388        778            3/84            50 yrs.
   Park 100 - Building 42 & 46, IN (8)    712        2,908         3,620        571           10/86          5-25 yrs.
   Sea Tac II, WA (2) (8)                 712        1,273         1,985        244            2/86          5-25 yrs.
----------------------------------------------------------------------------------------------------------------------------
         Industrial Total               6,619       32,796        39,415      6,157
----------------------------------------------------------------------------------------------------------------------------

                                   (continued)


           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                       Company (1)            Acquisition (6)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
-----------------------------------------------------------------------------------------------
Retail Properties:
   Atlanta Auto Centers:
    College Park, GA (8)         $    --        $    266      $    489          $    (55)
    Marietta, GA (8)                  --             404           701              (127)
    Norcross, GA (8)                  --             287           641               (70)
    Roswell, GA (8)                   --             206           332               (53)
    Smyrna, GA (8)                    --             240           479               (73)
    Snellville, GA (8)                --             433           551               (59)
   Park Center, CA (2) (8)             (4)         1,748         3,296              (549)
   QuickTrips:
    #668 - Granite City, IL (8)        (7)           599           475                (1)
    #722 - Lithonia, GA (8)            (7)           581           450               106
    #718 - Norcross, GA (8)            (7)           416           445               146
    #711 - Fulton, GA (8)              (7)           618           616                 6
    #75R - Tulsa, OK (8)               (7)           181           442                 8
    #738 - Mableton, GA (8)            (7)           293           470                59
    #712 - Atlanta, GA (8)             (7)           549           495                12
    #698 - Godfrey, IL (8)             (7)           523           568               --
    #691 - Madison, IL (8)             (7)           356           430               --
    #609 - St. Louis, MO (8)           (7)           451           617                 7
   Shannon Crossing, GA (8)            (5)         2,488         2,075               346
   Westwood Plaza, FL (8)              (5)         2,599         5,110               409
   Auburn North, WA                    (4)         1,099         4,397                 5
   Sonora Plaza, CA                 5,033          1,945         7,781               --
-----------------------------------------------------------------------------------------------
        Retail Total                              16,282        30,860               117
-----------------------------------------------------------------------------------------------


           COLUMN A                                   COLUMN E              COLUMN F        COLUMN G          COLUMN H


                                               Gross Amount Carried
                                               at December 31, 1996
                                                     Buildings                                  (1)              Life
                                                        and         (3)      Accumulated       Date           Depreciated
     Description                          Land     Improvements    Total    Depreciation     Acquired            Over
----------------------------------------------------------------------------------------------------------------------------
Retail Properties:
   Atlanta Auto Centers:
    College Park, GA (8)               $    266    $    434      $    700    $    79           12/86          5-25 yrs.
    Marietta, GA (8)                        404         574           978        103           12/86          5-25 yrs.
    Norcross, GA (8)                        287         571           858        104           12/86          5-25 yrs.
    Roswell, GA (8)                         206         279           485         51           12/86          5-25 yrs.
    Smyrna, GA (8)                          240         406           646         73           12/86          5-25 yrs.
    Snellville, GA (8)                      419         506           925         97           12/86          5-25 yrs.
   Park Center, CA (2) (8)                1,748       2,747         4,495        503            9/86          5-25 yrs.
   QuickTrips:
    #668 - Granite City, IL (8)             598         475         1,073        149            9/90          5-20 yrs.
    #722 - Lithonia, GA (8)                 687         450         1,137        141            9/90            20 yrs.
    #718 - Norcross, GA (8)                 562         445         1,007        139            9/90            20 yrs.
    #711 - Fulton, GA (8)                   618         622         1,240        258           10/88          5-20 yrs.
    #75R - Tulsa, OK (8)                    181         450           631        189           10/88            20 yrs.
    #738 - Mableton, GA (8)                 353         469           822        147            9/90          5-20 yrs.
    #712 - Atlanta, GA (8)                  548         508         1,056        214           10/88            20 yrs.
    #698 - Godfrey, IL (8)                  523         568         1,091        177            9/90            20 yrs.
    #691 - Madison, IL (8)                  356         430           786        134            9/90            20 yrs.
    #609 - St. Louis, MO (8)                451         624         1,075        258           10/88          5-20 yrs.
   Shannon Crossing, GA (8)               2,488       2,421         4,909      1,393           10/88          3-14 yrs.
   Westwood Plaza, FL (8)                 2,599       5,519         8,118      1,754            1/88          3-23 yrs.
   Auburn North, WA                       1,099       4,402         5,501         74           10/96          3-30 yrs.
   Sonora Plaza, CA                       1,945       7,781         9,726        127           11/96            30 yrs.
----------------------------------------------------------------------------------------------------------------------------
        Retail Total                     16,578      30,681        47,259      6,164
----------------------------------------------------------------------------------------------------------------------------

                                   (continued)

                      GLENBOROUGH REALTY TRUST INCORPORATED

                                December 31, 1996
                                 (in thousands)


           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                      Company (1 )            Acquisition (6)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
-----------------------------------------------------------------------------------------------
Multifamily Properties:
   Sahara Gardens, NV          $    7,536       $  1,871     $    7,500         $    --
   Villas de Mission, NV            7,332          1,924          7,695              --
   Summer Breeze, CA (8)            2,617          1,857          2,138              107
----------------------------------------------------------------------------------------------
        Multifamily Total                          5,652         17,333              107
----------------------------------------------------------------------------------------------
Hotel Properties:
   Country Suites by Carlson:
   San Antonio, TX                     (4)           784          2,032               71
   Arlington, TX (8)                   (5)         1,527          5,346            1,235
   Irving, TX (2) (8)                  (4)           972          3,850           (1,132)
   Ontario, CA (8)                     (5)         1,224          5,576              330
   Tucson, AZ (8)                      (5)         1,048          7,600            1,197
-----------------------------------------------------------------------------------------------
        Hotel Total                                5,555         24,404            1,701
-----------------------------------------------------------------------------------------------
        COMBINED TOTAL         $   75,891       $ 44,937     $  151,900         $ (6,108)
-----------------------------------------------------------------------------------------------


           COLUMN A                             COLUMN E              COLUMN F        COLUMN G          COLUMN H


                                         Gross Amount Carried
                                         at December 31, 1996
                                               Buildings                                  (1)              Life
                                                  and         (3)      Accumulated       Date           Depreciated
     Description                    Land     Improvements    Total    Depreciation     Acquired            Over
----------------------------------------------------------------------------------------------------------------------------
Multifamily Properties:
   Sahara Gardens, NV          $   1,871    $   7,500    $    9,371    $     125         10/96            30 yrs.
   Villas de Mission, NV           1,924        7,695         9,619          128         10/96            30 yrs.
   Summer Breeze, CA (8)           1,857        2,245         4,102          257          1/95          3-18 yrs.
---------------------------------------------------------------------------------------------------------------------------
        Multifamily Total          5,652       17,440        23,092          510
---------------------------------------------------------------------------------------------------------------------------
Hotel Properties:
   Country Suites by Carlson:
   San Antonio, TX                   784        2,103         2,887           41          8/96          3-30 yrs.
   Arlington, TX (8)               1,610        6,498         8,108        3,454         12/86          7-25 yrs.
   Irving, TX (2) (8)                954        2,736         3,690          588         10/86          5-25 yrs.
   Ontario, CA (8)                 1,145        5,985         7,130        3,060         11/86          5-30 yrs.
   Tucson, AZ (8)                  1,093        8,752         9,845        4,586         12/86          7-25 yrs.
----------------------------------------------------------------------------------------------------------------------------
        Hotel Total                5,586       26,074        31,660       11,729
----------------------------------------------------------------------------------------------------------------------------
        COMBINED TOTAL         $  44,156    $ 146,573    $  190,729    $  28,784
----------------------------------------------------------------------------------------------------------------------------





(1) Initial Cost and Date Acquired by Participating Partnerships, where applicable.
(2) The Company holds a participating first mortgage interest in the property. In accordance with GAAP, the Company is accounting for the property as though it holds fee title.
(3) The aggregate cost for Federal income tax purposes is  $158,343.
(4) Pledged as security for Wells Fargo Bank Line of Credit - $21,307.
(5) Pledged as security for loan with an investment bank -- $19,744.
(6) Bracketed amounts represent reductions to carrying value in prior years.
(7) Pledged as security for Wells Fargo Bank Term Loan - $6,120.
(8) Initial Cost represents original book value carried forward from the financial statements of the GRT Predecessor Entities.

                      GLENBOROUGH REALTY TRUST INCORPORATED
       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1996
                                 (in thousands)


Reconciliation of gross amount at which real estate was carried for the years ended December 31:


                                                1996             1995               1994
                                                ----             ----               ----
Investments in real estate:

  Balance at beginning of year             $  102,451         $   83,449         $   86,400

   Additions during year:
    Property acquisitions                      89,653             17,151                206
    Improvements                                1,572              1,851              2,464

   Retirements/sales                           (2,947)               --              (5,621)
                                           -----------         ---------         ----------

  Balance at end of year                   $  190,729         $  102,451         $   83,449
                                           ==========         ==========         ==========

Accumulated Depreciation:

  Balance at beginning of year             $   24,877         $   19,455         $   16,945

   Additions during year:
    Depreciation                                4,305              2,254              3,489
    Acquisitions                                  --               3,168                --

   Retirements/sales                             (398)               --                (979)
                                           ----------         ----------         ----------

  Balance at end of year                   $   28,784         $   24,877         $   19,455
                                           ==========         ==========         ==========

                      GLENBOROUGH REALTY TRUST INCORPORATED

         SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

                                December 31, 1996
                                 (in thousands)


           COLUMN A                 COLUMN B         COLUMN C                     COLUMN D                         COLUMN E


      Description of Loan                            Maturity                     Periodic
     and Securing Property        Interest Rate        Date                     Payment Terms                     Prior Liens
     ---------------------        -------------   --------------         --------------------------               -----------
     First Mortgage Loan              8%           2/1/97 (1)            Monthly interest only payments
       Office and research                                               Principal due upon maturity
       complex,                                                          Decreasing prepayment penalty            None
       Eatontown, NY                                                     of between $76 and $380



     First Mortgage Loan             8%-9%           6/1/01              Monthly interest and principal           None
       Industrial property,                                              payments, based on a thirty
       Los Angeles, CA                                                   year amortization


     First Mortgage Loan              11%           11/19/99             Monthly interest only payments           None

       Medical building                                                  commencing January 1, 1997
       Phoenix, AZ                                                       Principal due upon maturity





           COLUMN A               COLUMN F       COLUMN G           COLUMN H
                                                                Principal Amount
                                                                of Loans Subject
      Description of Loan           Face         Carrying         to Delinquent
     and Securing Property         Amount         Amount      Principal or Interest
     ---------------------         ------        --------     ---------------------
     First Mortgage Loan
       Office and research
       complex,                   $ 7,600       $ 6,700               None
       Eatontown, NY



     First Mortgage Loan              553           511               None
       Industrial property,
       Los Angeles, CA


     First Mortgage Loan            3,600         2,694 (2)           None
                                    -----         -----
       Medical building
       Phoenix, AZ

                                 $ 11,753       $ 9,905
                                   ======         =====


(1) Paid off on January 28, 1997
(2) The loan amount is $3,600,000, of which $2,694,000 was initially disbursed to the borrower and $906,000 was held by the Company as leasing and interest reserves.

                      GLENBOROUGH REALTY TRUST INCORPORATED

        SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

                                December 31, 1996
                                 (in thousands)


The following is a summary of changes in the carrying amount of mortgage loans for the years ended December 31, 1996, 1995 and 1994 (in thousands):


                                          1996           1995           1994
                                          ----           ----           ----
Balance at beginning of year            $  7,465      $ 19,953       $ 18,825

Additions during year:
   New mortgage loans                      2,694             7          2,122

Deductions during year:
   Loss provision                            --           (863)           --
   Collections of principal                 (254)      (11,632)          (994)
                                        --------      --------        -------

Balance at end of year                  $  9,905      $  7,465       $ 19,953
                                        ========      ========       ========

SIGNIFICANT SUBSIDIARIES

GHG and GIRC each independently qualify as a significant subsidiary, as defined in Rule 3-09 of Regulation S-X. Accordingly, the separate financial statements of GHG and GIRC have been included in the December 31, 1996 Form 10-K of the Company following the Company's Consolidated Financial Statements in Item 14.

GLENBOROUGH HOTEL GROUP

BACKGROUND

GHG was organized in the state of Nevada on September 23, 1991. GHG currently operates hotel properties owned by the Company under four separate percentage leases and manages three hotel properties owned by two partnerships whose managing general partner is Glenborough Corporation. The Company owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including Terri Garnick, an executive officer of the Company, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

GHG also owns approximately 80% of the common stock of RGI. RGI manages homeowners associations and rental pools for two beachfront resort condominium hotel properties and owns six rental units at one of the properties. GHG receives 100% of the earnings of RGI and consolidates their operations with its own.

GHG also owns 94% of the outstanding common stock of Atlantic Pacific Holdings, Ltd., the sole owner of 100% of the common stock of APAC. APAC was formed to underwrite certain insurable risks, however, it no longer underwrites any business and is expected to be liquidated in 1997. GHG accounts for its investment in APAC using the cost method due to its anticipated liquidation.

LIQUIDITY AND CAPITAL RESOURCES

GHG's primary source of funding is the cash generated by the operations of the four hotels leased from the Company and fees received for (i) managing three hotels owned by two partnerships and (ii) managing the homeowners associations and rental pools for the resort condominium hotel properties as discussed above.

The boards of directors of GHG declared and paid the following quarterly dividends for the year ending December 31, 1996:


                                        1st Quarter     2nd Quarter    3rd Quarter     4th Quarter          Total
                                        -----------     -----------    -----------     -----------      ----------
Preferred dividends to the Company       $   7,000      $   7,000        $   7,000       $   8,000      $   28,000
Additional dividends to the Company         32,000         20,000           17,000           9,000          79,000
                                         ---------      ---------        ---------       ---------      ----------
Total dividends to the Company              39,000         27,000           24,000          17,000         107,000
Dividends to others                         11,000          6,000            6,000           3,000          26,000
                                         ---------      ---------        ---------       ---------      ----------
Total dividends                          $  50,000      $  33,000        $  30,000       $  20,000      $  133,000
                                         =========      =========        =========       =========      ==========

(1) Dividends for the fourth quarter of 1996 were declared and paid in January 1997.

RESULTS OF OPERATIONS

Room revenue of $7,463,000 represents the revenue earned on the four hotels leased from the Company.

Fee revenue and salary reimbursements of $2,417,000 represents the fees earned for managing three hotels and two resort condominium hotels.

The primary expenses associated with the leased hotels are room expenses of $2,000,000, lease payments of $2,507,000, sales and marketing of $770,000 and other operating expenses of $1,036,000, including utilities, maintenance and insurance.

The only direct expenses incurred in connection with the management of the three hotels and two resort condominium hotel properties are salaries and benefits of $1,640,000.

General and administrative costs of $995,000 represent the overhead costs associated with administering the business of GHG. Such costs primarily consist of administrative salaries and benefits, rent, legal fees and accounting fees.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
GLENBOROUGH HOTEL GROUP

We have audited the accompanying consolidated balance sheet of GLENBOROUGH HOTEL GROUP as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GLENBOROUGH HOTEL GROUP as of December 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



San Francisco, California
   January 27, 1997

                             GLENBOROUGH HOTEL GROUP
                           CONSOLIDATED BALANCE SHEET
                             As of December 31, 1996
                      (in thousands, except share amounts)

ASSETS
Cash                                                                   $      461
Accounts receivable                                                           247
Investments in management contracts, net                                      430
Rental property and equipment, net of
   accumulated depreciation of $111                                           170
Investment in Atlantic Pacific Assurance Company, Limited                     755
Prepaid expenses                                                              156
Other assets                                                                   36
                                                                       ----------

     TOTAL ASSETS                                                      $    2,255
                                                                       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accrued lease expense                                               $      285
   Mortgage loan                                                               61
   Other liabilities                                                          407
                                                                       ----------

     Total liabilities                                                        753
                                                                       ----------

Stockholders' Equity:
   Common stock (1,000 shares authorized,
     issued and outstanding)                                                   20
   Non-Voting preferred stock (50 shares
     authorized, issued and outstanding)                                      --
   Additional paid-in capital                                               1,568
   Retained earnings                                                          (86)
                                                                       ----------

     Total stockholders' equity                                             1,502
                                                                       ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    2,255
                                                                       ==========








          See accompanying notes to consolidated financial statements

                             GLENBOROUGH HOTEL GROUP
                        CONSOLIDATED STATEMENT OF INCOME
                      For the year ended December 31, 1996
                                 (in thousands)

REVENUE
     Hotel revenue                                         $    7,463
     Fees and reimbursements                                    2,417
     Other revenue                                                 72
                                                           ----------

             Total revenue                                      9,952
                                                           ----------
EXPENSES
     Leased Hotel Properties:
        Room expenses                                           2,000
        Lease payments to an affiliate                          2,507
        Sales and marketing to an affiliate                       770
        Property general and administrative                       855
        Other operating expenses                                1,036

     Managed Hotel Properties:
        Salaries and benefits                                   1,640

     Other Expenses:
        General and administrative                                995
        Depreciation and amortization                              99
        Interest expense                                            6
                                                           ----------

             Total expenses                                     9,908
                                                           ----------
Income from operations before provision
     for income taxes                                              44

Provision for income taxes                                        (17)
                                                           ----------
Net income                                                 $       27
                                                           ==========




          See accompanying notes to consolidated financial statements

                             GLENBOROUGH HOTEL GROUP
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      For the year ended December 31, 1996
                          (in thousands, except shares)


                                                                                       Add -
                                        Preferred Stock         Common Stock           itional      Retained
                                                   Par                     Par         Paid-in      Earnings
                                      Shares       Value      Shares       Value       Capital     (Deficit)        Total
                                      ------       -----      ------       -----       -------     ----------       -----
BALANCE at
 December 31, 1995                        50     $   --        1,000     $    20     $   1,368     $     --     $   1,388

Additional paid-in capital               --          --          --            --          200           --           200

Dividends                                --          --          --          --            --           (113)        (113)

Net income                               --          --          --          --            --             27           27
                                     -------     -------     -------     -------     ---------     ---------    ---------

BALANCE at
 December 31, 1996                        50     $   --        1,000     $    20     $   1,568     $     (86)   $   1,502
                                     =======     =======     =======     =======     =========     ==========   =========






          See accompanying notes to consolidated financial statements

                             GLENBOROUGH HOTEL GROUP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the year ended December 31, 1996
                                 (in thousands)


Cash flows from operating activities:
   Net income                                                                                    $   27
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                                               99
         Changes in certain assets and liabilities                                                  246
                                                                                                 ------
         Net cash provided by operating activities                                                  372
                                                                                                 ------

Cash flows from investing activities:
   Additions to equipment                                                                            (7)
                                                                                                 ------
         Net cash used for investing activities                                                      (7)
                                                                                                 ------


Cash flows from financing activities:
   Capital contributions                                                                            200
   Dividends                                                                                       (113)
   Repayment of borrowings                                                                          (24)
                                                                                                 ------

         Net cash provided by financing activities                                                   63
                                                                                                 ------

   Net increase in cash                                                                             428

   Cash and cash equivalents at beginning of year                                                    33
                                                                                                 ------

   Cash and cash equivalents at end of year                                                      $  461
                                                                                                 ======

Supplemental disclosure of cash flow information:

         Cash paid for interest                                                                  $    6
                                                                                                 ======


          See accompanying notes to consolidated financial statements

                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements

                                December 31, 1996



NOTE 1.           ORGANIZATION

Glenborough Hotel Group ("GHG") was organized in the state of Nevada on September 23, 1991. GHG currently operates hotel properties owned by Glenborough Realty Trust Incorporated ("GLB") under four separate percentage leases and manages three hotel properties owned by two partnerships whose managing general partner is Glenborough Corporation. GLB owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including Terri Garnick, an executive officer of GLB, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements present the consolidated financial position of GHG and RGI as of December 31, 1996 and the consolidated results of operations and cash flows of GHG and RGI for the year ended December 31, 1996. All intercompany transactions, receivables and payables have been eliminated in the consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

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

Cash Equivalents - GHG considers short-term investments (including certificates of deposit) with a maturity of three months or less at the time of investment to be cash equivalents.

NOTE 3.           INVESTMENTS IN MANAGEMENT CONTRACTS, NET

Investments in management contracts reflects the unamortized portion of the management contracts RGI holds with the two beachfront resort condominium hotel properties for both management of the homeowners associations and the rental pool programs.

NOTE 4.           RENTAL PROPERTY

Rental property and equipment represents the six condominium hotel units owned by RGI as well as furniture and fixtures in GHG's corporate offices. The six units owned by RGI participate in a resort rental program on an "at will"

                             GLENBOROUGH HOTEL GROUP
                   Notes to Consolidated Financial Statements

                                December 31, 1996

basis, whereby there is no fixed term of participation. Such participation generated approximately $19,000 of cash flow after deductions for capital reserves for the year ended December 31, 1996.

NOTE 5.           MORTGAGE LOAN

Mortgage loan of $61,000 represents the debt secured by the six condominium hotel units owned by RGI. Such debt bears interest at 7%, payable in monthly installments of principal and interest totaling $2,304, and matures June 30, 1999.

NOTE 6.           THE PERCENTAGE LEASES

GHG is leasing the four hotels owned by GLB for a term of five years pursuant to individual percentage leases ("Percentage Leases") which provide for rent equal to the greater of the Base Rent (as defined in the lease) or a specified percentage of room revenues (the "Percentage Rent"). Each hotel is separately leased to GHG (the "lessee"). The lessee's ability to make rent payments will, to a large degree, depend on its ability to generate cash flow from the operations of the hotels. Each Percentage Lease contains the provisions described below.

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

                           HOTEL LEASE RENT PROVISIONS

                                       Percentage Rent incurred
                       Initial Annual     for the year ended              Annual Percentage
Hotel                     Base Rent        December 31, 1996                Rent Formulas
-----                  --------------  ------------------------           -----------------
Ontario, CA             $   240,000         $   192,000              24% of the first $1,575,000 of room revenue plus 40% of room revenue above $1,575,000 and 5% of other revenue

Arlington, TX           $   360,000         $   328,000              27% of the first $1,600,000 of room revenue plus 42% of room revenue above $1,600,000 and 5% of other revenue

Tucson, AZ              $   600,000        $    656,000              40% of the first $1,350,000 of room revenue plus 46% of room revenue above $1,350,000 and 5% of other revenue

San Antonio, TX         $   312,000(1)     $         0               33% of the first $1,200,000 of room revenue plus 40% of room revenue above $1,200,000 and 5% of other revenue

                             GLENBOROUGH HOTEL GROUP
                   Notes to Consolidated Financial Statements

                                December 31, 1996

(1) The San Antonio hotel was acquired in August 1996, therefore, rent incurred for the year ended December 31, 1996 was less than a full year's base rent.

Other than real estate and personal property taxes, casualty insurance, a fixed capital improvement allowance and maintenance of underground utilities and structural elements, which are the responsibility of GLB, the Percentage Leases require the lessees to pay rent, insurance, salaries, utilities and all other operating costs incurred in the operation of the Hotels.

NOTE 7.           INCOME TAXES

The 1996 provision for income taxes consists of the following (in thousands):


                                          Federal        State         Total
                                          -------        -----         -----
              Current                     $   29         $   8         $   37
              Deferred                       (16)           (4)           (20)
                                          ------         -----         ------
              Total                       $   13         $   4         $   17
                                          ======         =====         ======

The deferred tax provision results from temporary differences in the recognition of depreciation and amortization expense for tax and financial reporting purposes. As such amounts will be deductible for tax purposes in future periods, a corresponding deferred tax asset has been and is included in prepaid expenses in the accompanying balance sheet.

NOTE 8.           DECLARATION OF DIVIDENDS

The board of directors of GHG declared the following dividends:


                                      Preferred Stock      Common Stock           Total
                                      ---------------      ------------        ------------
April, 1996                           $       39,000       $     11,000        $     50,000

July, 1996                                    27,000              6,000              33,000

October, 1996                                 24,000              6,000              30,000
                                      --------------       ------------        ------------

Total paid in 1996                            90,000             23,000             113,000

January, 1997                                 17,000              3,000              20,000
                                      --------------       ------------        ------------

Total paid from 1996 earnings         $      107,000       $     26,000        $    133,000
                                      ==============       ============        ============

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholder of
Atlantic Pacific Assurance Company Limited:

We have audited the accompanying balance sheets of Atlantic Pacific Assurance Company Limited (a Bermuda company) as of December 31, 1996 and 1995, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Pacific Assurance Company Limited as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP



Hamilton, Bermuda
February 15, 1997

                   ATLANTIC PACIFIC ASSURANCE COMPANY LIMITED


                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995

                           (Expressed in U.S. Dollars)

                                                                      1996            1995
                                                                   ----------      ----------
ASSETS:
    Cash and cash equivalents                                      $  130,488      $  107,143
    Restricted time deposits                                        1,418,827       1,418,827
    Funds withheld                                                    815,704         815,819
    Accrued interest receivable                                         5,214           1,872
    Prepaid expenses                                                   12,733          10,355
                                                                   ----------      ----------
                                                                   $2,382,966      $2,354,016
                                                                   ==========      ==========
LIABILITIES:
    Reserve for outstanding losses and loss related expenses       $   99,222      $  102,859
    Losses and loss related expenses payable                           20,850          17,982
    Accounts payable and accrued liabilities                           13,359          14,122
                                                                   ----------      ----------
                                                                      133,431         134,963
                                                                   ----------      ----------
SHAREHOLDER'S EQUITY:
    Share capital-
       Authorized, issued and fully paid-
          1,000,000 common shares with a par value of $1 each       1,000,000       1,000,000
    Additional paid in capital                                        154,570         154,570
    Retained earnings                                               1,094,965       1,064,483
                                                                   ----------      ----------
                                                                    2,249,535       2,219,053
                                                                   ----------      ----------
                                                                   $2,382,966      $2,354,016
                                                                   ==========      ==========

      The accompanying notes are an integral part of these balance sheets.

                   ATLANTIC PACIFIC ASSURANCE COMPANY LIMITED


                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                           (Expressed in U.S. Dollars)

                                                    1996                1995
                                                 -----------        -----------
OPERATING EXPENSE-
    Letter of credit charges                     $    (4,815)       $   (10,971)
INVESTMENT INCOME                                     78,701             97,064
GENERAL AND ADMINISTRATIVE EXPENSES                  (43,404)           (44,844)
                                                 -----------        -----------
NET INCOME                                            30,482             41,249
RETAINED EARNINGS, beginning of year               1,064,483          1,023,234
                                                 -----------        -----------
RETAINED EARNINGS, end of year                   $ 1,094,965        $ 1,064,483
                                                 ===========        ===========

        The accompanying notes are an integral part of these statements.

                   ATLANTIC PACIFIC ASSURANCE COMPANY LIMITED


                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                           (Expressed in U.S. Dollars)

                                                                         1996            1995
                                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Losses and loss related expenses paid                              $    (654)      $(320,444)
    Operating expenses paid                                               (4,815)        (10,971)
    Investment income received                                            75,359         100,722
    General and administrative expenses paid                             (46,545)        (47,900)
                                                                       ---------       ---------
              Net cash provided by (used in) operating activities         23,345        (278,593)
                                                                       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITY-
    Decrease in restricted time deposits                                      --         320,443
                                                                       ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 23,345          41,850
CASH AND CASH EQUIVALENTS, beginning of year                             107,143          65,293
                                                                       ---------       ---------
CASH AND CASH EQUIVALENTS, end of year                                 $ 130,488       $ 107,143
                                                                       =========       =========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
    (USED IN) OPERATING ACTIVITIES:
    Net income                                                         $  30,482       $  41,249
    Add (deduct) net changes in assets and liabilities:
       Funds withheld                                                        115              --
       Accrued interest receivable                                        (3,342)          3,658
       Prepaid expenses                                                   (2,378)         (7,153)
       Reserve for outstanding losses and loss related expenses           (3,637)        (29,505)
       Losses and loss related expenses payable                            2,868        (290,939)
       Accounts payable and accrued liabilities                             (763)          4,097
                                                                       ---------       ---------
              Net cash provided by (used in) operating activities      $  23,345       $(278,593)
                                                                       =========       =========

        The accompanying notes are an integral part of these statements.

                   ATLANTIC PACIFIC ASSURANCE COMPANY LIMITED


                          NOTES TO FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1996 AND 1995

                           (Expressed in U.S. Dollars)

NOTE 1.  INSURANCE BUSINESS

Atlantic Pacific Assurance Company Limited (the Company) was incorporated in Bermuda on November 3, 1987 and is a wholly owned subsidiary of Atlantic Pacific Holdings Limited (the Parent), which is incorporated in Bermuda.

The Parent was formerly owned by Equitec partnerships and the Company insured the risks of those partnerships. During 1994 and 1995, limited partnerships which were affiliated with Glenborough Realty Corporation acquired a majority of ownership in the Parent. On December 31, 1995, a majority of the Glenborough Realty Corporation limited partnerships were consolidated into a Real Estate Investment Trust (REIT). The REIT subsequently transferred its ownership in the Parent to Glenborough Hotel Group, a Nevada corporation of which the REIT owns 100% of the non-voting preferred stock.

The Company insured or assumed liability of the owners up to limits of $100,000 per occurrence for various automobile, general liability, and property exposure which covered physical loss or damage to all real and personal property; and up to $500,000 per occurrence for workers' compensation exposures. All policies under the program expired April 30, 1990, and none have been renewed.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant accounting policies are summarized as follows:

a)   Cash and cash equivalents

     Cash and cash equivalents include amounts held in banks and time deposits having maturities within three months of the date of purchase by the Company. The carrying value of cash and cash equivalents approximates fair value because of the short maturity of these investments. As of December 31, 1996, all of the Company's cash and cash equivalents are on deposit with one financial institution.

b)   Reserve for outstanding losses and loss related expenses

     The reserve for outstanding losses and loss related expenses and the related provision for losses and loss related expenses includes estimates for losses pending settlement. Generally accepted accounting principles require that the reserve for outstanding losses and loss related expenses be recorded at the ultimate cost of settling losses, using past experience adjusted for current trends and any other factors that would modify past experience. The reserve for outstanding losses and loss related expenses are based on a May, 1991 independent actuarial study using industry reporting statistics. No new losses were reported during 1996 and 1995.

     Although management believes that the amounts recorded are adequate, there can be no assurance that the ultimate settlement of losses will not vary significantly from the reserves provided. Future adjustments to the estimates recorded as of December 31, 1996, resulting from the continual review process and differences between estimates and ultimate settlements, will be reflected in the statements of income of future years when such adjustments become known.

c)   Investment income

     Interest income is accrued to the balance sheet date.

NOTE 3.  LETTERS OF CREDIT

As of December 31, 1996, the Company has outstanding letters of credit of approximately $1,419,000 (1995 - $1,419,000) to secure the future payment of losses. Time deposits of a similar amount have been pledged to secure these letters of credit.

NOTE 4.  RESERVE FOR OUTSTANDING LOSSES AND LOSS RELATED EXPENSES

As the Company has not renewed any policies since 1990, all activity in the reserve for outstanding losses and loss related expenses relates to years prior to and including 1990. There was no additional development on prior year claims in 1996 and 1995. Losses paid in 1996 were $654 (1995 - $320,444). No additional premiums are due as a result of the prior year effects.

NOTE 5.  STATUTORY CAPITAL AND SURPLUS

The Company is registered under The Bermuda Insurance Act 1978 and Related Regulations (the Act) and is obliged to comply with various provisions of the Act regarding solvency and liquidity. These provisions have been met and the required minimum statutory capital and surplus as of December 31, 1996 is approximately $120,000 (1995 - $120,000). The Company's actual statutory capital and surplus as of that date is approximately $2,206,000 (1995 - $2,209,000) and accordingly, all retained earnings are available for distribution to the shareholder.

NOTE 6.  TAXES

At the present time, no income, profit, capital or capital gain taxes are levied in Bermuda and, accordingly, no provision for such taxes has been recorded by the Company. In the event that such taxes are levied, the Company has received an undertaking from the Bermuda Government exempting it from all such taxes until March 28, 2016.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
GLENBOROUGH INLAND REALTY CORPORATION

We have audited the accompanying balance sheet of GLENBOROUGH INLAND REALTY CORPORATION as of December 31, 1996, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLENBOROUGH INLAND REALTY CORPORATION as of December 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


San Francisco, California
   January 27, 1997

                      GLENBOROUGH INLAND REALTY CORPORATION
                                  BALANCE SHEET
                             As of December 31, 1996
                      (in thousands, except share amounts)

ASSETS
Cash and cash equivalents                                               $    73
Note receivable                                                              80
Investments in management contracts, net                                  5,738
Prepaid expenses                                                            236
Deposits                                                                    250
Other assets                                                                115
                                                                        -------
     TOTAL ASSETS                                                       $ 6,492
                                                                        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Line of credit                                                       $ 2,383
   Other liabilities                                                        222
                                                                        -------
     Total liabilities                                                    2,605
                                                                        -------
Stockholders' Equity
   Common stock (1,000 shares authorized,
     issued and outstanding)                                                 20
   Non-voting preferred stock (19,000 shares
     authorized, issued and outstanding)                                     --
   Additional paid-in capital                                             4,014
   Retained earnings (deficit)                                             (147)
                                                                        -------
     Total stockholders' equity                                           3,887
                                                                        -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 6,492
                                                                        =======

        The accompanying notes are an integral part of these statements.

                      GLENBOROUGH INLAND REALTY CORPORATION
                               STATEMENT OF INCOME
                      For the year ended December 31, 1996
                                 (in thousands)

REVENUE
     Fees and reimbursements                                            $ 5,836
     Other revenue                                                           20
                                                                        -------
          Total revenue                                                   5,856
                                                                        -------
EXPENSES
        General and administrative                                        3,113
        Depreciation and amortization                                       717
        Interest expense                                                    151
                                                                        -------
          Total expenses                                                  3,981
                                                                        -------
Income from operations before provision
     for income taxes                                                     1,875
Provision for income taxes                                                 (750)
                                                                        -------
Net income                                                              $ 1,125
                                                                        =======

        The accompanying notes are an integral part of these statements.

                      GLENBOROUGH INLAND REALTY CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      For the year ended December 31, 1996
                          (in thousands, except shares)

                         Preferred Stock          Common Stock          Additional   Retained
                                     Par                     Par         Paid-in     Earnings
                        Shares      Value      Shares        Value       Capital     (Deficit)       Total
                        -------     -----      -------      -------      -------      -------       -------
BALANCE at
 December 31, 1995       19,000      $ --           --      $    --      $ 3,919      $    --       $ 3,919

Additional paid-in
    capital                  --        --        1,000           20           95           --           115

Dividends                    --        --           --           --           --       (1,272)       (1,272)

Net income                   --        --           --           --           --        1,125         1,125
                        -------      ----      -------      -------      -------      -------       -------

BALANCE at
 December 31, 1996       19,000      $ --        1,000      $    20      $ 4,014      $  (147)      $ 3,887
                        =======      ====      =======      =======      =======      =======       =======

        The accompanying notes are an integral part of these statements.

                      GLENBOROUGH INLAND REALTY CORPORATION
                             STATEMENT OF CASH FLOWS
                      For the year ended December 31, 1996
                                 (in thousands)

Cash flows from operating activities:
   Net income                                                           $ 1,125
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                      717
         Changes in certain assets and liabilities                         (378)
                                                                        -------
         Net cash provided by operating activities                        1,464
                                                                        -------

Cash flows from investing activities:
   Increase in note receivable                                              (80)
                                                                        -------
         Net cash used for investing activities                             (80)
                                                                        -------


Cash flows from financing activities:
   Capital contributions                                                    115
   Dividends                                                             (1,272)
   Proceeds from borrowings                                                 620
   Repayment of borrowings                                                 (774)
                                                                        -------

         Net cash used for financing activities                          (1,311)
                                                                        -------

   Net increase in cash                                                      73

   Cash and cash equivalents at beginning of year                            --
                                                                        -------

   Cash and cash equivalents at end of year                             $    73
                                                                        =======

Supplemental disclosure of cash flow information:

         Cash paid for interest                                         $   151
                                                                        =======

        The accompanying notes are an integral part of these statements.

                      GLENBOROUGH INLAND REALTY CORPORATION

                          Notes to Financial Statements

                                December 31, 1996

NOTE 1. ORGANIZATION

Glenborough Inland Realty Corporation ("GIRC") was organized in the State of California on January 1, 1995. GIRC provides management services for certain partnerships sponsored by Rancon Financial Corporation ("RFC"), an unaffiliated corporation. These services include asset management, property development, Securities and Exchange Commission reporting, accounting, investor relations and property management services, and may in the future also include general partner services.

GLB owns 100% of the 19,000 shares of non-voting preferred stock of GIRC, and three individuals, including Frank Austin, an executive officer of GLB, each own 33 1/3% of the 1,000 shares of voting common stock of GIRC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements present the financial position of GIRC as of December 31, 1996 and the results of operations and cash flows of GIRC for the year ended December 31, 1996.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

Investments in Management Contracts - Investments in management contracts are recorded at cost and are amortized on a straight-line basis over the term of the contracts.

Cash Equivalents - GIRC considers short-term investments (including certificates of deposit) with a maturity of three months or less at the time of investment to be cash equivalents.

Income Taxes - Provision for income taxes in based on financial accounting income.

NOTE 3. INVESTMENTS IN MANAGEMENT CONTRACTS

Investments in management contracts reflects the unamortized portion of the management contracts GIRC holds with RFC for management of certain partnerships. The contracts are being amortized on a straight-line basis over ten years.

NOTE 4. NOTE RECEIVABLE

The note receivable of $80,000 represents a loan made by GIRC to Green Meadows Partners, Ltd., an affiliate of Glenborough Corporation. The note bears interest at the rate of eight percent (8%) per annum with a maturity date of August 22, 1997. All payments on this note are deferred until maturity.

NOTE 5. LINE OF CREDIT

The line of credit of $2,383,000 represents debt with a bank which has availability up to $2,700,000. Such debt bears interest at the variable rate of Prime or LIBOR plus 2.75% (8.25% at December 31, 1996). The debt requires monthly interest only payments and has a maturity date of December 31, 1998. The line of credit is secured by the Management, Administration and Consulting Agreement for the RFC partnerships.

NOTE 6.   INCOME TAXES

The 1996 provision for income taxes consists of the following (in thousands):

                                      Federal           State             Total
Current                               $ 730             $ 200             $ 930
Deferred                               (141)              (39)             (180)
                                      -----             -----             -----
Total                                 $ 589             $ 161             $ 750
                                      =====             =====             =====

The deferred tax provision results from a temporary difference in the recognition of amortization expense for tax and financial reporting purposes. The investments in management contracts are being amortized on a straight-line basis over 10 years for financial reporting purposes and 15 years for tax purposes. As such items will be deductible for tax purposes in future periods, the corresponding deferred tax asset has been recorded and is included in prepaid expenses in the accompanying balance sheet.

NOTE 7. DECLARATION OF DIVIDENDS

The board of directors of GIRC declared the following dividends:

                                      Preferred        Common
                                         Stock          Stock           Total
                                      ----------      ----------      ----------
April, 1996                           $  485,000      $   25,000      $  510,000
July, 1996                               321,000          17,000         338,000
October, 1996                            403,000          21,000         424,000
                                      ----------      ----------      ----------
Total paid in 1996                     1,209,000          63,000       1,272,000
January, 1997                            403,000          21,000         424,000
                                      ----------      ----------      ----------
Total paid from 1996 earnings         $1,612,000      $   84,000      $1,696,000
                                      ==========      ==========      ==========

                                   SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      GLENBOROUGH REALTY TRUST INCORPORATED


                                      By: Glenborough Realty Trust Incorporated,


      Date:  March 5, 1997              /s/ Robert Batinovich
                                        ---------------------
                                        Robert Batinovich
                                        Chairman of the Board,
                                        President and Chief Executive Officer


      Date:  March 5, 1997              /s/ Andrew Batinovich
                                        ---------------------
                                        Andrew Batinovich
                                        Director, Executive Vice President,
                                        Chief Operating Officer
                                        and Chief Financial Officer
                                        (Principal Financial Officer)


      Date:  March 5, 1997              /s/ Terri Garnick
                                        ------------------
                                        Terri Garnick
                                        Senior Vice President,
                                        Chief Accounting Officer,
                                        Treasurer
                                        (Principal Accounting Officer)


      Date:  March 5, 1997              /s/ Laura Wallace
                                        -----------------
                                        Laura Wallace
                                        Director

                                  EXHIBIT INDEX

Exhibit
Number                Exhibit Title
-------               ----------------------------------------------------------
2.01                  Articles and Plan of Merger dated December 28, 1995, by
                      and among the Company and the Partnerships. (3)

2.02 Articles and Plan of Merger dated December 28, 1995, by and among the Company and Glenborough Corporation. (3)

3.01 Articles of Amendment and Restatement of Incorporation of Glenborough Realty Trust Incorporated. (1)

3.02                  Bylaws of Glenborough Realty Trust Incorporated. (1)

3.10 Second Amended and Restated Agreement of Limited Partnership of Glenborough Properties, L.P. (5)

4.02                  Form of Common Stock Certificate of the Company. (1)

10.01 First Amended and Restated Agreement of Limited Partnership of Glenborough Properties, L.P. (4)

10.02 Form of Indemnification Agreement for existing Officers and Directors of Glenborough Realty Trust Incorporated.
                      (1)

10.04*                Form of 1996 Employee Stock Incentive Plan. (4)

10.05*                Form of 1995 Non-Employee and Director Stock Incentive
                      Plan. (1)

10.06 Lease Agreements between Glenborough Properties, L.P. and Glenborough Hotel Group for Country Suites-Tucson, Country Suites-Ontario and Country Suites- Arlington. (2)

10.07* Employment Agreement between Glenborough Realty Trust Incorporated and Robert Batinovich. (2)

10.08* Employment Agreement between Glenborough Realty Trust Incorporated and Andrew Batinovich. (2)

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

10.19* Employment Agreement between Glenborough Realty Corporation and Robert Batinovich. (2)

10.20* Employment Agreement between Glenborough Realty Corporation and Andrew Batinovich. (2)

10.21* Employment Agreement between Glenborough Inland Realty Corporation and Robert Batinovich. (2)

Exhibit
Number                         Exhibit Title
-------                        -------------------------------------------------
10.22* Employment Agreement between Glenborough Inland Realty Corporation and Andrew Batinovich. (2)

10.23* Employment Agreement between Glenborough Hotel Group and Andrew Batinovich. (2)

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

10.26 Form of Indemnification Agreement for Existing Officers and Directors of Glenborough Inland Realty Corporation.
                      (1)

10.27 Registration Agreement between Glenborough Realty Trust Incorporated and GPA, Ltd. (2)

10.28                 Lock Up Agreements. (2)

10.29 Subscription Agreement between Glenborough Properties, L.P. and GPA, Ltd. (2)

10.30 Form of Agreement for Purchase and Sale of Real Estate to be entered into by and between Glenborough Realty Trust Incorporated and Outlook Income Fund 9. (1)

10.31 Indemnification Agreement for Glenborough Realty Corporation and Glenborough Realty Trust Incorporated, with Robert Batinovich as indemnitor. (2)

10.32 Amendment to First Amended and Restated Agreement of Limited Partnership of Glenborough Properties, L.P. (6)

10.33 Agreement for contribution of Partnership Interests for the University Club Tower Property. (7)

10.34 Credit agreement with Wells Fargo Bank N.A. related to the $50,000,000 secured revolving line of credit. (8)

10.35 Credit agreement with Wells Fargo Bank N.A. related to the $6,120,000 2-year secured term loan. (9)

10.36 Purchase Agreement related to the acquisition of Carlsberg Plaza, one of the Carlsberg Properties. (10)

10.37 Purchase Agreement related to the acquisition of Dallidet Professional Center, one of the Carlsberg Properties. (11)

10.38 Purchase Agreement related to the acquisition of Hillcrest Office Building, one of the Carlsberg Properties. (12)

10.39 Purchase Agreement related to the acquisition of Tradewinds Office Building, one of the Carlsberg Properties. (13)

10.40 Purchase Agreement related to the acquisition of Sonora Plaza, one of the Carlsberg Properties. (14)

10.41 Loan Agreement between Glenborough Properties, L.P. and Carlsberg Properties, Ltd. for the $3,600,000 Grunow mortgage loan receivable. (15)

10.42 Option Agreement between Glenborough Properties, L.P. and Carlsberg Properties, Ltd. for the Grunow Medical Building. (16)

Exhibit
Number                Exhibit Title
-------               ----------------------------------------------------------
10.43                 Contribution Agreement related to the acquisition of the
                      TRP Properties. (17)

10.44 Agreement for Contribution of Partnership Interests related to the acquisition of the Bond Street Property.
                      (18)

10.45 Second Amendment to First Amended and Restated Agreement of Limited Partnership of Glenborough Properties, L.P.
                      (19)

10.46 Second Amendment to Agreement of Limited Partnership of GPA Bond, a California Limited Partnership. (20)

10.47 Lease Agreement between Glenborough Properties, L.P. and Glenborough Hotel Group for Country Suites - San Antonio.
                      (21)

10.48 Purchase Agreement related to the purchase of the Scottsdale Hotel.

10.49 The First Amendment to the Agreement of Purchase of Sale related to the purchase of the Scottsdale Hotel.

23.1 Consent of Arthur Andersen LLP, independent public accountants.

27.1                  Financial Data Schedule

*        Indicates management contract or compensatory plan or arrangement.


(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to the identically numbered exhibits to the Company's Current Report on Form 8-K which was filed on January 16, 1996.

(4) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-11 (Registration No. 333-09411), which was filed on August 1, 1996.

(5) Incorporated by reference to the identically numbered exhibit to the Company's Current Report on Form 8-K which was filed on November 1, 1996.

(6) Incorporated by reference to Exhibit 10.02 to the Company's Registration Statement on Form S-11 (Registration No. 333-09411), which was filed on August 1, 1996.

(7) Incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-11 (Registration No. 333-09411), which was filed on August 1, 1996.

(8) Incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-11 (Registration No. 333-09411), which was filed on August 1, 1996.

(9) Incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-11 (Registration No. 333-09411), which was filed on August 1, 1996.

(10) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K which was filed on November 1, 1996.

(11) Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K which was filed on November 1, 1996.

(12) Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K which was filed on November 1, 1996.

(13) Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K which was filed on November 1, 1996.

(14) Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K which was filed on November 1, 1996.

(15) Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K which was filed on November 1, 1996.

(16) Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K which was filed on November 1, 1996.

(17) Incorporated by reference to Exhibit 99. to the Company's Current Report on Form 8-K filed on December 30, 1996.

(18) Incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10Q/A for the quarter ended September 30, 1996.

(19) Incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10Q/A for the quarter ended September 30, 1996.

(20) Incorporated by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10Q/A for the quarter ended September 30, 1996.

(21) Incorporated by reference to Exhibit 10.04 to the Company's Quarterly Report on Form 10Q/A for the quarter ended September 30, 1996.