Form 10-Q
period 1997-03-31
GLENBOROUGH REALTY TRUST INC
filed 1997-05-15
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 15, 1997, 13,194,692 shares of Common Stock ($.001 par value) were outstanding.

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED

                                                                        Page No.
PART I      FINANCIAL INFORMATION

Item 1.     Consolidated  Financial Statements of Glenborough
            Realty Trust Incorporated (Unaudited except for the
            Consolidated Balance Sheet at December 31, 1996):

               Consolidated Balance Sheets at March 31, 1997 and
               December 31, 1996                                               4

               Consolidated Statements of Operations for the three months
               ended March 31, 1997 and 1996                                   5

               Consolidated Statements of Stockholders' Equity for the
               three months ended March 31, 1997 and 1996                      6

               Consolidated Statements of Cash Flows for the three months
               ended March 31, 1997 and 1996                                 7-8

               Notes to Consolidated Financial Statements                   9-16

            Consolidated Financial Statements of Glenborough Hotel Group (Unaudited):


               Consolidated Balance Sheets at March 31, 1997 and 1996         17

               Consolidated Statements of Income for the three months
               ended March 31, 1997 and 1996                                  18

               Consolidated Statements of Stockholders' Equity for the
               three months ended March 31, 1997 and 1996                     19

               Consolidated Statements of Cash Flows for the three months
               ended March 31, 1997 and 1996                                  20

               Notes to Consolidated Financial Statements                  21-23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

               Glenborough Realty Trust Incorporated                       24-28

               Glenborough Hotel Group                                     29-30

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                              31-32

Item 6.     Exhibits and Reports on Form 8-K                                  33

SIGNATURES                                                                    34

EXHIBIT INDEX                                                                 35

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                                        GLENBOROUGH REALTY TRUST INCORPORATED
                                             CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share amounts)


                                                                               March 31,           December 31,
                                                                                 1997                  1996
                                                                             (Unaudited)            (Audited)
                                                                            --------------         -------------
ASSETS
     Rental property, net of accumulated depreciation of
       $30,251 and $28,784 in 1997 and 1996, respectively                   $    173,316           $    161,945
     Investments in Associated Companies and Glenborough
       Partners                                                                    6,864                  7,350
     Investment in management contract, net                                          289                    322
     Mortgage loans receivable, net of provision for loss of
       $863 in 1996                                                                3,454                  9,905
     Cash and cash equivalents                                                    42,603                  1,355
     Other assets                                                                  7,916                  4,643
                                                                            -------------          -------------

         TOTAL ASSETS                                                       $    234,442           $    185,520
                                                                            =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgage loans                                                         $     59,007           $     54,584
     Secured bank line                                                                 -                 21,307
     Other liabilities                                                             3,353                  3,198
                                                                            -------------          -------------
       Total liabilities                                                          62,360                 79,089
                                                                            -------------          -------------

Minority interest                                                                  8,856                  8,831

Stockholders' Equity:
     Common stock, 13,161,553 and 9,661,553 shares issued
       and outstanding at March 31, 1997, and
       December 31, 1996, respectively                                                13                     10
     Additional paid-in capital                                                  172,257                105,952
     Deferred compensation                                                          (352)                  (399)
     Retained earnings (deficit)                                                  (8,692)                (7,963)
                                                                            -------------          -------------
       Total stockholders' equity                                                163,226                 97,600
                                                                            -------------          -------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                        $    234,442           $    185,520
                                                                            =============          =============

          See accompanying notes to consolidated financial statements


                                       GLENBOROUGH REALTY TRUST INCORPORATED
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 For the three months ended March 31, 1997 and 1996
                                      (in thousands, except per share amounts)
                                                    (Unaudited)

                                                                                1997                        1996
                                                                           --------------              -------------
REVENUE
     Rental revenue                                                        $       7,907               $      3,589
     Fees and reimbursements from affiliate                                          187                         66
     Interest and other income                                                       344                        191
     Equity in earnings of Associated Companies                                      145                        425
     Gain on collection of mortgage loan receivable                                  154                          -
                                                                           -------------               ------------
       Total revenue                                                               8,737                      4,271
                                                                           -------------               ------------

EXPENSES
     Property operating expenses                                                   2,382                      1,017
     General and administrative                                                      651                        281
     Depreciation and amortization                                                 1,537                        897
     Interest expense                                                              1,573                        722
     Consolidation costs                                                               -                      6,082
     Litigation costs                                                                  -                      1,155
                                                                           --------------             -------------
       Total expenses                                                              6,143                     10,154
                                                                           -------------              -------------

Income (loss) from operations before minority interest                             2,594                     (5,883)

Minority interest                                                                   (231)                      (101)
                                                                           -------------              -------------
Net income (loss)                                                          $       2,363               $     (5,984)
                                                                           =============              =============
Primary earnings per share                                                 $        0.23               $      (1.04)
                                                                           =============              =============
Primary weighted average shares outstanding                                   10,256,129                  5,753,709
                                                                           =============              =============

          See accompanying notes to consolidated financial statements


                                               GLENBOROUGH REALTY TRUST INCORPORATED
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         For the three months ended March 31, 1997 and 1996
                                                           (in thousands)
                                                            (Unaudited)




                                                    Common Stock           Additional       Deferred       Retained
                                                               Par           Paid-in         Compen-       Earnings
                                                 Shares       Value          Capital         sation        (Deficit)       Total
                                              ------------- ------------- -------------- -------------- ------------- ------------

Balance at December 31, 1996                       9,662   $       10   $    105,952     $     (399)   $   (7,963)   $    97,600

Issuance of common stock, net of offering
    costs of $4,567                                3,500            3         66,305              -             -         66,308

Amortization of deferred compensation                  -            -              -             47             -             47

Distributions                                          -            -              -              -        (3,092)        (3,092)

Net income                                             -            -              -              -         2,363          2,363
                                              -----------------------------------------------------------------------------------

Balance at March 31, 1997                         13,162   $       13   $    172,257     $     (352)   $   (8,692)   $   163,226
                                              ===================================================================================



                                                    Common Stock          Additional      Deferred        Retained
                                                               Par         Paid-in         Compen-        Earnings
                                                 Shares       Value        Capital         sation         (Deficit)       Total
                                              -----------------------------------------------------------------------------------

Balance at December 31, 1995                       5,754   $        6   $     55,622   $          -    $    (7,963) $    55,628

Net loss                                               -            -              -              -         (5,984)      (5,984)
                                              -----------------------------------------------------------------------------------

Balance at March 31, 1996                          5,754   $        6   $     55,622   $          -    $    (5,984) $    49,644
                                              ===================================================================================

          See accompanying notes to consolidated financial statements


                                       GLENBOROUGH REALTY TRUST INCORPORATED
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the three months ended March 31, 1997 and 1996
                                                   (in thousands)
                                                    (Unaudited)


                                                                            1997                         1996
                                                                       --------------              --------------
Cash flows from operating activities:
     Net income (loss)                                                 $        2,363              $       (5,984)
     Adjustments to reconcile net income (loss)
       to net cash provided by (used for) operating
       activities:
         Depreciation and amortization                                          1,537                         897
         Amortization of loan fees, included in
           interest expense                                                        64                          36
         Minority interest in income from operations                              231                         101
         Equity in earnings of Associated
           Companies                                                             (145)                       (425)
         Gain on collection of mortgage loan receivable                          (154)                          -
         Amortization of deferred compensation                                     47                           -
         Consolidation costs                                                        -                       6,082
         Litigation costs                                                           -                       1,155
         Changes in certain assets and liabilities, net                        (3,219)                     (2,169)
                                                                       --------------             ---------------

           Net cash provided by (used for) operating
                activities                                                        724                        (307)
                                                                       --------------             ---------------

Cash flows from investing activities:
     Additions to rental property                                              (8,226)                        (27)
     Additions to mortgage loans receivable                                      (250)                          -
     Principal receipts on mortgage loans receivable                            6,855                          14
     Investments in Associated Companies                                            -                        (389)
     Distributions from Associated Companies and
         Glenborough Partners                                                     631                           -
                                                                       --------------             ---------------

           Net cash used for investing activities                                (990)                       (402)
                                                                       --------------             ---------------








                                                     continued

                            See accompanying notes to consolidated financial statements


                                       GLENBOROUGH REALTY TRUST INCORPORATED
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS -continued
                                 For the three months ended March 31, 1997 and 1996
                                                   (in thousands)
                                                    (Unaudited)


                                                                            1997                       1996
                                                                       -------------             --------------
Cash flows from financing activities:
     Proceeds from borrowings                                          $      10,700              $           -
     Repayment of borrowings                                                 (32,196)                       (69)
     Payment of investor notes                                                     -                     (2,483)
     Distributions to minority interest holders                                 (206)                         -
     Distributions                                                            (3,092)                         -
     Proceeds from issuance of stock, net of offering costs
                                                                              66,308                          -
                                                                       -------------             --------------

         Net cash provided by (used for) financing
           activities                                                         41,514                     (2,552)
                                                                       -------------             --------------

Net increase (decrease) in cash and cash equivalents                          41,248                     (3,261)

Cash and cash equivalents at beginning of period                               1,355                      4,587
                                                                       -------------             --------------

Cash and cash equivalents at end of period                             $      42,603              $       1,326
                                                                       =============             ==============

Supplemental disclosure of cash flow information:

     Cash paid for interest                                            $       1,467              $         509
                                                                       =============             ==============

Supplemental disclosure of Non-Cash Investing and Financing
     Activities:

     Acquisition of real estate through assumption of first
         trust deed note payable                                       $       4,612              $           -
                                                                       =============             ==============

                            See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 1997


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

Subsequent to the Consolidation on December 31, 1995, and through March 31, 1997, the following Common Stock transactions occurred: (i) 35,000 shares of Common Stock were issued to officers and directors as stock compensation; (ii) 3,666,000 shares were issued in a public equity offering in October 1996; (iii) 206,844 shares were issued in connection with the acquisition of the TRP and Carlsberg Properties; and (iv) 3,500,000 shares were issued in a public equity offering in March 1997, resulting in total shares of Common Stock issued and outstanding at March 31, 1997, of 13,161,553. In addition, fully converted shares issued and outstanding (including 644,120 Operating Partnership Units) totaled 13,805,673 at March 31, 1997.

To maintain the Company's qualification as a REIT, no more than 50% in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company's Articles of Incorporation provides for certain restrictions on the transfer of the Common Stock to prevent further concentration of stock ownership.

The Company, through several subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a 93.32% limited partner interest, is Glenborough Properties, L.P. (the "Operating Partnership"). As of March 31, 1997, the Operating Partnership, directly and through various subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 55 real estate projects and 2 mortgage loans receivable.

The Company also holds 100% of the non-voting preferred stock of the following three Associated Companies (the "Associated Companies"):

     Glenborough Corporation (formerly known as Glenborough Realty Corporation) ("GC") is the general partner of eight partnerships and provides asset and property management services for these eight partnerships (the "Controlled Partnerships"). It also provides property management services for a limited portfolio of property owned by unaffiliated third parties.

     Glenborough Inland Realty Corporation ("GIRC") provides partnership administration, asset management, property management and development services under a long term contract to an additional group of unaffiliated partnerships which include six public partnerships.

     Glenborough Hotel Group ("GHG") leases the five Country Suites By Carlson hotels owned by the Company and operates them for its own account. It also operates two Country Suites By Carlson hotels owned by the Controlled Partnerships, and two resort condominium hotels.

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis  of  Presentation
The accompanying financial statements present the consolidated financial position of the Company as of March 31, 1997, and December 31, 1996, and the consolidated results of operations and cash flows of the Company for the three months ended March 31, 1997 and 1996. All intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of March 31, 1997, and for the period then ended.

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

Investments  in Real Estate
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Company adopted SFAS 121 in the fourth quarter of 1995. SFAS 121 requires that an evaluation of an individual property for possible impairment be performed whenever events or changes in circumstances indicate that an impairment may have occurred. There was no impact from the initial adoption of SFAS 121.

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

The useful lives are as follows:

         Buildings and Improvements               10 to 40 years
         Tenant Improvements                      Term of the related lease
         Furniture and Equipment                  5 to 7 years

Investments in Associated Companies
The Company's investments in the Associated Companies are accounted for using the equity method, as discussed further in Note 4.

Investment in Management Contract
Investment in management contract is recorded at cost and is amortized on a straight-line basis over the term of the contract.

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

Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and short-term investments with financial institutions. The carrying amount of cash and cash equivalents as well as the mortgage notes receivable described above, approximates fair value.

Deferred Financing and Other Fees
Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related notes payable or leases and are included in other assets.

Minority Interest
Minority interest represents the 5.68% limited partner interests in the Operating Partnership not held by the Company.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the leases.

For the three months ended March 31, 1997, no tenants represented 10% or more of rental revenue of the Company.

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

Income Taxes
The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to Federal income tax to the extent that it distributes at least 95% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

Earnings Per Share
In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share." SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997, and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Company's results of operations for the quarters ended March 31, 1997 and 1996, the Company's basic earnings per share would not have been materially different than amounts already reported.

Reference to 1996 Audited Financial Statements
These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1996 audited financial statements.

Note 3.      RENTAL PROPERTY

In February 1997, the Company acquired a 163-suite hotel Property (the "Scottsdale Hotel"), which began operations in January 1996 and is located in Scottsdale, Arizona. The total acquisition cost, including capitalized costs, was approximately $12.1 million, which consisted of approximately $4.6 million of mortgage debt assumed, and the balance in cash. The cash portion was financed through advances under the Company's Line of Credit. As with four of the Company's other hotel Properties, the Scottsdale Hotel is marketed as a Country Suites by Carlson.

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

The Company's investment in Glenborough Partners ("GP") is accounted for using the cost method as the Company holds only a 3.97% limited partner interest.

As of March 31, 1997, the Company had the following investments in the Associated Companies and GP (in thousands):

                                              GC           GIRC            GHG          GP         Total
                                           ------          -----          -----        ----        -----
Investment at December 31, 1996         $   1,386      $   3,875      $   1,504   $     585    $   7,350

Distributions                                (200)          (403)           (16)        (12)        (631)

Equity in earnings (loss)                    (111)           120            136           -          145
                                           ------          -----          -----        ----        -----
Investment at March 31, 1997            $   1,075      $   3,592      $   1,624   $     573    $   6,864
                                           ======          =====          =====        ====        =====

Note 5.      INVESTMENT IN MANAGEMENT CONTRACT, NET

Investment in management contract included in the Company's balance sheet as of March 31, 1997, represents the unamortized portion of the asset management agreement for the Glenborough Institutional Fund I partnership. The contract is being amortized on a straight-line basis over eleven years.

Note 6.      MORTGAGE LOANS RECEIVABLE

The Company held a first mortgage loan with a principal balance of $7,563,000 and a carrying value of $6,700,000 at December 31, 1996, secured by an office and research complex in Eatontown, New Jersey. The loan had an original maturity date of November 1, 1996 with interest only payable monthly at the fixed rate of eight percent (8%) per annum. In 1995, due to the uncertainty surrounding the borrower's ability to payoff the note receivable upon its November 1996 maturity, the Company recorded a $863,000 loss provision on this mortgage loan receivable to reduce its carrying value to the estimated fair value of the underlying property. The terms of the note were renegotiated in December 1996 with the maturity date extended to February 1, 1997. The interest rate continued at 8% per annum. The borrower had the right to payoff the loan at a discount between January 10 and January 31, 1997. The discounted payoff was i) $6,863,000 in cash and ii) a note for $500,000 payable over a term of twelve years at six percent (6%) interest amortized over twenty-five years. On January 28, 1997, the borrower paid off the note at the above discounted terms, resulting in a gain to the Company of $154,000 ($163,000 net of $9,000 in legal costs) which has been recognized in the Company's Consolidated Statement of Operations for the three months ended March 31, 1997. The additional gain associated with the $500,000 note receivable will be recorded as income when cash is received. As of March 31, 1997, the balance of the new note receivable was $498,553. As this new note receivable is not secured by the Hovpark property, it is included in Other Assets in the Company's Consolidated Balance Sheet as of March 31, 1997.

At March 31, 1997, the Company held a first mortgage loan in the amount of $511,000 secured by an industrial property in Los Angeles, California. The terms of the note include interest accruing at eight percent (8%) per annum for the first twenty-four months (ended June 1996) and at nine percent (9%) per annum for the next sixty months until the note matures in June 2001. Monthly payments of principal and interest, computed based on a thirty year amortization schedule, commenced January 1995 and continue until maturity.

In 1996, the Operating Partnership entered into a Loan Agreement and Option Agreement with Carlsberg Properties, LTD. ("the Borrower"). The loan amount was $3,600,000, of which $2,694,000 was initially disbursed to the Borrower and $906,000 was held by the Operating Partnership as leasing and interest reserves. During the three months ended March 31, 1997, $249,000 of reserves were disbursed to the borrower which resulted in an outstanding balance at March 31, 1997, of $2,943,000. The loan is secured by a 48,000 square foot medical building in Phoenix, Arizona (the "Grunow Building"), and matures on November 19, 1999, with interest only payable monthly at the fixed rate of eleven percent (11%) per annum calculated on the full amount of the loan. The Option Agreement provides the Operating Partnership the option to purchase the Grunow Building on either the second or third anniversary of the closing date of November 19, 1996, for the greater of i) the then outstanding loan balance plus $50,000 or ii) the value of the Secured Property as defined in the Option Agreement.

Note 7.      SECURED LIABILITIES

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of March 31, 1997, and December 31, 1996 (in thousands):

                                                            1997         1996
                                                         ----------   ----------

Secured$50,000,000  line  of  credit  with a bank  with
variable  interest rates of LIBOR plus 2.375% and prime
rate plus 0.50% (7.88% and 9.00%, respectively at March
31,  1997),   monthly  interest  only  payments  and  a
maturity  date of July  14,  1998,  with an  option  to
extend for 10  years.The  line is  secured by  nineteen
properties  with an  aggregate  net  carrying  value of
$60,286 and $67,118 at March 31, 1997, and December 31,
1996, respectively.                                       $      -      $ 21,307

Secured loan with a bank with variable  interest  rates
of LIBOR plus  2.375% and prime rate plus 0.50%  (7.88%
and 9.00%,  respectively  at March 31,  1997),  monthly
interest  only payments and a maturity date of July 14,
1998.  The loan is  secured by ten  properties  with an
aggregate  net  carrying  value of $8,050 and $8,112 at
March 31, 1997,  and  December 31, 1996,  respectively.      6,120         6,120

                                                            1997         1996
                                                         ----------   ----------

Secured  loan  with  an  investment  bank  with a fixed
interest rate of 7.57%, monthly principal (based upon a
25 year amortization) and interest payments of $149 and
a maturity date of January 1, 2006. The loan is secured
by nine properties with an aggregate net carrying value
of $38,913 and  $39,298 at March 31, 1997 and  December
31, 1996, respectively.                                   $ 19,671      $ 19,744

Secured loans with various lenders, bearing interest at
fixed  rates  between  7.75% and  9.25%,  with  monthly
principal and interest payments ranging between $13 and
$62 and maturing at various  dates  through  January 1,
2006.  These  loans are secured by  properties  with an
aggregate net carrying  value of $30,316 and $30,441 at
March 31, 1997,  and  December 31, 1996,  respectively.     17,523        17,581

Secured loans with various banks,  bearing  interest at
variable  rates  (ranging  between  7.87%  and 8.18% at
March  31,  1997),   monthly   principal  and  interest
payments  ranging  between $15 and $46 and  maturing at
various dates through August 15, 2015.  These loans are
secured by  properties  with an aggregate  net carrying
value of  $18,901  and  $6,975 at March 31,  1997,  and
December 31, 1996, respectively.                             8,389         3,807

Secured  loan with an  investment  company with a fixed
interest rate of 7.50%,  monthly principal and interest
payments  of $55 and a maturity  date of March 1, 2021.
The loan is secured by a Housing and Urban  Development
property with a net carrying value of $9,440 and $9,491
at March 31, 1997, and December 31, 1996, respectively.      7,304         7,332
                                                           -------        ------

Total                                                   $   59,007     $  75,891
                                                           =======        ======

The December 31, 1996, outstanding balance of $21,307,000 on the $50,000,000 line of credit was paid down with proceeds from the March 1997 Offering discussed below.

The required principal payments on the Company's debt for the next five years and thereafter, as of March 31, 1997, are as follows (in thousands):

                 Year Ending
                 December 31,
                 ------------
                     1997                   $     717
                     1998                      14,534
                     1999                       2,363
                     2000                       3,086
                     2001                       1,128
                     Thereafter                37,179
                                               ------
                     Total                  $  59,007
                                               ======

Note 8.      RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related partnerships totaled $187,000 and $66,000 for the three months ended March 31, 1997, and 1996, respectively, and consisted of property management fees and asset management fees for the three months ended March 31, 1997, and asset management fees for the three months ended March 31, 1996.

Note 9.      STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the "Plan") to provide incentives to attract and retain high quality executive officers and key employees. The Plan provides for options to purchase shares of the Company's Common Stock ("Stock") and for the sale or bonus grant of Stock to eligible individuals. The number of shares of Stock reserved for issuance under the Plan equals ten percent of the outstanding shares of Stock as of each December 31st for the ensuing twelve month period (199,567 as of December 31, 1996). The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No. 25. As of March 31, 1997, 35,000 shares of bonus grants have been issued under the Plan. The fair value of the shares granted have been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the respective vesting periods which range from 2 to 5 years. As of March 31, 1997, 836,000 options to purchase shares of Stock have been granted. The exercise price of each option granted is equal to the per-share fair market value of the Stock on the date the option is granted. To date all options granted have been at higher than the fair market value of the shares on the grant date, and as such, no compensation expense has been recognized as accounted for under APB Opinion No. 25. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years. At the Company's annual meeting of stockholders, which is to be held on May 15, 1997, the stockholders will vote upon certain amendments to the Plan.

Note 10.     PUBLIC STOCK OFFERING

In March 1997, the Company completed the "March 1997 Offering" of 3,500,000 shares of Common Stock. The 3,500,000 shares were sold at a per share price of $20.25 for total proceeds of $70,875,000 (net of 6% underwriting fee of $3,920,000). This additional capital was used to acquire the Scottsdale Hotel and the Lennar, Riverview and Ellis & Lane Properties (discussed below) and to repay the outstanding balance under the Company's Line of Credit with Wells Fargo. In addition, approximately $647,000 in other costs had been incurred as of March 31, 1997, in connection with the offering.

Note 11.     DECLARATION OF DIVIDENDS

On April 22, 1997, the Company's Board of Directors declared a dividend for the first quarter of $0.32 per share or $4,222,301 payable on May 13, 1997 to stockholders of record at the close of business on May 2, 1997. Such dividend will be made from the Company's cash reserves at March 31, 1997, combined with the dividends received from the Associated Companies.

Note 12.     SUBSEQUENT EVENTS

On April 8, 1997, the Company acquired from two limited partnerships and one limited liability company managed by affiliates of Lennar Partners, a portfolio of three properties, aggregating approximately 282,000 square feet (the "Lennar Properties"). The total acquisition cost, including capitalized costs, was approximately $23.2 million, which was paid in cash from the proceeds of the Company's March 1997 Offering. The Lennar Properties consist of one office building located in Virginia, and one R&D building and one industrial building both located in Massachusetts.

On April 14, 1997, the Company acquired from a private seller a 227,000 square foot, 15-story office building located in Bloomington, Minnesota (the "Riverview Property"). The total acquisition cost, including capitalized costs, was approximately $20.5 million, of which approximately $16.3 million was paid in cash from the proceeds of the Company's March 1997 Offering, and the balance was paid in cash from borrowings under the Company's existing line of credit (the "Line of Credit").

On April 18,  1997,  the  Company  acquired  from seven  partnerships  and their general partner, a Southern California syndicator, a portfolio of eleven Properties, aggregating approximately 522,000 square feet, together with associated management interests (the "Ellis & Lane Properties"). The total acquisition cost, including capitalized costs, was approximately $22.2 million, which consisted of (i) approximately $12.8 million of mortgage debt assumed,
(ii)
approximately $6.7 million in the form of approximately 352,000 partnership units in the Operating Partnership (based on an agreed per unit value of $19.075), (iii) approximately $633,000 in the form of approximately 33,000 shares of common Stock of the Company (based on an agreed per share value of $19.075), and (iv) the balance in cash. The cash portion was paid in part from proceeds of the March 1997 Offering and in part from advances under the Line of Credit. Of the $12.8 million of mortgage debt assumed in the acquisition, approximately $8.9 million was paid off on May 1, 1997, through a draw on the Line of Credit. The Ellis & Lane Properties consist of one office and ten industrial properties, all located in Southern California.

On April 29, 1997, the Company acquired from two partnerships formed and managed by affiliates of CIGNA, a portfolio of six Properties, aggregating approximately 616,000 square feet and 224 multi-family units (the "CIGNA Properties"). The total acquisition cost, including capitalized costs, was approximately $45.4 million, which was paid entirely in cash from the proceeds of a new $40 million unsecured loan from Wells Fargo Bank (discussed below) and a draw under the existing Line of Credit. The CIGNA Properties are located in four states and consist of two office properties, two industrial properties, a shopping center and a multi-family property.

In April 1997, the Operating Partnership entered into a $40 million unsecured loan with Wells Fargo Bank (the "Unsecured Loan"). The Unsecured Loan has a term of three months (extendible to six months at the Company's option), bears interest at a variable annual rate equal to 175 basis points above 30-day LIBOR, is unsecured and is guaranteed by the Company. Required payments under the Unsecured Loan are monthly, interest only. Management is currently in the process of obtaining new financing to pay off this unsecured loan.

Note 13.     PENDING ACQUISITIONS

In April 1997, the Company entered into a definitive agreement with five real estate funds organized by affiliates of T. Rowe Price to acquire the T. Rowe Price Properties, a portfolio of 27 properties, aggregating approximately 2,888,000 square feet. The total acquisition cost, including capitalized costs, is expected to be up to approximately $146.8 million. The T. Rowe Price Properties consist of five office properties, nineteen industrial properties (including eight office/industrial complexes) and three retail properties located in 12 states. These acquisitions are subject to a number of contingencies, including approval of the acquisition by a majority in interest of the voting power of the limited partners of each of the selling partnerships, satisfactory completion of title and environmental due diligence and customary closing conditions. Accordingly, there can be no assurance that any or all of these acquisitions will be completed.


                                             GLENBOROUGH HOTEL GROUP
                                           CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share amounts)

                                                                              March 31,             December 31,
                                                                                1997                    1996
                                                                             (Unaudited)              (Audited)
                                                                             ----------             ------------
ASSETS
Cash                                                                         $  1,123                $    461
Accounts receivable                                                               519                     247
Investments in management contracts, net                                          411                     430
Rental property and equipment, net of
   accumulated depreciation of $116 and $111
   in 1997 and 1996, respectively                                                 201                     170
Investment in Atlantic Pacific Assurance Company, Limited                         755                     755
Prepaid expenses                                                                  137                     156
Other assets                                                                        6                      36
                                                                                -----                   -----
     TOTAL ASSETS                                                            $  3,152                $  2,255
                                                                                =====                   =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accrued lease expense                                                     $    640                $    285
   Mortgage loan                                                                   55                      61
   Other liabilities                                                              796                     407
                                                                                -----                   -----
     Total liabilities                                                          1,491                     753
                                                                                -----                   -----

Stockholders' Equity:
   Common stock (1,000 shares authorized,
     issued and outstanding)                                                       20                      20
   Non-voting preferred stock (50 shares
     authorized, issued and outstanding)                                            -                       -
   Additional paid-in capital                                                   1,568                   1,568
   Retained earnings                                                               73                     (86)
                                                                                -----                   -----
     Total stockholders' equity                                                 1,661                   1,502
                                                                                -----                   -----
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  3,152                $  2,255
                                                                                =====                   =====



                           See accompanying notes to consolidated financial statements


                                             GLENBOROUGH HOTEL GROUP
                                        CONSOLIDATED STATEMENTS OF INCOME
                                For the three months ended March 31, 1997 and 1996
                                                  (in thousands)
                                                   (Unaudited)

                                                                                   1997                   1996
                                                                                 --------               --------
REVENUE
     Hotel revenue                                                           $     2,918             $   1,915
     Fees and reimbursements                                                         567                   550
     Other revenue                                                                     -                    79
                                                                                   -----                 -----
             Total revenue                                                         3,485                 2,544
                                                                                   -----                 -----
EXPENSES
     Leased Hotel Properties:
        Room expenses                                                                637                   576
        Lease payments to an affiliate                                             1,048                   683
        Sales and marketing                                                          272                   185
        Property general and administrative                                          232                   163
        Other operating expenses                                                     286                   190

     Managed Hotel Properties:
        Salaries and benefits                                                        400                   401

     Other Expenses:
        General and administrative                                                   270                   231
        Depreciation and amortization                                                 24                    25
        Interest expense                                                               1                     1
                                                                                   -----                 -----
             Total expenses                                                        3,170                 2,455
                                                                                   -----                 -----
Income from operations before provision
     for income taxes                                                                315                    89

Provision for income taxes                                                          (136)                  (40)
                                                                                   -----                 -----
Net income                                                                   $       179             $      49
                                                                                   =====                 =====





                           See accompanying notes to consolidated financial statements


                                                  GLENBOROUGH HOTEL GROUP
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     For the three months ended March 31, 1997 and 1996
                                               (in thousands, except shares)
                                                        (Unaudited)


                                                                                        Addi-
                                        Preferred Stock          Common Stock           tional      Retained
                                                   Par                      Par        Paid-in      Earnings
                                      Shares       Value      Shares       Value       Capital      (Deficit)      Total
                                      ------       -----      ------       -----       -------      --------      -------
BALANCE at
 December 31, 1996                        50     $     -       1,000     $    20     $   1,568     $     (86)   $   1,502

Dividends                                  -           -           -           -             -           (20)         (20)

Net income                                 -           -           -           -             -           179          179
                                      ------       -----      ------       -----       -------      --------      -------
BALANCE at
 March 31, 1997                           50     $     -       1,000     $    20     $   1,568     $      73    $   1,661
                                      ======       =====      ======       =====       =======      ========      =======



                                                                                        Addi-
                                       Preferred Stock           Common Stock           tional      Retained
                                                    Par                     Par        Paid-in      Earnings
                                      Shares       Value      Shares       Value       Capital      (Deficit)       Total
                                      ------       -----      ------       -----       -------      --------        -----
BALANCE at
 December 31, 1995                        50     $     -       1,000     $    20     $   1,368     $       -    $   1,388

Dividends                                  -           -           -           -           200             -          200

Net income                                 -           -           -           -             -            49           49
                                      ------       -----      ------       -----       -------      --------        -----
BALANCE at
 March 31, 1996                           50     $     -       1,000     $    20     $   1,568     $      49    $   1,637
                                      ======       =====      ======       =====       =======      ========        =====

                                See accompanying notes to consolidated financial statements


                                            GLENBOROUGH HOTEL GROUP
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the three months ended March 31, 1997 and 1996
                                                (in thousands)
                                                  (Unaudited)

                                                                                    1997                 1996
                                                                                   ------               ------
Cash flows from operating activities:
   Net income                                                                   $    179              $    49
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                24                   25
         Changes in certain assets and liabilities                                   521                  292
                                                                                   -----                -----
         Net cash provided by operating activities                                   724                  366
                                                                                   -----                -----
Cash flows from investing activities:
   Additions to equipment                                                            (36)                   -
                                                                                   -----                -----
         Net cash used for investing activities                                      (36)                   -
                                                                                   -----                -----

Cash flows from financing activities:
   Dividends                                                                         (20)                   -
   Capital contributions                                                               -                  200
   Repayment of borrowings                                                            (6)                  (5)
                                                                                   -----                -----
         Net cash provided by (used for) financing activities                        (26)                 195
                                                                                   -----                -----
   Net increase in cash                                                              662                  561

   Cash at beginning of period                                                       461                   33
                                                                                   -----                -----
   Cash at end of period                                                        $  1,123             $    594
                                                                                   =====                =====
Supplemental disclosure of cash flow information:

         Cash paid for interest                                                 $      1             $      1
                                                                                   =====                =====



                          See accompanying notes to consolidated financial statements

                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements
                                 March 31, 1997


Note 1.      ORGANIZATION

Glenborough Hotel Group ("GHG") was organized in the State of Nevada on September 23, 1991. As of March 31, 1997, GHG operates hotel properties owned by Glenborough Realty Trust Incorporated ("GLB") under five separate percentage leases and manages three hotel properties owned by two partnerships whose managing general partner is Glenborough Corporation. GLB owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including Terri Garnick, an executive officer of GLB, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly, the financial position and results of operations of GHG as of March 31, 1997, and for the period then ended.

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements present the consolidated financial position of GHG and RGI as of March 31, 1997 and 1996 and the consolidated results of operations and cash flows of GHG and RGI for the three months ended March 31, 1997 and 1996. All intercompany transactions, receivables and payables have been eliminated in the consolidation.

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

Income Taxes - Provision for income taxes is based on financial accounting income.

Note 3.      INVESTMENTS IN MANAGEMENT CONTRACTS, NET

Investments in management contracts reflects the unamortized portion of the management contracts RGI holds with the two beachfront resort condominium hotel properties for both management of the homeowners associations and the rental pool programs.

Note 4.      RENTAL PROPERTY

Rental property and equipment represents the six condominium hotel units owned by RGI as well as furniture and fixtures in GHG's corporate offices. The six units owned by RGI participate in a resort rental program on an "at will" basis, whereby there is no fixed term of participation. Such participation generated approximately $3,000 and $1,000 of cash flow after deductions for capital reserves for the three months ended March 31, 1997 and 1996, respectively.

Note 5.      MORTGAGE LOAN

Mortgage loan of $55,000 at March 31, 1997, represents the debt secured by the six condominium hotel units owned by RGI. Such debt bears interest at 7%, payable in monthly installments of principal and interest totaling $2,304, and matures June 30, 1999.

Note 6.      THE PERCENTAGE LEASES

GHG is leasing the five hotels owned by GLB for a term of five years pursuant to individual percentage leases ("Percentage Leases") which provide for rent equal to the greater of the Base Rent (as defined in the lease) or a specified percentage of room revenues (the "Percentage Rent"). Each hotel is separately leased to GHG (the "lessee"). The lessee's ability to make rent payments will, to a large degree, depend on its ability to generate cash flow from the operations of the hotels. Each Percentage Lease contains the provisions described below.

Each Percentage Lease has a non-cancelable term of five years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Lease. The lessee under the Percentage Lease has one five-year renewal option at the then current fair market rent.

During the term of each Percentage Lease, the lessee is obligated to pay the greater of Base Rent or Percentage Rent. Base Rent is required to be paid monthly in advance. Percentage Rent is calculated by multiplying fixed percentages by room revenues for each of the five hotels; the applicable percentage changes when revenue exceeds a specified threshold, and the threshold may be adjusted annually in accordance with changes in the applicable Consumer Price Index. Percentage Rent is due quarterly.

The table below sets forth the annual Base Rent and the Percentage Rent formulas for each of the five hotels.

                                               Hotel Lease Rent Provisions

                                            Percentage Rent
                                        incurred for the three
                       Initial Annual        months ended                        Annual Percentage
Hotel                     Base Rent         March 31, 1997                         Rent Formulas
-----                  --------------   ---------------------- ---------------------------------------------------------
Ontario, CA             $   240,000         $    88,000        24% of the first  $1,575,000 of room revenue plus 40%
                                                               of room revenue above $1,575,000 and 5% of other revenue


                                                        continued


                                         Hotel Lease Rent Provisions - continued

                                            Percentage Rent
                                        incurred for the three
                       Initial Annual        months ended                        Annual Percentage
Hotel                     Base Rent         March 31, 1997                         Rent Formulas
-----                  --------------   ---------------------  ---------------------------------------------------------
Arlington, TX           $   360,000         $    49,000        27% of the first  $1,600,000 of room revenue plus 42%
                                                               of room revenue above $1,600,000 and 5% of other revenue

Tucson, AZ              $   600,000         $   296,000        40% of the first  $1,350,000 of room revenue plus 46%
                                                               of room revenue above $1,350,000 and 5% of other revenue

San Antonio, TX         $   312,000         $         0        33% of the first  $1,200,000 of room revenue plus 40%
                                                               of room revenue above $1,200,000 and 5% of other revenue

Scottsdale, AZ          $   360,000         $   207,000        45% of the first $3,200,000 of room revenue plus 60%
                                                               of room revenue above $3,200,000 and 5% of other revenue

Other than real estate and personal property taxes, casualty insurance, a fixed capital improvement allowance and maintenance of underground utilities and structural elements, which are the responsibility of GLB, the Percentage Leases require the lessees to pay rent, insurance, salaries, utilities and all other operating costs incurred in the operation of the Hotels.

Note 7.      DECLARATION OF DIVIDENDS

The board of directors of GHG declared the following dividends (in thousands):

                                             Preferred Stock      Common Stock           Total
                                               -----------         ----------         -----------
April, 1997                                   $         39       $         10        $         49
                                               -----------         ----------         -----------
Total paid from 1997 earnings                 $         39       $         10        $         49
                                               ===========         ==========         ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GLENBOROUGH REALTY TRUST INCORPORATED

Background

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing and acquisition of various types of income-producing properties. As of March 31, 1997, the Company owned and operated 55 income-producing properties (the "Properties," and each a "Property") and held two mortgage loans receivable. The Properties are comprised of 14 industrial Properties, 21 retail Properties, 3 multi-family Properties, 6 hotel Properties and 11 office Properties, located in 17 states. Included in the 55 income-producing Properties are three Properties in which the Company holds a participating first mortgage interest, not fee title. These three Properties consist of one retail Property, one industrial Property and one hotel Property which are each owned by AFP Partners. In accordance with GAAP, the Company accounts for these properties as though it holds fee title as substantially all risks and rewards of ownership have been transferred to the Company as a result of the terms of the mortgages.

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation, a California corporation ("GC"), and eight public limited partnerships (the "Partnerships") collectively, the "GRT Predecessor Entities", merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of the $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships;
(ii) merged with Glenborough Corporation, with the Company being the surviving entity; (iii) acquired an interest in three companies (the "Associated Companies") that provide asset and property management services, as well as other services; and (iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner, and in which the Company holds a 93.32% limited partner interest as of March 31, 1997. The Company operates the assets acquired in the Consolidation and in subsequent acquisitions and intends to invest in income-producing property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company expects to qualify as a REIT under the Internal Revenue Code of 1986, as amended.

The Company seeks to achieve sustainable long-term growth in Funds from Operations primarily through the following strategies: (i) acquiring portfolios or individual properties on attractive terms often from public and private partnerships; (ii) acquiring properties from entities controlled by the Associated Companies; (iii) improving the performance of Properties in the Company's portfolio; and (iv) constantly reviewing the Company's current portfolio for opportunities to redeploy capital from certain existing Properties into other properties which the Company believes have characteristics more suited to its overall growth strategy and operating goals.

Consistent with the Company's strategy for growth, the Company acquired 21 properties in the third and fourth quarter of 1996 and the Scottsdale Hotel Property in February 1997 and such acquired Properties consist of an aggregate of approximately 1.4 million rentable square feet, 538 multi-family units and 227 hotel suites and had aggregate acquisition costs, including capitalized costs, of approximately $105.5 million. In addition, the Company has entered into a definitive agreement to acquire 27 properties in 12 states, aggregating approximately 2.9 million rentable square feet. There can be no assurance that any or all of these acquisitions will be completed.

Results of Operations

Comparison of the three months ended March 31, 1997 to the three months ended March 31, 1996.

Rental Revenues. Rental revenues increased $4,318,000, or 120%, to $7,907,000 for the three months ended March 31, 1997, from $3,589,000 for the three months ended March 31, 1996. The increase included growth in revenues from the office, industrial, retail, multi-family and hotel Properties of $1,985,000, $433,000, $639,000, $936,000 and $326,000, respectively. Of this increase, $4,069,000 represents rental revenues generated from the acquisition of 21 properties (the "1996 Acquisitions") in the third and fourth quarters of 1996, and $237,000 represents rental revenues generated from the acquisition of the Scottsdale Hotel in February 1997.

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees and asset management fees paid to the Company by a controlled partnership. This revenue increased $121,000, or 183%, to $187,000 for the three months ended March 31, 1997, from $66,000 for the three months ended March 31, 1996. The increase consisted of an increase in the asset management fees of $55,000 and property management fees of $76,000; in 1996, such fees were paid to GC, an Associated Company, and during the first quarter of 1997, they were paid to the Company.

Interest and Other Income. Interest and other income consists primarily of interest on mortgage loans receivable and increased $153,000, or 80%, to $344,000 for the three months ended March 31, 1997, from $191,000 for the three months ended March 31, 1996. The increase was primarily due to a $50,000 loan fee received for the extension of the Hovpark mortgage loan receivable and $99,000 of interest income on the Carlsberg Properties, Ltd. mortgage loan receivable, both of which were received during the three months ended March 31, 1997. The Carlsberg Properties, Ltd. mortgage loan receivable originated on November 19, 1996.

Equity in Earnings of Associated Companies. Equity in earnings from Associated Companies decreased $280,000, or 66%, to $145,000 for the three months ended March 31, 1997, from $425,000 for the three months ended March 31, 1996. This decrease is primarily due to GC's write-off of the unamortized balance of its investment in a management contract.

Gain on Collection of Mortgage Loan Receivable. The gain on collection of mortgage loan receivable of $154,000 during the three months ended March 31, 1997, resulted from the collection of the Hovpark mortgage loan receivable which had a net carrying value of $6,700,000. The payoff amount totaled $6,863,000, which, net of legal costs, resulted in a gain of $154,000.

Property Operating Expenses. Property operating expenses increased $1,365,000, or 134%, to $2,382,000 for the three months ended March 31, 1997, from $1,017,000 for the three months ended March 31, 1996. Of this increase, $1,456,000 represents the property operating expenses of the 1996 Acquisitions, offset in part by the reduction in expenses resulting from the sale of the All American Self Storage industrial properties which were sold in June 1996.

General and Administrative Expenses. General and administrative expenses increased $370,000, or 132%, to $651,000 for the three months ended March 31, 1997, from $281,000 for the three months ended March 31, 1996. The increase is primarily due to increased overhead costs resulting from the 1996 Acquisitions and the growth of the Company.

Depreciation and Amortization. Depreciation and amortization increased $640,000, or 71%, to $1,537,000 for the three months ended March 31, 1997, from $897,000 for the three months ended March 31, 1996. The increase is primarily due to depreciation and amortization associated with the 1996 acquisitions.

Interest Expense. Interest expense increased $851,000, or 118%, to $1,573,000 for the three months ended March 31, 1997, from $722,000 for the three months ended March 31, 1996. Substantially all of the increase was the result of higher average borrowings during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The increased borrowings primarily resulted from new debt and assumption of debt related to the 1996 Acquisitions.

Consolidation Costs. Consolidation costs during the three months ended March 31, 1996, consisted of the costs associated with preparing, printing and mailing the Prospectus/Consent Solicitation Statement and other documents related to the Consolidation, and all other costs incurred in the forwarding of the Prospectus/Solicitation Statement to investors.

Litigation Costs. Litigation costs during the three months ended March 31, 1996, consisted of the legal fees incurred in connection with defending two class action complaints filed by investors in certain of the Company's predecessor entities, as well as an accrual for the proposed settlement in one case.

Liquidity and Capital Resources

For the three months ended March 31, 1997, cash provided by operating activities increased by $1,031,000, or 336%, to $724,000 as compared to $307,000 used for operating activities for the same period in 1996. The increase is primarily due to the increase in net income resulting from the 1996 and 1997 acquisitions. Cash used for investing activities increased by $588,000, or 146%, to $990,000 for the three months ended March 31, 1997, as compared to $402,000 for the same period in 1996. The increase is primarily due to the acquisition of the Scottsdale Hotel in February 1997. This increase is partially offset by the collection of the Hovpark mortgage loan receivable. Cash provided by financing activities increased by $44,066,000, or 1727%, to $41,514,000 for the three months ended March 31, 1997, as compared to $2,552,000 used for financing activities for the same period in 1996. This increase is primarily due to the net proceeds from the March 1997 Offering (as defined below) which are partially offset by the repayment of the outstanding balance under the Line of Credit (as defined below).

The Company expects to meets its short-term liquidity requirements generally through its working capital, its Line of Credit (as defined below) and cash generated by operations. As of March 31, 1997, the Company had no material commitments for capital improvements other than certain expansion related improvements estimated at approximately $1,750,000 at its existing shopping center in Tampa, Florida. Other planned capital improvements consist of tenant improvements, expenditures necessary to lease and maintain the Properties and expenditures for furniture and fixtures and building improvements at the hotel Properties.

The Company's principal sources of funding for acquisitions, development, expansion and renovation of properties are a secured Line of Credit (as defined below), permanent secured debt financings, public equity and privately placed financing, the issuance of partnership units in the Operating Partnership and cash flow provided by operations.

Mortgage loans receivable decreased from $9,905,000 at December 31, 1996, to $3,454,000 at March 31, 1997. This decrease was primarily due to the payoff of the Hovpark mortgage loan receivable which had a net carrying value of $6,700,000. This decrease is partially offset by draws on the Grunow mortgage loan receivable leasing and interest reserves by the borrower of $249,000.

Mortgage loans payable increased from $54,584,000 at December 31, 1996, to $59,007,000 at March 31, 1997. This increase resulted from the assumption of a $4,612,000 mortgage loan in connection with the acquisition of the Scottsdale Hotel in February 1997, partially offset by scheduled principal payments. The Company has a $50,000,000 secured line of credit provided by Wells Fargo Bank (the "Line of Credit"). Outstanding borrowings under the Line of Credit decreased from $21,307,000 at December 31, 1996, to $0 at March 31, 1997, due to the paydown of the Line of Credit from the net proceeds of the Company's equity offering in March 1997. Borrowings under the Line of Credit currently bear interest at an annual rate of LIBOR plus 1.75%.

In October 1996, the Company completed a public equity offering of 3,666,000 shares of Common Stock at an offering price of $13.875 per share. The net proceeds from the offering of approximately $47.8 million were used to fund certain of the 1996 Acquisitions and to repay outstanding indebtedness.

In March 1997, the Company completed a public equity offering of 3,500,000 shares of Common Stock at an offering price of $20.25 per share (the "March 1997 Offering"). The net proceeds from the offering of approximately $66.3 million were used to fund certain 1997 acquisitions and to repay outstanding indebtedness.

In January 1997, the Company filed a shelf registration statement (the "January 1997 Shelf Registration Statement") with the Securities and Exchange Commission to register $250.0 million of equity securities. The January 1997 Shelf Registration Statement was declared effective by the Securities and Exchange Commission on February 25, 1997. After the completion of the March 1997 Offering, the Company has the capacity pursuant to the January 1997 Shelf Registration Statement to issue up to approximately $179.1 million in equity securities.

In May 1997, the Company filed a shelf registration statement to register an additional $350.0 million of equity securities of the Company. This shelf registration has not yet been declared effective by the Securities and Exchange Commission.

At March 31, 1997, the Company's total indebtedness included fixed-rate debt of $44,498,000, or 75% of the Company's aggregate indebtedness, and floating-rate indebtedness of $14,509,000, or 25% of the Company's aggregate indebtedness.

Inflation

Substantially all of the leases at the retail Properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the multi-family Properties generally provide for an initial term of one month or one year and allow for rent adjustments at the time of renewal. Leases at the office Properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. All of these provisions permit the Company to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to minimize the Company's exposure to the adverse effects of inflation.

Funds from Operations and Cash Available for Distribution

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

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31, 1997 (dollars in thousands):

                                                                                    March 31,
                                                                                      1997
                                                                                   ----------
          Net income (loss) before minority interest                             $      2,594
          Gain on collection of mortgage loan receivable                                 (154)
          Depreciation and amortization                                                 1,537
          Adjustment to reflect FFO of Associated
              Companies (1)                                                               623
                                                                                   ----------
          FFO                                                                    $      4,600
                                                                                   ==========

          Amortization of deferred financing fees                                          64
          Capital reserve                                                                (110)
          Capital expenditures                                                           (421)
                                                                                   ----------
          CAD                                                                    $      4,133
                                                                                   ==========


          Distributions per share (2)                                            $       0.32
                                                                                   ==========
          Fully diluted weighted average
              shares outstanding                                                   10,935,951
                                                                                   ==========

(1) Reflects the adjustments to FFO required to reflect the FFO of the Associated Companies allocable to the Company. The Company's investments in the Associated Companies are accounted for using the equity method of accounting.

(2) The distributions for the three months ended March 31, 1997, were paid on May 13, 1997.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding potential acquisitions, the anticipated performance of future acquisitions, recently completed acquisitions and existing properties, and statements regarding the Company's financing activities. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those stated or implied in such forward looking statements. Factors which may cause the Company's results to differ include defaults or non-renewal of leases, increased interest rates and operation costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws, increases in real property tax rates and other factors discussed under the caption "Forward Looking Statements; Factors That May Affect Operating Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In addition, past performance of the Company's Common Stock is not necessarily indicative of results that will be obtained in the future from an investment in the Company's Common Stock. Furthermore, the Company makes distributions to stockholders if, as and when declared by its Board of Directors, and expects to continue its policy of paying quarterly distributions, however, there can be no assurance that distributions will continue or be paid at any specific level.

GLENBOROUGH HOTEL GROUP

Background

Glenborough Hotel Group ("GHG") was organized in the state of Nevada on September 23, 1991. As of March 31, 1997, GHG operates hotel properties owned by the Company under five separate percentage leases and manages three hotel properties owned by two partnerships whose managing general partner is Glenborough Corporation. The Company owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including Terri Garnick, an executive officer of the Company, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

In January 1997, due to the insufficient cash flow of one of the managed hotel properties in relation to the debt service requirements, the owner of the property, a California limited partnership owned by an affiliate, stopped making debt service payments. As a result, in April 1997, the lender foreclosed on the property, and GHG is no longer managing this hotel.

GHG also owns approximately 80% of the common stock of Resort Group, Inc. ("RGI"). RGI manages homeowners associations and rental pools for two beachfront resort condominium hotel properties and owns six rental units at one of the properties. GHG receives 100% of the earnings of RGI and consolidates their operations with its own.

GHG also owns 94% of the outstanding common stock of Atlantic Pacific Holdings, Ltd., the sole owner of 100% of the common stock of Atlantic Pacific Assurance
Company, Limited ("APAC"). APAC was formed to underwrite certain insurable risks, however, it no longer underwrites any business and is expected to be liquidated in June 1997. GHG accounts for its investment in APAC using the cost method due to its anticipated liquidation.

Liquidity and Capital Resources

GHG's primary source of funding is the cash generated by the operations of the five hotels leased from the Company and fees received for (i) managing three hotels (through March 31, 1997) owned by two partnerships and (ii) managing the homeowners associations and rental pools for the resort condominium hotel properties as discussed above.

The boards of directors of GHG declared and paid the following quarterly dividends for the three months ended March 31, 1997:

                                                               1st Quarter
                                                               -----------
           Preferred dividends to the Company                   $   7,500
           Additional dividends to the Company                     30,938
           Total dividends to the Company                          38,438
           Dividends to others                                     10,312
                                                                 --------
           Total dividends                                      $  48,750
                                                                 ========

Results of Operations

Hotel revenue, which represents the revenue earned on the five hotels leased from the Company, increased $1,003,000, or 52%, to $2,918,000 for the three months ended March 31, 1997, from $1,915,000 for the three months ended March 31, 1996. This increase is primarily due to the acquisition of the San Antonio Hotel in August 1996 and the acquisition of the Scottsdale Hotel in February 1997.

Fee revenue and salary reimbursements of $567,000 represents the fees earned for managing three hotels and two resort condominium hotels. The increase from the three months ended March 31, 1996, to the three months ended March 31, 1997, was not significant.

The primary expenses associated with the leased hotels are room expenses, lease payments, sales and marketing and other operating expenses, including utilities, maintenance and insurance. All leased hotel expenses increased from the three months ended March 31, 1996, to the three months ended March 31, 1997, due to the acquisition of two hotels as discussed above.

The only direct expenses incurred in connection with the management of the three hotels and two resort condominium hotel properties are salaries and benefits which remained constant from the three months ended March 31, 1996, to the three months ended March 31, 1997.

General and administrative costs represent the overhead costs associated with administering the business of GHG. Such costs primarily consist of administrative salaries and benefits, rent, legal fees and accounting fees. These costs increased $39,000, or 17%, to $270,000 for the three months ended March 31, 1997, from $231,000 for the three months ended March 31, 1996. The increase is primarily due to higher salaries and benefits related to the growth of GHG.

PART II.      OTHER INFORMATION

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

This action alleges the same disclosure violations and breaches of fiduciary duty as were alleged in the Blumberg Action. The complaint sought injunctive relief, which was denied at a hearing on December 22, 1995. At that hearing, the court also deferred all further proceedings in this case until after the scheduled January 17, 1996 hearing in the Blumberg Action. Following several stipulated extensions of time for the Company to respond to the complaint, the Company filed a motion to dismiss the case. The Company has since withdrawn its motion to dismiss the case, and the plaintiffs have agreed to take the case off calendar pending final resolution of the Blumberg action.

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

         (b)      Reports on Form 8-K:

                  On February 5, 1997, the Company filed a report on Form 8-K to provide certain additional ownership and operation information concerning the Company and the properties owned or managed by it as of December 31, 1996.

                  On February 24, 1997, the Company filed reports on Form 8-K/A, Amendment No. 2, with respect to the acquisitions of the UCT, TRP and Carlsberg Properties.

                  On March 19, 1997, the Company filed a report on Form 8-K with respect to the acquisition of the Scottsdale Hotel and with respect to the March 1997 public offering.

                  On April 23, 1997, the Company filed a report on Form 8-K with respect to the acquisition of the Lennar Properties and the Riverview Property.

                  On April 24, 1997, the Company filed a report on Form 8-K to announce the declaration of dividends and funds from operations for the first quarter of 1997 and to provide certain additional operation information concerning the Company.

                  On April 25, 1997, the Company filed a report on Form 8-K to provide certain additional ownership and operation information concerning the Company and the properties owned or managed by it as of March 31, 1997.

                  On May 2, 1997, the Company filed a report on Form 8-K with respect to the acquisition of the Ellis & Lane Properties and the CIGNA Properties.

                  On May 14, 1997, the Company filed a report on Form 8-K/A, Amendment No. 1, with respect to the acquisitions of the Lennar Properties and the Riverview Property.

                  On May 14, 1997, the Company filed a report on Form 8-K/A, Amendment No. 1, with respect to the acquisitions of the E&L Properties and the CIGNA Properties.

                                   SIGNATURES


Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      GLENBOROUGH REALTY TRUST INCORPORATED




                   By: Glenborough Realty Trust Incorporated,



Date:  May 15, 1997                      /s/ Andrew Batinovich
                                         -----------------------------------
                                         Andrew Batinovich
                                         Director, Executive Vice President,
                                         Chief Operating Officer
                                         and Chief Financial Officer
                                         (Principal Financial Officer)





Date:  May 15, 1997                      /s/ Terri Garnick
                                         -----------------------------------
                                         Terri Garnick
                                         Senior Vice President,
                                         Chief Accounting Officer,
                                         Treasurer
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                              Exhibit Title
-----------          ----------------------------------------------------
10.1                 Lease Agreement relating to the Scottsdale Hotel (1)

12.1                 Statement re Computation of Ratios(2)

27.1                 Financial Data Schedule



                  (1) Incorporated by reference to the identically numbered Exhibit to the Company's Current Report on Form
                           8-K which was filed on March 19, 1997.

                  (2) Incorporated by reference to the identically numbered Exhibit to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 9, 1997.