Form 10-Q
period 1997-06-30
GLENBOROUGH REALTY TRUST INC
filed 1997-08-14
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 001-14162


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 14, 1997, 20,174,692 shares of Common Stock ($.001 par value) were outstanding.

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED

                                                                        Page No.
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements of Glenborough
          Realty Trust Incorporated (Unaudited except for the Consolidated Balance Sheet at December 31, 1996):

             Consolidated Balance Sheets at June 30, 1997 and
             December 31, 1996                                                 4

             Consolidated Statements of Operations for the six months
             ended June 30, 1997 and 1996                                      5

             Consolidated Statements of Operations for the three months
             ended June 30, 1997 and 1996                                      6

             Consolidated Statements of Stockholders' Equity for the
             six months ended June 30, 1997 and 1996                           7

             Consolidated Statements of Cash Flows for the six months
             ended June 30, 1997 and 1996                                    8-9

             Notes to Consolidated Financial Statements                    10-18

          Consolidated Financial Statements of Glenborough Hotel Group (Unaudited except for the Consolidated Balance Sheet at December 31, 1996):

             Consolidated Balance Sheets at June 30, 1997 and
             December 31, 1996                                                19

             Consolidated Statements of Income for the six months ended
             June 30, 1997 and 1996                                           20

             Consolidated Statements of Income for the three months ended
             June 30, 1997 and 1996                                           21

             Consolidated Statements of Stockholders' Equity for the six
             months ended June 30, 1997 and 1996                              22

             Consolidated Statements of Cash Flows for the six months
             ended June 30, 1997 and 1996                                     23

             Notes to Consolidated Financial Statements                    24-26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

             Glenborough Realty Trust Incorporated                         27-33

             Glenborough Hotel Group                                       34-35

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                36-37

Item 2.   Changes in Securities                                               37

Item 4.   Submission of Matters to a Vote of Security Holders              37-38

Item 6.   Exhibits and Reports on Form 8-K                                    39

SIGNATURES                                                                    40

EXHIBIT INDEX                                                                 41

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                      GLENBOROUGH REALTY TRUST INCORPORATED
                                           CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share amounts)


                                                                               June 30,            December 31,
                                                                                 1997                  1996
                                                                             (Unaudited)            (Audited)
                                                                            --------------         -------------
ASSETS
     Rental property, net of accumulated depreciation of
       $30,450 and $28,784 in 1997 and 1996, respectively                   $    315,837           $    161,945
     Investments in Associated Companies and Glenborough
       Partners                                                                    6,775                  7,350
     Mortgage loans receivable, net of provision for loss of
       $863 in 1996                                                                3,547                  9,905
     Cash and cash equivalents                                                     3,352                  1,355
     Other assets                                                                  7,659                  4,965
                                                                            -------------          -------------

         TOTAL ASSETS                                                       $    337,170           $    185,520
                                                                            =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgage loans                                                         $    116,563           $     54,584
     Secured bank line                                                            36,118                 21,307
     Other liabilities                                                             5,180                  3,198
                                                                            -------------          -------------
       Total liabilities                                                         157,861                 79,089
                                                                            -------------          -------------

Minority interest                                                                 15,652                  8,831

Stockholders' Equity:
     Common stock, 13,194,692 and 9,661,553 shares issued
       and outstanding at June 30, 1997, and
       December 31, 1996, respectively                                                13                     10
     Additional paid-in capital                                                  172,621                105,952
     Deferred compensation                                                          (304)                  (399)
     Retained earnings (deficit)                                                  (8,673))               (7,963)
                                                                            -------------          -------------
       Total stockholders' equity                                                163,657                 97,600
                                                                            -------------          -------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                        $    337,170           $    185,520
                                                                            =============          =============



                           See accompanying notes to consolidated financial statements


                                      GLENBOROUGH REALTY TRUST INCORPORATED
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 For the six months ended June 30, 1997 and 1996
                                     (in thousands, except per share amounts)
                                                   (Unaudited)

                                                                               1997                        1996
                                                                           --------------              -------------
REVENUE
     Rental revenue                                                        $      19,691               $      7,039
     Fees and reimbursements from affiliate                                          367                        133
     Interest and other income                                                       613                        370
     Equity in earnings of Associated Companies                                      603                        969
     Gain on collection of mortgage loan receivable                                  652                        ---
     Net gain on sales of rental properties                                          570                        321
                                                                           --------------              -------------
       Total revenue                                                              22,496                      8,832
                                                                           --------------              -------------

EXPENSES
     Property operating expenses                                                   6,045                      1,909
     General and administrative                                                    1,374                        675
     Depreciation and amortization                                                 4,044                      1,759
     Interest expense                                                              3,800                      1,421
     Consolidation costs                                                             ---                      6,082
     Litigation costs                                                                ---                      1,155
                                                                           --------------              -------------
       Total expenses                                                             15,263                     13,001
                                                                           --------------              -------------

Income (loss) from operations before minority interest
                                                                                   7,233                     (4,169)

Minority interest                                                                   (629)                      (243)
                                                                           --------------              -------------



Net income (loss)                                                          $       6,604               $     (4,412)
                                                                           ==============              =============

Primary earnings per share                                                 $        0.55               $      (0.77)
                                                                           ==============              =============

Primary weighted average shares outstanding                                   11,852,810                  5,757,995
                                                                           ==============              =============


                           See accompanying notes to consolidated financial statements


                                      GLENBOROUGH REALTY TRUST INCORPORATED
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the three months ended June 30, 1997 and 1996
                                     (in thousands, except per share amounts)
                                                   (Unaudited)

                                                                                1997                        1996
                                                                           --------------              -------------
REVENUE
     Rental revenue                                                        $      11,784               $      3,450
     Fees and reimbursements from affiliate                                          180                         67
     Interest and other income                                                       269                        179
     Equity in earnings of Associated Companies                                      458                        544
     Gain on collection of mortgage loan receivable                                  498                        ---
     Net gain on sales of rental properties                                          570                        321
                                                                           --------------              -------------
       Total revenue                                                              13,759                      4,561
                                                                           --------------              -------------

EXPENSES
     Property operating expenses                                                   3,663                        892
     General and administrative                                                      723                        394
     Depreciation and amortization                                                 2,507                        862
     Interest expense                                                              2,227                        699
                                                                           --------------              -------------
       Total expenses                                                              9,120                      2,847
                                                                           --------------              -------------

Income from operations before minority interest                                    4,639                      1,714

Minority interest                                                                   (398)                      (142)
                                                                           --------------              -------------



Net income                                                                 $       4,241               $      1,572
                                                                           ==============              =============

Primary earnings per share                                                 $        0.32               $       0.27
                                                                           ==============              =============

Primary weighted average shares outstanding                                   13,432,442                  5,761,209
                                                                           ==============              =============

                           See accompanying notes to consolidated financial statements


                                      GLENBOROUGH REALTY TRUST INCORPORATED
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 For the six months ended June 30, 1997 and 1996
                                                  (in thousands)
                                                   (Unaudited)




                                                    Common Stock            Additional       Deferred      Retained
                                                               Par           Paid-in         Compen-       Earnings
                                                 Shares        Value         Capital         sation       (Deficit)       Total
                                              ------------- ------------- -------------- -------------- ------------- ------------

Balance at December 31, 1996                       9,662   $       10   $    105,952   $       (399)   $   (7,963)  $    97,600

Issuance of common stock, net of offering
    costs of $4,836                                3,500            3         66,036            ---           ---        66,039

Issuance of common stock related to
    acquisition of E&L Properties                     33          ---            633            ---           ---           633

Amortization of deferred compensation                ---          ---            ---             95           ---            95

Distributions                                        ---          ---            ---            ---        (7,314)       (7,314)

Net income                                           ---          ---            ---            ---         6,604         6,604
                                              -----------------------------------------------------------------------------------

Balance at June 30, 1997                          13,195   $       13   $    172,621   $       (304)   $   (8,673)  $   163,657
                                              ===================================================================================



                                                     Common Stock        Additional      Deferred       Retained
                                                               Par         Paid-in         Compen-      Earnings
                                                 Shares       Value        Capital         sation       (Deficit)      Total
                                              -----------------------------------------------------------------------------------

Balance at December 31, 1995                      5,754   $        6   $     55,622   $        ---    $       ---  $    55,628

Issuance of stock to directors                       15          ---            225           (193)           ---           32

Distributions                                       ---          ---            ---            ---         (1,726)      (1,726)

Net loss                                            ---          ---            ---            ---         (4,412)      (4,412)
                                              -----------------------------------------------------------------------------------

Balance at June 30, 1996                          5,769   $        6   $     55,847   $       (193)   $    (6,138) $    49,522
                                              ===================================================================================

                           See accompanying notes to consolidated financial statements



                                      GLENBOROUGH REALTY TRUST INCORPORATED
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the six months ended June 30, 1997 and 1996
                                                  (in thousands)
                                                   (Unaudited)



                                                                             1997                        1996
                                                                       ---------------             ---------------
Cash flows from operating activities:
     Net income (loss)                                                 $        6,604              $       (4,412)
     Adjustments to reconcile net income (loss)
       to net cash provided by (used for) operating
       activities:
         Depreciation and amortization                                          4,044                       1,759
         Amortization of loan fees, included in
           interest expense                                                       128                          72
         Minority interest in income from operations                              629                         243
         Equity in earnings of Associated
           Companies                                                             (603)                       (969)
         Gain on collection of mortgage loan receivable                          (652)                        ---
         Net gain on sales of rental properties                                  (570)                      (321)
         Amortization of deferred compensation                                     95                         ---
         Consolidation costs                                                      ---                       6,082
         Litigation costs                                                         ---                       1,155
         Changes in certain assets and liabilities, net                        (1,102)                     (4,057)
                                                                       ---------------             ---------------

           Net cash provided by (used for) operating
                activities                                                      8,573                        (448)
                                                                       ---------------             ---------------

Cash flows from investing activities:
     Proceeds from sales of rental properties                                  11,889                       2,882
     Additions to rental property                                            (144,157)                       (293)
     Proceeds from collection of mortgage loan receivable
                                                                                  652                         ---
     Additions to mortgage loans receivable                                    (2,344)                        ---
     Principal receipts on mortgage loans receivable                            8,702                         252
     Investments in Associated Companies                                          ---                        (389)
     Distributions from Associated Companies and
         Glenborough Partners                                                   1,178                         655
     Deposits on pending acquisitions included
         in other assets                                                          ---                        (230)
                                                                       ---------------             ---------------

           Net cash used for investing activities                            (124,080)                     (2,877)
                                                                       ---------------             ---------------



                                                    continued

                           See accompanying notes to consolidated financial statements




                                      GLENBOROUGH REALTY TRUST INCORPORATED
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                 For the six months ended June 30, 1997 and 1996
                                                  (in thousands)
                                                   (Unaudited)


                                                                             1997                      1996
                                                                       ---------------            --------------
Cash flows from financing activities:
     Proceeds from borrowings                                          $     166,675              $         ---
     Repayment of borrowings                                                (107,371)                      (955)
     Payment of investor notes                                                   ---                     (2,483)
     Distributions to minority interest holders                                 (525)                      (162)
     Distributions                                                            (7,314)                    (1,726)
     Proceeds from issuance of stock, net of offering costs                   66,039                        ---
                                                                       ---------------            --------------

         Net cash provided by (used for) financing
           activities                                                        117,504                     (5,326)
                                                                       ---------------            --------------

Net increase (decrease) in cash and cash equivalents                           1,997                     (2,897)

Cash and cash equivalents at beginning of period                               1,355                      4,587
                                                                       ---------------            --------------

Cash and cash equivalents at end of period                             $       3,352              $       1,690
                                                                       ===============            ==============

Supplemental disclosure of cash flow information:

     Cash paid for interest                                            $       3,539              $       1,349
                                                                       ===============            ==============

Supplemental disclosure of Non-Cash Investing and Financing
     Activities:

     Acquisition of real estate through assumption of first
         trust deed notes payable                                      $      17,486              $         ---
                                                                       ===============            ==============

     Acquisition of real estate through issuance of shares
         of common stock and Operating Partnership units               $       7,351              $         ---
                                                                       ===============            ==============

                           See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1997


Note 1.      ORGANIZATION

Glenborough Realty Trust Incorporated (the "Company") was organized in the State of Maryland on August 26, 1994. The Company has elected to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company completed a Consolidation with certain public California limited partnerships and other entities (the "Consolidation") engaged in real estate activities (the "GRT Predecessor Entities") through an exchange of assets of the GRT Predecessor Entities for 5,753,709 shares of Common Stock of the Company. The Consolidation occurred on December 31, 1995, and the Company commenced operations on January 1, 1996.

Subsequent to the Consolidation on December 31, 1995, and through June 30, 1997, the following Common Stock transactions occurred: (i) 35,000 shares of Common Stock were issued to officers and directors as stock compensation; (ii) 3,666,000 shares were issued in a public equity offering in October 1996; (iii) 206,844 shares were issued in connection with the acquisition of the TRP and Carlsberg Properties; (iv) 3,500,000 shares were issued in a public equity offering in March 1997; (v) 33,198 shares were issued in connection with the acquisition of the E&L Properties; and (vi) 59 shares were retired, resulting in total shares of Common Stock issued and outstanding at June 30, 1997, of 13,194,692. In addition, fully converted shares issued and outstanding (including 996,317 partnership units in the Operating Partnership) totaled 14,191,009 at June 30, 1997.

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

The Company, through several subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a 90.51% limited partner interest at June 30, 1997, is Glenborough Properties, L.P. (the "Operating Partnership"). As of June 30, 1997, the Operating Partnership, directly and through various subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 64 real estate projects and 2 mortgage loans receivable.

As of June 30, 1997, the Company also holds 100% of the non-voting preferred stock of the following two Associated Companies (the "Associated Companies"):

     Glenborough Corporation (formerly known as Glenborough Realty Corporation) ("GC") is the general partner of eight partnerships and provides asset and property management services for these eight partnerships (the "Controlled Partnerships"). It also provides partnership administration, asset management, property management and development services under a long term contract to a group of unaffiliated partnerships which include six public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has significant real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships"). The services to the Rancon Partnerships were previously provided by Glenborough Inland Realty Corporation ("GIRC"), a California corporation, which merged with GC effective June 30, 1997. GC also provides property management services for a limited portfolio of property owned by other unaffiliated third parties. In the merger between GC and GIRC, the Company received preferred stock of GC in exchange for its preferred stock of GIRC, on a one-for-one basis. Following the merger, the Company holds the same preferences with respect to dividends and liquidation distributions paid by GC as it previously held with respect to GC and GIRC combined.

     Glenborough Hotel Group ("GHG") leases the five Country Suites by Carlson hotels owned by the Company and operates them for its own account. It also operates two Country Suites By Carlson hotels owned by the Controlled Partnerships, and two resort condominium hotels.

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis  of  Presentation
The accompanying financial statements present the consolidated financial position of the Company as of June 30, 1997, and December 31, 1996, and the consolidated results of operations and cash flows of the Company for the six and three months ended June 30, 1997 and 1996. All intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of June 30, 1997, and for the period then ended.

Reclassification
Certain 1996 balances have been reclassified to conform with the current year presentation.

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

Investments in Real Estate
Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Company's plans for the continued operation of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Company could obtain from third parties for such property. The fulfillment of the Company's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company's properties could be materially different than current expectations.

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

Investment in Management Contract
Investment in management contract is recorded at cost and amortized on a straight-line basis over the term of the contract, and is included in other assets.

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

Minority Interest
Minority interest represents the 8.49% limited partner interests in the Operating Partnership not held by the Company.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the leases.

For the six months ended June 30, 1997, no tenants represented 10% or more of rental revenue of the Company.

Fees and reimbursement revenue consists of property management fees, overhead administration fees, and transaction fees from the leasing and construction supervision of real estate.

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

Earnings Per Share
In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share." SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997, and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Company's results of operations for the three and six months ended June 30, 1997 and 1996, the Company's basic earnings per share would not have been materially different than amounts already reported.

Reference to 1996 Audited Financial Statements
These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1996 audited financial statements.

Note 3.      RENTAL PROPERTY

On February 28, 1997, the Company acquired a 163-suite hotel Property (the "Scottsdale Hotel"), which began operations in January 1996 and is located in Scottsdale, Arizona. The total acquisition cost, including capitalized costs, was approximately $12.1 million, which consisted of approximately $4.6 million of mortgage debt assumed, and the balance in cash. The cash portion was financed through advances under the Company's Line of Credit (as defined below). The Scottsdale Hotel is marketed as a Country Inns and Suites by Carlson.

On April 8, 1997, the Company acquired from two limited partnerships and one limited liability company managed by affiliates of Lennar Partners, a portfolio of three properties, aggregating approximately 282,000 square feet (the "Lennar Properties"). The total acquisition cost, including capitalized costs, was approximately $23.2 million, which was paid in cash from the proceeds of the Company's March 1997 public offering of Common Stock (the "March 1997 Offering"). The Lennar Properties consist of one office property located in Virginia and two industrial properties located in Massachusetts.

On April 14, 1997, the Company acquired from a private seller a 227,129 square foot, 15-story office building located in Bloomington, Minnesota (the "Riverview Property"). The total acquisition cost, including capitalized costs, was approximately $20.5 million, of which approximately $16.3 million was paid in cash from the proceeds of the Company's March 1997 Offering, and the balance was paid in cash from borrowings under the Company's existing line of credit (the "Line of Credit").

On April 18,  1997,  the  Company  acquired  from seven  partnerships  and their general partner, a Southern California syndicator, a portfolio of eleven properties, aggregating approximately 522,000 square feet, together with associated management interests (the "E & L Properties"). The total acquisition cost, including capitalized costs, was approximately $22.2 million, which consisted of (i) approximately $12.8 million of mortgage debt assumed, (ii) approximately $6.7 million in the form of 352,197 partnership units in the Operating Partnership (based on an agreed per unit value of $19.075), (iii) approximately $633,000 in the form of 33,198 shares of Common Stock of the Company (based on an agreed per share value of $19.075), and (iv) the balance in cash. The cash portion was paid from borrowings under the Line of Credit. Of the $12.8 million of mortgage debt assumed in the acquisition, approximately $8.9 million was paid off on May 1, 1997, through a draw on the Line of Credit. The E & L Properties consist of one office and ten industrial properties, all located in Southern California.

On April 29, 1997, the Company acquired from two partnerships formed and managed by affiliates of CIGNA, a portfolio of six properties, aggregating approximately 616,000 square feet and 224 multi-family units (the "CIGNA Properties"). The total acquisition cost, including capitalized costs, was approximately $45.4 million, which was paid entirely in cash from the proceeds of a new $40 million unsecured loan from Wells Fargo Bank (see Note 6) and a draw under the Line of Credit. The CIGNA Properties are located in four states and consist of two office properties, two industrial properties, a shopping center and a multi-family property.

On June 18, 1997, the Company acquired from Carlsberg Realty, Inc. a portfolio of three properties, aggregating approximately 245,600 square feet (the "CRI Properties"). The total acquisition cost, including capitalized costs, was approximately $14.8 million, which was paid entirely in cash from borrowings under the Line of Credit. The CRI Properties consist of one office property in California and two industrial properties in Arizona. The CRI Properties have been managed by GC since November 1996.

In June 1997, the Company sold from its retail portfolio six Atlanta Auto Care Center properties and nine of the ten QuikTrip properties for an aggregate sales price of approximately $12.1 million. These sales generated a net gain of $570,000. The Company expects to sell its remaining QuikTrip property by August 31, 1997, for a sales price of approximately $1.1 million. The proceeds from the sale of the QuikTrip properties were used to fund the acquisition of the Centerstone Property (see Note 10) and the proceeds from the sale of the Auto Care Center properties will be used to fund future acquisitions of properties.

As of June 30, 1997, approximately $29.3 million of escrow deposits for acquisitions of properties are included in rental property. The $29.3 million is comprised of $24.9 million for the acquisition of the Centerstone Property (discussed below) and $4.4 million for the acquisition of the T. Rowe Price Properties (discussed below).

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

As of June 30 1997, the Company had the following investments in the Associated Companies and GP (in thousands):

                                            GC(1)          GHG             GP             Total
                                        ----------     ----------      ----------      ----------
Investment at December 31, 1996         $   5,261      $   1,504       $     585       $   7,350

Distributions                              (1,111)           (55)            (12)         (1,178)

Equity in earnings (loss)                     436            167             ---             603
                                        ----------     ----------      ----------      ----------
Investment at June 30, 1997             $   4,586      $   1,616       $     573       $   6,775
                                        ==========     ==========      ==========      ==========

(1) All amounts presented for GC represent combined amounts for GC and GIRC due to the June 30, 1997 merger, as previously discussed in Note 1.

Note 5.      MORTGAGE LOANS RECEIVABLE

The Company held a first mortgage loan with a principal balance of $7,563,000 and a carrying value of $6,700,000 at December 31, 1996, secured by an office and research complex in Eatontown, New Jersey. The loan had an original maturity date of November 1, 1996 with interest only payable monthly at the fixed rate of eight percent (8%) per annum. In 1995, due to the uncertainty surrounding the borrower's ability to payoff the note receivable upon its November 1996 maturity, the Company recorded a $863,000 loss provision on this mortgage loan receivable to reduce its carrying value to the estimated fair value of the underlying property. The terms of the note were renegotiated in December 1996 with the maturity date extended to February 1, 1997. The interest rate continued at 8% per annum. The borrower had the right to payoff the loan at a discount between January 10 and January 31, 1997. The discounted payoff was i) $6,863,000 in cash and ii) a note for $500,000 payable over a term of twelve years at six percent (6%) interest amortized over twenty-five years. On January 28, 1997, the borrower paid off the note at the above discounted terms, resulting in a gain to the Company of $152,000 ($163,000 net of $11,000 in legal costs) and recognition of $2,000 of the related $500,000 deferred gain. In June 1997, in connection with the acquisition of the CRI Properties, the note receivable was assigned to a third party. Therefore, the remaining balance of the deferred gain of $498,000 has been recognized in the Company's Consolidated Statement of Operations for the six months ended June 30, 1997.

At June 30, 1997, the Company held a first mortgage loan in the amount of $509,000 secured by an industrial property in Los Angeles, California. The terms of the note include interest accruing at eight percent (8%) per annum for the first twenty-four months (ended June 1996) and at nine percent (9%) per annum for the next sixty months until the note matures in June 2001. Monthly payments of principal and interest, computed based on a thirty year amortization schedule, commenced January 1995 and continue until maturity.

In 1996,  the  Operating  Partnership  entered into a Loan  Agreement and Option
Agreement (the "Option Agreement") with Carlsberg Properties, LTD. ("the Borrower"). The loan amount was $3,600,000, of which $2,694,000 was initially disbursed to the Borrower and $906,000 was held by the Operating Partnership as leasing and interest reserves. On June 18, 1997, the Loan Agreement was amended to include an additional advance to the borrower of $250,000 which was applied in its entirety to the interest reserve, resulting in an amended loan amount of $3,850,000 and an increase in the interest reserve of $250,000. During the six months ended June 30, 1997, $344,000 of reserves were disbursed to the borrower which resulted in an outstanding balance at June 30, 1997, of $3,038,000. The loan is secured by a 48,000 square foot medical building in Phoenix, Arizona (the "Grunow Building"), and matures on November 19, 1999, with interest only payable monthly at the fixed rate of eleven percent (11%) per annum calculated on the full amount of the loan. The Option Agreement provides the Operating Partnership the option to purchase the Grunow Building on either the second or third anniversary of the closing date of November 19, 1996, for the greater of
i) the then outstanding loan balance plus $50,000 or ii) the value of the Secured Property as defined in the Option Agreement.

Note 6.      SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of June 30, 1997, and December 31, 1996 (in thousands):
                                                           1997           1996
                                                        ---------        -------
Secured  $50,000  line of credit with a bank
with variable  interest  rates of LIBOR plus
1.75%  and  prime  rate  (7.44%  and  8.50%,
respectively  at  June  30,  1997),  monthly
interest  only  payments and a maturity date
of July 14,  1998,  with an option to extend
for  10  years.   The  line  is  secured  by
nineteen  properties  with an aggregate  net
carrying  value of  $60,389  and  $67,118 at
June  30,  1997,   and  December  31,  1996,
respectively.                                           $ 36,118        $ 21,307

                                                           1997           1996
                                                        ---------       --------
Secured  loan  with  a  bank  with  variable
interest  rates of  LIBOR  plus  2.375%  and
prime rate plus 0.50%, monthly interest only
payments  and a  maturity  date of July  14,
1998.  The loan was  paid-off  in June  1997
upon the sale of the properties securing the
loan.                                                   $    ---        $  6,120

Secured loan with an investment  bank with a
fixed   interest  rate  of  7.57%,   monthly
principal    (based    upon   a   25    year
amortization)  and interest payments of $149
and a maturity date of January 1, 2006.  The
loan is secured by nine  properties  with an
aggregate net carrying  value of $38,527 and
$39,298 at June 30,  1997 and  December  31,
1996, respectively.                                       19,597          19,744

Secured loans with various lenders,  bearing
interest  at fixed rates  between  7.75% and
9.25%,  with monthly  principal and interest
payments  ranging  between  $9 and  $62  and
maturing at various  dates  through April 1,
2012.  These loans are secured by properties
with an  aggregate  net  carrying  value  of
$34,476  and $30,441 at June 30,  1997,  and
December  31,  1996,  respectively.                       20,086          17,581

Secured  loans with various  banks,  bearing
interest at variable rates (ranging  between
7.32% and 8.18% at June 30,  1997),  monthly
principal  and  interest   payments  ranging
between $4 and $46 and  maturing  at various
dates  through May 1, 2017.  These loans are
secured by properties  with an aggregate net
carrying value of $20,857 and $6,975 at June
30,    1997,    and   December   31,   1996,
respectively.                                              9,603           3,807

Secured loan with an investment company with
a  fixed  interest  rate of  7.50%,  monthly
principal and interest payments of $55 and a
maturity date of March 1, 2021.  The loan is
secured by a multifamily property with a net
carrying  value of $9,393 and $9,491 at June
30,    1997,    and   December   31,   1996,
respectively.                                              7,277           7,332

Unsecured  Bridge  Loan  with a bank  with a
fixed   interest  rate  of  7.44%,   monthly
interest  only  payments and a maturity date
of July 31,  1997,  with an option to extend
for  90  days.   See   below   for   further
discussion.                                               60,000             ---
                                                      -----------      ---------
Total                                                 $  152,681       $  75,891
                                                      ===========      =========

In April 1997, the Operating Partnership entered into a $40 million unsecured loan with Wells Fargo Bank to fund the acquisition of the CIGNA Properties (the "CIGNA Acquisition Financing"). The CIGNA Acquisition Financing had a term of three months (extendible to six months at the Company's option), interest at a variable annual rate equal to 175 basis points above 30-day LIBOR, was unsecured and was guaranteed by the Company. Required payments under the CIGNA Acquisition Financing were monthly, interest only.

As of June 30, 1997, Wells Fargo had substantially completed underwriting and due diligence for a $60 million mortgage loan to the Company (the "$60 Million Mortgage") to be secured by the Lennar Properties, the Riverview Property, the Centerstone Property (see Note 10) and five of the CIGNA Properties. In the interim, Wells Fargo funded on June 19, 1997, a $60 million unsecured "bridge" loan (the "$60 Million Unsecured Bridge Loan"), which was used to (i) repay all principal and accrued interest under the $40 million CIGNA Acquisition Financing, and (ii) reduce the outstanding balance under the Line of Credit by approximately $20 million.

The required principal payments on the Company's debt for the next five years and thereafter, as of June 30, 1997, are as follows (in thousands):

                 Year Ending
                December 31,
               --------------
                     1997                   $  60,536
                     1998                      44,673
                     1999                       2,508
                     2000                       3,244
                     2001                       1,299
                     Thereafter                40,421
                                            ----------
                     Total                  $ 152,681
                                            ==========

Note 7.      RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related partnerships totaled $367,000 and $133,000 for the six months ended June 30, 1997, and 1996, respectively, and consisted of property management fees and asset management fees for the six months ended June 30, 1997, and asset management fees for the six months ended June 30, 1996.

Note 8.      STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the "Plan") to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company's 1997 Annual Meeting of
Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, SARs or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, DERs, Performance Units or Preference Shares. The total number of shares of Common Stock available for grant under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of outstanding shares of Common Stock, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options may be granted under the Plan may not exceed 1,140,000 shares. The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No. 25. As of June 30, 1997, 35,000 shares of bonus grants have been issued under the Plan. The fair value of the shares granted have been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the respective vesting periods which range from 2 to 5 years. As of June 30, 1997, 915,000 options to purchase shares of Common Stock have been granted. The exercise price of each option granted is equal to the per-share fair market value of the Common Stock on the date the option is granted. To date, all options granted have been at higher than the fair market value of the shares on the grant date, and as such, no compensation expense has been recognized as accounted for under APB Opinion No. 25. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

Note 9.      DECLARATION OF DIVIDENDS

On April 22, 1997, the Company's Board of Directors declared a dividend for the first quarter of $0.32 per share or $4,222,301 payable on May 13, 1997, to stockholders of record at the close of business on May 2, 1997. Such dividend will be made from the Company's cash reserves at March 31, 1997, combined with the dividends received from the Associated Companies.

On July 22, 1997, the Company's Board of Directors declared a dividend for the second quarter of $0.32 per share or $6,455,901 payable on August 12, 1997, to stockholders of record at the close of business on August 1, 1997. Such dividend will be made from the Company's cash reserves at June 30, 1997, combined with the dividends received from the Associated Companies.

Note 10.     SUBSEQUENT EVENTS

In July 1997, the Company acquired an office property containing 157,579 square feet (the "Centerstone Property") located in Irvine, California. The total acquisition cost, including capitalized costs, was approximately $30.4 million, which consisted of (i) approximately $5.5 million in the form of 275,000 partnership units in the Operating Partnership (based on an agreed per unit value of $20.00), and (ii) the balance in cash from a combination of borrowings under the Line of Credit and the net proceeds of the sale of certain retail properties (see Note 3).

In July 1997, the Company completed a public offering of 6,980,000 shares of Common Stock (the "July 1997 Offering"). The 6,980,000 shares were sold at a per share price of $22.625 for total proceeds of $149,965,300 (net of underwriting fees of $7,957,200). This additional capital was used to temporarily repay the $60 Million Unsecured Bridge Loan and the outstanding balance under the Company's Line of Credit with Wells Fargo. In addition, it is anticipated that the remaining proceeds will be used to fund the acquisition of the T. Rowe Price Properties as discussed below. As of June 30, 1997, approximately $48,000 in other costs had been incurred in connection with the July 1997 Offering.

Note 11.     PENDING ACQUISITION

In April 1997, the Company entered into definitive agreements with five limited partnerships, two general partnerships and one private REIT, each organized by affiliates of T. Rowe Price, to acquire a portfolio of 27 properties, aggregating approximately 2,888,000 square feet (the "T. Rowe Price Properties"). The total acquisition cost, including capitalized costs, is expected to be approximately $146.8 million, which it is anticipated will be paid entirely in cash from a combination of the proceeds of the July 1997 Offering and mortgage debt. The T. Rowe Price Properties consist of five office properties, nineteen industrial properties (including eight office/industrial complexes) and three retail properties located in 12 states. This acquisition is subject to a number of contingencies, including approval of the acquisition by the limited partners, general partners or stockholders of the sellers, as the case may be, satisfactory completion of title and customary closing conditions. Accordingly, there can be no assurance that any or all of the T. Rowe Price Properties will be acquired.


                                             GLENBOROUGH HOTEL GROUP
                                           CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share amounts)

                                                                              June 30,              December 31,
                                                                                1997                    1996
                                                                             (Unaudited)              (Audited)
ASSETS
Cash                                                                       $      925               $     461
Accounts receivable                                                               455                     247
Investments in management contracts, net                                          392                     430
Rental property and equipment, net of
   accumulated depreciation of $120 and $111
   in 1997 and 1996, respectively                                                 163                     170
Investment in Atlantic Pacific Assurance Company, Limited                         755                     755
Prepaid expenses                                                                  121                     156
Other assets                                                                        7                      36

     TOTAL ASSETS                                                          $    2,818              $    2,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accrued lease expense                                                   $      691              $      285
   Mortgage loan                                                                   49                      61
   Other liabilities                                                              427                     407

     Total liabilities                                                          1,167                     753


Stockholders' Equity:
   Common stock (1,000 shares authorized,
     issued and outstanding)                                                       20                      20
   Non-voting preferred stock (50 shares
     authorized, issued and outstanding)                                          ---                     ---
   Additional paid-in capital                                                   1,568                   1,568
   Retained earnings                                                               63                     (86)

     Total stockholders' equity                                                 1,651                   1,502

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    2,818              $    2,255




                           See accompanying notes to consolidated financial statements


                                             GLENBOROUGH HOTEL GROUP
                                        CONSOLIDATED STATEMENTS OF INCOME
                                 For the six months ended June 30, 1997 and 1996
                                                  (in thousands)
                                                   (Unaudited)

                                                                                   1997                   1996
REVENUE
     Hotel revenue                                                          $      6,137            $    3,584
     Fees and reimbursements                                                       1,113                 1,183
     Other revenue                                                                   ---                   239

             Total revenue                                                         7,250                 5,006

EXPENSES
     Leased Hotel Properties:
        Room expenses                                                              1,473                   992
        Lease payments to an affiliate                                             2,207                 1,268
        Sales and marketing                                                          619                   381
        Property general and administrative                                          578                   369
        Other operating expenses                                                     675                   448

     Managed Hotel Properties:
        Salaries and benefits                                                        743                   837

     Other Expenses:
        General and administrative                                                   525                   466
        Depreciation and amortization                                                 49                    49
        Interest expense                                                               2                     3

             Total expenses                                                        6,871                 4,813

Income from operations before provision
     for income taxes                                                                379                   193

Provision for income taxes                                                          (162)                  (76)

Net income                                                                  $        217            $      117



                           See accompanying notes to consolidated financial statements




                                             GLENBOROUGH HOTEL GROUP
                                        CONSOLIDATED STATEMENTS OF INCOME
                                For the three months ended June 30, 1997 and 1996
                                                  (in thousands)
                                                   (Unaudited)

                                                                                   1997                   1996
REVENUE
     Hotel revenue                                                          $      3,219            $    1,669
     Fees and reimbursements                                                         546                   633
     Other revenue                                                                   ---                   160

             Total revenue                                                         3,765                 2,462

EXPENSES
     Leased Hotel Properties:
        Room expenses                                                                836                   416
        Lease payments to an affiliate                                             1,159                   585
        Sales and marketing                                                          347                   196
        Property general and administrative                                          346                   206
        Other operating expenses                                                     389                   258

     Managed Hotel Properties:
        Salaries and benefits                                                        343                   436

     Other Expenses:
        General and administrative                                                   255                   235
        Depreciation and amortization                                                 25                    24
        Interest expense                                                               1                     2

             Total expenses                                                        3,701                 2,358

Income from operations before provision
     for income taxes                                                                 64                   104

Provision for income taxes                                                           (26)                  (36)

Net income                                                                  $         38            $       68







                           See accompanying notes to consolidated financial statements



                                             GLENBOROUGH HOTEL GROUP
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 For the six months ended June 30, 1997 and 1996
                                          (in thousands, except shares)
                                                   (Unaudited)


                                                                                        Addi -
                                        Preferred Stock         Common Stock            tional       Retained
                                                    Par                     Par         Paid-in      Earnings
                                      Shares       Value      Shares       Value        Capital      (Deficit)        Total
BALANCE at
 December 31, 1996                        50     $     ---       1,000     $    20     $   1,568     $     (86)   $   1,502

Dividends                                ---           ---         ---         ---           ---           (68)         (68)

Net income                               ---           ---         ---         ---           ---           217          217

BALANCE at
June 30, 1997                             50     $     ---       1,000     $    20     $   1,568     $      63    $   1,651




                                                                                        Addi -
                                        Preferred Stock         Common Stock            tional       Retained
                                                    Par                     Par         Paid-in      Earnings
                                      Shares       Value      Shares       Value        Capital      (Deficit)        Total
BALANCE at
 December 31, 1995                        50     $     ---       1,000     $    20     $   1,368     $     ---    $   1,388

Additional paid-in capital               ---           ---         ---         ---           200           ---          200

Dividends                                ---           ---         ---         ---           ---           (50)         (50)

Net income                               ---           ---         ---         ---           ---           117          117

BALANCE at
 June 30, 1996                            50     $     ---       1,000     $    20     $   1,568     $      67    $   1,655



                                             GLENBOROUGH HOTEL GROUP
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the six months ended June 30, 1997 and 1996
                                                 (in thousands)
                                                   (Unaudited)

                                                                                  1997                1996
Cash flows from operating activities:
   Net income                                                               $        217         $        117
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                49                   49
         Changes in certain assets and liabilities                                   280                   96

         Net cash provided by operating activities                                   546                  262

Cash flows from investing activities:
   Additions to equipment                                                             (2)                 (10)

         Net cash used for investing activities                                       (2)                 (10)


Cash flows from financing activities:
   Dividends                                                                         (68)                 (50)
   Capital contributions                                                             ---                  200
   Repayment of borrowings                                                           (12)                 (13)

         Net cash provided by (used for) financing activities                        (80)                 137

   Net increase in cash                                                              464                  389

   Cash at beginning of period                                                       461                   33

   Cash at end of period                                                    $        925         $        422

Supplemental disclosure of cash flow information:

         Cash paid for interest                                             $          2         $          3


                           See accompanying notes to consolidated financial statements



                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements
                                  June 30, 1997


Note 1.      ORGANIZATION

Glenborough Hotel Group ("GHG") was organized in the State of Nevada on September 23, 1991. As of June 30, 1997, GHG operates hotel properties owned by Glenborough Realty Trust Incorporated ("GLB") under five separate percentage leases and manages two hotel properties owned by two partnerships whose managing general partner is Glenborough Corporation. GLB owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including Terri Garnick, an executive officer of GLB, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

GHG also owns approximately 80% of the common stock of Resort Group, Inc. ("RGI"). RGI manages homeowners associations and rental pools for two beachfront resort condominium hotel properties and owns six units at one of the properties. GHG receives 100% of the earnings of RGI and consolidates RGI's operations with its own.

As of June 30, 1997, GHG also owned 94% of the outstanding common stock of Atlantic Pacific Holdings, Ltd., the sole owner of 100% of the common stock of
Atlantic Pacific Assurance Company, Limited ("APAC"), a Bermuda corporation formed to underwrite certain insurable risks of certain of GLB's predecessor partnerships and related entities. As anticipated, in July 1997, APAC was liquidated and GHG received a liquidating distribution of approximately $2,194,000. GHG will recognize a gain of approximately $1,389,000 over its investment basis and costs of liquidation. GHG had accounted for its investment in APAC using the cost method due to its anticipated liquidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly, the financial position and results of operations of GHG as of June 30, 1997, and for the period then ended.

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements present the consolidated financial position of GHG and RGI as of June 30, 1997, and December 31, 1996 and the consolidated results of operations and cash flows of GHG and RGI for the six and three months ended June 30, 1997 and 1996. All intercompany transactions, receivables and payables have been eliminated in the consolidation.

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

                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements
                                  June 30, 1997


Note 3.      INVESTMENTS IN MANAGEMENT CONTRACTS, NET

Investments in management contracts reflects the unamortized portion of the management contracts RGI holds with the two beachfront resort condominium hotel properties for both management of the homeowners associations and the rental pool programs.

Note 4.      RENTAL PROPERTY

Rental property and equipment represents the six condominium hotel units owned by RGI as well as furniture and fixtures in GHG's corporate offices. The six units owned by RGI participate in a resort rental program on an "at will" basis, whereby there is no fixed term of participation. Such participation generated approximately $11,000 and $9,000 of cash flow after deductions for capital reserves for the six months ended June 30, 1997 and 1996, respectively.

Note 5.      MORTGAGE LOAN

Mortgage loan of $49,000 at June 30, 1997, represents the debt secured by the six condominium hotel units owned by RGI. Such debt bears interest at 7%, payable in monthly installments of principal and interest totaling $2,304, and matures June 30, 1999.

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

                           Hotel Lease Rent Provisions

                                            Percentage Rent
                                         incurred for the six
                       Initial Annual        months ended                        Annual Percentage
Hotel                     Base Rent          June 30, 1997                         Rent Formulas

Ontario, CA             $   240,000         $   184,000        24% of the first  $1,575,000 of room revenue plus 40%
                                                               of room revenue above $1,575,000 and 5% of other revenue


                                    continued

                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements
                                  June 30, 1997


                     Hotel Lease Rent Provisions - continued

                                            Percentage Rent
                                         incurred for the six
                       Initial Annual        months ended                        Annual Percentage
Hotel                     Base Rent          June 30, 1997                         Rent Formulas

Arlington, TX           $   360,000         $   180,000        27% of the first  $1,600,000 of room revenue plus
                                                               42% of room revenue above $1,600,000 and 5% of other revenue

Tucson, AZ              $   600,000         $   479,000        40% of the first  $1,350,000 of room revenue plus
                                                               46% of room revenue above $1,350,000 and 5% of other revenue

San Antonio, TX         $   312,000         $     1,000        33% of the first  $1,200,000 of room revenue plus
                                                               40% of room revenue above $1,200,000 and 5% of other revenue

Scottsdale, AZ          $   360,000         $   487,000        45% of the first $3,200,000 of room revenue plus
                                                               60% of room revenue above $3,200,000 and 5% of other revenue

Other than real estate and personal property taxes, casualty insurance, a fixed capital improvement allowance and maintenance of underground utilities and structural elements, which are the responsibility of GLB, the Percentage Leases require the lessees to pay rent, insurance, salaries, utilities and all other operating costs incurred in the operation of the Hotels.

Note 7.      DECLARATION OF DIVIDENDS

The board of directors of GHG declared and paid the following dividends for the first and second quarters of 1997:

                                             Preferred Stock       Common Stock           Total

April, 1997                                 $       38,438       $     10,312        $     48,750

July, 1997                                          38,438             10,312              48,750

Total paid from 1997 earnings               $       76,876       $     20,624        $     97,500

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GLENBOROUGH REALTY TRUST INCORPORATED

Background

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing and acquisition of various types of income-producing properties. As of June 30, 1997, the Company owned and operated 64 income-producing properties (the "Properties," and each a "Property") and held two mortgage loans receivable. The Properties are comprised of 30 industrial Properties, 7 retail Properties, 4 multifamily Properties, 6 hotel Properties and 17 office Properties, located in 19 states. The 64 income-producing Properties include three Properties in which the Company holds a participating first mortgage interest, not fee title. These three Properties consist of one retail Property, one industrial Property and one hotel Property which are each owned by AFP Partners. In accordance with GAAP, the Company accounts for these properties as though it holds fee title as substantially all risks and rewards of ownership have been transferred to the Company as a result of the terms of the mortgages.

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation, a California corporation ("GC"), and eight public limited partnerships (the "Partnerships," collectively with GC, the "GRT Predecessor Entities"), merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of the $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships;
(ii) merged with Glenborough Corporation, with the Company being the surviving entity; (iii) acquired an interest in the associated companies that provide asset and property management services, as well as other services; and (iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner, and in which the Company holds a 90.51% limited partner interest as of June 30, 1997. The Company operates the assets acquired in the Consolidation and in subsequent acquisitions and intends to invest in income-producing property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended.

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

Consistent with the Company's strategy for growth, the Company acquired 20 properties in the third and fourth quarters of 1996 and, as of August 4, 1997, had acquired 26 properties during 1997. Such acquired Properties consist of an aggregate of approximately 3.5 million rentable square feet, 762 multi-family units and 227 hotel suites and had aggregate acquisition costs, including capitalized costs, of approximately $262 million. In addition, the Company has entered into a definitive agreement, subject to a number of contingencies, to acquire 27 properties in 12 states, aggregating approximately 2.9 million rentable square feet. There can be no assurance that any or all of these 27 properties will be acquired.

Results of Operations

Comparison of the six months ended June 30, 1997 to the six months ended June 30, 1996.

Rental Revenues. Rental revenues increased $12,652,000, or 180%, to $19,691,000 for the six months ended June 30, 1997, from $7,039,000 for the six months ended June 30, 1996. The increase included growth in revenues from the office, industrial, retail, multi-family and hotel Properties of $5,893,000, $2,271,000, $1,387,000, $2,162,000 and $936,000, respectively. Of this increase, $8,158,000 represents rental revenues generated from the acquisition of 20 properties (the "1996 Acquisitions") in the third and fourth quarters of 1996, and $4,320,000 represents rental revenues generated from the acquisition of 25 properties during the six months ended June 30, 1997 (the "1997 Acquisitions").

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees and asset management fees paid to the Company by a controlled partnership. This revenue increased $234,000, or 176%, to $367,000 for the six months ended June 30, 1997, from $133,000 for the six months ended June 30, 1996. The increase primarily consisted of an increase in asset management fees of $89,000 and property management fees of $144,000. In 1996, such fees were paid to GC, an associated company, and during the six months ended June 30, 1997, they were paid to the Company.

Interest and Other Income. Interest and other income consists primarily of interest on mortgage loans receivable and increased $243,000, or 66%, to $613,000 for the six months ended June 30, 1997, from $370,000 for the six months ended June 30, 1996. The increase was primarily due to a $50,000 loan fee received for the extension of the Hovpark mortgage loan receivable and $198,000 of interest income on the Carlsberg Properties, Ltd. mortgage loan receivable, both of which were received during the six months ended June 30, 1997. The Carlsberg Properties, Ltd. mortgage loan receivable originated on November 19, 1996. In 1997, interest and other income also included the net effect of the reduction in income caused by the payoff of the Hovpark note receivable, as offset by an increase in income as a result of higher invested cash balances following the March 1997 Offering (as defined below) and prior to the second quarter acquisitions.

Equity in Earnings of Associated Companies. Equity in earnings from Associated Companies decreased $366,000, or 38%, to $603,000 for the six months ended June 30, 1997, from $969,000 for the six months ended June 30, 1996. This decrease resulted from an increase in salaries, benefits and other operating costs associated with the growth of the companies and the write-off of GC's unamortized balance of its investment in a management contract; however, the increase in these expenses resulted in lower income tax expense. In addition, the net operating income of GHG increased due to the acquisition of the Scottsdale Hotel.

Gain on Collection of Mortgage Loan Receivable. The gain on collection of mortgage loan receivable of $652,000 during the six months ended June 30, 1997, resulted from the collection of the Hovpark mortgage loan receivable which had a net carrying value of $6,700,000. The payoff amount totaled $6,863,000, plus a $500,000 note receivable, which, net of legal costs, resulted in a gain of $652,000.

Net Gain on Sales of Rental Properties. The net gain on sales of rental properties of $570,000 during the six months ended June 30, 1997, resulted from the sale of nine of the ten QuikTrips and six Atlanta Auto Care Centers from the Company's retail portfolio. The net gain on sales of rental properties of $321,000 during the six months ended June 30, 1996, resulted from the sale of the two self-storage facilities from the Company's industrial portfolio.

Property Operating Expenses. Property operating expenses increased $4,136,000, or 217%, to $6,045,000 for the six months ended June 30, 1997, from $1,909,000 for the six months ended June 30, 1996. Of this increase, $4,201,000 represents property operating expenses attributable to the 1996 Acquisitions and the 1997 Acquisitions, which was slightly offset by the reduction in expenses resulting from the June 1996 sale of the All American Self Storage industrial properties.

General and Administrative Expenses. General and administrative expenses increased $699,000, or 104%, to $1,374,000 for the six months ended June 30, 1997, from $675,000 for the six months ended June 30, 1996. The increase is primarily due to increased costs resulting from the 1996 Acquisitions and the 1997 Acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $2,285,000, or 130%, to $4,044,000 for the six months ended June 30, 1997, from
$1,759,000 for the six months ended June 30, 1996. The increase is primarily due to depreciation and amortization associated with the 1996 Acquisitions and the 1997 Acquisitions.

Interest Expense. Interest expense increased $2,379,000, or 167%, to $3,800,000 for the six months ended June 30, 1997, from $1,421,000 for the six months ended June 30, 1996. Substantially all of the increase was the result of higher average borrowings during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, due to new debt and the assumption of debt related to the 1996 Acquisitions and the 1997 Acquisitions.

Consolidation Costs. Consolidation costs during the six months ended June 30, 1996, consisted of the costs associated with preparing, printing and mailing the Prospectus/Consent Solicitation Statement and other documents related to the Consolidation, and all other costs incurred in the forwarding of the Prospectus/Solicitation Statement to investors.

Litigation Costs. Litigation costs during the six months ended June 30, 1996, consisted of the legal fees incurred in connection with defending two class action complaints filed by investors in certain of the Company's predecessor entities, as well as an accrual for the proposed settlement in one case.

Comparison of the three months ended June 30, 1997 to the three months ended June 30, 1996.

Rental Revenues. Rental revenues increased $8,334,000, or 242%, to $11,784,000 for the three months ended June 30, 1997, from $3,450,000 for the three months ended June 30, 1996. The increase included growth in revenues from the office, industrial, retail, multi-family and hotel Properties of $3,908,000, $1,841,000, $747,000, $1,226,000 and $610,000, respectively. Of this increase, $4,089,000 represents rental revenues generated from the acquisition of 20 properties (the "1996 Acquisitions") in the third and fourth quarters of 1996, and $4,083,000 represents rental revenues generated from the acquisition of 25 properties during the six months ended June 30, 1997 (the "1997 Acquisitions").

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees and asset management fees paid to the Company by a controlled partnership. This revenue increased $113,000, or 169%, to $180,000 for the three months ended June 30, 1997, from $67,000 for the three months ended June 30, 1996. The increase primarily consisted of an increase in asset management fees of $44,000 and property management fees of $69,000. In 1996, such fees were paid to GC, an associated company, and during the three months ended June 30, 1997, they were paid to the Company.

Interest and Other Income. Interest and other income consists primarily of interest on mortgage loans receivable and increased $90,000, or 50%, to $269,000 for the three months ended June 30, 1997, from $179,000 for the three months ended June 30, 1996. The increase was primarily due to $99,000 of interest income on the Carlsberg Properties, Ltd. mortgage loan receivable which was received during the three months ended June 30, 1997. The Carlsberg Properties, Ltd. mortgage loan receivable originated on November 19, 1996. In 1997, interest and other income also included the net effect of the reduction in income caused by the payoff of the Hovpark note receivable, as offset by an increase in income as a result of higher invested cash balances following the March 1997 Offering (as defined below) and prior to the second quarter acquisitions.

Equity in Earnings of Associated Companies. Equity in earnings from Associated Companies decreased $86,000, or 16%, to $458,000 for the three months ended June 30, 1997, from $544,000 for the three months ended June 30, 1996. This decrease resulted from an increase in salaries, benefits and other operating costs associated with the growth of the companies; however, the increase in these expenses resulted in lower income tax expense. In addition, the net operating income of GHG increased due to the acquisition of the Scottsdale Hotel.

Gain on Collection of Mortgage Loan Receivable. The gain on collection of mortgage loan receivable of $498,000 during the three months ended June 30, 1997, resulted from the collection of the Hovpark mortgage loan receivable. The payoff amount included a $500,000 note receivable, which was recorded as deferred income to be recognized as cash was received. Payments received in the three months ended March 31, 1997, totaled $2,000. The remaining balance of the note receivable was assigned to a third party in June 1997 which resulted in a gain of $498,000 during the three months ended June 30, 1997.

Net Gain on Sales of Rental Properties. The net gain on sales of rental properties of $570,000 during the three months ended June 30, 1997, resulted from the sale of nine of the ten QuikTrips and six Atlanta Auto Care Centers from the Company's retail portfolio. The net gain on sales of rental properties of $321,000 during the three months ended June 30, 1996, resulted from the sale of the two self-storage facilities from the Company's industrial portfolio.

Property Operating Expenses. Property operating expenses increased $2,771,000, or 311%, to $3,663,000 for the three months ended June 30, 1997, from $892,000 for the three months ended June 30, 1996. Of this increase, $2,726,000 represents property operating expenses attributable to the 1996 Acquisitions and the 1997 Acquisitions.

General and Administrative Expenses. General and administrative expenses increased $329,000, or 84%, to $723,000 for the three months ended June 30, 1997, from $394,000 for the three months ended June 30, 1996. The increase is primarily due to increased costs resulting from the 1996 Acquisitions and the 1997 Acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $1,645,000, or 191%, to $2,507,000 for the three months ended June 30, 1997, from  $862,000  for the three  months  ended  June 30,  1996.  The  increase  is primarily due to depreciation and amortization associated with the 1996 Acquisitions and the 1997 Acquisitions.

Interest Expense. Interest expense increased $1,528,000, or 219%, to $2,227,000 for the three months ended June 30, 1997, from $699,000 for the three months ended June 30, 1996. Substantially all of the increase was the result of higher average borrowings during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996, due to new debt and the assumption of debt related to the 1996 Acquisitions and the 1997 Acquisitions.

Liquidity and Capital Resources

For the six months ended June 30, 1997, cash provided by operating activities increased by $9,021,000 to $8,573,000 as compared to $448,000 used for operating activities for the same period in 1996. The increase is primarily due to the one-time payment in 1996 of consolidation costs and litigation costs in the aggregate amount of $7,237,000. Cash used for investing activities increased by $121,203,000 to $124,080,000 for the six months ended June 30, 1997, as compared to $2,877,000 for the same period in 1996. The increase is primarily due to the 1997 Acquisitions. This increase was partially offset by the collection of the Hovpark mortgage loan receivable. Cash provided by financing activities increased by $122,830,000 to $117,504,000 for the six months ended June 30, 1997, as compared to $5,326,000 used for financing activities for the same period in 1996. This increase was primarily due to the net proceeds from the March 1997 Offering (as defined below) and the proceeds from a $60 million unsecured "bridge" loan from Wells Fargo Bank (the "$60 Million Unsecured Bridge
Loan).

The Company expects to meet its short-term liquidity requirements generally through its working capital, its Line of Credit (as defined below) and cash generated by operations. As of June 30, 1997, the Company had no material commitments for capital improvements other than certain expansion related improvements estimated at approximately $1,750,000 at its existing shopping center in Tampa, Florida. Other planned capital improvements consist of tenant improvements, expenditures necessary to lease and maintain the Properties and expenditures for furniture and fixtures and building improvements at the hotel Properties.

The Company's principal sources of funding for acquisitions, development, expansion and renovation of properties are a secured Line of Credit (as defined below), permanent secured debt financing, public equity and privately placed financing, the issuance of partnership units in the Operating Partnership and cash flow provided by operations.

Mortgage loans receivable decreased from $9,905,000 at December 31, 1996, to $3,547,000 at June 30, 1997. This decrease was primarily due to the payoff of the Hovpark mortgage loan receivable which had a net carrying value of $6,700,000. This decrease was partially offset by $344,000 of draws made by the borrower on the leasing and interest reserves related to the Grunow mortgage loan receivable.

Mortgage loans payable increased from $54,584,000 at December 31, 1996, to $116,563,000 at June 30, 1997. This increase primarily resulted from the assumption of a $4,612,000 mortgage loan in connection with the acquisition of the Scottsdale Hotel in February 1997, the assumption of $3,936,000 of mortgage loans in connection with the acquisition of the E&L Properties and the funding of the $60 Million Unsecured Bridge Loan. These increases were partially offset by the payoff of the $6,120,000 Term Loan which was secured by the QuikTrips and scheduled principal payments on other mortgage debt.

The Company has a $50,000,000 secured line of credit provided by Wells Fargo Bank (the "Line of Credit"). Outstanding borrowings under the Line of Credit increased from $21,307,000 at December 31, 1996, to $36,118,000 at June 30,
1997, due to draws for 1997 Acquisitions. Borrowings under the Line of Credit currently bear interest at an annual rate of LIBOR plus 1.75%.

In March 1997, the Company completed a public equity offering of 3,500,000 shares of Common Stock at an offering price of $20.25 per share (the "March 1997 Offering"). The net proceeds from the offering of approximately $66.3 million were used to fund certain 1997 acquisitions and to repay outstanding indebtedness.

In July 1997, the Company completed a public equity offering of 6,980,000 shares of Common Stock at an offering price of $22.625 per share (the "July 1997 Offering"). The net proceeds from the offering of approximately $150 million were used to repay the $60 Million Unsecured Bridge Loan and the outstanding balance under the Company's Line of Credit. It is anticipated that the remaining proceeds will be used to fund future acquisitions of properties.

In January 1997, the Company filed a shelf registration statement (the "January 1997 Shelf Registration Statement") with the Securities and Exchange Commission to register $250.0 million of equity securities. The January 1997 Shelf Registration Statement was declared effective by the Securities and Exchange Commission on February 25, 1997. In May 1997, the Company filed a shelf registration statement to register an additional $350.0 million of equity securities of the Company (the "May 1997 Shelf Registration Statement). The May 1997 Shelf Registration Statement was declared effective by the Securities and Exchange Commission on May 21, 1997. After the completion of the March 1997 and July 1997 Offerings, the Company has the capacity pursuant to the May 1997 Shelf Registration Statement to issue up to approximately $371.2 million in equity securities.

At June 30, 1997, the Company's total indebtedness included fixed-rate debt of $106,960,000, or 70% of the Company's aggregate indebtedness, and floating-rate indebtedness of $45,721,000, or 30% of the Company's aggregate indebtedness.

Inflation

Substantially all of the leases at the retail Properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the multi-family Properties generally provide for an initial term of one month or one year and allow for rent adjustments at the time of renewal. Leases at the office Properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. All of these provisions permit the Company to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce the Company's exposure to the adverse effects of inflation.

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

Cash available for distribution ("CAD") represents net income (loss) (computed in accordance with GAAP), excluding extraordinary gains or losses or loss provisions, plus depreciation and amortization including amortization of deferred financing costs, less lease commissions and recurring capital expenditures. CAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's cash needs.


The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31 and June 30, 1997 (dollars in thousands):

                                                          March 31,            June 30,            Year to Date
                                                            1997                 1997                 Total
                                                      ----------------     ----------------     ----------------
Net income (loss) before minority interest            $       2,594        $       4,639        $       7,233
Gain on collection of mortgage loan receivable                 (154)                (498)                (652)
Net gain on sales of rental properties                          ---                 (570)                (570)
Depreciation and amortization                                 1,537                2,507                4,044
Adjustment to reflect FFO of Associated Companies(1)            623                  248                  871
                                                      ----------------     ----------------     ----------------

FFO                                                   $       4,600        $       6,326        $      10,926
                                                      ================     ================     ================

Amortization of deferred financing fees                          64                   64                  128
Capital reserve                                                (110)                (220)                (330)
Capital expenditures                                           (421)                (541)                (962)
                                                      ----------------     ----------------     ----------------

CAD                                                   $       4,133        $       5,629        $       9,762
                                                      ================     ================     ================
                                                      ================     ================     ================

Distributions per share (2)                           $        0.32        $        0.32        $        0.64
                                                      ================     ================     ================

Fully diluted weighted average shares outstanding        10,935,951           14,466,852           12,783,418
                                                      ================     ================     =================

(1) Reflects the adjustments to FFO required to reflect the FFO of the Associated Companies allocable to the Company. The Company's investments in the Associated Companies are accounted for using the equity method of accounting.

(2) The distributions for the three months ended June 30, 1997, will be paid on August 12, 1997.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding potential acquisitions, the anticipated performance of future acquisitions, recently completed acquisitions and existing properties, including the T. Rowe Price Properties acquisition, and statements regarding the Company's financing activities. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those stated or implied in such forward looking statements.

Factors which may cause the Company's results to differ include the inability to complete anticipated future acquisitions, defaults or non-renewal of leases, increased interest rates and operation costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws, increases in real property tax rates and other factors discussed under the caption "Forward Looking Statements; Factors That May Affect Operating Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and other risk factors set forth in the Company's other Securities and Exchange Commission filings. In addition, past performance of the Company's Common Stock is not necessarily indicative of results that will be obtained in the future from an investment in the Company's Common Stock. Furthermore, the Company makes distributions to stockholders if, as and when declared by its Board of Directors, and expects to continue its policy of paying quarterly distributions, however, there can be no assurance that distributions will continue or be paid at any specific level.

Stockholders or potential stockholders should read the "Risk Factors" section of the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC") in conjunction with this quarterly report on Form 10-Q to better understand the factors affecting the Company's results of operations and the Company's common stock share price. The fact that some of the risk factors may be the same or similar to the Company's past filings means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's other SEC filings are part of doing business in the real estate industry and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

GLENBOROUGH HOTEL GROUP

Background

Glenborough Hotel Group ("GHG") was organized in the state of Nevada on September 23, 1991. As of June 30, 1997, GHG operates hotel properties owned by the Company under five separate percentage leases and manages two hotel properties owned by two partnerships whose managing general partner is Glenborough Corporation. The Company owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including Terri Garnick, an executive officer of the Company, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

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

As of June 30, 1997, GHG also owned 94% of the outstanding common stock of Atlantic Pacific Holdings, Ltd., the sole owner of 100% of the common stock of
Atlantic Pacific Assurance Company, Limited ("APAC"), a Bermuda corporation formed to underwrite certain insurable risks of certain of GLB's predecessor partnerships and related entities. As anticipated, in July 1997, APAC was liquidated and GHG received a liquidating distribution of approximately $2,194,000. GHG will recognize a gain of approximately $1,389,000 over its investment basis and costs of liquidation. GHG had accounted for its investment in APAC using the cost method due to its anticipated liquidation.

Liquidity and Capital Resources

GHG's primary source of funding is the cash generated by the operations of the five hotels leased from the Company and fees received for (i) managing two hotels owned by two partnerships and (ii) managing the homeowners associations and rental pools for the resort condominium hotel properties as discussed above.

The board of directors of GHG declared and paid the following quarterly dividends for the three months ended March 31 and June 30, 1997:

                                                         1st Quarter          2nd Quarter         Year to Date
                                                      ----------------     ----------------     ----------------
Preferred dividends to the Company                       $  7,500             $  7,500             $ 15,000
Additional dividends to the Company                        30,938               30,938               61,876
                                                      ----------------     ----------------     ----------------
Total dividends to the Company                             38,438               38,438               76,876
Dividends to others                                        10,312               10,312               20,624
                                                      ----------------     ----------------     ----------------
Total dividends                                          $ 48,750             $ 48,750             $ 97,500
                                                      ================     ================     ================

Results of Operations

Hotel revenue, which represents the revenue earned on the five hotels leased from the Company, increased $2,553,000, or 71%, to $6,137,000 for the six months ended June 30, 1997, from $3,584,000 for the six months ended June 30, 1996. This increase is primarily due to the acquisition of the San Antonio Hotel in August 1996 and the acquisition of the Scottsdale Hotel in February 1997.

Fee revenue and salary reimbursements of $1,113,000 represents the fees earned for managing two hotels and two resort condominium hotels. The decrease from the six months ended June 30, 1996, to the six months ended June 30, 1997, is primarily due to the change in ownership of one of the managed hotel properties (see discussion above) which resulted in GHG no longer managing this hotel as of April 1997.

The primary expenses associated with the leased hotels are room expenses, lease payments, sales and marketing and other operating expenses, including utilities, maintenance and insurance. All leased hotel expenses increased from the six months ended June 30, 1996, to the six months ended June 30, 1997, due to the acquisition of two hotels as discussed above.

The only direct expenses incurred in connection with the management of the two hotels and two resort condominium hotel properties are salaries and benefits which decreased $94,000 from the six months ended June 30, 1996, to the six months ended June 30, 1997. This decrease is primarily due to the change in ownership of one of the managed hotel properties (see discussion above) which resulted in GHG no longer managing this hotel as of April 1997.

General and administrative costs represent the overhead costs associated with administering the business of GHG. Such costs primarily consist of administrative salaries and benefits, rent, legal fees and accounting fees. These costs increased $59,000, or 13%, to $525,000 for the six months ended June 30, 1997, from $466,000 for the six months ended June 30, 1996. The increase is primarily due to higher salaries and benefits related to the growth of GHG.

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

This action alleges the same disclosure violations and breaches of fiduciary duty as were alleged in the Blumberg Action. The complaint sought injunctive relief, which was denied at a hearing on December 22, 1995. At that hearing, the court also deferred all further proceedings in this case until after the scheduled January 17, 1996 hearing in the Blumberg Action. Following several stipulated extensions of time for the Company to respond to the complaint, the Company filed a motion to dismiss the case. The Company has since withdrawn its motion to dismiss the case, and the court has entered a stipulated order staying the case pending final resolution of the Blumberg action.

It is management's position that the BEJ Action, and the objections to the settlement of the Blumberg Action, are without merit, and management intends to pursue a vigorous defense in both matters. However, given the inherent uncertainties of litigation, there can be no assurance that the ultimate outcome in these two legal proceedings will be in the Company's favor.

Item 2.      Changes in Securities

(c)  Sales of Unregistered Securities

In July 1997, the Company acquired the Centerstone Property for a total acquisition cost, including capitalized costs, of approximately $30.4 million. In connection with this acquisition, Glenborough Properties, L.P., a California limited partnership (the "Operating Partnership"), issued to CT Realty Corp. and RESCO, the sellers of the Centerstone Property, 275,000 units ("Units") of partnership interest in Glenborough Properties, L.P. (with an agreed per Unit value of $20.00, or an aggregate value of $5.5 million) as partial payment for the Centerstone Property. The balance of the acquisition cost was paid in cash. The Units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. The Units were issued by the Operating Partnership in reliance on the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended.

In April 1997, the Company acquired the E&L Properties for a total acquisition cost, including capitalized costs, of approximately $22.2 million. In connection with this acquisition, the Operating Partnership issued to seven partnerships as sellers of the E&L Properties, 352,197 Units (with an agreed per Unit value of $19.075, or an aggregate value of $6,718,158) as partial payment for the E&L Properties. The Units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. In addition, the Company issued to such seven partnerships 33,198 shares of Common Stock of the Company (with an agreed per share value of $19.075, or an aggregate value of $633,252) as partial payment for the E&L Properties. The balance of the acquisition cost was paid in cash. The Units and the shares of Common Stock were issued by the Operating Partnership and the Company, respectively, in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 4:      Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 15, 1997. The Stockholders voted to (i) elect five persons to serve as directors of the Company until the 1998 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, (ii) approve amendments to the Company's 1996 Stock Incentive Plan, and (iii) to ratify the retention of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

The stockholders' votes with respect to the election of directors were as follows:

                                       FOR                WITHHELD
                                    ----------            --------
     Robert Batinovich              10,066,825             71,200
     Andrew Batinovich              10,066,810             71,215
     Patrick Foley                  10,067,649             70,376
     Richard A. Magnuson            10,069,359             68,666
     Laura Wallace                  10,069,570             68,455

The stockholders' votes with respect to the approval of amendments to the Company's 1996 Stock Incentive Plan were as follows:

            FOR            AGAINST            ABSTAIN           NON-VOTE
         ---------        ---------          ---------         ----------
         8,948,640         834,532            124,823           230,030

The stockholders' votes with respect to the ratification of retention of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1997 were as follows:

            FOR                     AGAINST                ABSTAIN
         ----------                ---------              ---------
         10,053,440                 25,890                 58,695

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

             On July 15, 1997, the Company filed a report on Form 8-K with respect to the acquisition of the Centerstone Property.

             On July 15, 1997, the Company filed a report on Form 8-K with respect to the July 1997 Offering.

             On July 28, 1997, the Company filed a report on Form 8-K to provide certain additional ownership and operation information concerning the Company and the properties owned or managed by it as of June 30, 1997.

             On August 8, 1997, the Company filed a report on Form 8-K/A with respect to the acquisition of the Centerstone Property.

                                   SIGNATURES


Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      GLENBOROUGH REALTY TRUST INCORPORATED




                   By: Glenborough Realty Trust Incorporated,



Date:  August 14, 1997                   /s/ Andrew Batinovich
                                         Andrew Batinovich
                                         Director, Executive Vice President,
                                         Chief Operating Officer
                                         and Chief Financial Officer
                                         (Principal Financial Officer)





Date:  August 14, 1997                    /s/ Terri Garnick
                                          Terri Garnick
                                          Senior Vice President,
                                          Chief Accounting Officer,
                                          Treasurer
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.          Exhibit Title

4.0 Glenborough Realty Trust Incorporated 1996 Stock Incentive Plan (amended and restated as of March 20, 1997)

10.1 Purchase and Sale Agreement relating to the T. Rowe Price Realty Income Fund II acquisition

10.2 Purchase Agreement relating to the Centerstone Property acquisition

10.3                 Contribution Agreement relating to the Centerstone
                     Property acquisition

10.4                 Purchase Agreement relating to the CIGNA acquisition

10.5                 Unsecured Loan Agreement with Wells Fargo Bank, N.A.

27.1                 Financial Data Schedule

                      GLENBOROUGH REALTY TRUST INCORPORATED
                            1996 STOCK INCENTIVE PLAN
                   (amended and restated as of March 20, 1997)

     1. Purposes of the Plan. The purposes of this Stock Incentive Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants of the Company and its Related Entities and to promote the success of the Company's and its Related Entities' business.

     2. Definitions. As used herein, the following definitions shall apply:

               (a) "Administrator" means the Board or any of the Committees appointed to administer the Plan. All references to the "Committee" in any Award Agreement shall be deemed to refer to the Administrator.

               (b) "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 promulgated under the Exchange Act. All references to "Affiliates" in any Award Agreement issued prior to the date of adoption by the Board of this March 20, 1997 amendment and restatement of the Plan shall be deemed to refer to Parents and Subsidiaries.

               (c) "Applicable Laws" means the legal requirements relating to the administration of stock incentive plans, if any, under applicable provisions of federal securities laws, state corporate and securities laws, the Code, the rules of any applicable stock exchange or national market system, and the rules of any foreign jurisdiction applicable to Awards granted to residents therein.

               (d) "Award" means the grant of an Option, SAR, Dividend Equivalent Right, Restricted Stock, Performance Unit, Performance Share, or other right or benefit under the Plan. Award also includes all Options issued in 1996 notwithstanding any recital that the Option is intended to have been issued outside the terms of the Plan.

               (e) "Award Agreement" means the written agreement evidencing the grant of an Award executed by the Company and the Grantee, including any amendments thereto.

               (f) "Board" means the Board of Directors of the Company.

               (g) "Change in Control" means a change in ownership or control of the Company effected through either of the following transactions:

                    (i) the direct or indirect acquisition by any person or related group of persons (other than an acquisition from or by the Company or by a Company-sponsored employee benefit plan or by a person that directly or indirectly controls, is controlled by, or is under common control with, the Company) of beneficial ownership (within the meaning of

Rule 13d-3 of the Exchange Act) of securities possessing more than twenty percent (20%) of the total combined voting power of the Company's outstanding securities, or

                    (ii) a change in the composition of the Board over a period of thirty-six (36) months or less such that a majority of the Board members (rounded up to the next whole number) ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who are Continuing Directors.

               (h) "Code" means the Internal Revenue Code of 1986, as amended.

               (i) "Committee" means any committee appointed by the Board to administer the Plan.

               (j) "Common Stock" means the common stock of the Company.

               (k) "Company" means Glenborough Realty Trust Incorporated, a Maryland corporation.

               (l) "Consultant" means any person who is engaged by the Company or any Related Entity to render consulting or advisory services as an independent contractor and is compensated for such services.

               (m) "Continuing  Directors" means members of the Board who either
(i) have been Board  members  continuously  for a period of at least  thirty-six
(36) months or (ii) have been Board members for less than thirty-six (36) months and were elected or nominated for election as Board members by at least a majority of the Board members described in clause (i) who were still in office at the time such election or nomination was approved by the Board.

               (n) "Continuous Status as an Employee, Director or Consultant" means that the provision of services to the Company or a Related Entity in any capacity of Employee, Director or Consultant, is not interrupted or terminated. Continuous Status as an Employee, Director or Consultant shall not be considered interrupted in the case of (i) any approved leave of absence or (ii) transfers between locations of the Company or among the Company, its Related Entities, or any successor in any capacity of Employee, Director or Consultant. An approved leave of absence shall include sick leave, military leave, or any other authorized personal leave. For purposes of Incentive Stock Options, no such leave may exceed ninety (90) days, unless reemployment upon expiration of such leave is guaranteed by statute or contract.

               (o)   "Corporate   Transaction"   means  any  of  the   following
stockholder-approved transactions to which the Company is a party:

                    (i) a merger or consolidation in which the Company is not the surviving entity, except for a transaction the principal purpose of which is to change the state in which the Company is incorporated;

                    (ii) the sale, transfer or other disposition of all or substantially all of the assets of the Company (including the capital stock of the Company's subsidiary corporations) in connection with the complete liquidation or dissolution of the Company; or

                    (iii) any reverse merger in which the Company is the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger.

               (p) "Covered Employee" means an Employee who is a "covered employee" under Section 162(m)(3) of the Code.

               (q) "Director" means a member of the Board.

               (r) "Dividend Equivalent Right" means a right entitling the Grantee to compensation measured by dividends paid with respect to Common Stock.

               (s) "Employee" means any person, including an Officer or Director, who is an employee of the Company or a Related Entity. The payment of a director's fee by the Company shall not be sufficient to constitute "employment" by the Company.

               (t) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

               (u) "Fair Market Value" means, as of any date, the value of Common Stock determined as follows:

                    (i) Where there exists a public market for the Common Stock, the Fair Market Value shall be (A) the closing price for a Share for the last market trading day prior to the time of the determination (or, if no closing price was reported on that date, on the last trading date on which a closing price was reported) on the stock exchange determined by the Administrator to be the primary market for the Common Stock or the Nasdaq National Market, whichever is applicable or (B) if the Common Stock is not traded on any such exchange or national market system, the average of the closing bid and asked prices of a Share on the Nasdaq Small Cap Market for the day prior to the time of the determination (or, if no such prices were reported on that date, on the last date on which such prices were reported), in each case, as reported in The Wall Street Journal or such other source as the Administrator deems reliable; or

                    (ii) In the absence of an established market of the type described in (i), above, for the Common Stock, the Fair Market Value thereof shall be determined by the Administrator in good faith.

               (v) "Grantee" means an Employee, Director or Consultant who receives an Award under the Plan.

               (w) "Incentive Stock Option" means an Option intended to qualify as an incentive stock option within the meaning of Section 422 of the Code.

               (x) "Non-Employee Director" means a Director who is not an Officer.

               (y) "Non-Qualified Stock Option" means an Option not intended to qualify as an Incentive Stock Option.

               (z) "Officer" means a person who is an officer of the Company within the meaning of Section 16 of the Exchange Act and the rules and regulations promulgated thereunder.

               (aa) "Option" means a stock option granted pursuant to the Plan.

               (bb) "Parent" means a "parent corporation," whether now or hereafter existing, as defined in Section 424(e) of the Code.

               (cc)  "Performance  -  Based   Compensation"  means  compensation
qualifying as "performance-based compensation" under Section 162(m) of the Code.

               (dd) "Performance Shares" means Shares or an award denominated in Shares which may be earned in whole or in part upon attainment of performance criteria established by the Administrator.

               (ee) "Performance Units" means an award which may be earned in whole or in part upon attainment of performance criteria established by the Administrator and which may be settled for cash, Shares or other securities or a combination of cash, Shares or other securities as established by the Administrator.

               (ff) "Plan" means this 1996 Stock Incentive Plan, as amended and restated.

               (gg) "Related Entity" means any Parent, Subsidiary and any business, corporation, partnership, limited liability company or other entity in which the Company, a Parent or a Subsidiary holds an ownership interest, directly or indirectly, including but not limited to Glenborough Corporation, Glenborough Hotel Group, Glenborough Inland Realty Corporation, and Glenborough Properties, L.P.

               (hh) "Restricted Stock" means Shares issued under the Plan to the Grantee for such consideration, if any, and subject to such restrictions on transfer, rights of first refusal, repurchase provisions, forfeiture provisions, and other terms and conditions as established by the Administrator.

               (ii) "Rule 16b-3" means Rule 16b-3 promulgated under the Exchange Act or any successor thereto.

               (jj) "SAR" means a stock appreciation right entitling the Grantee to Shares or cash compensation, as established by the Administrator, measured by appreciation in the value of Common Stock.

               (kk) "Share" means a share of the Common Stock.

               (ll) "Subsidiary" means a "subsidiary corporation," whether now or hereafter existing, as defined in Section 424(f) of the Code.

               (mm) "Subsidiary Disposition" means the disposition by the Company of its equity holdings in any subsidiary corporation effected by a merger or consolidation involving that subsidiary corporation, the sale of all or substantially all of the assets of that subsidiary corporation or the Company's sale or distribution of substantially all of the outstanding capital stock of such subsidiary corporation.

     3. Stock Subject to the Plan.

               (a) Subject to the provisions of Section 10, below, commencing on November 15, 1996, the maximum aggregate number of Shares which may be issued pursuant to Awards shall be the greater of (i) one million one hundred forty thousand (1,140,000) Shares or (ii) eight percent (8%) of the number of Shares outstanding determined as of the day immediately following the most recent issuance of Shares or securities convertible into Shares; provided that the maximum aggregate number of Shares available for issuance under the Plan shall not be reduced. For purposes of calculating the number of outstanding Shares, all classes of securities of the Company and its Related Entities (including partnership units of Glenborough Properties, L.P.) that are convertible presently or in the future by the security holder into Shares or which may presently or in the future be exchanged for Shares pursuant to redemption rights or otherwise, shall be deemed to be outstanding Shares equal to the number of Shares into which the securities are convertible or redeemable presently or in the future. Notwithstanding the foregoing, subject to the provisions of Section 10, below, the maximum aggregate number of Shares available for grant of Incentive Stock Options shall be one million one hundred forty thousand (1,140,000) Shares, and such number shall not be subject to adjustment as described above. The Shares to be issued pursuant to Awards may be authorized, but unissued, or reacquired Common Stock.

               (b) If an Award expires or becomes unexercisable without having been exercised in full, or is surrendered pursuant to an Award exchange program, or if any unissued Shares are retained by the Company upon exercise of an Award in order to satisfy the exercise price for such Award or any withholding taxes due with respect to such Award, such unissued or retained Shares shall become available for future grant or sale under the Plan (unless the Plan has terminated). Shares that actually have been issued under the Plan pursuant to an Award shall not be returned to the Plan and shall not become available for future distribution under the Plan, except that if unvested Shares are forfeited, or repurchased by the Company at their original purchase price, such Shares shall become available for future grant under the Plan.

     4. Administration of the Plan.

               (a) Plan Administrator.

                    (i) Administration with Respect to Directors and Officers. With respect to grants of Awards to Directors or Employees who are also Officers or Directors of the Company, the Plan shall be administered by (A) the Board or
(B) a Committee designated by
the Board, which Committee shall be constituted in such a manner as to satisfy the Applicable Laws and to permit such grants and related transactions under the Plan to be exempt from Section 16(b) of the Exchange Act in accordance with Rule 16b-3. Once appointed, such Committee shall continue to serve in its designated capacity until otherwise directed by the Board. Subject to Rule 16b-3 and Applicable Laws, the Board may authorize one or more Officers to grant such Awards and may limit such authority as the Board determines from time to time.

                    (ii) Administration With Respect to Consultants and Other Employees. With respect to grants of Awards to Employees or Consultants who are neither Directors nor Officers of the Company, the Plan shall be administered by
(A) the Board or (B) a Committee designated by the Board, which Committee shall be constituted in such a manner as to satisfy the Applicable Laws. Once appointed, such Committee shall continue to serve in its designated capacity until otherwise directed by the Board. The Board may authorize one or more Officers to grant such Awards and may limit such authority as the Board determines from time to time.

                    (iii) Administration With Respect to Covered Employees. Notwithstanding the foregoing, grants of Awards to any Covered Employee intended to qualify as Performance-Based Compensation shall be made only by a Committee (or subcommittee of a Committee) which is comprised solely of two or more
Directors eligible to serve on a committee making Awards qualifying as Performance-Based Compensation. In the case of such Awards granted to Covered Employees, references to the "Administrator" or to a "Committee" shall be deemed to be references to such Committee or subcommittee.

                    (iv) Administration Errors. In the event an Award is granted in a manner inconsistent with the provisions of this subsection (a), such Award shall be presumptively valid as of its grant date to the extent permitted by the Applicable Laws.

               (b) Powers of the Administrator. Subject to Applicable Laws and the provisions of the Plan (including any other powers given to the Administrator hereunder), and except as otherwise provided by the Board, the Administrator shall have the authority, in its discretion:

                    (i) to select the Employees, Directors and Consultants to whom Awards may be granted from time to time hereunder;

                    (ii) to determine whether and to what extent Awards are granted hereunder;

                    (iii) to determine the number of Shares or the amount of other consideration to be covered by each Award granted hereunder;

                    (iv) to approve forms of Award Agreement for use under the Plan;

                    (v) to determine the terms and conditions of any Award granted hereunder;

                    (vi) to amend the terms of any outstanding Award granted under the Plan, including a reduction in the exercise price (or base amount on which appreciation is measured) of any Award to reflect a reduction in the Fair Market Value of the Common Stock since the grant date of the Award, provided that any amendment that would adversely affect the Grantee's rights under an outstanding Award shall not be made without the Grantee's written consent;

                    (vii) to construe and interpret the terms of the Plan and Awards granted pursuant to the Plan;

                    (viii) to establish additional terms, conditions, rules or procedures to accommodate the rules or laws of applicable foreign jurisdictions and to afford Grantees favorable treatment under such laws; provided, however, that no Award shall be granted under any such additional terms, conditions, rules or procedures with terms or conditions which are inconsistent with the provisions of the Plan; and

                    (ix) to take such other action, not inconsistent with the terms of the Plan, as the Administrator deems appropriate.

               (c)   Effect  of   Administrator's   Decision.   All   decisions,
determinations and interpretations of the Administrator shall be conclusive and binding on all persons.

     5. Eligibility. Awards other than Incentive Stock Options may be granted to Employees, Directors and Consultants. Incentive Stock Options may be granted only to Employees of the Company, a Parent or a Subsidiary. An Employee, Director or Consultant who has been granted an Award may, if otherwise eligible, be granted additional Awards. Awards may be granted to such Employees, Directors or Consultants who are residing in foreign jurisdictions as the Administrator may determine from time to time.

     6. Terms and Conditions of Awards.

               (a) Type of Awards. The Administrator is authorized under the Plan to award any type of arrangement to an Employee, Director or Consultant that is not inconsistent with the provisions of the Plan and that by its terms involves or might involve the issuance of (i) Shares, (ii) an Option, a SAR or similar right with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock or other securities issued by a Related Entity. Such awards include, without limitation, Options, SARs, sales or bonuses of Restricted Stock, Dividend Equivalent Rights, Performance Units or Performance Shares, and an Award may consist of one such security or benefit, or two or more of them in any combination or alternative.

               (b) Designation of Award. Each Award shall be designated in the Award Agreement. In the case of an Option, the Option shall be designated as either an Incentive Stock Option or a Non-Qualified Stock Option. However, notwithstanding such designation, to the extent that the aggregate Fair Market Value of Shares subject to Options designated as Incentive Stock Options which become exercisable for the first time by a Grantee during any calendar year (under all plans of the Company or any Parent or Subsidiary) exceeds $100,000, such excess Options, to the extent of the Shares covered thereby in excess of the foregoing limitation, shall be treated as Non-Qualified Stock Options. For this purpose, Incentive Stock Options shall be taken into account in the order in which they were granted, and the Fair Market Value of the Shares shall be determined as of the date the Option with respect to such Shares is granted.

               (c) Conditions of Award. Subject to the terms of the Plan, the Administrator shall determine the provisions, terms, and conditions of each Award including, but not limited to, the Award vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment (cash, Shares, or other consideration) upon settlement of the Award, payment contingencies, and satisfaction of any performance criteria. The performance criteria established by the Administrator may be based on any one of, or combination of, increase in share price, earnings per share, total stockholder return, return on equity, return on assets, return on investment, net operating income, cash flow, revenue, economic value added, personal management objectives, or other measure of performance selected by the Administrator. Partial achievement of the specified criteria may result in a payment or vesting corresponding to the degree of achievement as specified in the Award Agreement.

               (d) Deferral of Award Payment. The Administrator may establish one or more programs under the Plan to permit selected Grantees the opportunity to elect to defer receipt of consideration upon exercise of an Award, satisfaction of performance criteria, or other event that absent the election would entitle the Grantee to payment or receipt of Shares or other consideration under an Award. The Administrator may establish the election procedures, the timing of such elections, the mechanisms for payments of, and accrual of interest or other earnings, if any, on amounts, Shares or other consideration so deferred, and such other terms, conditions, rules and procedures that the Administrator deems advisable for the administration of any such deferral program.

               (e) Award Exchange Programs. The Administrator may establish one or more programs under the Plan to permit selected Grantees to exchange an Award under the Plan for one or more other types of Awards under the Plan on such terms and conditions as determined by the Administrator from time to time.

               (f) Separate Programs. The Administrator may establish one or more separate programs under the Plan for the purpose of issuing particular forms of Awards to one or more classes of Grantees on such terms and conditions as determined by the Administrator from time to time.

               (g) Individual Option and SAR Limit. The maximum number of Shares with respect to which Options and SARs may be granted to any Employee in any calendar year shall be five hundred thousand (500,000) Shares. The foregoing limitation shall be adjusted proportionately in connection with any change in the Company's capitalization pursuant to Section 10, below. To the extent required by Section 162(m) of the Code or the regulations thereunder, in applying the foregoing limitation with respect to an Employee, if any Option or SAR is canceled, the canceled Option or SAR shall continue to count against the maximum number of Shares with respect to which Options and SARs may be granted to the Employee. For this purpose, the repricing of an Option (or in the case of a SAR, the base amount on which the stock appreciation is calculated is reduced to reflect a reduction in the Fair Market Value of the Common Stock) shall be treated as the cancellation of the existing Option or SAR and the grant of a new Option or SAR.

               (h) Early Exercise. The Award may, but need not, include a provision whereby the Grantee may elect at any time while an Employee, Director or Consultant to exercise any part or all of the Award prior to full vesting of the Award. Any unvested Shares received pursuant to such exercise may be subject to a repurchase right in favor of the Company or to any other restriction the Administrator determines to be appropriate.

               (i) Term of Award. The term of each Award shall be the term stated in the Award Agreement, provided, however, that the term of an Incentive Stock Option shall be no more than ten (10) years from the date of grant thereof. However, in the case of an Incentive Stock Option granted to a Grantee who, at the time the Option is granted, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the Incentive Stock Option shall be five (5) years from the date of grant thereof or such shorter term as may be provided in the Award Agreement.

               (j) Transferability of Awards. Incentive Stock Options may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the Grantee, only by the Grantee; provided, however, that the Grantee may designate a beneficiary of the Grantee's Incentive Stock Option in the event of the Grantee's death on a beneficiary designation form provided by the Administrator. Other Awards shall be transferable to the extent provided in the Award Agreement.

               (k) Time of Granting Awards. The date of grant of an Award shall for all purposes be the date on which the Administrator makes the determination to grant such Award, or such other date as is determined by the Administrator. Notice of the grant determination shall be given to each Employee, Director or Consultant to whom an Award is so granted within a reasonable time after the date of such grant.

     7.  Award  Exercise  or  Purchase  Price,  Consideration,  Taxes and Reload
Options.

               (a) Exercise or Purchase Price. The exercise or purchase price, if any, for an Award shall be as follows:

                    (i) In the case of an Incentive Stock Option:

                         (A)  granted  to an  Employee  who,  at the time of the
grant of such Incentive Stock Option owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the per Share exercise price shall be not less than one hundred ten percent (110%) of the Fair Market Value per Share on the date of grant.

                         (B)  granted to any  Employee  other  than an  Employee
described in the preceding paragraph, the per Share exercise price shall be not less than one hundred percent (100%) of the Fair Market Value per Share on the date of grant.

                    (ii) In the case of Awards intended to qualify as Performance-Based Compensation, the exercise or purchase price, if any, shall be not less than one hundred percent (100%) of the Fair Market Value per Share on the date of grant.

                    (iii) In the case of other Awards, such price as is determined by the Administrator.

               (b) Consideration. Subject to Applicable Laws, the consideration to be paid for the Shares to be issued upon exercise or purchase of an Award including the method of payment, shall be determined by the Administrator (and, in the case of an Incentive Stock Option, shall be determined at the time of grant). In addition to any other types of consideration the Administrator may determine, the Administrator is authorized to accept as consideration for Shares issued under the Plan the following:

                    (i) cash;

                    (ii) check;

                    (iii) delivery of Grantee's promissory note with such recourse, interest, security, and redemption provisions as the Administrator determines as appropriate;

                    (iv) surrender of Shares or delivery of a properly executed form of attestation of ownership of Shares as the Administrator may require (including withholding of Shares otherwise deliverable upon exercise of the Award) which have a Fair Market Value on the date of surrender or attestation equal to the aggregate exercise price of the Shares as to which said Award shall be exercised (but only to the extent that such exercise of the Award would not result in an accounting compensation charge with respect to the Shares used to pay the exercise price unless otherwise determined by the Administrator); (v) delivery of a properly executed exercise notice together with such other documentation as the Administrator and the broker, if applicable, shall require to effect an exercise of the Award and delivery to the Company of the sale or loan proceeds required to pay the exercise price; or

                    (vi) any combination of the foregoing methods of payment.

               (c) Taxes. No Shares shall be delivered under the Plan to any Grantee or other person until such Grantee or other person has made arrangements acceptable to the

Administrator for the satisfaction of any foreign, federal, state, or local income and employment tax withholding obligations, including, without limitation, obligations incident to the receipt of Shares or the disqualifying disposition of Shares received on exercise of an Incentive Stock Option. Upon exercise of an Award, the Company shall withhold or collect from Grantee an amount sufficient to satisfy such tax obligations.

               (d) Reload Options. In the event the exercise price or tax withholding of an Option is satisfied by the Company or the Grantee's employer withholding Shares otherwise deliverable to the Grantee, the Administrator may issue the Grantee an additional Option, with terms identical to the Award Agreement under which the Option was exercised, but at an exercise price as determined by the Administrator in accordance with the Plan.

     8. Exercise of Award.

               (a) Procedure for Exercise; Rights as a Stockholder.

                    (i) Any Award granted hereunder shall be exercisable at such times and under such conditions as determined by the Administrator under the terms of the Plan and specified in the Award Agreement.

                    (ii) An Award shall be deemed to be exercised when written notice of such exercise has been given to the Company in accordance with the terms of the Award by the person entitled to exercise the Award and full payment for the Shares with respect to which the Award is exercised has been received by the Company. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing such Shares, no right to vote or receive dividends or any other rights as a stockholder shall exist with respect to Shares subject to an Award, notwithstanding the exercise of an Option or other Award. The Company shall issue (or cause to be issued) such stock certificate promptly upon exercise of the Award. No adjustment will be made for a dividend or other right for which the record date is prior to the date the stock certificate is issued, except as provided in the Award Agreement or Section 10, below.

               (b) Exercise of Award Following Termination of Employment, Director or Consulting Relationship.

                    (i) An Award may not be exercised after the termination date of such Award set forth in the Award Agreement and may be exercised following the termination of a Grantee's Continuous Status as an Employee, Director or Consultant only to the extent provided in the Award Agreement.

                    (ii) Where the Award Agreement permits a Grantee to exercise an Award following the termination of the Grantee's Continuous Status as an Employee, Director or Consultant for a specified period, the Award shall terminate to the extent not exercised on the last day of the specified period or the last day of the original term of the Award, whichever occurs first.

                    (iii) Any Award designated as an Incentive Stock Option to the extent not exercised within the time permitted by law for the exercise of Incentive Stock Options following the termination of a Grantee's Continuous Status as an Employee, Director or Consultant shall convert automatically to a Non-Qualified Stock Option and thereafter shall be exercisable as such to the extent exercisable by its terms for the period specified in the Award Agreement.

               (c) Buyout Provisions. The Administrator may at any time offer to buy out for a payment in cash or Shares, an Award previously granted, based on such terms and conditions as the Administrator shall establish and communicate to the Grantee at the time that such offer is made.

     9. Conditions Upon Issuance of Shares.

               (a) Shares shall not be issued pursuant to the exercise of an Award unless the exercise of such Award and the issuance and delivery of such Shares pursuant thereto shall comply with all Applicable Laws, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

               (b) As a condition to the exercise of an Award, the Company may require the person exercising such Award to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required by any Applicable Laws.

     10. Adjustments Upon Changes in Capitalization. Subject to any required action by the stockholders of the Company, the number of Shares covered by each outstanding Award, and the number of Shares which have been authorized for issuance under the Plan but as to which no Awards have yet been granted or which have been returned to the Plan, as well as the price per share of Common Stock covered by each such outstanding Award, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other similar event resulting in an increase or decrease in the number of issued shares of Common Stock. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason hereof shall be made with respect to, the number or price of Shares subject to an Award.

     11. Corporate Transactions/Changes in Control/Subsidiary Dispositions.

               (a) The Administrator shall have the authority, exercisable either in advance of any actual or anticipated Corporate Transaction, Change in Control or Subsidiary Disposition or at the time of an actual Corporate Transaction, Change in Control or Subsidiary Disposition and exercisable at the time of the grant of an Award under the Plan or any time while an Award remains outstanding, to provide for the full automatic vesting and exercisability of one or more outstanding unvested Awards under the Plan and the release from restrictions on transfer and repurchase or forfeiture rights of such Awards in connection with a Corporate Transaction, Change in Control or Subsidiary Disposition, on such terms and conditions as the Administrator may specify. The Administrator also shall have the authority to condition any such Award vesting and exercisability or release from such limitations upon the subsequent termination of the Continuous Status as an Employee or Consultant of the Grantee within a specified period following the effective date of the Change in Control or Subsidiary Disposition. The Administrator may provide that any Awards so vested or released from such limitations in connection with a Change in Control or Subsidiary Disposition, shall remain fully exercisable until the expiration or sooner termination of the Award. Effective upon the consummation of a Corporate Transaction, all outstanding Awards under the Plan shall terminate unless assumed by the successor company or its Parent.

               (b) In the event of a Corporate Transaction, each Award granted to Non-Employee Directors pursuant to the formula grant provisions of Section 6 of the Plan prior to this March 20, 1997 amendment and restatement of the Plan which is at the time outstanding under the Plan automatically shall become fully vested and exercisable and be released from any restrictions on transfer and repurchase or forfeiture rights, immediately prior to the specified effective date of such Corporate Transaction, for all of the Shares at the time represented by such Award. Effective upon the consummation of the Corporate Transaction, all outstanding Awards under the Plan shall terminate unless assumed by the successor company or its Parent.

               (c) In the event of a Change in Control (other than a Change in Control which also is a Corporate Transaction), each Award granted to Non-Employee Directors pursuant to the formula grant provisions of Section 6 of the Plan prior to this March 20, 1997 amendment and restatement of the Plan which is at the time outstanding under the Plan automatically shall become fully vested and exercisable and be released from any restrictions on transfer and repurchase or forfeiture rights, immediately prior to the specified effective date of such Change in Control, for all of the Shares at the time represented by such Award. Each such Award shall remain so exercisable until the expiration or sooner termination of the applicable Award term.

               (d) The portion of any Incentive Stock Option accelerated under this Section 11 in connection with a Corporate Transaction, Change in Control or Subsidiary Disposition shall remain exercisable as an Incentive Stock Option under the Code only to the extent the $100,000 dollar limitation of Section 422(d) of the Code is not exceeded. To the extent such dollar limitation is exceeded, the accelerated excess portion of such Option shall be exercisable as a Non-Qualified Stock Option.

     12. Term of Plan. The Plan shall terminate with respect to the grant of Incentive Stock Options on April 1, 2006 unless sooner terminated.

     13. Amendment, Suspension or Termination of the Plan.

               (a) The Board may at any time amend, suspend or terminate the Plan. To the extent necessary to comply with Applicable Laws, the Company shall obtain stockholder approval of any Plan amendment in such a manner and to such a degree as required.

               (b) No Award may be granted during any suspension of the Plan or after termination of the Plan.

               (c) Any amendment, suspension or termination of the Plan shall not affect Awards already granted, and such Awards shall remain in full force and effect as if the Plan had not been amended, suspended or terminated, unless mutually agreed otherwise between the Grantee and the Administrator, which agreement must be in writing and signed by the Grantee and the Company.

     14. Reservation of Shares.

               (a) The Company, during the term of the Plan, will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

               (b) The inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

     15. No Effect on Terms of Employment. The Plan shall not confer upon any Grantee any right with respect to continuation of employment or consulting relationship with the Company, nor shall it interfere in any way with his or her right or the Company's right to terminate his or her employment or consulting relationship at any time, with or without cause.

     16. Stockholder Approval. The Plan became effective when adopted by the Board on April 1, 1996, and was approved by the Company's stockholders on May 30, 1996. On March 20, 1997, the Board adopted and approved an amendment and restatement of the Plan to reflect the amendments promulgated by the Securities and Exchange Commission to Rule 16b-3 applicable to the Plan, to adjust the formula for determining the maximum aggregate number of Shares that may be issued pursuant to Awards by determining the number of Shares outstanding on the day immediately following the most recent issuance of Shares or securities convertible into Shares, to increase the aggregate maximum number of Shares that may be available for the grant of Incentive Stock Options, to permit the grant of Dividend Equivalent Rights, SARs, Performance Units and Performance Shares, to address the rules or laws of foreign jurisdictions applicable to Awards granted to residents therein, to permit Awards to include an early exercise provision, to increase the maximum number of Shares with respect to which Options and SARs may be granted to any Employee in any calendar year (such increase to be effective as of August 2, 1996), and to authorize the establishment under the Plan of separate programs for the grant of particular forms of Awards to one or more classes of Grantees, and programs to permit selected Grantees to elect to defer the receipt of consideration payable under an Award (collectively, the "Amendments"), subject to stockholder approval of the Amendments. Awards may be granted in reliance on the per employee maximum share increase and the formula increase, but no Award issued in reliance on such increases shall become exercisable unless and until the Amendments shall have been approved by the Company's stockholders. If such stockholder approval is not obtained, then the Awards previously granted in reliance on the Amendments shall terminate. None of the other Amendments shall be given effect until they shall have been approved by the Company's stockholders.

                           PURCHASE AND SALE AGREEMENT

                          AND JOINT ESCROW INSTRUCTIONS


                                       By
                                   And Between


                      T. ROWE PRICE REALTY INCOME FUND II,
        AMERICA'S SALES-COMMISSION-FREE REAL ESTATE LIMITED PARTNERSHIP,
                         a Delaware Limited Partnership

                                    As Seller


                                       And


                     GLENBOROUGH REALTY TRUST INCORPORATED,
                             a Maryland corporation

                                       And

                          GLENBOROUGH PROPERTIES, L.P.,
                        a California limited partnership

                                    As Buyer.


                                   Regarding:


                    1. Atlantic Industrial, Gwinnett Co., Georgia
                    2. Baseline Business Park, Tempe, Arizona
                    3. Bonnie Lane, Elk Grove Village, Illinois
                    4. Business Plaza, Fort Lauderdale, Florida
                    5. Coronado, Anaheim, California
                    6. Glenn Avenue, Wheeling, Illinois
                    7. Oakbrook Corner, Norcross, Georgia


                                   Dated As Of


                                 April 16, 1997

                           PURCHASE AND SALE AGREEMENT
                          AND JOINT ESCROW INSTRUCTIONS


     THIS PURCHASE AND SALE AGREEMENT AND JOINT ESCROW INSTRUCTIONS (the "Agreement") is entered into as of this ____ day of April, 1997, by and between
T. ROWE PRICE REALTY INCOME FUND II, AMERICA'S SALES-COMMISSION-FREE REAL ESTATE LIMITED PARTNERSHIP, a Delaware limited partnership ("Seller"), and GLENBOROUGH REALTY TRUST INCORPORATED, a Maryland corporation and GLENBOROUGH PROPERTIES, L.P., a California limited partnership (collectively, "Buyer").

                                 R E C I T A L S

     A. Seller owns those certain parcels of land described in Exhibit A attached hereto and made a part hereof, each of which is improved with a building or buildings and certain other improvements as more particularly set forth in this Agreement.

     B. Seller desires to sell, and Buyer desires to buy, the above described assets upon the terms and subject to the conditions set forth in this Agreement.

                                 A G R E M E N T

     NOW, THEREFORE, in consideration of the mutual promises and agreements contained in this Agreement and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties agree as follows:


                                   SECTION 1.

                                   DEFINITIONS

     1.1 Defined Terms

         "Approved Service Contracts" means the Service Contracts approved by Buyer pursuant to Section 5.4.

         "Assignment and Assumption of Tenant Leases" shall have the meaning set forth in Section 4.2.1.2.

         "Atlantic Property" means the portion of the Real Property described in Exhibit A as Atlantic Gwinnett Co., Georgia, together with the Personal Property located thereon and all Tenant Leases with respect thereto.

         "Baseline Property" means the portion of the Real Property described in Exhibit A as Baseline, Tempe, Arizona, together with the Personal Property located thereon and all Tenant Leases with respect thereto.

         "Bill of Sale" shall have the meaning set forth in Section 4.2.1.4.

         "Bonnie Lane Property" means the portion of the Real Property described in Exhibit A as Bonnie Lane, Elk Grove Village, Illinois, together with the Personal Property located thereon and all Tenant Leases with respect thereto.

         "Broker" shall have the meaning set forth in Section 10.

         "Building" means a building and related improvements located on the Land and all fixtures attached thereto (including but not limited to all HVAC equipment, elevators, and electrical, plumbing and mechanical systems).

         "Business Plaza Property" means the portion of the Real Property described in Exhibit A as Business Plaza, Fort Lauderdale, Florida, together with the Personal Property located thereon and all Tenant Leases with respect thereto.

         "Buyer's Counsel" Frank Austin and/or G.Lee Burns, Jr.

         "Buyer's Default" shall have the meaning set forth in Section 3.4.

         "Closing Agent" shall have the meaning set forth in Section 4.8.5.

         "Closing"  or "Close of  Escrow"  shall have the  meaning  set forth in
Section 4.7.2.

         "Closing Date" means the day on which the Closing occurs hereunder.

         "Coronado Property" means the portion of the Real Property described in Exhibit A as Coronado, Anaheim, California, together with the Personal Property located thereon and all Tenant leases with respect thereto.

         "Decision Date" shall have the meaning set forth in Section 7.1.3.

         "Deposit" means Two Hundred Eighty-Four Thousand Nine Hundred Eight and 20/100 Dollars ($284,908.20).

         "Determination Date" means the date upon which both: (i) the Investor Consent shall have been obtained and (ii) each of the Financial Due Diligence Period, the Environmental Due Diligence Period and the Title Due Diligence Period shall have expired.

         "Disapproved Exceptions" shall have the meaning set forth in Section 7.1.1.

         "Environmental Due Diligence Period" means the thirty (30) day period following the date upon which Buyer has received an ASTM Phase One environmental report with respect to the Real Property.

         "Environmental Reports" shall have the meaning set forth in Section 7.5.1.

         "Escrow" means an escrow opened with the Escrow Holder in accordance with the provisions of this Agreement for the sale of the Properties.

         "Escrow Holder" means the Title Company unless Buyer and Seller shall otherwise mutually agree.

         "Escrow Instructions" shall have the meaning set forth in Section 4.1.

         "Execution Date" means the date on which both Buyer and Seller shall have executed this Agreement and delivered a counterpart thereof to the other party.

         "Fairness Opinion" means an opinion of a recognized investment banker, appraiser or other qualified organization selected by Seller as to the fairness of the Purchase Price of the Properties as provided for under this Agreement.

         "Financial Due Diligence Period" means the period commencing on the Execution Date and ending on the date which is twenty (20) days thereafter.

         "General Assignment and Assumption Agreement" shall have the meaning set forth in Section 4.2.1.3.

         "Glenn Avenue Property" means the portion of the Real Property described in Exhibit A as Glenn Avenue, Wheeling, Illinois, together with the Personal Property located thereon and all Tenant Leases with respect thereto.

         "GPLP"  means  Glenborough  Properties,   L.P.,  a  California  limited
partnership.

         "Grant Deeds" shall have the meaning set forth in Section 4.2.1.1.

         "GRT"  means  Glenborough   Realty  Trust   Incorporated,   a  Maryland
corporation.

         "Insured Casualty Notice" shall have the meaning set forth in Section 12.1.

         "Intangible Property" means all of Seller's interest in and to all transferable (i) Licenses and Permits; (ii) development rights, land use rights, trademark rights, if any (but excluding the name "T. Rowe Price" or any derivative thereof) and other intangible property, rights, titles, interests, privileges and appurtenances and related to or used in connection with the Properties or any of them or their operation; (iii) warranties and guaranties of architects, engineers, contractors, subcontractors, suppliers or materialmen involved in the repair, construction, design, reconstruction or operation of the Properties or any of them; and (iv) Service Contracts.

         "Investor Consent" means the consent of the limited partners of Seller to the transactions contemplated hereby.

         "Land" means the land described on Exhibit A annexed hereto and made a part hereof.

         "Licenses and Permits" means all licenses, permits and entitlements of Seller obtained in connection with the design, construction, rehabilitation or operation of the Real Property and/or any portion thereof.

         "Major Tenant" means a Tenant leasing 10,000 square feet or more under a Tenant Lease.

         "Material Inaccuracies" means aggregate loss to Buyer resulting from inaccuracies in Seller's representation and warranties set forth in Section 6.2 in excess of Two Hundred Eigthy-Four Thousand Nine Hundred Eight and 20/100 Dollars ($284,908.20).

         "Non-Foreign  Person  Certificate"  shall have the meaning set forth in
Section 4.2.1.5.

         "Notice Period" shall have the meaning set forth in Section 7.3..

         "Oakbrook Corner Property" means the portion of the Real Property described in Exhibit A as Oakbrook Corner, Norcross, Georgia, together with the Personal Property located thereon and all Tenant Leases with respect thereto.

         "Past-Due Amounts" shall have the meaning set forth in Section 5.2.3.

         "Person"   means  any   natural   person,   partnership,   corporation,
association, limited liability company or any other legal entity.

         "Personal Property" means collectively the Tangible Personal Property and Intangible Property.

         "Preliminary Title Report" shall have the meaning set forth in Section 7.1.

         "Properties" means collectively the Atlantic Property, the Baseline Property, the Bonnie Lane Property, the Business Plaza Property, the Coronado Property, the Glenn Avenue Property and the Oakbrook Corner Property.

         "Property" means individually the Atlantic Property, the Baseline Property, the Bonnie Lane Property, the Business Plaza Property, the Coronado Property, the Glenn Avenue Property or the Oakbrook Corner Property.

         "Proration Time" means midnight (Eastern Daylight Savings Time) on the day immediately preceding the Closing Date.

         "Purchase Offer" shall have the meaning set forth in Section 9.4.

         "Purchase Offer Notice" shall have the meaning set forth in Section 9.4.1.

         "Purchase  Price"  means  Twenty-Eight   Million  Four  Hundred  Ninety
Thousand Eight Hundred Twenty Dollars ($28,490,820.00).

         "Real Property" means the Land, the Buildings and all rights, rights of way, easements, water or littoral rights, all rights to any minerals, oil, gas and other hydrocarbon substances, development rights and air rights appurtenant to or used in connection with the Land or any portion thereof and the Buildings located thereon, and Seller's right, title and interest in and to all streets, alleys, strips and gores abutting the Land.

         "Records and Plans" means all financial records showing income and expenses of the Buildings for the prior three calendar years and for the current year to date, Tenant files, certificates of occupancy, records of Building operations (including utility bills for the prior 12 months), the standard lease agreement used for the Buildings, all building plans, specifications and drawings, lists of Personal Property, surveys, tax bills for each Property for the last three years, copies of the Service Contracts (and correspondence related thereto) and other documents prepared or used in connection with the construction, maintenance, repair, management or operation of the Buildings in each case, to the extent in possession of Seller and/or LaSalle Advisors.

         "Released Parties" shall have the meaning set forth in Section 6.3.3.

         "Replacement Buyer" shall have the meaning set forth in Section 9.4.

         "Replacement  Contract"  shall  have the  meaning  set forth in Section
9.4.1.

         "Schedule of Leases" means the schedule of Tenant Leases set forth in Exhibit C annexed hereto and made a part hereof.

         "Scheduled Closing Date" means the first day which is a Tuesday and not a bank holiday and which is at least five (5) days after the last of each of the following: (i) the expiration of the Title Review Period (subject to any extension provided for in Section 7 to cure title defects); (ii) the expiration of the Environmental Due Diligence Period; (iii) the date upon which Seller receives the Investor Consent; and (iv) the delivery to Seller of a Fairness Opinion (if requested by Seller in accordance with the provisions of Section 8.4).

         "Schedule of Claims" shall have the meaning set forth in Section 6.2.4.

         "Seller Default" shall have the meaning set forth in Section 11.1.

         "Seller  Estoppel  Certificate"  shall  have the  meaning  set forth in
Section 9.1.1.

         "Seller's Counsel" means the law firm of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, acting through Robert J. Ivanhoe and/or Andrew E. Zobler.

         "Service Contracts" means any and all service contracts, landscaping contracts, equipment leases, maintenance agreements, open purchase orders and other contracts for the provision of services, materials or supplies to or for the benefit of the Properties and/or any of them, which are shown on the Schedule of Service Contracts set forth as Exhibit B annexed hereto and made a part hereof or which are entered into after the date of this Agreement and are either approved by Buyer in writing or are terminable by the owner of the applicable Property without cause and without payment or penalty on no more than 30 days notice.

         "Survey" shall have the meaning set forth in Section 7.1.

         "Tangible Personal Property" means (i) all Records and Plans (including a schedule of all equipment of Seller, if any, identified by model and serial number); and (ii) all depreciable personal property and all other tools, supplies, artwork, furniture, furnishings, machinery, equipment, licensed software and personal computer based security systems, if any, and other tangible personal property, in each case, owned or leased by Seller in connection with the ownership, operation or maintenance of the Properties and/or any of them.

         "Tenant" means a tenant leasing space in a Building pursuant to a Tenant Lease.

         "Tenant  Estoppel  Certificate"  shall  have the  meaning  set forth in
Section 9.1.1.

         "Tenant Lease" means a lease set forth on the Schedule of Leases.

         "Tenant  Notification  Letter"  shall  have the  meaning  set  forth in
Section 4.2.1.6.

         "Tenant Security Deposits" means all security deposits or other security of Tenants under the Tenant Leases.

         "Termination Option" shall have the meaning set forth in Section 9.4.

         "Title Company" means First American Title Insurance Company.

         "Title Policies" shall have the meaning set forth in Section 7.2.

         "Title Due Diligence Period" means the Title review period unless Buyer notifies Seller of any Disapproved Exceptions before the expiration of the Title Review Period, in which case the Title Due Diligence Period shall be extended until the Decision Date.

         "Title Review Period" means the twenty (20) day period following the date upon which Buyer has received Preliminary Title Reports from the Title Company with respect to the Real Property, together with a copy of the documents evidencing or creating the material exceptions to title specified on such Preliminary Title Reports and an updated Survey with respect to such Real Property, in each case, in accordance with the applicable provisions of Article 7.

         "To Seller's knowledge," means the actual knowledge of Mark B. Ruhe and Joseph P. Croteau, without any duty to investigate or inquire, and shall not mean information or material which may be in the possession of Seller generally or incidentally. No personal liability to Buyer based upon this Agreement, including but not limited to the warranties and representations contained in this Agreement, shall be created by this definition or any other provision of this Agreement.

         "Topping Fee" shall have the meaning set forth in Section 9.4.1.

         "Uninsured Casualty Notice" shall have the meaning set forth in Section 12.2.1.

         "Uninsured  Estimate  to Repair"  shall have the  meaning  set forth in
Section 12.2.1.

         "Work-in-Progress" shall have the meaning set forth in Section 8.2.2.


                                   SECTION 2.

                         PURCHASE AND SALE OF PROPERTIES

         On the terms and subject to the conditions of this Agreement, Seller agrees to sell the Properties to Buyer, and Buyer agrees to purchase the Properties from Seller and to assume all of Seller's obligations arising out of or relating to the Properties, all as hereinafter provided.


                                   SECTION 3.

          PURCHASE PRICE; PAYMENT; BUYER'S DEFAULT; LIQUIDATED DAMAGES

     3.1 Purchase Price. The purchase price for the Properties shall be the Purchase Price. Neither Buyer nor Seller shall be bound by any allocation of the Purchase Price among the Properties by the other for any purpose unless such party expressly agrees to be bound thereby.

     3.2 Payment. The Purchase Price shall be paid as follows:

         3.2.1 Upon the execution hereof, Buyer shall deliver to Escrow Holder, in cash or other immediately available funds, the Deposit to be held by Escrow Holder strictly in accordance with the provisions of this Agreement. If the Close of Escrow shall occur, Seller shall be entitled to receive the Deposit together with any interest accrued thereon as a credit against the Purchase Price.

         3.2.2 At least one (1) day prior to the Scheduled Closing Date, Buyer shall deliver to Escrow Holder in cash or other immediately available funds, an amount equal to (a) the Purchase Price plus (b) such additional amounts as are required to be paid by Buyer through the Escrow in accordance with the provisions hereof less an amount equal to (i) the Deposit and (ii) any other credits to which Buyer is entitled in accordance with the provisions hereof, including proration credits.

     3.3 Investment of Escrowed Funds. Escrow Holder shall invest and reinvest any funds deposited by Buyer in the Escrow only in bonds, notes, Treasury bills or other securities constituting direct obligations of, or fully guaranteed by, the United States of America (and provided, further, that such direct obligations or guarantees, as the case may be, are entitled to the full faith and credit of the United States of America) or such other investments as Buyer may direct and Seller may approve, until Escrow Holder is required to deliver or use such funds or any interest earned thereon in accordance with the provisions of this Agreement.

     3.4 Default by Buyer; Liquidated Damages.ed Damages

         3.4.1 IF BUYER BREACHES AN OBLIGATION UNDER THIS AGREEMENT AND FAILS TO CURE SUCH BREACH ON OR BEFORE THE EARLIER OF THE SCHEDULED CLOSING DATE OR THREE
(3) DAYS AFTER RECEIPT OF NOTICE FROM SELLER OR ESCROW HOLDER OF SUCH BREACH (EXCEPT THAT (i) NO NOTICE SHALL BE NECESSARY OR CURE PERIOD AVAILABLE TO BUYER FOR A FAILURE OF BUYER TO DEPOSIT THE PURCHASE PRICE WHEN REQUIRED UNDER SECTION
3.2 AND (ii) SUCH THREE (3) DAY PERIOD SHALL BE EXTENDED (BUT NOT BEYOND THE SCHEDULED CLOSING DATE) IF BUYER IS DILIGENTLY ATTEMPTING TO CURE SUCH DEFAULT) (A "BUYER DEFAULT"), THEN UPON UNILATERAL WRITTEN NOTICE OF TERMINATION (A "TERMINATION NOTICE") FROM SELLER TO BUYER AND ESCROW HOLDER, AND NOTWITHSTANDING ANY CONTRARY DEMAND OR INSTRUCTIONS OF BUYER OR ANY THIRD PARTY, THE ESCROW AND THIS AGREEMENT SHALL TERMINATE, AND ESCROW HOLDER SHALL IMMEDIATELY DISBURSE FROM THE ESCROW THE DEPOSIT TOGETHER WITH ALL INTEREST ACCRUED THEREON TO SELLER AS LIQUIDATED DAMAGES, WHICH SHALL BE SELLER'S SOLE REMEDY AT LAW OR IN EQUITY FOR THE BUYER DEFAULT.

         3.4.2 THE PARTIES  ACKNOWLEDGE  AND AGREE BY  INITIALING  THIS  SECTION
3.4.2 THAT IF A BUYER DEFAULT OCCURS AND IF, AS A RESULT OF SUCH BUYER DEFAULT, CLOSE OF ESCROW FAILS TO OCCUR ON OR BEFORE THE SCHEDULED CLOSING DATE, SELLER WILL INCUR CERTAIN COSTS AND OTHER DAMAGES IN AN AMOUNT THAT WOULD BE EXTREMELY DIFFICULT OR IMPRACTICAL TO ASCERTAIN; AND THE DEPOSIT BEARS A REASONABLE RELATIONSHIP TO THE DAMAGES WHICH THE PARTIES ESTIMATE MAY BE SUFFERED BY SELLER BY REASON OF SUCH FAILURE OF THE CLOSE OF ESCROW SO TO OCCUR AND THAT SELLER'S RETENTION OF THE DEPOSIT (WITH ALL INTEREST THEREON) IS FAIR AND REASONABLE COMPENSATION TO SELLER BY REASON OF SUCH FAILURE OF THE CLOSE OF ESCROW TO OCCUR.

INITIALS:           _________________________        _________________________
                       Seller                            Buyer

                                   SECTION 4.

                             ESCROW; CLOSING; COSTS

     4.1 Escrow. The purchase and sale of the Properties shall be consummated through the Escrow. Immediately upon the execution of this Agreement, the parties shall deposit a copy of this Agreement with Escrow Holder. This Agreement, together with any general provisions agreed to in writing by Buyer and Seller for the benefit of Escrow Holder shall constitute the escrow instructions for the transfer of the Properties (the "Escrow Instructions"). In the event of any conflict between this Agreement and such general provisions, this Agreement shall control unless otherwise expressly agreed in writing by Buyer, Seller and Escrow Holder. If any requirements relating to the duties or obligations of Escrow Holder are not acceptable to Escrow Holder, or if Escrow Holder requires additional instructions, the parties shall make such deletions, substitutions and additions to the Escrow Instructions as Buyer's Counsel and Seller's Counsel shall mutually approve and which do not substantially alter this Agreement or its intent. Written instructions from Seller's Counsel, in the case of Seller, or from Buyer's Counsel, in the case of Buyer, shall be accepted by Escrow Holder and shall be binding upon the party whose counsel gave such instructions to Escrow Holder.

     4.2 Seller's Deliveries to Escrow Holder.row Holder

         4.2.1 Seller shall deliver to Escrow Holder prior to the Scheduled Closing Date the following documents duly executed and, where applicable, acknowledged by Seller, each of which shall be undated and the delivery of each of which shall be a condition precedent to the Close of Escrow:

              4.2.1.1 Grant Deeds. A special warranty deed or limited warranty deed with respect to each portion of the Real Property in the form necessary to conform with the laws and practice of the states in which the Real Property is located (the "Grant Deeds").

              4.2.1.2 Assignment and Assumption of Tenant Leases. An Assignment and Assumption Agreement in the form of Exhibit D annexed hereto and made a part thereof pursuant to which Seller shall assign the Tenant Leases to Buyer and Buyer shall assume all of Seller's obligations thereunder modified to the extent required to conform to the laws and practice of the states in which the Real Property is located (the "Assignment and Assumption of Tenant Leases").

              4.2.1.3 General Assignment. An Assignment and Assumption Agreement in the form of Exhibit E annexed hereto and made a part thereof pursuant to which Seller shall assign to

Buyer all of Seller's right, title and interest in and to all of the Intangible Property (excluding all Service Contracts other than the Approved Service Contracts) relating to each of the Buildings and Seller shall assume all obligations thereunder (the "General Assignment and Assumption Agreement").

              4.2.1.4 Bill(s) of Sale. A Bill of Sale in the form of Exhibit F annexed hereto and made a part hereof conveying to Buyer all of the Tangible Personal Property located in each of the Buildings (the "Bill of Sale");

              4.2.1.5 Non-Foreign Person Certificate. A Non-Foreign Person Certificate in the form of Exhibit G annexed hereto and made a part hereof (the "Non-Foreign Person Certificate");

              4.2.1.6 Tenant Notification Letters. A letter from Seller to the Tenants respecting the transfer of each Building to Buyer in the form of Exhibit H annexed hereto and made a part hereof (the "Tenant Notification Letter"), which shall be duplicated for purposes of delivery to each Tenant;

              4.2.1.7 Transfer Tax Forms. Any statements, such as a transfer or conveyance tax forms or returns required by applicable state or local law to be executed by Seller in order to effect the Closing;

              4.2.1.8 Certified Rent Roll. A copy of the rent roll for the Properties certified by Seller and dated as of the Closing Date together with a delinquency report as of a date no more than five (5) days prior to the Closing Date;

              4.2.1.9 Certified Operating Statement. The most recent operating statement for the Properties certified by Seller;

              4.2.1.10 Estoppel Certificates. Tenant Estoppel Certificates and Seller Estoppel Certificates to the extent required to be delivered at the Closing in accordance with Section 9.1.1;

              4.2.1.11 Closing Certificate. A certification by Seller with respect to the representations and warranties set forth in Section 6.2 as of the Closing Date; and

              4.2.1.12 Other. Any other incidental documents, not otherwise expressly provided for herein, reasonably required by Buyer or the Escrow Holder to consummate the purchase and sale of the Properties, provided that such additional documents shall not give rise to any additional cost or liability to Seller and Seller is given written notice by Buyer or Escrow Holder of the requirement of such incidental documents within a reasonably sufficient time in advance of the Scheduled Closing Date.

     4.3 Buyer's Deliveries to Escrow Holder.row Holder

         4.3.1 Buyer shall deliver to Escrow Holder prior to the Scheduled Closing Date the funds as provided below and the following documents duly executed and where appropriate, acknowledged by Buyer or its designee, as applicable, each of which shall be undated and the delivery of each of which shall be a condition precedent to the Close of Escrow;

              4.3.1.1 Funds. The funds required by Section 3.2.2 of this Agreement to close hereunder;

              4.3.1.2 The Assignment and Assumption of Tenant Leases.

              4.3.1.3 The General Assignment and Assumption Agreement.

              4.3.1.4 Transfer Tax Forms. Any statements, such as a transfer or conveyance tax forms or returns required by applicable state or local law to be executed by Buyer in order to effect the closing; and

              4.3.1.5 Other. Any other incidental documents, not otherwise expressly provided for herein, reasonably required by Seller or the Escrow Holder to consummate the purchase and sale of the Properties, provided, that such additional documents shall not give rise to any additional cost or liability to Buyer and Buyer is given written notice by Seller or Escrow Holder of the requirement of such incidental documents within a reasonably sufficient time in advance of the Scheduled Closing Date.

     4.4 Seller's Deliveries to Buyer. After the Close of Escrow, Seller shall within two (2) business days deliver to Buyer the following documents, to the extent the same have not already been delivered:

         4.4.1 Tenant Leases/Tenant Deposits. The original Tenant Leases (or if not available, the best available copies), and the originals of tenant deposits which are evidenced by letters of credit or escrow agreements and if necessary to enable Buyer to realize or draw upon same, consents of the applicable Tenants and/or financial institutions or replacement letters of credit or escrow agreements in favor of Buyer (Seller shall promptly following the Execution Date provide Buyer written notice of any Tenant Leases with respect to which Seller does not have an original in its possession);

         4.4.2 Service Contracts. The originals, or, if not available, the best available copies of the Service Contracts.

         4.4.3 Licenses and Permits. The originals, or, if not available, the best available copies of the Licenses and Permits; and

         4.4.4 Records and Plans. The originals, or, if not available, the best available copies of the Records and Plans.

     4.5 Possession. Seller shall deliver the keys and possession to the Properties to Buyer at the Close of Escrow free and clear of all leases, tenancies and occupancies, except for the Tenants under the Tenant Leases (including their assignees, subtenants or licensees) and any rights of occupancy granted in the Permitted Exceptions (defined in Section 7.1.3) and subject to the Approved Service Contracts.

     4.6 Evidence of Authorization. At the Close of Escrow, each party shall deliver to the other party evidence in form and content reasonably satisfactory to the other party and the Title Company that (a) the party is duly organized and validly existing under the laws of the state of its organization and has the power and authority to enter into this Agreement, (b) this Agreement and all documents delivered pursuant hereto have been duly executed and delivered by the party, and (c) the performance by the party of its obligations under this Agreement have been duly authorized by all necessary corporate, partnership or other action.

     4.7 Close of Escrow. of Escrow

         4.7.1 The Escrow shall close on or before the Scheduled Closing Date.

         4.7.2 Provided that Escrow Holder has not received from either party written notice of the failure of any condition precedent specified in Section 9 to the obligations of such party (or any previous such notice has been withdrawn), then when the parties have each deposited into the Escrow the documents and funds required by this Agreement and the Title Company can issue the Title Policies at the Close of Escrow, Escrow Holder shall perform the following actions (collectively, "Close of Escrow" or "Closing"):

              4.7.2.1 Prepare an Escrow closing statement for the transaction for approval by Seller and Buyer prior to the Close of Escrow;

              4.7.2.2 Insert the Closing Date as the date of any undated document to be delivered through Escrow;

              4.7.2.3 Cause each of the Grant Deeds to be recorded in the respective land records of the state and county in which the Property which it is conveying is located;

              4.7.2.4  Deliver  to Buyer (a) the  documents
deposited into the Escrow for delivery to Buyer at the Close of Escrow, and (b) any funds deposited by Buyer in excess of the amount required under this Agreement to be paid by Buyer (including amounts payable by Buyer for Escrow Holder's fees and expenses);

              4.7.2.5 Deliver to Seller (a) all sums to be received by Seller from Buyer through the Escrow at the Close of Escrow less (i) all amounts to be paid by Seller for Escrow Holder's fees and expenses and (ii) all amounts paid by Escrow Holder in satisfaction of liens and encumbrances on the Real Property pursuant to the written instruction of Seller, and (b) the documents deposited into the Escrow for delivery to Seller at the Close of Escrow;

              4.7.2.6 Cause the Title Policies to be issued by the Title Company and delivered to Buyer; and

              4.7.2.7 Mail the Tenant Notification Letter to the Tenants by certified mail, return receipt requested.

     4.8 Costs of Escrow. Costs of the Escrow shall be allocated as follows:

         4.8.1 Buyer and Seller shall each pay one-half (1/2) of the fees of Escrow Holder.

         4.8.2 Seller shall pay for the cost of providing the Surveys required to be delivered in accordance with the provisions of Section 7.1.

         4.8.3 Seller shall pay nineteen thousand dollars ($19,000) toward any transfer taxes or recording fees payable in connection with the conveyance of the Properties and/or the recording of the Grand Deeds and Buyer and Seller shall each pay one-half (1/2) of any such transfer taxes and recording fees in excess of nineteen thousand dollars ($19,000).

         4.8.4 Buyer and Seller shall each pay one-half (1/2) of the cost of obtaining the basic ALTA coverage under the Title Policies for the Properties and the cost of any additional coverage and/or endorsements shall be paid by Buyer.

         4.8.5 If the Close of Escrow fails to occur on or before the Scheduled Closing Date other than as a result of a default hereunder by either party, including, without limitation, as a result of a failure of a condition precedent set forth in Section 9, the Escrow fees (including, without limitation, Escrow cancellation fees) shall be borne equally between Buyer and Seller.

         4.8.6 If the Close of Escrow fails to occur as a result of a default hereunder by either party, the costs incurred through Escrow (including, without limitation, Escrow cancellation fees) shall be borne by the defaulting party.

         4.8.7 Pursuant to '6045 of the Internal Revenue and Taxation Code, Escrow Holder shall be designated the "Closing Agent" hereunder and shall be solely responsible for complying with the Tax Reform Act of 1986 with regard to the reporting of all settlement information to the Internal Revenue Service.

     4.9 Other Costs. Each party shall pay all of its own legal, accounting and consulting fees and other costs and expenses incurred in connection with this Agreement.

     4.10 Maintenance of Confidentiality by Escrow Holder. Except as may otherwise be required by law or by this Agreement, Escrow Holder shall maintain in strict confidence and not disclose to anyone the existence of the Escrow, the identity of the parties thereto, the amount of the Purchase Price, the provisions of this Agreement or any other information concerning the Escrow or the transactions contemplated hereby, without the prior written consent of Buyer and Seller.


                                   SECTION 5.
                    PRORATIONS AND ASSUMPTION OF OBLIGATIONS

     5.1 General. All income, receivables, expenses and payables of the Property hereafter described in this Section 5 shall be apportioned equitably between the parties as of the Proration Time in accordance with the provisions of this
Section 5 (based upon the number of days in a 365 day year).

     5.2 General and Specific Prorations.Prorations

         5.2.1 The following items shall be apportioned:

              5.2.1.1 Rent, additional rent and other sums and charges payable under the Tenant Leases, parking fees, parking validation coupons and any other payments actually received from Tenants;

              5.2.1.2 Transferable annual permits, licenses, and/or inspection fees, if any;

              5.2.1.3 Utility charges with respect to the Property (or any of them) levied against Seller or the Properties (or any of them) and the value of fuel stored on the Properties (or any of them) at Seller's cost therefor. Seller shall use its best efforts to cause all utilities furnished to the Properties, including, but not limited to, electricity, gas, water and sewer, along with any fuel storage tanks to be read the day prior to the Proration Time.

              5.2.1.4 Payments made for the period in which the Close of Escrow occurs under the Service Contracts;

              5.2.1.5 Permitted administrative charges, if any, on Tenant Security Deposits.

         5.2.2 Real and personal property taxes, assessments and special district levies shall be prorated for the tax fiscal year in which the Closing Date occurs on the basis of the then most current available tax bills, Seller being charged through the day prior to the Closing Date and Buyer with the Closing Date and thereafter.

         5.2.3 Except as hereinafter provided in this Section 5, if at Closing there are any rents, additional rents, other sums or charges owed by Tenants past due or other receivables with respect to the Properties or any of them (collectively, the Past-Due Amounts"), Seller shall receive a credit to Seller's account in the amount equal to ninety percent (90%) of all such amounts past due; provided, that the maximum credit to Seller pursuant to this Section 5.2.3 shall not exceed an amount equal to $5000 for Past -Due Amounts with respect to any one Property. On or before the Closing, Seller shall certify the amount of the Past-Due Amounts to Buyer. If any rental payments or other Past-Due Amounts are received by Seller after the Closing, Seller shall promptly remit such rental or other payments directly to Buyer or its designee. Buyer shall retain any Past-Due Amounts it collects after the Close of Escrow.

         5.2.4 Buyer shall be credited and Seller shall be debited for the economic value of any "free rent" with respect to any Tenant Leases for the period following the Closing Date.

         5.2.5 Subject to the provisions of Section 8.2.1, Seller shall be credited and Buyer shall be debited for any amounts paid by or invoiced to Seller for tenant improvement work, leasing commissions and legal fees, in each case, with respect to any Tenant Lease entered into after the Execution Date in accordance with the provisions of this Agreement.

         5.2.6 Escalation charges, additional rents, reimbursements, percentage rent payments or other revenues under the Tenant Leases shall be apportioned as of the Closing Date between Buyer and Seller based upon the allocation thereof equally over the period to which they are attributable.

         5.2.7 Security Deposits, plus accrued interest, if any, payable thereon to Tenants, and any other deposit less permitted administrative charges shall be credited or assigned to Buyer.

         5.2.8 There shall be no post-closing adjustments. Any dispute between Buyer and Seller with respect to any prorations hereunder shall be resolved by KPMG/Peat Marwick on or prior to the Closing Date and any such determination shall be binding upon the parties. The fees and charges of KPMG/Peat Marwick in connection with resolving any such dispute shall be paid one-half (2) by Buyer and one-half (2) by Seller.

     5.3 Tenant Leases. At the Close of Escrow, pursuant to the Assignment and Assumption of Tenant Leases, Buyer shall assume all of the obligations of Seller under the Tenant Leases as of the Proration Time, including, without limitation, tenant improvement obligations of landlord thereunder.

     5.4 Service Contracts and Other Intangible Property. At the Close of Escrow, Seller shall assign to Buyer, pursuant to the terms of the General Assignment and Assumption Agreement, all right, title and interest of Seller in and to the Approved Service Contracts and other Intangible Property, and Buyer shall assume all of the obligations of Seller under the Approved Service Contracts arising from and after the Close of Escrow. The term "Approved Service Contracts" shall mean all Service Contracts that Buyer elects to assume by written notice to Seller on or prior to the Scheduled Closing Date subject to the provisions of Section 8.2.2 regarding Service Contracts that Buyer is obligated to assume as provided therein. Seller shall cancel any Service Contracts (other than the Approved Service Contracts) on or prior to the Closing Date. Buyer shall protect, hold harmless, indemnify and defend Seller from any and all claims, expenses (including, without limitation, reasonable attorneys fees and costs), liabilities and obligations under the Service Contracts attributable to the period from and after the Closing Date.


                                   SECTION 6.

              REPRESENTATIONS AND WARRANTIES; CONDITION OF PROPERTY

     6.1 Of Buyer. As an inducement to Seller to enter into this Agreement, Buyer hereby represents, warrants and covenants to Seller as follows:

         6.1.1 Power and Authority. GRT is a corporation duly organized and validly existing under the laws of the State of Maryland. GPLP is a limited partnership duly organized and validly existing under the laws of the State of California. Buyer has the power and authority to carry on its present business, to enter into this Agreement and to consummate the transactions herein contemplated; neither the execution and delivery hereof by Buyer nor the performance by Buyer of Buyer's obligations hereunder will violate or constitute an event of default under any material terms or material provisions of any agreement, document, instrument, judgment, order or decree to which Buyer is a party or by which Buyer is bound.

         6.1.2 Authorization; Valid Obligation. All proceedings required to be taken by or on behalf of Buyer to authorize Buyer to make, deliver and carry out the terms of this Agreement have been or will be duly taken prior to the Scheduled Closing Date. No consent to the execution, delivery and performance of this Agreement is required from any partner, board of directors, shareholder, creditor, investor, judicial or administrative body, governmental authority or other person, other than any such consent which already has been unconditionally given. The individuals executing this Agreement and the documents referenced herein on behalf of Buyer have the legal power, right and actual authority to bind Buyer to the terms and conditions hereof. This Agreement is a valid and binding obligation of Buyer enforceable in accordance with its terms, except as the same may be affected by bankruptcy, insolvency, moratorium or similar laws, or by legal or equitable principles relating to or limiting the rights of contracting parties generally.

         6.1.3 Confidentiality. Buyer shall hold as confidential all information concerning Seller or the Properties disclosed in connection with this transaction and Buyer shall not, prior to the Close of Escrow, release any such information relating to Seller or the Properties to third parties without Seller's prior written consent, except pursuant to a court order requiring such release or as otherwise may be required by law. Buyer shall provide written notice to Seller prior to the time it makes disclosure of any information with respect to the transaction contemplated hereby pursuant to any obligation it has under the law to disclose this Agreement, the transactions contemplated hereby or otherwise in order to permit Seller to take appropriate legal action to prohibit or limit such disclosure. Seller hereby gives its consent to Buyer's disclosure of information relating to the Properties to its lenders and financial partners to the extent reasonably necessary in order to obtain such lenders' and/or partners' participation in the contemplated transaction and to Buyer's disclosure of information relating to the Properties to Buyer's consultants and contractors, in each instance to the extent reasonably necessary to verify information given to Buyer by Seller or otherwise to carry out the purposes of this Agreement, provided, however, that prior to disclosing any information to such lenders, financial partners, consultants and contractors, Buyer shall first obtain their written agreement for the benefit of Seller that they shall hold as confidential all such information.

     6.2 Of Seller. As an inducement to Buyer to enter into this Agreement, Seller, represents, warrants and covenants to Buyer as follows:

         6.2.1 Regarding Seller's Authority.

              6.2.1.1 Seller is a limited partnership duly organized and validly existing under the laws of the State of Delaware. Seller has the power and authority to enter into this Agreement and, subject to obtaining the Investor Consent and to the extent deemed necessary or desirable by Seller, the Fairness Opinion, to sell the Properties on the terms set forth in this Agreement. The execution and delivery hereof and the performance by Seller of its obligations hereunder, will not violate or constitute an event of default under any material terms or material provisions of any agreement, document, instrument, judgment, order or decree to which Seller is a party or by which Seller is bound.

              6.2.1.2 The individuals executing this Agreement and the documents referenced herein on behalf of Seller have the legal power, right and actual authority to bind Seller to the terms and conditions hereof. This Agreement is a valid and binding obligation of Seller, enforceable in accordance with its terms, except as the same may be affected by bankruptcy, insolvency, moratorium or similar laws, or by legal or equitable principles relating to or limiting the rights of contracting parties generally.

         6.2.2 Tenant Leases._) There are no leases which will affect any Property or any portion thereof following the Close of Escrow, except the Tenant Leases set forth on the Schedule of Leases. To Seller's knowledge, the rent roll and delinquency report attached as Exhibit I annexed hereto and made a part hereof is true and correct in all material respects as of the date thereof. To Seller's knowledge, no outstanding notice of default has been delivered by Seller or received by Seller with respect to any Tenant Lease except as set forth in the Schedule of Leases. All of the Tenant Security Deposits are described on Exhibit I.

         6.2.3 Service Contracts. There are no service contracts which will affect or be obligations of Buyer relating to the Properties or any of them following the Close of Escrow, other than the Service Contracts.

         6.2.4 Claims. To Seller's knowledge, there is no pending litigation, condemnation or claims threatened in writing (whether or not asserted) with respect to the Property other than as set forth in Exhibit J annexed hereto and made a part hereof (the "Schedule of Claims").

         6.2.5 Employees. Seller does not employ any persons at any of the Buildings.

         6.2.6  Compliance  with Laws.  To  Seller's  knowledge,

Seller has not received written notice from any party, including, without limitation, from any municipal, state, federal or other governmental authority, of violation of any zoning, building, fire, water, use, health, environmental or other statute, ordinance, code or regulation which has not been heretofore corrected or disclosed in writing to Buyer.

         6.2.7 Hazardous Materials. To Seller's knowledge, except as may be set forth in the Environmental Reports, (a) the Properties are not being investigated by any governmental authority and (b) Seller has received no written notice, in each case, respecting the violation of any federal, state or local law, ordinance or regulation relating to industrial hygiene or to the environment.

         6.2.8 Brokerage Agreements. To Seller's knowledge, except as expressly permitted by this Agreement, there are no brokerage, commission or other agreements related to the Tenant Leases which will be binding upon Buyer.

     6.3 Purchase As Is

         6.3.1 Prior to the Closing Date, Buyer will be afforded access to the Records and Plans and to other information readily available to Seller with respect to the Properties and will have an opportunity to review and analyze the same. Seller has made no representations or warranties as to the accuracy or completeness of such information except as expressly set forth herein.

         6.3.2 THE PURCHASE PRICE REFLECTS THE FACT THAT THE PROPERTIES ARE BEING PURCHASED BY BUYER ON AN "AS IS," "WHERE IS" AND "WITH ALL FAULTS" BASIS. BUYER HEREBY WAIVES AND RELINQUISHES ALL RIGHTS AND PRIVILEGES ARISING OUT OF, OR WITH RESPECT OR IN RELATION TO, ANY REPRESENTATIONS, WARRANTIES OR COVENANTS, WHETHER EXPRESS OR IMPLIED, WHICH MAY HAVE BEEN MADE OR GIVEN, OR WHICH MAY BE DEEMED TO HAVE BEEN MADE OR GIVEN, BY SELLER, EXCEPT FOR THOSE REPRESENTATIONS, WARRANTIES AND COVENANTS SET FORTH EXPRESSLY IN THIS AGREEMENT. EXCEPT AS EXPRESSLY PROVIDED IN THIS AGREEMENT, BUYER HEREBY FURTHER ACKNOWLEDGES AND AGREES THAT WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE ARE EXCLUDED FROM THE TRANSACTION CONTEMPLATED HEREBY, AS ARE ANY WARRANTIES ARISING FROM A COURSE OF DEALING OR USAGE OF TRADE, AND THAT THE SELLER HAS NOT WARRANTED, AND DOES NOT HEREBY WARRANT, THAT THE PROPERTIES NOW OR IN THE FUTURE WILL MEET OR COMPLY WITH THE REQUIREMENTS OF ANY LAW, CODE OR REGULATION OF ANY APPLICABLE GOVERNMENTAL AUTHORITY OR JURISDICTION. EXCEPT AS EXPRESSLY PROVIDED IN THIS AGREEMENT, WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, BUYER HEREBY ASSUMES ALL RISK AND LIABILITY (AND AGREES THAT SELLER SHALL NOT BE LIABLE FOR ANY SPECIAL, DIRECT, INDIRECT, CONSEQUENTIAL, OR OTHER DAMAGES) RESULTING OR ARISING FROM OR RELATING TO THE OWNERSHIP, USE, CONDITION,
LOCATION,  MAINTENANCE,  REPAIR  OR  OPERATION  OF  THE

PROPERTIES. EXCEPT AS EXPRESSLY PROVIDED IN THIS AGREEMENT, BUYER ACKNOWLEDGES AND AGREES THAT THE SALE PROVIDED FOR HEREIN IS MADE WITHOUT ANY WARRANTY BY SELLER AS TO THE NATURE OR QUALITY OF THE PROPERTIES; THE DEVELOPMENT POTENTIAL OF THE PROPERTIES; THE PRIOR HISTORY OF OR ACTIVITIES ON THE PROPERTIES; THE QUALITY OF LABOR AND/OR MATERIALS INCLUDED IN ANY OF THE BUILDINGS; THE FITNESS OF THE PROPERTIES FOR AND/OR THE SOIL CONDITIONS EXISTING AT THE PROPERTIES FOR ANY PARTICULAR PURPOSE OR DEVELOPMENT POTENTIAL; THE PRESENCE OR SUSPECTED PRESENCE OF HAZARDOUS WASTE OR SUBSTANCES ON, ABOUT, OR UNDER THE PROPERTIES OR THE BUILDINGS; OR THE ZONING OR OTHER LEGAL STATUS OF THE PROPERTIES. EXCEPT AS SPECIFICALLY SET FORTH IN THIS AGREEMENT, NO PERSON ACTING ON BEHALF OF SELLER IS AUTHORIZED TO MAKE, AND BY THE EXECUTION HEREOF BUYER HEREBY ACKNOWLEDGES THAT NO PERSON HAS MADE, ANY REPRESENTATION, AGREEMENT, STATEMENT, WARRANTY, GUARANTY OR PROMISE REGARDING THE PROPERTIES, OR THE TRANSACTION CONTEMPLATED HEREIN, OR REGARDING THE ZONING, CONSTRUCTION, PHYSICAL CONDITION OR OTHER STATUS OF THE PROPERTIES, AND NO REPRESENTATION, WARRANTY, AGREEMENT, STATEMENT, GUARANTY OR PROMISE, IF ANY, MADE BY ANY PERSON ACTING ON BEHALF OF SELLER WHICH IS NOT CONTAINED HEREIN SHALL BE VALID OR BINDING UPON SELLER. SELLER HAS OBTAINED THE ENVIRONMENTAL REPORTS FOR BUYER AS AN ACCOMMODATION AND MAKES NO REPRESENTATION OR WARRANTY WITH RESPECT TO SUCH ENVIRONMENTAL REPORTS WHATSOEVER, NOR SHALL SELLER HAVE ANY LIABILITY WHATSOEVER TO SELLER WITH RESPECT TO SUCH ENVIRONMENTAL REPORTS OR THE ADEQUACY THEREOF.

         6.3.3 Except for any breach of the representation and warranty set forth in Section 6.2.7, Buyer waives its right to recover from Seller and its affiliates, limited partners, general partners and officers, directors, partners, shareholders, employees, agents, representatives and attorneys of any of the foregoing (collectively, "Released Parties") any and all damages, losses, liabilities, costs or expenses whatsoever (including attorneys' fees, court costs and litigation expenses) and claims therefor, whether direct or indirect, known or unknown, foreseen or unforeseen, which may arise on account of or in any way growing out of or connected with the physical or environmental condition of the Properties (including the improvements thereon) or any law or regulation applicable thereto, including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, including the Superfund Amendments and Reauthorization Act of 1986, (42 U.S.C. Sections 9601 et seq.), the Resources Conservation and Recovery Act of 1976, (42 U.S.C. Sections 6901 et seq.), the Clean Water Act, (33 U.S.C. Sections 466 et seq.), the Safe Drinking Water Act, (14 U.S.C. Sections 1401-1450), the Hazardous Materials Transportation Act, (49 U.S.C. Sections 1801 et seq.), the Toxic Substance Control Act, (15 U.S.C. Sections 2601-2629), the Georgia Hazardous Site Response Act (Code 1981, Section 12-8-90 enacted by G.A.L. 1992, p. 2234 ' 5) and the Florida Resource Recovery and Management Act, Section 403.701, et seq., and the Pollutant Spill Prevention and Control Act, Section 376.011-

376.17 and 376.19-376.21 Florida Statutes.

     6.4 Survival. Buyer and Seller each hereby covenants and agrees with the other that the representations and warranties of Buyer and Seller (as the case may be) set forth in Section 6.1.1, Section 6.1.2 and Section 6.2.1 shall survive the Close of Escrow without limitation as to duration. Unless earlier terminated as provided in the following sentence, the remaining warranties and representations of Seller set forth in Section 6.2 shall survive the Close of Escrow until the earlier of (a) the date which is ninety (90) days following the Closing Date and (b) October 31, 1997. The representations and warranties of Seller with respect to a Tenant Lease shall terminate upon receipt by Buyer of a Tenant Estoppel Certificate in accordance with the provisions of Section 9.1.1 with respect to such Tenant Lease.

     6.5 Public Filings. Buyer is deemed to be of notice with respect to any matter set forth in Seller's public filings with the Securities and Exchange Commission.

     6.6 Radon RADON IS A NATURALLY OCCURRING RADIOACTIVE GAS, THAT, WHEN IT HAS ACCUMULATED IN A BUILDING IN SUFFICIENT QUANTITIES, MAY PRESENT HEALTH RISKS TO PERSONS WHO ARE EXPOSED TO IT OVER TIME. LEVELS OF RADON THAT EXCEED FEDERAL AND STATE GUIDELINES HAVE BEEN FOUND IN BUILDINGS IN FLORIDA. ADDITIONAL INFORMATION REGARDING RADON AND RADON TESTING MAY BE OBTAINED FROM YOUR COUNTY PUBLIC HEALTH UNIT. [NOTE: THIS PARAGRAPH IS PROVIDED FOR INFORMATIONAL PURPOSES PURSUANT TO
SECTION 404.056(8), FLORIDA STATUES, (1988).]


                                   SECTION 7.

         DUE DILIGENCE; TITLE TO THE REAL PROPERTY: PERMITTED EXCEPTIONS

     7.1 Buyer's Review of Title. As soon as reasonably possible after the Execution Date, Seller shall cause to be delivered to Buyer (i) a current preliminary title report or commitment for title insurance issued by the Title Company showing the condition of title to each Property (each, a "Preliminary Title Report") together with a copy of all documents evidencing or creating the exceptions to title referenced therein and (ii) a current ALTA survey with respect to each portion of the Real Property, certified to Buyer and the Title Company, meeting all state land survey requirements (each a "Survey").

         7.1.1 Buyer shall deliver to Seller written notice of Buyer's disapproval of any of the matters shown on any Preliminary Title Report or Buyer's disapproval of any of the matters shown on any Survey (those disapproved title and survey matters as so identified by Buyer during the Title Review Period are hereafter called the "Disapproved Exceptions"). Buyer's failure to provide such notice on or before the expiration of the

Title Review Period shall irrevocably constitute Buyer's approval of the title matters reflected in the Preliminary Title Reports and the matters shown on the Surveys.

         7.1.2 If Buyer timely notifies Seller of any Disapproved Exceptions before the expiration of the Title Review Period, Seller shall notify Buyer in writing within ten (10) days of receipt of the notice of the Disapproved Exceptions that: (a) Seller will remove such Disapproved Exceptions on or before Closing; or (b) Seller will not remove any or certain specified Disapproved Exceptions. Seller shall not be obligated to remove any Disapproved Exceptions except to the extent provided in Section 7.3 with respect to monetary liens. Seller's failure to give a notice as to any Disapproved Exceptions strictly in accordance with the provisions of this Section 7.1.2, shall constitute Seller's statement that it will not agree to remove such Disapproved Exceptions (other than a monetary lien which shall be subject to the provisions of Section 7.3).

         7.1.3 If Seller does not provide Buyer with written notice of its agreement to remove any Disapproved Exceptions, Buyer shall have the right to terminate this Agreement in accordance with the provisions of this Section 7.1.3 by delivery of written notice of termination on or before the date that is ten
(10) days after the receipt by Seller of Buyer's notice with respect to the Disapproved Exceptions (the "Decision Date"), as Buyer's sole and exclusive remedy. Buyer's failure to provide such notice of termination on or before the Decision Date shall constitute Buyer's withdrawal of its disapproval and Buyer's acceptance of the Disapproved Exceptions. In the case of Buyer's acceptance (or deemed acceptance) of any Disapproved Exceptions, Seller shall have no obligation to remove or otherwise address such Disapproved Exceptions. If Buyer elects to terminate this Agreement pursuant to this Section 7.1.3, Escrow Holder shall deliver the Deposit to Buyer together with all interest thereon and this Agreement and the Escrow shall be deemed terminated; provided, however, if such election by Buyer is made after the expiration of the Financial Due Diligence Period and the Disapproved Exception with respect to which such termination is based does not materially reduce the value of the applicable Property, Seller shall be entitled to receive from Escrow Holder one-half of the Deposit, together with all interest accrued thereon and one-half of the Deposit together with interest thereon shall be delivered from Escrow Holder to Buyer. Except for any (i) Disapproved Exceptions which Seller agrees to remove in accordance with the preceding provisions of this Section 7.1.3 and (ii) monetary liens which Seller is obligated to remove pursuant to Section 7.3, the standard pre-printed exceptions together with the matters shown by the Preliminary Title Report and Survey shall be deemed "Permitted Exceptions" for all purposes under this Agreement.

     7.2 Title  Insurance  Policy.  Buyer's title to the Real

Property shall be insured by one or more ALTA extended coverage owner's policies of title insurance (10-17-70) (collectively, the "Title Policies") issued by the Title Company, insuring fee title to the Real Property vested in Buyer, subject only to the Permitted Exceptions together with such customary endorsements as requested by Buyer (provided, that no such endorsements shall require Seller to indemnify the Title Company or otherwise expose Seller to liability).

     7.3 Monetary Liens. Seller shall be obligated subject to the provisions of this Section 7.3 to remove any monetary liens upon the Real Property or any portion thereof of an ascertainable amount identified by Buyer as a Disapproved Exception in accordance with the foregoing provisions of this Article 7 in the case of any lien recorded prior to the date of issuance of the applicable Preliminary Title Report, or identified by Buyer promptly following discovery thereof in the case of any lien recorded after such date, other than (a) any lien for taxes or assessments which are not yet due and payable and (b) mechanics liens with respect to work in progress. If Seller diligently commences to cure a monetary lien upon notice thereof by Buyer and thereafter diligently proceeds to perfect such cure, then this Agreement shall continue in full force and effect and the Closing Date shall be adjusted accordingly until such monetary lien is removed of record. If Seller is unable to cure such objections using reasonable efforts, then this Agreement shall terminate upon ten (10) days notice from Seller to Buyer and Escrow Holder (the "Notice Period"), and Escrow Holder shall return the Deposit plus all interest earned thereon to Buyer, and this Agreement and the Escrow will be deemed terminated. Notwithstanding the foregoing, however, Purchaser may waive any title defect (including any monetary lien) that Seller is unable or chooses not to cure at any time during the Notice Period, and upon receipt by Seller of such waiver from Buyer, this Agreement shall remain in full force and effect with no reduction in the Purchase Price.

     7.4 Financial Due Diligence. On or prior to the date hereof, Seller has made available to Buyer all of its Records and Plans with respect to the Properties. Buyer shall have the right to terminate this Agreement upon notice to Seller and Escrow Holder at any time during the Financial Due Diligence Period. If Seller elects to terminate this Agreement during the Financial Due Diligence Period by delivery of such notice during the Financial Due Diligence Period, Escrow Holder shall promptly return the Deposit to Buyer together with all interest accrued thereon.

     7.5 Environmental Due Diligence Investigation.estigation

         7.5.1 Seller at Seller=s sole cost and expense shall provide Buyer with an ASTM Phase One Environmental Report (collectively, the AEnvironmental
Reports@) with respect to each portion of the Real Property as soon as practicable after the Execution Date. Buyer shall, during the Environmental Due Diligence Period, review, analyze and evaluate the Environmental Reports and at its sole option may upon notice to Seller and Escrow Holder during the Environmental Due Diligence Period terminate this Agreement.

         7.5.2 Subject to the provisions of Section 7.5.3, if Buyer elects to terminate this Agreement during the Environmental Due Diligence Period by delivery of such notice during the Environmental Due Diligence Period, Escrow Holder shall promptly return one-half (1/2) of the Deposit to Buyer together with all interest accrued thereon and shall disburse one-half (1/2) of the Deposit to Seller together with all interest accrued thereon.

         7.5.3 If Buyer elects to terminate this Agreement during the Environmental Due Diligence Period on account of an environmental liability at a Property, then, in such event, if Buyer and Seller agree to continue this Agreement in full force and effect and to remove the applicable Property from the Properties to be conveyed hereunder, then, in such event, notwithstanding the provisions of Section 7.5.2, the entire Deposit shall continue to be held by the Escrow Holder in accordance with the provisions of this Agreement.

                                   SECTION 8.

                               INTERIM ACTIVITIES

     8.1 Entry on Properties to Inspect.to Inspect

         8.1.1 Buyer and its agents shall have the right to enter on and inspect the Properties prior to the Close of Escrow, subject to the rights of tenants under the Tenant Leases and others claiming through or under Tenants. Nothing herein shall authorize any subsurface testing or drilling on the Properties by Buyer or its agents unless specifically approved by Seller in accordance with the provisions of this Article 8. All inspection fees, appraisal fees, engineering fees and other expenses of any kind relating to the inspection of the Properties by Buyer will be solely Buyer's expense except for the Environmental Reports which shall be paid for by Seller. Any additional investigation recommended by the Environmental Reports shall be conducted at Buyer's sole cost and expense in accordance with the provision of this Article
8. Seller hereby reserves the right to have a representative present at the time of making any such inspection or performing any test. At least two (2) days prior to Seller's proposed entry on any Property, Buyer shall: (a) notify Seller of intention to enter a Property to conduct an inspection thereof and the proposed date and time of such entry (Buyer and its agents may enter only on the dates and at the times contained in such notices, and Seller shall have the right (i) to have one or more of its agents or representatives accompany Buyer and its agents at all times while Buyer or its agents are on any Property and
(ii) to reasonably approve the date and time of entry); (b) provide Seller copies of any work plans for any physical testing for Seller's prior written approval, which work plan Seller may modify, limit or disapprove in its reasonable discretion; and (c) provide Seller with a certificate of insurance from Buyer's agents inspecting such Property (from an insurance carrier reasonably acceptable to Seller) evidencing the existence of (i) commercial general liability insurance, in an amount not less than $1,000,000 combined limits for any injuries, deaths or property damage sustained as a result of any one accident or occurrence, (ii) worker's compensation insurance at statutory limits, and (iii) employer's liability insurance in an amount not less than $1,000,000 for each accident, disease per employee and disease policy limit. The commercial general liability insurance shall name Seller as an additional insured. Any Buyer's agent which conducts environmental inspections of any Property shall also provide evidence of environmental liability insurance of not less than $1,000,000. In addition, Buyer and Buyer's agents waive any claims against Seller (except to the extent caused by the gross negligence, intentional misconduct or intentional material omission of Seller) for any injury to persons or damage to property arising out of any inspection or physical testing, including any damage to the tools and equipment of Buyer and Buyer's agents, all of which shall be brought on the Properties at the sole risk and responsibility of Buyer and Buyer's agents. Buyer shall not meet with or contact any Tenant without Seller's consent and a representative of Seller shall have the right to be present at any such meetings.

         8.1.2  Buyer  shall  indemnify,   protect  and  hold

Seller, and its affiliates and limited partners, general partners and officers, shareholders, partners, directors, employees, agents and contractors of any of the foregoing harmless from any and all injuries, losses, liens, claims, judgments, liabilities, costs, expenses or damages (including reasonable attorneys' fees and court costs) which result from or arise out of any activities or omissions of Buyer or its representatives in, on or about the Property at any time prior to the Close of Escrow.

         8.1.3 Buyer agrees to keep the Properties free from any liens arising out of any work performed, materials furnished or obligations incurred by or on behalf of Buyer or Buyer's Agents with respect to any inspection or physical testing of the Properties. If any such lien shall at any time be filed, Buyer shall cause the same to be discharged of record within twenty (20) days after receiving notice thereof by satisfying the same or, if Buyer in its discretion and in good faith determines that such lien should be contested, by recording a bond or having such lien insured over.

         8.1.4 Buyer shall, at its sole cost and expense, comply with all applicable federal, state and local laws, statutes, rules, regulations, ordinances, or policies in conducting any inspection and physical testing of the Properties.

         8.1.5 Buyer, shall, at its sole cost and expense, clean up and repair the Properties, in whatever manner necessary, after Buyer's or Buyer's agents, entry thereon so that the Properties shall be returned to the same condition that existed prior to Buyer's or Buyer's agents, entry thereon.

         8.1.6 Seller shall promptly be provided with a copy of any and all information, materials and data that Buyer and/or Buyer's agents discover, obtain or generate in connection with or resulting from its inspection and work under this Section 8.1.

         8.1.7 Buyer's obligations under this Section 8.1 shall survive the close of Escrow and/or the termination of this Agreement.

     8.2 Operation of Properties through the Close of Escrow. During the period from the Execution Date through the earlier of (i) the Close of Escrow or (ii) termination of this Agreement pursuant to any provision hereof, no material obligations of the Tenants or conditions in favor of Seller shall be waived, no rent (except for security deposits) shall be accepted more than 30 days in advance, no approval of any assignment or subletting shall be given (except where Seller's consent is not to be unreasonably withheld or similar criteria for approval exists), and no other material agreements affecting the Properties or any of them will be entered into by Seller, without the prior written consent of Buyer, which consent shall not be unreasonably withheld or delayed.

         8.2.1 No Modifications of Service Contracts, Leases. The Tenant Leases and the Approved Service Contracts will not be materially modified, terminated or extended (e.g., a modification, termination or extension having an economic effect upon the Properties and/or the owner thereof in excess of $50,000), without the prior written consent of Buyer, which consent will not be unreasonably withheld, delayed or conditioned. Prior to the expiration of the Environmental Due Diligence Period and the Title Review Period, Seller may enter into, renew, extend or modify a lease notwithstanding Buyer's failure to approve such lease, renewal, extension or modification; provided, that, in the event Seller elects to enter into any such lease, renewal, extension or modification, Seller, shall, notwithstanding any provision to the contrary in Section 5, be charged with all tenant improvement costs of landlord, leasing commissions and legal costs with respect thereto unless Buyer approves such lease, renewal, extension or modification. Seller shall provide Buyer with notice of any proposed lease, renewal, extension or modification which notice shall set forth all material terms thereof. If Buyer fails to respond to Seller's notice within three (3) days of receipt thereof, the lease, renewal, extension or modification described in Seller's notice shall be deemed approved by Buyer for all purposes under this Agreement.

         8.2.2 Work in Progress and Alterations. Exhibit K annexed hereto and made a part hereof contains a description of the construction work by Seller which is in progress on the Properties as of the date of this Agreement if any (the "Work-in-Progress"). Upon the Close of Escrow, all assignable contracts for the design and construction of the Work-in-Progress will be deemed to be Approved Service Contracts, which will be assigned to and assumed by Buyer. Except for the Work-in-Progress, no alterations to the physical condition of the Land or costing in excess of an aggregate amount of $50,000 will be made without the prior written consent of Buyer, which consent shall not be unreasonably withheld or delayed. Seller shall obtain any necessary permits required for the Work-in-Progress and shall comply with all applicable laws in carrying out the Work-in-Progress;

         8.2.3 Operations and Services. Unless interrupted by fire or other casualty, or by another cause beyond the control of Seller, the Buildings will be operated in substantially the manner in which they were operated on the Execution Date and all services with respect to the Properties that are now required to be provided will be provided, in order to operate the Buildings. Seller shall perform all of its material obligations under the Tenant Leases and the Service Contracts;

         8.2.4 Maintenance. All services necessary to maintain and keep the Real Property and Tangible Personal

Property (including mechanical equipment of every kind used in the operation thereof) in substantially the same condition as it is on the Execution Date, except for reasonable wear and tear, casualty and condemnation, will be provided;

         8.2.5  Insurance   Policies.   All  existing   insurance  policies  (or
replacements thereof) affecting the Properties or any portion thereof will be kept in full force and effect through the Close of Escrow;

         8.2.6 Termination of Management Contract. Seller shall terminate all property management agreements with respect to each Property effective as of the Closing Date.

     8.3 Investor Consent. Seller shall use all reasonable efforts to obtain the Investor Consent promptly following the Execution Date.

     8.4 Fairness Opinion. Seller shall use all reasonable efforts to obtain a Fairness Opinion promptly following the Execution Date it if decides that such opinion is necessary or advisable in connection with the transactions contemplated hereby.


                                   SECTION 9.

                         CONDITIONS PRECEDENT TO CLOSING

     9.1 Conditions Precedent to Buyer's Obligations. The Close of Escrow and the obligation of Buyer to purchase the Properties is subject to the satisfaction, not later than the Scheduled Closing Date, of the following conditions:

         9.1.1 Estoppel Certificates. Buyer shall have received (a) from ninety percent (90%) or more of the Major Tenants, an estoppel certificate materially in the form attached as Exhibit L annexed hereto and made a part hereof (the "Tenant Estoppel Certificate") or, if a form of estoppel is described in or attached to a Tenant Lease, in such form and (b) from Seller, with respect to any of the remaining Major Tenants, an estoppel certificate materially in the form attached as Exhibit M annexed hereto and made a part hereof (the "Seller Estoppel Certificate").

         9.1.2 No Material Changes. There shall have been no casualty or condemnation for which Buyer has elected to terminate this Agreement pursuant to
Section 12 or 13 of this Agreement;

         9.1.3 Seller's Deliveries. Seller shall have delivered the items described in Section 4.2 and shall be prepared to deliver the items described in
Section 4.4;

         9.1.4 Title Policies. The Title Company shall be unconditionally prepared (subject only to payment of all necessary title insurance premiums and other charges) to issue to Buyer the Title Policies;

         9.1.5 Representations, Warranties and Covenants of Seller. There shall not be any Material Inaccuracies in Seller's representations and warranties set forth in Section 6.2 as of the Close of Escrow;

         9.1.6 Seller Performance. Seller shall have performed in all material respects all of the obligations of Seller under this Agreement, to the extent required to be performed at or prior to the Close of Escrow;

     The conditions set forth in this Section 9.1 are solely for the benefit of Buyer and may be waived only by Buyer. Buyer shall at all times have the right to waive any condition. Any such waiver or waivers shall be in writing and shall be delivered to Seller and Escrow Holder. Neither Seller nor Buyer shall act or fail to act for the purpose of permitting or causing any condition to fail. Nothing contained in this Agreement shall require Seller to bring any suit or other proceeding or, except as otherwise expressly required by this Agreement, to pay any substantial sum, to satisfy any of said conditions.

     9.2 Conditions Precedent to Seller's Obligations. The Close of Escrow and Seller's obligation with respect to the transactions contemplated by this Agreement are subject to the satisfaction, not later than the Scheduled Closing Date, of the following conditions:

         9.2.1 Funds and Documents. Buyer shall have delivered to Escrow Holder, prior to the Scheduled Closing Date, for disbursement as directed by Seller, all cash or other immediately available funds due from Buyer in accordance with
Section 4 of this Agreement and the documents described in Section 4.3;

         9.2.2 Representations, Warranties and Covenants of Buyer. Buyer's representations and warranties set forth in Section 6.1 of this Agreement shall be true and correct as of the Close of Escrow;

         9.2.3 No Material Changes. There shall have been no casualty for which Seller has elected to terminate this Agreement pursuant to Section 12.2;

         9.2.4 Consent of Investors. Seller shall have received the Investor Consent;

         9.2.5 Fairness Opinion. Seller shall have received the Fairness Opinion if Seller has proceeded to obtain such

Fairness Opinion in accordance with the provisions of Section 8.4.

     9.3 Failure of Condition. Except as otherwise provided in this Agreement, if the Escrow fails to close on the Scheduled Closing Date for any reason whatsoever, including, without limitation, a failure of a condition precedent set forth in this Section 9, either Buyer or Seller, if not then in default under this Agreement, may terminate the Escrow and this Agreement upon notice to the other; and, thereupon:

         9.3.1 This Agreement and the Escrow shall terminate.

         9.3.2 The costs of the Escrow through the Scheduled Closing Date shall be governed by Section 4.8.3;

         9.3.3 All monies paid into the Escrow and all documents deposited in the Escrow shall be returned to the party paying or depositing the same together with interest earned thereon; and

         9.3.4 Each party shall be released from all obligations under this Agreement except for the obligations that are expressly stated to survive the termination of this Agreement.

     9.4 Additional Offers. In the event that, prior to the Scheduled Closing Date, Seller shall receive from an unaffiliated third party (a "Replacement Buyer") a bona fide offer (any such offer, a "Purchase Offer") for the purchase of the Properties, Seller shall have the option (the "Termination Option") to terminate this Agreement in accordance with the provisions of this Section 9.4.

         9.4.1 In the event that Seller has received a Purchase Offer which Seller desires to accept, Seller shall send Buyer a notice (the "Purchase Offer Notice") informing Buyer that it has received a Purchase Offer and that it is in good faith negotiating a definitive agreement with the Replacement Buyer (the "Replacement Contract") regarding the purchase and sale of the Properties. If Seller and Replacement Buyer shall enter into the Replacement Contract prior to the Determination Date, this Agreement shall automatically terminate and Escrow Agent shall promptly deliver to Buyer the Deposit together with all interest earned thereon. If no Replacement Contract has been entered into prior to the Determination Date, this Agreement shall continue in full force and effect without any modification under or pursuant to this Section 9.4. When and if a closing occurs under a Replacement Contract, Seller shall promptly pay to Buyer a sum (the "Topping Fee") equal to Six Hundred Thousand Dollars ($600,000.00).

         9.4.2 Notwithstanding anything to the contrary contained herein, Seller covenants and agrees that it shall not actively seek out or solicit any Purchase Offer without Buyer's prior written consent, provided, however, Seller may negotiate in good faith with any Person who submits an unsolicited Purchase Offer.

         9.4.3 The provisions of Section 9.4 shall survive the termination of the Agreement.


                                   SECTION 10.

                                     BROKER

         Buyer and Seller each represent and warrant to the other that it has not dealt with any broker, finder or other middleman in connection with this Agreement or the transactions contemplated hereby, except for ROBERT A. STANGER & CO., INC. ("Broker"), and that no other broker, finder, middleman or other person has claimed or has the right to claim a commission, finder's fee or other brokerage fee in connection with this Agreement or the transactions contemplated hereby. Buyer shall pay any commission due to Broker pursuant to a separate agreement between Buyer and Broker and shall indemnify, protect, defend and hold harmless Seller from any claims made by Broker. Each party shall indemnify, protect, defend and hold the other party harmless from and against any costs, claims or expenses (including actual attorneys' fees and expenses), arising out of the breach by the indemnifying party of any of its representations, warranties or agreements contained in this Section 10. The representations and obligations under this Section 10 shall survive the Close of Escrow, or, if the Close of Escrow does not occur, the termination of this Agreement.


                                   SECTION 11.

                          REMEDIES FOR SELLER'S DEFAULT

     11.1 Buyer's Remedies in General.in General

         11.1.1 A default by Seller in the performance of its obligations under this Agreement discovered by Buyer on or before the Close of Escrow shall not entitle Buyer to terminate this Agreement or refuse to close Escrow, unless (a) Buyer notified Seller of such default immediately upon its discovery by Buyer,
(b) such default is not cured by Seller on or before the Scheduled Closing Date, and (c) such uncured default when considered together with any other such uncured defaults materially and adversely affects the (i) value of any one Building by an amount equal to or in excess of One Hundred Thousand and xx/100 Dollars ($100,000.00) and/or (ii) value of all of the Buildings by an amount equal to or in excess of Seven Hundred

Thousand and xx/100 Dollars ($700,000.00) (a "Seller Default"). If Buyer shall discover prior to the Close of Escrow any default in any of Seller's obligations under this Agreement, Buyer shall promptly notify Seller thereof, and Seller shall have until the Scheduled Closing Date to cure the default. If there shall be any default by Seller discovered by Buyer prior to the Close of Escrow and not cured by the Scheduled Closing Date and such default (when combined with any other such uncured defaults) constitutes a Seller Default, then Buyer may elect not to close Escrow, in which case Buyer's sole right and remedy shall be (i) to terminate this Agreement and receive back the Deposit, together with all interest earned thereon and (ii) a reimbursement from Seller of its reasonable out of pocket expenses in connection with this Agreement up to One Hundred Five Thousand and xx/100 Dollars ($105,000.00). If Buyer elects to close Escrow notwithstanding the existence of any default by Seller, Buyer shall have the right to specific performance of this Agreement and to an adjustment of the Purchase Price if such default constitutes a Seller Default. Buyer shall have no right to any action at law or equity with respect to a Seller default hereunder (including a Seller Default) except as expressly provided in this Section 11.1.1.

         11.1.2 If the Close of Escrow occurs, Buyer shall not have the right to commence any action in law or in equity for damages or otherwise against Seller for any default or alleged default of Seller's under this Agreement first discovered by Buyer after the Close of Escrow, or otherwise recover against Seller, whether by cross-complaint, counterclaim, offset or otherwise, for such default or alleged default, unless such default relates to a matter expressly surviving the Close of Escrow and, in such event such claim must be made prior to the earlier of (a) October 31, 1997 and (b) ninety (90) days following the Closing Date.

                                   SECTION 12.

                    DAMAGE TO OR DESTRUCTION OF THE PROPERTY

     12.1 Insured Casualty.d Casualty

         12.1.1 If, prior to the Close of Escrow, all or any portion of the Buildings or any one of them, is damaged or destroyed, whether by fire or other insured casualty, Seller shall promptly notify Buyer of such damage or destruction and of the good-faith estimate of a reputable licensed contractor selected by Seller and reasonably approved by Buyer of the cost to repair the damage and Seller's good-faith belief that such casualty is insured (the "Insured Casualty Notice"). If such estimated cost to repair to Seller for any Building or Buildings constituting a single Property is in excess of One Hundred Thousand and xx/100 Dollars ($100,000.00), Buyer may be released from its obligation to purchase such Property by delivering to Seller written notice of Buyer's intent to do so within ten (10) days after the date Buyer receives the Insured Casualty Notice. In such event, (a) this Agreement shall continue in full force and effect with respect to each other Property and (b) the Purchase Price shall be reduced by an amount equal to the market value of the damaged Property one day prior to the date of the casualty under Seller's casualty insurance policy then in effect.

         12.1.2 If the casualty is insured, and (i) the estimated cost of repair to Seller for any Building or Buildings constituting a single Property is One Hundred Thousand and xx/100 Dollars ($100,000.00) or less, or (ii) the estimated cost of repair to Seller exceeds One Hundred Thousand and xx/100 Dollars ($100,000.00) but Buyer elects not to terminate this Agreement in accordance with this Section 12.1, then the Escrow and this Agreement shall remain in full force and effect, the Closing shall occur on or before the Scheduled Closing Date, and Seller shall assign to Buyer, as a condition precedent to the Close of Escrow, all of Seller's right, title and interest in and to any of the casualty insurance proceeds or claims therefor with respect to such damage or destruction (which shall thereafter be repaired or not, at Buyer's option), together with any and all rental loss insurance of Seller, if any, payable with respect to the Property for any period after the Proration Time and any and all claims against other persons for such damage or destruction. Additionally, if the Escrow and this Agreement remain in full force and effect, Seller shall pay to Buyer, by way of a reduction in the Purchase Price at Closing, an amount equal to the deductible under the casualty insurance policy (such deductible amount to be that determined, prior to Closing, by Seller's estimate).

     12.2 Uninsured Casualty.

         12.2.1 If, prior to the Close of Escrow, all or any portion of the Buildings, or any one of them, are damaged or destroyed by an uninsured casualty (including, without limitation, a casualty as to which coverage has been disclaimed by Seller's insurers), Seller shall promptly notify Buyer of such damage or destruction and of the Seller's reasonable estimate of the cost to Seller to repair the same of a reputable licensed contractor selected by Seller and reasonably approved by Buyer (the "Uninsured Estimate to Repair") and Seller's reasonable belief that such casualty is uninsured (the "Uninsured Casualty Notice").

         12.2.2 If such Uninsured Estimate to Repair is in excess of One Hundred Thousand and xx/100 Dollars ($100,000.00), either party may elect to remove the damaged Property from the Properties to be sold hereunder by giving the other party written notice of its intent to do so within ten (10) days after the date Buyer receives the Uninsured Casualty Notice, except that Seller shall not have the right to remove such damaged Property if within such ten (10) day period, Buyer elects to bear the loss in excess of One Hundred Thousand and xx/100 Dollars ($100,000.00) upon the Close of Escrow and notifies Seller of such election in writing within such ten (10) day period. If Buyer is released from its obligations to purchase such damaged Property as provided in this Section 12.2.2, then, in such event, (a) this Agreement shall continue in full force and effect with respect to each other Property and (b) the Purchase Price shall be reduced by an amount equal to the market value allocated to the damaged Property one day prior to the date of the casualty under Seller's casualty insurance policy then in effect.

         12.2.3 If the casualty is uninsured, and (i) the Uninsured Estimate to Repair is One Hundred Thousand and xx/100 Dollars ($100,000.00) or less, or (ii) the Uninsured Estimate to Repair is more than One Hundred Thousand and xx/100 Dollars ($100,000.00) and neither party has elected to remove such damaged Property in accordance with Section 12.2.2, then the Escrow and this Agreement shall remain in full force and effect, the Closing shall occur on or before the Scheduled Closing Date, and Buyer shall be entitled to a reduction in the Purchase Price in an amount equal to the Uninsured Estimate to Repair, less any amount thereof which Buyer has elected under Section 12.2.2 to bear.

         12.2.4 If and to the extent that the Purchase Price is adjusted pursuant to this Section 12.2 as a result of a disclaimer of coverage by Seller's insurers, Buyer shall not be entitled to insurance proceeds due under Seller's policies or to be assigned any claim under or with respect to Seller's policies, and Seller shall retain all rights thereunder or with respect thereto and to proceeds therefrom, it being the intent of this Section 12 that there be no double recovery by or double compensation of Buyer for the casualty.

                                   SECTION 13.

                                  CONDEMNATION

     If, prior to the Close of Escrow, more than ten percent (10%) of any Building is taken by power of eminent domain and, as a result, the Building can no longer be operated in substantially the same manner as it was prior to the taking, or if access to the Building is materially reduced or restricted by eminent domain (or is the subject of such a pending taking which has not been consummated), Seller shall immediately notify Buyer of such fact. In such event, Buyer shall be released from its obligation to purchase the Property where such Building is located upon written notice to Seller given not later than five (5) days after receipt of Seller's notice and in such event, (a) this Agreement shall continue in full force and effect with respect to each other Property and
(b) the Purchase Price shall be reduced by the amount of the Purchase Price allocated to the Property which is the subject of such condemnation in accordance with the provisions of Section 3. If Buyer does not so exercise any option which Buyer may have pursuant to this Section 13 to remove such Property from the Properties to be sold under this Agreement, or if less than ten percent (10%) of a Building is taken by or is the subject to eminent domain Proceedings, and access to the Building is not materially reduced or restricted, then neither party shall have the right to remove such Property from the Properties to be sold in accordance with the provisions hereof, but Seller shall assign and turn over, and Buyer shall be entitled to receive and keep, all awards for the taking of any of the Real Property by eminent domain which accrue to Seller, and the parties shall proceed to the Close of Escrow pursuant to the terms hereof, without modification of the terms of this Agreement and without any reduction in the Purchase Price.


                                   SECTION 14.

                                     NOTICES

     14.1 Addresses. Whenever any notice, demand or request is required or permitted hereunder, such notice, demand or request shall be made in writing and shall be sent via facsimile, a nationally recognized overnight courier service fully prepaid, or deposited in the United States by mail, registered or certified, return receipt requested, postage prepaid, addressed to the addressees (and individuals) set forth below:

                                    As to Seller:

                                          T. Rowe Price Realty Income Fund II
                                          c/o T. Rowe Price Real Estate Group

                                          100 East Pratt Street
                                          Baltimore, Maryland 21202
                                          Facsimile:  (410)547-6824
                                                  and (410)547-0852
                                          Attn: Mr. Joseph P. Croteau
                                                    and Mr. Mark Ruhe
                                          and

                                          Lucy B. Robins, Esq.
                                          T. Rowe Price
                                          100 East Pratt Street
                                          Baltimore, Maryland  21202
                                          Facsimile:  (410)345-6575

                                    With a copy to Seller's Alternate Addressee:

                                          Greenberg Traurig, Hoffman, Rosen
                                          & Quentel
                                          153 East 53rd Street
                                          New York, NY 10022
                                          Attn:  Judith D. Fryer, Esq.

                                    As to Buyer:

                                          Glenborough Realty Trust Incorporated
                                          400 South El Camino Real
                                          San Mateo, CA 94402
                                          Attn:  Mr. Stephen Saul
                                          Facsimile:  (415)343-7438

                                    With a copy to Buyer's Alternate Addressee:

                                          G. Lee Burns, Jr., Esq.
                                          Glenborough Realty Trust Incorporated
                                          400 South El Camino Real
                                          San Mateo, CA  94402
                                          Facsimile:  (415)343-7438

                                    As to Escrow Holder:

                                          First American Title Insurance Company
                                          173 N. First Street
                                          Suite 100
                                          San Jose, CA  95112
                                          Attn:  Susan Melton
                                          Facsimile:  (408) 451-7836

     14.2 Receipt of Notices. Any notice, demand or request that shall be delivered to Buyer and its Alternate Addressee in the manner aforesaid shall be deemed sufficiently given to and received by Buyer for all purposes hereunder, and any notice, demand or request that shall be delivered to Seller and its Alternate Addresses in the manner aforesaid shall be deemed sufficiently given to and received by Seller for all purposes hereunder, (i) upon receipt of a legible facsimile transmission, (ii) the next business day following the day such notice, demand or request is delivered by a nationally recognized overnight courier service fully prepaid, to such party and its Alternate Addressee, or (iii) if sent via registered or certified mail, at the time of receipt by such party and its Alternate Addressee.

     14.3 Refusal of Delivery. The inability to deliver any notice, demand or request because the individual to whom it is properly addressed in accordance with this Section 14 refused delivery thereof or no longer can be located at that address shall constitute delivery thereof to such individual.

     14.4 Change of Address. Each party shall have the right from time to time to designate by written notice to the other parties hereto such other person or persons and such other place or places as said party may desire written notices to be delivered or sent in accordance herewith.


                                   SECTION 15.

                               GENERAL PROVISIONS

     15.1 Amendment. Except as provided in Section 4.1, no provision of this Agreement or of any documents or instrument entered into, given or made pursuant to this Agreement may be amended, changed, waived, discharged or terminated except by an instrument in writing, signed by the party against whom enforcement of the amendment, change, waiver, discharge or termination is sought.

     15.2 Time of Essence. All times provided for in this Agreement for the performance of any act will be strictly construed, time being of the essence.

     15.3 Entire Agreement. This Agreement and other documents delivered at Closing, set forth the entire agreement and understanding of the parties in respect of the transactions contemplated by this Agreement, and supersede all prior agreements, arrangements and understandings relating to the subject matter hereof and thereof. No representation, promise, inducement or statement of intention has been made by Seller or Buyer which is not embodied in this Agreement, or in the attached Exhibits or the written certificates, schedules or instruments of assignment or conveyance delivered pursuant to this Agreement, and neither Buyer nor Seller shall be bound by or liable for any alleged representations, promise, inducement or statement of intention not therein so set forth.

     15.4 No Waiver. No failure of any party to exercise any power given such party hereunder or to insist upon strict compliance by the other party with its obligations hereunder shall constitute a waiver of any party's right to demand strict compliance with the terms of this Agreement.

     15.5 Counterparts. This Agreement, any document or instrument entered into, given or made pursuant to this Agreement or authorized hereby, and any amendment or supplement thereto may be executed in two or more counterparts, and, when so executed, will have the same force and effect as though all signatures appeared on a single document. Any signature page of this Agreement or of such an amendment, supplement, document or instrument may be detached from any counterpart without impairing the legal effect of any signatures thereon, and may be attached to another counterpart identical in form thereto but having attached to it one or more additional signature pages.

     15.6 Costs and Attorneys' Fees. If any legal action or any arbitration or other proceeding is brought for the enforcement of this Agreement or any document or instrument entered into, given or made pursuant to this Agreement or authorized hereby or thereby (including, without limitation, the enforcement of any obligation to indemnify, defend or hold harmless provided for herein or therein), or because of an alleged dispute, default, or misrepresentation in connection with any of the provisions of this Agreement or of such document or instrument, or if Escrow Holder commences any action with respect to the Escrow(s), the successful or prevailing party shall be entitled to recover actual attorneys' fees, charges and other costs incurred in that action or proceeding, in addition to any other relief to which it may be entitled.

     15.7 Payments; Interests. Payment of all amounts required by the terms of this Agreement shall be made in the United States and in immediately available funds of the United States of America which, at the time of payment, is accepted for the payment of all public and private obligations and debts. Unless the parties otherwise agree, payments shall be made through the Escrow Holder. If any payment due under this Agreement is not paid when due, it shall thereafter bear interest at a variable rate equal to the rate announced from time to time by Citibank, N.A. as its prime or reference rate, plus five percent (5%) per annum, but in no event more than the maximum rate, if any, allowed by law to be charged by the party receiving the interest on such type of indebtedness.

     15.8 No Transfers by Buyer; Seller's Right to Transfer. Buyer shall not have the right to assign any of its rights or obligations under this Agreement. Buyer may designate another entity or entities to take title separately to each or any combination of Properties. If Buyer designates another entity or entities to take title to the Properties (or any Property), it shall not relieve Buyer of any of its obligations under this Agreement. Any assignment made in violation hereof shall be null and void.

     15.9 Parties in Interest. Subject to Section 15.8, the rights and obligations of the parties hereto shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors, assigns, heirs and the legal representatives of their respective estates. Nothing in this Agreement is intended to confer any right or remedy under this Agreement on any person other than the parties to this Agreement and their respective successors and permitted assigns, or to relieve or discharge the obligation or liability of any person to any party to this Agreement or to give any person any right of subrogation or action over or against any party to this Agreement.

     15.10 Applicable Law/Submission to Jurisdiction. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Maryland without giving effect to the conflict-of-law rules and principles of that state. The Circuit Court of Maryland shall have exclusive jurisdiction with respect to any dispute hereunder.

     15.11 Recording. Each of Seller and Buyer represents, warrants and covenants that it will not record or cause to be recorded this Agreement or a memorandum hereof or a lis pendens with respect to the Properties or any Property in the public records for the States and counties in which any of the Property is located or in any other jurisdiction. The violation of this Section
15.11 by Buyer shall (a) result in the immediate forfeiture of the Deposit together with all interest accrued thereon which Escrow Holder shall promptly disburse to Seller and (b) relieve Seller from any obligations hereunder.

     15.12 Incorporation of Recitals and Exhibits. The Recitals and Exhibits attached to this Agreement are incorporated into and made a part of this Agreement.

     15.13 Construction of Agreement. The language in all parts of this Agreement shall be in all cases construed simply according to its fair meaning and not strictly for or against any of the parties hereto. Headings at the beginning of sections of this Agreement are solely for the convenience of the parties and are not a part of this Agreement. When required by the context, whenever the singular number is used in this Agreement, the same shall include the plural, and the plural shall include the singular, the masculine gender shall include the feminine and neuter genders, and vice versa. As used in this Agreement, the term "Seller" shall include the respective permitted successors and assigns of Seller, and the term "Buyer" shall include the permitted successors and assigns of Buyer, if any. All times, even if designated as Eastern Standard Time refer to the time in New York, New York.

     15.14 Severability. If any term or provision of this Agreement is determined to be illegal, unconscionable or unenforceable, all of the other terms, provisions and sections hereof will nevertheless remain effective and be in force to the fullest extent permitted by law.

     15.15 Announcements. Seller and Buyer shall consult with each other with regard to all press releases and other announcements issued at or prior to the Close of Escrow concerning the existence of this Agreement or the sale of the Properties and, except as permitted under Section 6.1.3, neither Seller nor Buyer shall issue any such press release or other such publicity prior to the Close of Escrow without the prior consent of the other party. Buyer agrees not to refer to "T. Rowe Price" or "T. Rowe" in any description of the Properties acquired pursuant to this Agreement in any future announcements and/or filings with the Securities and Exchange Commission and/or other sales, investor and/or offering materials. Buyer may make a one time announcement and a corresponding disclosure in its required public filings subject to the applicable provisions of this Agreement that it acquired the Properties from real estate funds sponsored by T. Rowe Price. The provisions of this Section 15.15 shall survive the termination of this Agreement.

     15.16 Submission of Agreement. The submission of this Agreement to Buyer or its broker, agent or attorney for review or signature does not constitute an offer to sell the Properties to Buyer or the granting of an option or other rights with respect to the Properties to Buyer. No agreement with respect to the purchase and sale of the Properties shall exist, and this writing shall have no binding force or effect, until this Agreement shall have been executed and delivered by Buyer and by Seller and Buyer shall have deposited the Deposit with Escrow Holder.

     15.17  Further   Assurances.   Buyer  and  Seller  agree  to  execute  such
instructions to the Escrow Holder and such other instruments and take such further actions either before or after the Close of Escrow as may be reasonably necessary to carry out the provisions of this Agreement provided that no material additional cost or liability shall be created thereby.

     15.18 Limitations on Liability. In addition to any other limitations on Seller's obligations to Buyer and Buyer's rights and remedies contained in
Section 11.1 or elsewhere in this  Agreement,  if the Closing  occurs,  Seller's
liability   to  Buyer  for
any inaccuracies in Seller's warranties and representations contained in this Agreement and breaches of Seller's obligations under Section 8 of this Agreement or any other agreements of Seller respecting the condition, operation or leasing of the Properties contained in this Agreement shall be limited as follows:

         15.18.1 Seller shall not have any liability to Buyer based upon any inaccuracy in Seller's warranties and representations or breach of Seller's obligations resulting in damage to Buyer of less than Two Hundred Eight-Four Thousand Nine Hundred Eight and 20/100 Dollars ($284,908.20); and

         15.18.2 Seller's aggregate liability to Buyer for damages based upon, arising out of or proximately caused by any inaccuracy in Seller's warranties and representations or breach of Seller's obligations shall in no event exceed Two Million Two Hundred Thousand and xx/100 Dollars ($2,200,000.00); provided, however, that the foregoing limitations shall not apply to any liability of Seller to Buyer based upon fraud or intentional misrepresentation.

     15.19 Access to Records and Plans. Buyer shall allow Seller and its agents access to the Records and Plans following the Close of Escrow during normal business hours and upon reasonable prior written notice. Buyer shall permit Seller and its agents to make duplicate copies of any of the Records and Plans at Seller's cost.

     15.20 Cooperation.ooBuyer and Seller shall cooperate with the other to carry out the purpose of this Agreement (provided, such cooperation shall not require either party to expend any sum not otherwise required pursuant to the other provisions of this Agreement). This Section 15.20 shall survive the Close of Escrow.

                      [Balance of Page Intentionally Blank]

     IN WITNESS WHEREOF, Buyer and Seller have caused this Agreement to be executed as of the day and year first above written.

                                     "Seller"

                                     T. ROWE PRICE REALTY INCOME FUND II,
                                     America's Sales-Commission-Free
                                     Real Estate Limited Partnership, a Delaware limited partnership

                                             By: T. Rowe Price Realty
                                                Income Fund II Management, Inc.,
                                             a Maryland corporation
                                             its General Partner

                                             By:________________________________




                                     "Buyer"

                                     GLENBOROUGH REALTY TRUST INCORPORATED,
                                     a Maryland corporation


                                             By:________________________________



                                     GLENBOROUGH PROPERTIES, L.P.,
                                     a California limited partnership

                                             By: Glenborough Realty Trust
                                             Incorporated, a Maryland
                                             Corporation, Its General Partner


                                             By:________________________________


ACCEPTED:

"Escrow Holder"
FIRST AMERICAN TITLE INSURANCE COMPANY


By:_______________________________

                               PURCHASE AGREEMENT
                                Centerstone Plaza

     THIS PURCHASE AGREEMENT ("Agreement") is dated as of the Effective Date (as defined in Addendum I hereto) by and among CT Realty Corporation, a California corporation ("Transferor") and Glenborough Properties, L.P., a California limited partnership ("GPLP") ("Transferee").

                                    Recitals

     A. In June 1995, Transferor and Yale Loop Partners, a limited partnership ("YLP") formed Culver Center Associates II, a joint venture ("CCA II") which became the owner of the Property (as defined below). Under the CCA II joint venture agreement ("JV Agreement") Transferor and Yale Loop Partners each owned a 50% interest in CCA II.

     B. As part of the June 1995 transaction Transferor and YLP obtained (i) a loan from NationsCredit in the face amount of $18,800,000.00 (the "NationsCredit Loan") and (ii) a loan from Heller Financial in the face amount of $2,900,000.00 (the "Heller Loan"). The NationsCredit Loan and the Heller Loan shall sometimes hereinafter be collectively referred to as the "Loans".

     C. Through a series of distributions in kind of the Property from CCA II, Transferor and Ronald E. Soderling, Trustee, or his successor in trust U/D/T dated February 20, 1996, and any amendments thereto (the "Soderling Trust"), now each own an undivided 50% interest in the Property.

     D. Transferee desires to acquire the Property and Transferor desires to sell its undivided 50% interest in the Property to Transferee, upon the terms and subject to the conditions set forth in this Agreement. Pursuant to a certain Contribution Agreement being executed concurrently herewith by Transferee and the Soderling Trust, the Soderling Trust intends to contribute its undivided 50% interest in the Property to Transferee in exchange for operating units in Transferee.

     NOW, THEREFORE, in consideration of the premises, the mutual representations, warranties, covenants and agreements hereinafter contained, and other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged and intending to be legally bound, the parties hereby agree as follows:

1. Definitions. Terms used in this Agreement shall have the meanings set forth in Addendum I attached hereto.

2. Agreement to Purchase and Sell. Subject to and upon the terms and conditions herein set forth and the representations and warranties contained herein, Transferor agrees to sell the Property to Transferee, and Transferee agrees to acquire the Property from Transferor.

3. Consideration. Transferor and Transferee agree that the total Consideration for the Property shall be Fifteen Million Dollars ($15,000,000).

     (a) The Consideration shall comprise the following components:

          (i) Earnest Money Deposit. Within two (2) business days of the Effective Date, Transferee shall deposit the Earnest Money in escrow with the Title Company. The Earnest Money shall be held in a federally insured interest-bearing account and interest accruing thereon shall be for the account of Transferee. The Earnest Money shall be in the form of cash, certificates of deposit or letters of credit issued by major national banks. In the event the transaction contemplated hereby is consummated, the Earnest Money plus interest accrued thereon shall be credited against Transferee's payment obligations hereunder.

          (ii) The Loans. The Loans will be paid off at Closing. If the Closing occurs on any day during the month of July 1997, (i) all principal and accrued interest under the Heller Loan, including the Buy-Out Fee (in the amount of $1,085,000.00) will be paid at the Closing and shall be paid off from proceeds otherwise payable hereunder to Transferor and
          (ii) 50% of all principal and accrued interest under the NationsCredit Loan shall be paid off from proceeds otherwise payable hereunder to Transferor. If the Closing occurs at any other time, (i) all principal and accrued interest under the Heller Loan shall be paid by Transferor from proceeds otherwise payable hereunder to Transferor but that portion of the Buy-Out Fee in excess of $1,085,000.00 and any prepayment or other changes imposed under said loan documents shall be the additional obligation of Transferee, and (ii) 50% of all principal and accrued interest under the NationsCredit Loan shall be paid by Transferor from proceeds otherwise payable hereunder to Transferor, but 50% of any prepayment or other charges imposed under said loan documents, shall be the additional obligation of Transferee.

          (iii) Cash. Immediately available funds, in an amount equal to the Consideration, less (i) the amounts paid under Section 3 (a) (ii) above, (ii) the Earnest Money Deposit, if any and (iii) charges against Transferor for prorations and closing costs as set forth elsewhere herein, shall be paid in immediately available funds at close of escrow.

          (iv) Coordination with the Related Transaction. Transferor agrees to reach agreement with the Soderling Trust so that the consideration to be received by Transferor hereunder plus the consideration to be received by the Soderling Trust, as transferor in the Related Transaction, will be equal to $30,000,000 in the aggregate. Transferee agrees to execute such modifications to this

          Agreement and to the documents utilized in the Related Transaction which may be reasonably necessary to adjust the Consideration hereunder and the Consideration under the Related Agreement to be equal to $30,000,000 plus any additional amounts under Section 3(a)(ii)in the aggregate. All such adjustments shall be made to the cash portion of the Consideration.

     (b) Withhold if Transferor a Foreign Person. Transferor acknowledges and agrees that, if Transferor is a foreign person, Transferee may be required to withhold a portion of the Consideration pursuant to Section 1445 of the Internal Revenue Code or Sections 18805 and 26131 of the California Revenue and Taxation Code or similar laws or regulations of other states. Any amount properly so withheld by Transferee shall be deemed to have been paid by Transferee as part of the Consideration, and Transferor's obligation to consummate the transactions contemplated herein shall not be excused, reduced, terminated or otherwise affected thereby. Transferee does not intend to withhold any portion of the Consideration if Transferor executes the FIRPTA Certificate and any equivalent certificates and/or affidavits required under applicable state law.

     (c) Lender Holdback Funds. NationsCredit currently possesses holdback funds as part of the terms of the NationsCredit Loan (the "Holdback Funds"). The Holdback Funds shall be paid to the Transferor for the benefit of the Soderling Trust and itself, and such funds are not a part of the consideration to be paid hereunder by Transferee.

4. Transferee's Due Diligence. As more fully provided below, Transferor agrees to assist and cooperate with Transferee in obtaining access to the Property and certain documents relating thereto for purposes of inspection and due diligence.

     (a) Physical Inspection of the Property. Prior to the effective date, Transferee has had reasonable access to the Property for purposes of satisfying itself with respect to the condition of the Property. Transferee has conducted its own independent investigation of the Property and has not relied on statements or representations of Transferor with respect to the condition of the Property except as is specifically set forth herein.

     (b) Contacts with Tenants. At any time(s) reasonably requested by Transferee following the Effective Date and prior to Closing, Transferee may contact and interview the Tenants, provided that such contacts or interviews shall occur only after reasonable oral or written notice to Transferor and Transferor may be present during any interview.

     (c) Delivery of Documents and Records. Transferor has previously delivered the Due Diligence Materials to Transferee and Transferee has reviewed those documents prior to executing this Agreement.

     (d) Rejection of Service Contracts. Prior to the execution of this Agreement Transferee has advised Transferor in writing of those Service Contracts which it desires to assume and Transferee shall be deemed to have rejected all other Service Contracts.

     (e) No Assumption of Renewal or Option Commissions. Transferee specifically disclaims any liability for brokerage commissions that may be payable upon the renewal or extension of the term of any Lease, whether pursuant to the exercise of an option or otherwise.

     (f) Transferee's Right to Terminate. At any time up to June 30, 1997, Transferee has the unqualified right to terminate this Agreement and obtain a refund of any and all amounts paid hereunder to Title Company or to Transferor, subject to Transferee's obligations to return Due Diligence Materials to Transferor as provided in the Section entitled "Conditions to Closing."

5.   Conditions to Closing.

     (a) Transferee's Conditions Precedent. Transferee's Conditions Precedent as set forth below are precedent to Transferee's obligation to acquire the Property. The Transferee's Conditions Precedent are intended solely for the benefit of Transferee. If any of the Transferee's Conditions Precedent is not satisfied, Transferee shall have the right in its sole discretion either to waive the Transferee's Condition Precedent and proceed with the acquisition or terminate this Agreement by written notice to Transferor and the Title Company.

          (i) Approval of Title. Prior to June 30, 1997, Transferee shall advise Transferor what exceptions to title, if any, will be accepted by Transferee. Transferor shall have two (2) business days after receipt of Transferee's objections to give to Transferee: (A) written notice that Transferor will remove such objectionable exceptions on or before the Closing Date; or (B) written notice that Transferor elects not to cause such exceptions to be removed. Transferor's failure to give notice to Transferee within the two (2) business day period shall be deemed to be Transferor's election not to cause such exceptions to be removed. If Transferor gives Transferee notice or is otherwise deemed to have elected to proceed under clause (B), Transferee shall have until the Closing Date to elect to proceed with the transaction or terminate this Agreement. If Transferee fails to give Transferor notice of its election on or before the Closing Date and the Closing does not otherwise occur, Transferee shall be deemed to have elected to terminate this Agreement. If Transferor gives notice pursuant to clause (A) and fails to remove any such objectionable exceptions from title prior to the Closing Date, and Transferee is unwilling to take title subject thereto, Transferor shall be in default and Transferee shall have the rights and remedies set forth in the Section entitled "Non-Consummation of the Transaction."

          (ii) Review of Property, Due Diligence Materials and Disclosures. [Intentionally Deleted.]

          (iii) Leases. Except as may be approved by Transferee, all of the Leases shall be in full force and effect, without default thereunder by either tenant or landlord, and no tenant shall be the subject of a proceeding under any Creditors Rights Laws.

          (iv) Representations and Warranties. The representations and warranties of Transferor contained herein shall be true and correct as of the Closing Date as though made at and as of the Closing Date, and Transferor's covenants under this Agreement shall be satisfied as of the Closing Date (to the extent such covenants are to be satisfied as of the Closing Date), and Transferee shall have received at the Closing a Certificate in the form of Exhibit H hereto, dated as of the Closing Date and executed on behalf of Transferor by executive officers of Transferor or of the respective general partners of Transferor, as applicable, certifying as to the fulfillment of the conditions set forth in this Subsection.

          (v) Conveyances by Transferor. At the Closing, Transferor shall convey to Transferee all of its right, title and interest to the Property by executing and delivering all documents required to be delivered by Transferor pursuant to the Section entitled "Closing and Escrow."

          (vi) Title Policy. Title Company shall be committed to issue the Title Policy with the Required Endorsements at Closing, showing title to the Real Property vested in Transferee, subject only to the Permitted Exceptions. On or before the Closing, Transferor shall cause the Title Company to deliver to Transferee a certification that, in issuing the Title Policy, the Title Company has not relied on any representations or indemnities of Transferor or any of its affiliates (except as disclosed in such certification).

          (vii) No Financing Statements. Transferee shall be satisfied that, as of the Closing, there is no outstanding financing statement showing Transferor as debtor filed in accordance with the Uniform Commercial Code of any applicable jurisdiction with respect to the Property except for any financing statements approved by Transferee prior to the Approval Date or relating to the Loan.

          (viii)  Tenant  Estoppel   Certificates.   Transferor   obtaining  and
          delivering to Transferee the Tenant Estoppel Certificates on or before 7 calendar days prior to the Closing Date.

          (ix) Property Condition. The physical condition of the Real Property shall be substantially the same on the Closing Date as on the Effective Date, reasonable wear and tear and loss by casualty excepted.

          (x) Termination of Agreements. On or before the Closing Date, Transferor shall give written notice of termination of all property management, leasing brokerage agreements and Service Contracts (except those specifically assumed by Transferee in writing) affecting the Property, and such termination shall be without cost or expense to Transferee.

     (b) Closing of Related Transactions. The simultaneous closing of all of the Related Transactions with the Closing of this transaction is a condition precedent to both Transferor's and Transferee's obligations under this Agreement. This condition precedent is for the benefit of both Transferor and Transferee, and if it is not satisfied, then either party may terminate this Agreement by written notice to the other party and Title Company, and the transaction shall not be consummated unless both parties each in their sole discretion waive this condition precedent and elect to proceed with the transaction.

     (c) Deemed Approval of Conditions. In the event that any party having the right of cancellation hereunder based on failure of a condition precedent set forth herein does not inform the other party and Title Company in writing of its disapproval of any condition precedent prior to the Closing, such condition precedent shall be deemed to have been satisfied, approved or waived, effective as of the Closing; provided that a party shall not be deemed to have waived any claim for breach of any representation or warranty by the other party unless such party has Actual Knowledge of such breach prior to Closing.

     (d) Return of Materials. Upon termination of this Agreement and the escrow for failure of a condition precedent, Transferee shall return to Transferor all materials provided by Transferor to Transferee pursuant to the Section entitled "Transferee's Due Diligence."

6.   Closing and Escrow.

     (a) Closing Date. The Closing shall be conducted through, and all items to be delivered shall be delivered to, the Title Company, on or before the Closing Date, which may be extended by Transferee for a period of not more than thirty (30) days by delivery of written notice to Transferor not later than two (2) business days prior to Closing.

     (b) Deposit of Agreement and Escrow Instructions. The parties shall promptly deposit a fully executed copy of this Agreement with Title Company and this Agreement shall serve as escrow instructions to Title Company for consummation of the transactions contemplated hereby. The parties agree to execute such additional escrow instructions as may be appropriate to enable Title Company to comply with the terms of this Agreement; provided, however, that in the event of any conflict between the provisions of this Agreement and any supplementary escrow instructions, the terms of this Agreement shall control unless a contrary intent is expressly indicated in such supplementary instructions. Transferor and Transferee hereby designate Title Company as the Reporting Person for the transaction pursuant to
     Section 6045(e) of the Internal Revenue Code and the regulations promulgated thereunder.

     (c) Transferor's Deliveries to Escrow. At or before the Closing, Transferor shall deliver to Transferee the following, to the extent they have not already been delivered:
          (i) the duly executed and acknowledged Deed;
          (ii) a duly executed Assignment of Leases;
          (iii) a duly executed Bill of Sale;
          (iv) a duly executed Assignment of Contracts;
          (v) a FIRPTA affidavit (in the form attached as Exhibit E) pursuant to Section 1445(b)(2) of the Internal Revenue Code of 1986 (the code ), and on which Transferee is entitled to rely, that Transferor is not a foreign person within the meaning of Section 1445(f)(3) of the Internal Revenue Code; and
          (vi) a California Form 590 (or equivalent form for another appropriate state) from Transferee certifying that Transferor has a permanent place of business in California or such other state is qualified to do business in California or such other state; and
          (vii) any other instruments, records or correspondence called for hereunder which have not previously been delivered.

     (d) Transferor's Deliveries to Transferee.
          (i) Deliveries at Closing. At or before the Closing, Transferor shall deliver to Transferee the following, to the extent they have not already been delivered:
               a) a Closing  Certificate in the form attached  hereto as Exhibit
               H;
               b) operating statements for that portion of the current year ending at the end of the calendar month preceding the month in which the Closing Date occurs, certified in the manner specified in Addendum III;
               c) a Rent Roll and Delinquency Report both dated as of the first day of the month in which the Closing Date occurs;
               d) duly executed original Tenant Estoppel Certificates;
               e)such original resolutions, authorizations, bylaws or other corporate and/or partnership documents or agreements relating to Transferor as shall be reasonably required by Transferee and/or the Title Company;
               f) an original signed notice in the form of Exhibit G attached hereto for each of the Tenants; and

               g) all keys to the Property, which shall be personally delivered at the Property by a representative of Transferor to a representative of Transferee.
          (ii) Deliveries After Closing. On the first business day following the Closing, Transferor shall deliver to Transferee the following, to the extent they have not already been delivered, and such delivery shall be made in the manner set forth in Addendum IV:
               a) originals of the Contracts not previously delivered to Transferee;
               b) originals of the Leases;
               c) originals of any and all building permits and certificates of occupancy for the Real Property that are in the possession or control of Transferor and/or an affiliate of Transferor;
               d) originals of all other matters described in Addendum III; and
               e) any other instruments, records or correspondence called for hereunder which have not previously been delivered.

     (e) Transferee's Deliveries to Transferor. At or before the Closing, Transferee shall deliver or cause to be delivered to escrow the following:
          (i) a duly executed Assignment of Leases;
          (ii) a duly executed Assignment of Contracts; and
          (iii) the Cash.

     (f) Deposit of Other Instruments. Transferor and Transferee shall each deposit such other instruments as are reasonably required by Title Company or otherwise required to close the escrow and consummate the transactions described herein in accordance with the terms hereof.

7. Closing Adjustments and Prorations. With respect to each Property, the following adjustments shall be made, and the following procedures shall be followed:

     (a) Basis of Prorations. All prorations shall be calculated as of 12:01 a.m. on the Closing Date, on the basis of a 365-day year.

     (b) Items Not to be Prorated. There shall be no prorations or adjustments of any kind with respect to:

          (i) Insurance premiums;

          (ii) Delinquent Rents for full months prior to the month in which the Closing occurred. Delinquent Rents for full months prior to the month in which the Closing occurred shall remain the property of Transferor; however Transferee shall cooperate with Transferor and shall assist Transferor in efforts to collect; provided further, however, that Transferee shall have no duty to initiate any legal proceeding or action against any Tenant on Transferor's behalf related to such Delinquent Rents. Transferor may take all appropriate collection measures (including litigation if deemed by Transferor to be necessary or desirable), except that Transferor may not seek any remedy which would interfere with the Tenant's continued occupancy and full use of its premises under such Tenant's Lease, or Transferee's rights to receive Rent with respect to any period beginning on the Closing Date.

          (iii) Additional Rents relating to full or partial months prior to the Closing Date. If Additional Rents relating to full or partial months prior to the Closing Date are not finally adjusted between Transferor and any Tenant until after the Closing Date, then any refund to which any Tenant may be entitled shall be the obligation of Transferor, and any additional amounts due from the Tenant for such period shall be the property of Transferor. Transferee shall have no obligation with respect to any such refund due to any Tenant and no claim to any such amounts due from any Tenant. In seeking to collect any such amount due from any Tenant, Transferor may take all appropriate collection measures (including litigation if deemed by Transferor to be necessary or desirable), except that, in seeking to collect any such additional amounts due from any Tenant, Transferor may not seek any remedy which would interfere with the Tenant's continued occupancy and full use of its premises under such Tenant's Lease, or Transferee's rights to receive Rent with respect to any period beginning on the Closing Date. If Transferor receives any refund of expenses paid prior to the Closing and relating to a period prior to the Closing, and such expenses were reimbursed in whole or in part by any Tenant, Transferor shall refund to each Tenant its share of any such refund.

     (c) Closing Adjustments. Prior to Closing, Transferor shall prepare for review, comment and agreement by Transferee a proration statement for each Property, substantially in the form attached hereto as Exhibit I, and each party shall be credited or charged at the Closing, in accordance with the following:

          (i) Rents. Transferor shall account to Transferee for any Rents actually collected by Transferor for the period in which the Closing occurs, and Transferee shall be credited for its share.

          (ii) Expenses.

               a) Prepaid Expenses. To the extent Expenses have been paid prior to the Closing Date for the period in which the Closing occurs, Transferor shall account to Transferee for such prepaid Expenses, and Transferor shall be credited for its pro rata share thereof for the period after the Closing Date.

               b) Unpaid Expenses. To the extent Expenses relating to the period in which the Closing occurs are unpaid as of the Closing Date but are ascertainable (e.g., interest on the Loan), Transferee shall be credited for Transferor's pro rata share of such Expenses for the period prior to the Closing date. The amount to be credited to Transferee hereunder shall include the amount of any future payments due to any Tenant under such Tenant's Lease as reimbursement for tenant improvements or otherwise.

               c) Property Taxes. For purposes of this Subsection entitled "Expenses," the Title Company shall pro-rate property taxes based on the most recent available tax bills.

          (iii) Security  Deposits.  Transferor  shall deliver to Transferee all prepaid rents, security deposits, letters of credit and other collateral given to Transferor or any of its affiliates or successors-in-interest under any of the Leases.

     (d)  Post-Closing  Adjustments.  After the  Closing  Date,  Transferor  and
     Transferee shall meet from time to time to discuss adjustments in accordance with the following.

          (i) Non-delinquent Rents. Transferor shall take all reasonable and customary efforts to bill and collect July Rents for the Property. If Transferor collects any Rents applicable to the month of July, Transferor shall promptly endorse such payments over to Transferee, which shall in turn pay to Transferor its pro rata share of such Rents, if any.

          (ii) Delinquent Rents for month in which the Closing occurred. If Transferee collects from any Tenant Rents that were delinquent as of the Closing Date and that relate to the period in which the Closing occurred, then such Rents shall be applied in the following order of priority: First, to reimburse Transferee for all reasonable out-of-pocket third-party collection costs actually incurred by Transferee in collecting such Rents (including the portion thereof relating to the period after the Closing Date); second, to satisfy such Tenant's Rent obligations relating to the period after the Closing Date; and third, to satisfy such delinquent Rent obligations relating to the period before the Closing Date. Transferor shall have no right to pursue the collection of such delinquent Rents.

          (iii) Expenses. With respect to any invoice received by Transferee after the Closing Date for Expenses that relate to the period in which the Closing occurred, Transferee will either, at Transferee's option,
          (A) pay the entire amount of the invoice and either bill Transferor for Transferor's share, or offset Transferor's share against any prorated Rents due to Transferor under subsection(i) or (ii) above, or
          (B) compute Transferee's pro rata share, write a check for that amount in favor of the vendor, and then send the invoice and check to Transferor, in which case Transferor agrees that it will pay for its share and forward the invoice and the two payments to the vendor. If real property taxes and assessments payable for any period prior to Closing are determined to be more than the amounts prorated herein (in the case of the current year) or paid by Transferor (in the case of any prior year), due to a reassessment of the Real Property or otherwise, Transferor and Transferee shall promptly adjust the proration of such real property taxes and assessments after the determination of such amounts and Transferor shall pay to Transferee any increase in the amount of such real property taxes and assessment applicable to any period prior to Closing.

          (iv) Survival of Obligations. The obligations of Transferor and Transferee under the Subsection entitled "Post-Closing Adjustments" shall survive the Closing.

     (e) Allocation of Closing Costs. Closing costs shall be allocated as set forth below:
          (i) Escrow charges: 50% to Transferor and 50% to Transferee.
          (ii) Recording fees: 50% to Transferor and 50% to Transferee.
          (iii)  Title  insurance   premium:   50%  to  Transferor  and  50%  to
          Transferee.
          (iv) Transfer taxes: 100% to Transferor and 0% to Transferee.

     (f) Allocation among Related Transactions. All Closing Adjustments and prorations chargeable to Transferor in this Agreement and to the transferor in the Related Transactions shall be aggregated and charged 50% to Transferor under this Agreement and 50% to the transferor in the Related Transaction.

     (g)Tenant Estoppel Certificates. Transferor shall use all reasonable efforts to obtain a Tenant Estoppel Certificate from all Tenants, dated no earlier than thirty (30) days prior to the Closing Date, conforming to the most recent Rent Roll and Delinquency Report approved by Transferee and alleging no defaults, offsets, or claims against Transferor. Transferor shall deliver completed Tenant Estoppel Certificates to Transferee as they are received by Transferor, and shall use all reasonable efforts to deliver all Tenant Estoppel Certificates to Transferee not later than 7 calendar days prior the Closing. It shall be a condition to Transferee's obligation to close the sell and acquisition of the Property not later than 7 calendar days prior to the Closing, Transferor delivers to Transferee Tenant Estoppel Certificates from the Required Tenants and, to the extent Transferor is unable to obtain Tenant Estoppel Certificates, or any items required to be therein, from the Non-Required Tenants, Transferor shall deliver to Transferee and Transferee shall be obligated to accept on the Closing Date a certification in which Transferor warrants and represents to Transferee, with respect to such missing Tenant Estoppel Certificates or any missing items required to be included therein, each such missing item or Tenant Estoppel Certificate.

8. Transferor's Representations and Warranties. Transferor hereby represents and warrants to Transferee the matters set forth on Addendum II, which is incorporated herein by this reference as though fully set forth herein. Transferee is entitled to rely on Transferor's representations and warranties notwithstanding Transferor's inspection and investigation of the Property.

9. Transferee's Representations and Warranties. Transferee hereby represents and warrants to Transferor as follows:

     (a) GPLP is a duly organized and validly existing limited partnership in good standing under the laws of the State of California. This Agreement and all documents executed by Transferee which are to be delivered to Transferor at the Closing are or at the time of Closing will be duly authorized, executed and delivered by Transferee, and are or at the Closing will be legal, valid and binding obligations of Transferee, and do not and at the time of Closing will not violate any provisions of any agreement or judicial order to which Transferee is subject.

     (b) Transferee has made (or will make prior to the Closing Date) an independent investigation with regard to the Property and Transferee's intended use thereof, including without limitation, review and/or approval of matters disclosed by Transferor pursuant to this Agreement.

     (c) There is no litigation pending or, to Transferee's knowledge, threatened, against Transferee or any basis therefor that might materially and detrimentally affect the ability of Transferee to perform its obligations under this Agreement. Transferee shall notify Transferor promptly of any such litigation of which Transferee becomes aware.

     (d) All representations and warranties set forth herein shall be true as of the Effective Date and the Closing Date.

10.  Indemnification.

     (a) Mutual Indemnification. Each party hereby agrees to indemnify the other party and defend and hold it harmless from and against any and all claims, demands, liabilities, costs, expenses, penalties, damages and losses, including, without limitation, attorneys fees, resulting from any misrepresentation or breach of warranty or breach of covenant made by such party in this Agreement or in any document, certificate, or Exhibit or Schedule given or delivered to the other pursuant to or in connection with this Agreement.

     (b) Indemnification by Transferor. Transferor agrees to indemnify Transferee and its partners and defend and hold Transferee and its partners harmless from and against any and all claims, demands, liabilities, costs, expenses, penalties, damages and losses, including, without limitation, attorneys' fees, asserted against, incurred or suffered by Transferee resulting from or arising out of (i) any personal injury or property damage occurring in, on or under the Property during the period from June 28, 1995 to the Closing Date, from any cause whatsoever other than as a consequence of the acts or omissions of Transferee, its agents, employees or contractors; and (ii) the failure of Transferor to perform any obligation under the Loan Documents to be performed by the borrower prior to the Closing Date (other than the obligation to obtain the Lender's Consent for the transfer of the Property contemplated herein).

     (c) Indemnification by Transferee. Transferee agrees to indemnify Transferor and its partners and defend and hold Transferor and its partners harmless from any claims, losses, demands, liabilities, costs, expenses, penalties, damages and losses, including, without limitation, attorneys fees, asserted against, incurred or suffered by Transferor resulting from or arising out of (i) any personal injury or property damage first occurring in, on or under the Property during Transferee's ownership thereof, from any cause whatsoever other than as a consequence of the acts or omissions of Transferor, or its agents, employees or contractors, and
     (ii) if Transferee does not pay off the Loan on or before the Loan Payoff Date, the failure of Transferor to perform any obligation under the Loan Documents to be performed by the borrower after the Closing Date.

     (d) Survival of Indemnifications. The indemnification provisions of this Section shall survive beyond the Closing, or, if the Closing does not occur pursuant to this Agreement, beyond any termination of this Agreement.

11.  Risk of Loss.

     (a) Notice of Loss. If, prior to the Closing Date, any portion of the of the Property suffers a Minor or Major Loss, Transferor shall immediately notify Transferee of that fact, which notice shall include sufficient detail to apprise Transferee of the current status of the Property following such loss.

     (b) Minor Loss. Transferee's obligations hereunder shall not be affected by the occurrence of a Minor Loss, provided that: (i) upon the Closing, there shall be a credit against the Consideration equal to the amount of any insurance proceeds or condemnation awards collected by Transferor as a result of such Minor Loss, plus the amount of any insurance deductible; or insurance or condemnation proceeds available to Transferor are sufficient to cover the cost of restoration; and the insurance carrier has admitted liability for the payment of such costs; and (ii) the Loan is not accelerated or defaulted by reason of such casualty or condemnation. If the proceeds or awards have not been collected as of the Closing, then Transferor's right, title and interest to such proceeds or awards shall be assigned to Transferee.

     (c) Major Loss. In the event of a Major Loss, Transferee may, at its option to be exercised by written notice to Transferor within twenty (20) days of Transferor's notice to Transferee of the occurrence thereof, elect to either (i) terminate this Agreement, or (ii) consummate the acquisition of the Property for the full Consideration, subject to the following. If Transferee elects to proceed with the acquisition of the Property, then the Closing shall be postponed to the later of the Closing Date or the date which is five (5) days after Transferee makes such election and, upon the Closing, Transferee shall be given a credit against the Consideration equal to the amount of any insurance proceeds or condemnation awards collected by Transferor as a result of such Major Loss, plus the amount of any insurance deductible. If the proceeds or awards have not been collected as of the Closing, then Transferor's right, title and interest to such proceeds or awards shall be assigned to Transferee, and Transferor will cooperate with Transferee as reasonably requested by Transferee in the collection of such proceeds or award. If Transferee fails to give Transferor notice within such 20-day period, then Transferee will be deemed to have elected to terminate this Agreement.

12.  Transferor's Continued Operation of the Property

     (a) General. Except as otherwise contemplated or permitted by this Agreement or approved by Transferee in writing, from the Effective Date to the Closing Date, Transferor will operate, maintain, repair and lease the Property in a prudent manner, in the ordinary course of business, on an arm's-length basis and consistent with its past practices (and without limiting the foregoing, Transferor shall, in the ordinary course, negotiate with prospective tenants and enter into leases of the Property, enforce leases in all material respects including eviction proceedings against all Tenants with delinquencies in excess of 30 days, pay all costs and expenses of the Property, including, without limitation, debt service, real estate taxes and assessments, maintain insurance and pay and perform obligations under the Loan Documents) and will not dispose of or encumber any of the Property, except for dispositions of personal property in the ordinary course of business. Between the Effective Date and the Closing, Transferor shall continue to undertake capital improvements with respect to the Property in the ordinary course of business.

     (b) Actions Requiring Transferee's Consent. Notwithstanding the above terms of this Section, Transferor shall not, without the prior written approval of Transferee, take any of the following actions:

          (i) Leases. Execute or renew any Lease, terminate any Lease; or modify or waive any material term of any Lease;

          (ii) Contracts. Except as otherwise required under this Agreement, enter into, execute or terminate any operating agreement, reciprocal easement agreement, management agreement or any lease, contract, agreement or other commitment of any sort (including any contract for capital items or expenditures), with respect to the Property requiring payments to or by Transferor in excess of $5,000 per year, or the performance of services by Transferor the value of which exceeds $5,000 per year.

     (c) Cost of Tenant Improvements and Leasing Commissions. In connection with any new leases or modifications of existing Leases entered into between the Effective Date and the Closing and approved by Transferee, the cost of tenant improvement work and leasing commissions (but not legal fees, except to the extent the same have been approved in advance by Transferee) shall be prorated between Transferee and Transferor in proportion to the ratio between the portion of the new lease term prior to the Closing Date and the portion of the new lease term after the Closing Date. Except as is otherwise disclosed by Transferor in writing to Transferee as shown on
     Schedule II.E.3, Transferor shall be responsible for the cost of tenant improvement work and leasing commissions for all Leases (and amendments thereto) entered into prior to the Effective Date (regardless of when the same are payable), and Transferor's obligations with respect thereto shall survive the Closing.

13.  Cooperation

     (a) Before Closing. Transferor and Transferee shall cooperate and do all acts as may be reasonably required or requested by the other with regard to the fulfillment of any Condition Precedent or the consummation of the transactions contemplated hereby including execution of any documents, applications or permits. Transferor hereby irrevocably authorizes Transferee and its agents to make all inquiries of any third party, including any governmental authority, as Transferee may reasonably require to complete its due diligence.

     (b)  After  Closing.  For a  period  of  three  years  after  the  Closing,
     Transferor  will  give  Transferee   timely  and  complete  access  to  the
     historical financial and property records of Transferor relating to its acquisition, ownership and operation of the Property, and Transferor agrees that it will not destroy any of the records during any such period of time without the prior written consent of Transferee. During the first year after the Closing, Transferor will provide to Transferee on a timely and complete basis such historical financial information with respect to the acquisition, ownership and operation of the Property as Transferee may reasonably request in connection with any reports which Transferee or its general partner is required to file with the Securities & Exchange Commission or the New York Stock Exchange.

14. Non-Consummation of the Transaction. If the transaction is not consummated on or before the Closing Date, the following provisions shall apply:

     (a) No Default. If the transaction is not consummated for a reason other than a default by one of the parties, then (i) Title Company and each party shall return to the depositor thereof the Earnest Money and all other funds and items which were deposited hereunder; (ii) Transferor and Transferee shall each bear one-half of any Escrow cancellation charges. Any return of funds or other items by the Title Company or any party as provided herein shall not relieve either party of any liability it may have for its wrongful failure to close.

     (b) Default by Transferor. If the transaction is not consummated as a result of a default by Transferor, then Transferee may either (i) terminate this Agreement by delivery of notice of termination to Transferor, whereupon (A) the Earnest Money plus interest accrued thereon shall be immediately returned to Transferee, and (B) Transferor shall pay to Transferee any title, escrow, legal and inspection fees incurred by Transferee and any other expenses incurred by Transferee in connection with the performance of its review under the Section entitled "Transferee's Due Diligence" (including, without limitation, environmental and engineering consultants' fees and expenses), in which case neither party shall have any further rights or obligations hereunder; or (2) continue this Agreement pending Transferee's action for specific performance and/or damages.

     (c) Default by Transferee. If the Closing does not occur as a result of a default by Transferee, then (i) Transferee shall pay all escrow cancellation charges, (ii) Title Company shall deliver the Earnest Money to Transferor as its full and complete liquidated damages and its sole and exclusive remedy for Transferee's default. If the transaction is not consummated because of a default by Transferee, the Earnest Money together with the interest accrued thereon shall be paid to and retained by Transferor as liquidated damages. THE PARTIES HAVE AGREED THAT TRANSFEROR'S ACTUAL DAMAGES, IN THE EVENT OF A DEFAULT BY TRANSFEREE, WOULD BE EXTREMELY DIFFICULT OR IMPRACTICABLE TO DETERMINE. THEREFORE, BY PLACING THEIR INITIALS BELOW, THE PARTIES ACKNOWLEDGE THAT THE EARNEST MONEY HAS BEEN AGREED UPON, AFTER NEGOTIATION, AS THE PARTIES' REASONABLE ESTIMATE OF TRANSFEROR'S DAMAGES AND AS TRANSFEROR'S EXCLUSIVE REMEDY AGAINST TRANSFEREE, AT LAW OR IN EQUITY, IN THE EVENT OF A DEFAULT UNDER THIS AGREEMENT ON THE PART OF TRANSFEREE.

                    INITIALS:  Transferor _____   Transferee  _____

15.  Miscellaneous

     (a) Disclosure of Transaction. Prior to the Closing, neither party shall publicly announce or discuss the execution of this Agreement or the transaction contemplated hereby except in accordance with the following. Neither party shall publicly announce or discuss the execution of this Agreement or the transaction contemplated hereby unless: (i) the information disseminated by such party is limited to the names of the Transferor and Transferee; a general description of the Property including size, type and location; the amount and nature of the Consideration; and Transferee's anticipated yield from the acquisition of the Property; or (ii) the announcing party has obtained the prior written consent of the other party, which shall not be unreasonably withheld.

     (b) Possession. Possession of the Property shall be delivered to Transferee upon the Closing.

     (c) Notices. Any notice, consent or approval required or permitted to be given under this Agreement shall be in writing and shall be deemed to have been given upon (i) hand delivery, (ii) one (1) day after being deposited with Federal Express, DHL Worldwide Express or another reliable overnight courier service or transmitted by facsimile telecopy, or (iii) two (2) days after being deposited in the United States mail, registered or certified mail, postage prepaid, return receipt required, and addressed as indicated below, or such other address as either party may from time to time specify in writing to the other.

         If to Transferee:                           If to Transferor:
         Glenborough Realty Trust Incorporated       CT Realty
         400 South El Camino Real, 11th Floor        4001 MacArthur Boulevard
         San Mateo, CA  94402-1708                   Suite 100
         Attention: Stephen Saul                     Newport Beach, CA 92660
                                                     Attention: Robert Campbell
                                                            cc: Larry R. Mathena

         with a copy to:
         Glenborough Realty Trust Incorporated
         400 South El Camino Real, 11th Floor
         San Mateo, CA  94402-1708
         Attention: G. Lee Burns, Jr.

     (d) Brokers and Finders. Transferee has agreed to pay to Provine & Associates a brokerage fee pursuant to the terms and conditions of a separate agreement. Except as set forth in the preceding sentence, neither party has had any contact or dealings regarding the Property, or any communication in connection with the subject matter of this transaction through any real estate broker or other person who can claim a right to a commission or finder's fee in connection with the transfer contemplated herein. In the event that any broker or finder perfects a claim for a commission or finder's fee based upon any such contact, dealings or communication, the party through whom the broker or finder makes its claim shall be responsible for said commission or fee and shall indemnify and hold harmless the other party from and against all liabilities, losses, costs and expenses (including reasonable attorneys' fees) arising in connection with such claim for a commission or finder's fee. The provisions of this Subsection shall survive the Closing.

     (e) Joint and Several Liability. If Transferor consists of two (2) or more parties, each of such parties (and each of their respective general partners if applicable) shall be liable for Transferor's obligations under this Agreement, and all documents executed in connection herewith, and the liability of such parties shall be joint and several.

     (f) Successors and Assigns. Subject to the following, this Agreement shall be binding upon, and inure to the benefit of, the parties and their respective successors, heirs, administrators and assigns. Transferee shall have the right, with notice to Transferor (but without the necessity of Transferor's consent), to assign its right, title and interest in and to this Agreement to one or more assignees at any time before the Closing Date; provided, however that such assignee(s) shall assume all obligations of Transferee, and such assignment and assumption shall not release Transferee from any obligation hereunder. Transferor shall not have the right to assign its interest in this Agreement.

     (g) Amendments. Except as otherwise provided herein, this Agreement may be amended or modified only by a written instrument executed by Transferor and Transferee.

     (h) Governing Law. This Agreement has been negotiated and executed in San Mateo County, California and the substantive laws of the State of California, without reference to its conflict of laws provisions, will govern the validity, construction, and enforcement of this Agreement.

     (i) Merger of Prior Agreements. This Agreement and the Addenda, Exhibits and Schedules hereto constitute the entire agreement between the parties and supersede all prior agreements and understandings between the parties relating to the subject matter hereof.

     (j) Arbitration of Disputes. Any controversy, claim , counterclaim, or disputes between or among the parties hereto arising out of or relating to the interpretation, application, breach or enforcement of this Agreement or any related agreements or instruments ("Subject Documents") ("Dispute"), shall, at the option of any party, and at that party's expense, be submitted to mediation, using either the American Arbitration Association
     (AAA) or Judicial Arbitration and Mediation Services, Inc. (JAMS). If mediation is not used, or if it is used and it fails to resolve the Dispute within 30 days from the date AAA or JAMS is engaged, then the Dispute shall be determined by neutral binding arbitration in accordance with the Commercial Arbitration Rules then in effect of either JAMS or AAA (at the option of the party initiating the arbitration) and Title 9 of the U.S. Code, notwithstanding any other choice of law provision(s) herein or in the Subject Documents. Any controversy concerning whether a Dispute is arbitrable shall be determined by the arbitrator(s). The parties agree that related arbitration proceedings may be consolidated. The arbitrator shall prepare written reasons for the award. The parties hereto agree that the arbitrator shall be empowered to grant equitable, as well as legal, relief, including, without limitation, the power to compel specific performance of this Agreement. The parties further consent that the initiation of mediation and/or arbitration pursuant to these provisions shall constitute an action or the equivalent for purposes of determining a party's right to file a lis pendens in the official records of the jurisdiction where the Property is/are located. The parties consent that judgment on the award rendered may be entered in any state court sitting in the state of California, and that any mediation and/or arbitration shall take place in Irvine, California.

     NOTICE:  BY  INITIALING  IN THE SPACE  BELOW YOU ARE  AGREEING  TO HAVE ANY
     DISPUTE  ARISING  OUT OF  THE  MATTERS  INCLUDED  IN  THE  "ARBITRATION  OF
     DISPUTES" PROVISION DECIDED BY NEUTRAL ARBITRATION AS PROVIDED BY CALIFORNIA LAW AND YOU ARE GIVING UP ANY RIGHTS YOU MIGHT POSSESS TO HAVE THE DISPUTE LITIGATED IN A COURT OR JURY TRIAL. BY INITIALING IN THE SPACE BELOW YOU ARE GIVING UP YOUR JUDICIAL RIGHTS TO DISCOVERY AND APPEAL,
     UNLESS THOSE RIGHTS ARE SPECIFICALLY INCLUDED IN THE "ARBITRATION OF DISPUTES" PROVISION. IF YOU REFUSE TO SUBMIT TO ARBITRATION AFTER AGREEING TO THIS PROVISION, YOU MAY BE COMPELLED TO ARBITRATE UNDER AUTHORITY OF THE CALIFORNIA CODE OF CIVIL PROCEDURE. YOUR AGREEMENT TO THIS ARBITRATION PROVISION IS VOLUNTARY. WE HAVE READ AND UNDERSTAND THE FOREGOING AND AGREE TO SUBMIT DISPUTES ARISING OUT OF THE MATTERS INCLUDED IN THE "ARBITRATION OF DISPUTES" PROVISION TO NEUTRAL ARBITRATION.

                 ____________                                ____________
                  Transferor                                  Transferee

     (k) Enforcement. If either party fails to perform any of its obligations under this Agreement or if a dispute arises between the parties concerning the meaning or interpretation of any provision of this Agreement, then the defaulting party or the party not prevailing in such dispute shall pay any and all costs and expenses incurred by the other party on account of such default and/or in enforcing or establishing its rights hereunder, including, without limitation, arbitration or court costs and attorneys' fees and disbursements. Any such attorneys' fees and other expenses incurred by either party in enforcing a judgment in its favor under this Agreement shall be recoverable separately from and in addition to any other amount included in such judgment, and such attorneys' fees obligation is intended to be severable from the other provisions of this Agreement and to survive and not be merged into any such judgment.

     (l) Time of the Essence. Time is of the essence of this Agreement.

     (m) Severability. If any provision of this Agreement. or the application thereof to any person, place, or circumstance, shall be held by a court of competent jurisdiction to be invalid, unenforceable or void, the remainder of this Agreement and such provisions as applied to other persons, places and circumstances shall remain in full force and effect.

     (n) Marketing. Transferor agrees not to market or show the Property to any other prospective purchasers during the term of this Agreement.

     (o) Confidentiality. Transferee and Transferor shall each maintain as confidential any and all material or information about the other or, in the case of Transferee and its agents, employees, consultants and contractors, about the Property, and shall not disclose such information to any third party, except, in the case of information about the Property and Transferor, to Transferee's investment bankers, lender or prospective lenders, insurance and reinsurance firms, attorneys, environmental assessment and remediation service firms and consultants, as may be reasonably required for the consummation of the transaction contemplated hereunder and/or as required by law.

     (p) Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

     (q) Addenda, Exhibits and Schedules. All addenda, exhibits and schedules referred to herein are, unless otherwise indicated, incorporate herein by this reference as though set forth herein in full.

     (r) Construction. Headings at the beginning of each section and subsection are solely for the convenience of the parties and are not a part of the Agreement. Whenever required by the context of this Agreement, the singular shall include the plural and the masculine shall include the feminine and vice versa. This Agreement shall not be construed as if it had been prepared by one of the parties, but rather as if both parties had prepared the same. In the event the date on which Transferor or Transferee is required to take any action under the terms of this Agreement is not a business day, the action shall be taken on the next succeeding business day.

     (s) Property Condition. Except for the Representations and Warranties of Transferor specifically set forth herein, the Property is being sold and conveyed by Transferee to Transferor "AS IS, WHERE IS, WITH ALL FAULTS", in such condition as the same may be on the Closing Date, without any representations and warranties by the Transferor as to any conditions of the Property, including, without limitation, surface and subsurface environmental conditions, whether latent or patent,. Except for the Representations and Warranties of Transferor specifically set forth herein, Transferor makes no guarantee, warranty or representation, express or implied, as to the quality, character, or condition of the Property (or any part thereof) or the fitness of the Property (or any part thereof) for any use or purpose or any representation as to the nonexistence of any toxic or hazardous waste. Except for any claim related to a breach of Transferor's express representations and warranties, Transferee shall have no claim, in law or in equity, based upon the condition of the Property or the failure of the Property to meet any standards. In no event shall Transferor be liable for any incidental, special, exemplary or consequential damages, including, without limitation, loss of profits or revenue, interference with business operations, loss of tenants, lenders, investors, buyers, diminution in value of the Property, or inability to use the Property, due to the condition of the Property, absent a breach of Transferor's express Representations and Warranties contained herein. Transferee represents and warrants to Transferor that upon expiration of the Due Diligence Period, Transferee will have had ample opportunity to make a proper inspection, examination and investigation of the Property to familiarize itself with its condition and that it will do so to its satisfaction. Transferee agrees that, upon acceptance of the condition of the Property hereunder, and except for its reliance on the representations and warranties of Transferor contained herein, it shall purchase and accept title to the Property including any and all environmental conditions. In the event that any hazardous substances are discovered on, at or under the Property, except for any claim for breach of any representation or warranty of Transferee specifically made herein, Transferee shall not maintain any action or assert any claim against Transferor, its successors and their respective members, employees and agents arising out of or relating to any such hazardous substances, including, without limitation, any for contribution or the generation, use, handling, treatment, removal, storage, decontamination, cleanup, transport or disposal thereof. The provisions of this Section shall survive the Closing or any termination of this Agreement.

     (t) Tax Free Exchange. As an accommodation to Transferee, Transferor agrees to cooperate with Transferee to accomplish an I.R.C. Section 1031 like kind tax deferred exchange, provided that the following terms and conditions are met; (i) Transferee shall give Transferor notice of any desired exchange not later than two (2) days prior to the Closing Date; (ii) Transferor shall in no way be liable for any additional costs, fees and/or expenses relating to the exchange; (iii) in no way shall the Closing be contingent or otherwise subject to the consummation of the exchange, and the Closing shall timely occur despite any failure, for what ever reason, of the parties to the exchange to effect the same; and (iv) Transferor shall not be required to make any representations or warranties nor assume or incur any obligations or personal liability whatsoever in connection with the exchange transaction.

     The 1031 Exchange Transaction in question will involve funds held by exchange facilitators for the benefit of Glenborough Fund III, Limited Partnership ("Fund III"). Transferor agrees to convey a proportionate share of the equitable and beneficial ownership of the Property to Fund III, and Transferee and Fund III direct that legal title be transferred directly to Glenborough Fund V, Limited Partnership, a Delaware limited partnership.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the Effective Date.

Transferor

CT Realty Corporation,
a California corporation

By  ____________________________
its ____________________________

Date:    June  _______, 1997


Transferee

Glenborough Properties, L.P.
a California limited partnership

By       Glenborough Realty Trust Incorporated
         a Maryland corporation
         its General Partner


         By       __________________________________

Date:    June  _______, 1997

             Summary Description of Addenda, Exhibits and Schedules
                                 Not Attached to
                           Purchase Agreement between
                              CT Realty Corporation
                                       And
                          Glenborough Properties, L.P.


                                     Addenda


I        Definitions.

II       Transferor's Representations and Warranties.

III      Due Diligence Materials to be Delivered by Transferor to Transferee.

IV Description of Method of Delivery of Certain Documents by Transferor After Closing.

                                    Exhibits

A        Form of Deed.

B        Form of Assignment and Assumption of Leases.

C        Form of Warranty Bill of Sale.

D        Form of Assignment and Assumption of Service Contracts,
         Warranties and Guaranties, and Other Intangible Property.

E        Certificate of Transferor Other Than an Individual (FIRPTA Affidavit).

F        Form of Tenant Estoppel Certificate.

G        Form of Notice to Tenants regarding Transfer.

H        Form of Closing Certificate of Transferor.

I        Form of Closing Proration Statement.


                                    Schedules

1.       Description of Land.

2.       Permitted Title Exceptions at Closing.

3.       List of Title Policy Endorsements required by Transferee.

4.       Listing of Personal Property transferred to Transferee.

5.       Listing of Existing Contracts regarding Property Operation.

6.       Description of Other Interests being transferred to Transferee.

7.       Listing of Environmental Reports delivered to Transferee.

8.       Rent Roll.

9.       Tenant Delinquency Report.

10.      Description of Existing Secured Loans encumbering the Property.

11.      Related Transactions that were a condition to closing.

II.C.1.  Transferor's Listing of Property Defects.

II.C.2. Transferor's Listing of Violations of Laws and Regulations concerning property operation.

II.C.3.  Transferor's Description of Regulatory or Condemnation Proceedings.

II.D.3.  Transferor's Description of Lease Exceptions and Tenant Defaults.

II.D.7.  Transferor's Description of Pending Brokerage Fees Due to Third
         Parties.

II.E.2.  Transferor's Description of Litigation involving the Property.

II.E.3. Transferor's Description of Tenant Improvements Costs and Leasing Commissions that remain the Transferor's Responsibility.

                             CONTRIBUTION AGREEMENT
                                Centerstone Plaza

     THIS CONTRIBUTION AGREEMENT ("Agreement") is dated as of the Effective Date (as defined in Addendum I) by and among Ronald E. Soderling, Trustee, or his succesor in trust U/D/T dated February 20, 1996, and any amendments thereto ("Transferor") and Glenborough Properties, L.P., a California limited partnership ("GPLP") ("Transferee").

                                    Recitals

     A. In June 1995, Transferor and CT Realty Corporation, a California corporation ("CT") formed Culver Center Associates II, a joint venture ("CCA II") which became the owner of the Property (as defined below). Under the CCA II joint venture agreement ("JV Agreement") Transferor and CT each owned a 50% interest in CCA II.

     B. As part of the June 1995 transaction Transferor and CT obtained (i) a loan from NationsCredit in the unpaid principal amount of $18,800,000.00 (the "NationsCredit Loan") and (ii) a loan from Heller Financial in the face amount of $2,900,000.00 (the "Heller Loan"). The NationsCredit Loan and the Heller Loan shall sometimes hereinafter be collectively referred to as the "Loans".

     C. Glenborough Realty Trust Incorporated, a Maryland corporation ("GLB") is general partner of GPLP, and GLB's stock is publicly traded on the New York Stock Exchange.

     D. Through distributions in kind of the Property from CCA II, Transferor and CT, each own an undivided 50% interest in the Property.

     E. Transferee desires to acquire the Property and Transferor desires to contribute its undivided 50% interest in the Property to Transferee in exchange for operating units in Transferee, upon the terms and subject to the conditions set forth in this Agreement. Pursuant to a certain Purchase Agreement, CT desires concurrently herewith to sell its undivided 50% interest in the Property to Transferee in exchange for certain cash consideration.


     NOW, THEREFORE, in consideration of the premises, the mutual representations, warranties, covenants and agreements hereinafter contained, and other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged and intending to be legally bound, the parties hereby agree as follows:

1. Definitions. Terms used in this Agreement shall have the meanings set forth in Addendum I attached hereto.

2. Agreement to Acquire and Contribute. Subject to and upon the terms and conditions herein set forth and the representations and warranties contained herein, Transferor agrees to contribute the Property to Transferee, and Transferee agrees to acquire the Property from Transferor.

3. Consideration. Transferor and Transferee agree that the total Consideration for the Property shall be Fifteen Million Dollars ($15,000,000).

     (a) The Consideration shall comprise the following components:

          (i) OP Units. 275,000 OP Units, as defined and subject to the other terms and conditions of Addendum V which is incorporated herein by this reference as though set forth in full. Said 275,000 OP Units shall be deemed to have a value of $5,500,000 to apply against the Consideration.

          (ii) The Loans. At the Closing Transferee shall pay off an undivided 50% portion of the Loan payable to NationsCredit secured by the Property in the approximate unpaid principal amount of approximately $18,450,000 (50% of which is approximately $9,225,000). Under the Related Transaction, concurrently with the Closing hereunder, Transferee shall pay off the other undivided 50% portion of the Loan payable to NationsCredit and 100% of the Heller Loan. Transferor shall not be charged with or responsible to pay for any prepayment penalty with respect to the NationsCredit Loan. Transferor represents and warrants that there will be no prepayment penalty if the Loan is repaid during July, 1997.

          (iii) Cash. The balance of the Consideration shall be paid in cash at the Closing. All charges and credits for prorations and other charges in connection with this transaction shall be charged against or credited to the cash portion of the Consideration.

          (iv) Coordination with the Related Transaction. Transferor agrees to reach agreement with CT Realty Corporation (Transferor in the Related Transaction) so that the consideration to be received by Transferor hereunder plus the consideration to be received by CT Realty Corporation, as Transferor in the Related Transaction, will be equal to $30,000,000 in the aggregate. Transferee agrees to execute such modifications to this Agreement and to the documents utilized in the Related Transaction which may be reasonably necessary to adjust the Consideration hereunder and the Consideration under the Related Agreement to be equal to $30,000,000 in the aggregate. All such adjustments shall be made to the cash portion of the Consideration."

     (b) Withhold if Transferor a Foreign Person. Transferor acknowledges and agrees that, if Transferor is a foreign person, Transferee may be required to withhold a portion of the Consideration pursuant to Section 1445 of the Internal Revenue Code or Sections 18805 and 26131 of the California Revenue and Taxation Code or similar laws or regulations of other states. Any amount properly so withheld by Transferee shall be deemed to have been paid by Transferee as part of the Consideration, and Transferor's obligation to consummate the transactions contemplated herein shall not be excused, reduced, terminated or otherwise affected thereby. Transferee does not intend to withhold any portion of the Consideration if Transferor executes the FIRPTA Certificate and any equivalent certificates and/or affidavits required under applicable state law.

     (c) Lender Holdback Funds. NationsCredit currently possesses holdback funds as part of the terms of the NationsCredit Loan (the "Holdback Funds"). The Holdback Funds shall be paid to the transferor under the Related Transaction for the benefit of the Transferor and itself, and such funds are not a part of the consideration to be paid hereunder by Transferee.

4. Transferee's Due Diligence. As more fully provided below, Transferor agrees to assist and cooperate with Transferee in obtaining access to the Property and certain documents relating thereto for purposes of inspection and due diligence.

     (a) Physical Inspection of the Property. Prior to the effective date, Transferee has had reasonable access to the Property for purposes of satisfying itself with respect to the representations, warranties and covenants of Transferor contained herein and with respect to the condition of the Property. Transferee has conducted its own independent investigation of the Property and has not relied on statements or representations of Transferor with respect to the condition of the Property except as is specifically set forth herein.

     (b) Contacts with Tenants. At any time(s) reasonably requested by Transferee following the Effective Date and prior to Closing, Transferee may contact and interview the Tenants, provided that such contacts or interviews shall occur only after reasonable oral or written notice to Transferor and Transferor may be present during any interview.

     (c) Delivery of Documents and Records. Transferor has previously delivered the Due Diligence Materials to Transferee and Transferee has reviewed those documents prior to executing this Agreement.

     (d) Rejection of Service Contracts. Prior to the execution of this Agreement, Transferee has advised Transferor in writing of those Service Contracts which it desires to assume and Transferee shall be deemed to have rejected all other Service Contracts.

     (e) No Assumption of Renewal or Option Commissions. Transferee specifically disclaims any liability for brokerage commissions that may be payable upon the renewal or extension of the term of any Lease, whether pursuant to the exercise of an option or otherwise.

     (f) Transferee's Right to Terminate. At any time up to June 30, 1997, Transferee has the unqualified right to terminate this Agreement and obtain a refund of any and all amounts paid hereunder to Title Company or to Transferor, subject to Transferee's obligations to return Due Diligence Materials to Transferor as provided in the Section entitled "Conditions to Closing."

5.   Conditions to Closing.

     (a) Transferee's Conditions Precedent. Transferee's Conditions Precedent as set forth below are precedent to Transferee's obligation to acquire the Property. The Transferee's Conditions Precedent are intended solely for the benefit of Transferee. If any of the Transferee's Conditions Precedent is not satisfied, Transferee shall have the right in its sole discretion either to waive the Transferee's Condition Precedent and proceed with the acquisition or terminate this Agreement by written notice to Transferor and the Title Company.

          (i) Approval of Title. Prior to June 30, 1997, Transferee shall advise Transferor what exceptions to title, if any, will be accepted by Transferee. Transferor shall have two (2) business days after receipt of Transferee's objections to give to Transferee: (A) written notice that Transferor will remove such objectionable exceptions on or before the Closing Date; or (B) written notice that Transferor elects not to cause such exceptions to be removed. Transferor's failure to give notice to Transferee within the two (2) business day period shall be deemed to be Transferor's election not to cause such exceptions to be removed. If Transferor gives Transferee notice or is otherwise deemed to have elected to proceed under clause (B), Transferee shall have until the Closing Date to elect to proceed with the transaction or terminate this Agreement. If Transferee fails to give Transferor notice of its election on or before the Closing Date and the Closing does not otherwise occur, Transferee shall be deemed to have elected to terminate this Agreement. If Transferor gives notice pursuant to clause (A) and fails to remove any such objectionable exceptions from title prior to the Closing Date, and Transferee is unwilling to take title subject thereto, Transferor shall be in default and Transferee shall have the rights and remedies set forth in the Section entitled "Non-Consummation of the Transaction."

          (ii) Review of Property, Due Diligence Materials and Disclosures. {Intentionally deleted.]

          (iii) Leases. Except as may be approved by Transferee, all of the Leases shall be in full force and effect, without default thereunder by either tenant or landlord, and no tenant shall be the subject of a proceeding under any Creditors Rights Laws.

          (iv) Representations and Warranties. The representations and warranties of Transferor contained herein shall be true and correct as of the Closing Date as though made at and as of the Closing Date, and Transferor's covenants under this Agreement shall be satisfied as of the Closing Date (to the extent such covenants are to be satisfied as of the Closing Date), and Transferee shall have received at the Closing a Certificate in the form of Exhibit H hereto, dated as of the Closing Date and executed on behalf of Transferor by executive officers of Transferor or of the respective general partners of Transferor, as applicable, certifying as to the fulfillment of the conditions set forth in this Subsection.

          (v) Conveyances by Transferor. At the Closing, Transferor shall convey to Transferee all of its right, title and interest to the Property by executing and delivering all documents required to be delivered by Transferor pursuant to the Section entitled "Closing and Escrow."

          (vi) Title Policy. Title Company shall be committed to issue the Title Policy with the Required Endorsements at Closing, showing title to the Real Property vested in Transferee, subject only to the Permitted Exceptions. On or before the Closing, Transferor shall cause the Title Company to deliver to Transferee a certification that, in issuing the Title Policy, the Title Company has not relied on any representations or indemnities of Transferor or any of its affiliates (except as disclosed in such certification).

          (vii) No Financing Statements. Transferee shall be satisfied that, as of the Closing, there is no outstanding financing statement showing Transferor as debtor filed in accordance with the Uniform Commercial Code of any applicable jurisdiction with respect to the Property except for any financing statements approved by Transferee prior to the Approval Date or relating to the Loan.

          (viii)  Tenant  Estoppel   Certificates.   Transferor   obtaining  and
          delivering to Transferee the Tenant Estoppel Certificates.

          (ix) Property Condition. The physical condition of the Real Property shall be substantially the same on the Closing Date as on the Effective Date, reasonable wear and tear and loss by casualty excepted.

          (x) Termination of Agreements. On or before the Closing Date, Transferor shall give written notice of termination of all property management, leasing brokerage agreements and Service Contracts (except those specifically assumed by Transferee in writing) affecting the Property, and such termination shall be without cost or expense to Transferee.

     (b) Closing of Related Transaction. The simultaneous closing of all of the Related Transactions with the Closing of this transaction is a condition precedent to both Transferor's and Transferee's obligations under this Agreement. This condition precedent is for the benefit of both Transferor and Transferee, and if it is not satisfied, then either party may terminate this Agreement by written notice to the other party and Title Company, and the transaction shall not be consummated unless both parties each in their sole discretion waive this condition precedent and elect to proceed with the transaction.

     (c) Deemed Approval of Conditions. In the event that any party having the right of cancellation hereunder based on failure of a condition precedent set forth herein does not inform the other party and Title Company in writing of its disapproval of any condition precedent prior to the Closing, such condition precedent shall be deemed to have been satisfied, approved or waived, effective as of the Closing; provided that a party shall not be deemed to have waived any claim for breach of any representation or warranty by the other party unless such party has Actual Knowledge of such breach prior to Closing.

     (d) Return of Materials. Upon termination of this Agreement and the escrow for failure of a condition precedent, Transferee shall return to Transferor all materials provided by Transferor to Transferee pursuant to the Section entitled "Transferee's Due Diligence."

6.   Closing and Escrow.

     (a) Closing Date. The Closing shall be conducted through, and all items to be delivered shall be delivered to, the Title Company, on or before the Closing Date, which may be extended by Transferee for a period of not more than thirty (30) days by delivery of written notice to Transferor not later than one (1) day prior to the Closing Date.

     (b) Deposit of Agreement and Escrow Instructions. The parties shall promptly deposit a fully executed copy of this Agreement with Title Company and this Agreement shall serve as escrow instructions to Title Company for consummation of the transactions contemplated hereby. The parties agree to execute such additional escrow instructions as may be appropriate to enable Title Company to comply with the terms of this Agreement; provided, however, that in the event of any conflict between the provisions of this Agreement and any supplementary escrow instructions, the terms of this Agreement shall control unless a contrary intent is expressly indicated in such supplementary instructions. Transferor and Transferee hereby designate Title

     Company as the Reporting Person for the transaction pursuant to Section 6045(e) of the Internal Revenue Code and the regulations promulgated thereunder.

     (c) Transferor's Deliveries to Escrow. At or before the Closing, Transferor shall deliver to Transferee the following, to the extent they have not already been delivered:
          (i) the duly executed and acknowledged Deed;
          (ii) a duly executed Assignment of Leases;
          (iii) a duly executed Bill of Sale;
          (iv) a duly executed Assignment of Contracts;
          (v) a Lease for Suite 210 at the Property, executed by Resco Properties, a California general partnership, in the form attached hereto as Exhibit J (the "Suite 210 Lease";
          (vi) a FIRPTA affidavit (in the form attached as Exhibit E) pursuant to Section 1445(b)(2) of the Internal Revenue Code of 1986 (the code ), and on which Transferee is entitled to rely, that Transferor is not a foreign person within the meaning of Section 1445(f)(3) of the Internal Revenue Code; and
          (vii) a California Form 590 from Transferor certifying that Transferor has a permanent place of business in California or is qualified to do business in California; and
          (viii) any other instruments, records or correspondence called for hereunder which have not previously been delivered.

     (d) Transferor's Deliveries to Transferee.

          (i) Deliveries at Closing. At or before the Closing, Transferor shall deliver to Transferee the following, to the extent they have not already been delivered:
               a) a Closing  Certificate in the form attached  hereto as Exhibit
               H;
               b) operating statements for that portion of the current year ending at the end of the calendar month preceding the month in which the Closing Date occurs, certified in the manner specified in Addendum III;
               c) a Rent Roll and Delinquency Report both dated as of the first day of the month in which the Closing Date occurs;
               d) duly executed original Tenant Estoppel Certificates;
               e) such original resolutions, authorizations, bylaws or other corporate and/or partnership documents or agreements relating to Transferor as shall be reasonably required by Transferee and/or the Title Company;
               f) an original signed notice in the form of Exhibit G attached hereto for each of the Tenants; and
               g) all keys to the Property, which shall be personally delivered at the Property by a representative of Transferor to a representative of Transferee.
          (ii) Deliveries After Closing. On the first business day following the Closing, Transferor shall deliver to Transferee the following, to the extent they have not already been delivered, and such delivery shall be made in the manner set forth in Addendum IV:
               a) originals of the Contracts not previously delivered to Transferee;
               b) originals of the Leases;
               c) originals of any and all building permits and certificates of occupancy for the Real Property that are in the possession or control of Transferor and/or an affiliate of Transferor;
               d) originals of all other matters described in Addendum III; and
               e) any other instruments, records or correspondence called for hereunder which have not previously been delivered.

     (e) Transferee's Deliveries to Transferor. At or before the Closing, Transferee shall deliver or cause to be delivered to escrow the following:
          (i) a duly executed Assignment of Leases;
          (ii) a duly executed Assignment of Service Contracts;
          (iii) a duly executed counterpart of the Suite 210 Lease;and
          (iv) the Cash.

     (f) Deposit of Other Instruments. Transferor and Transferee shall each deposit such other instruments as are reasonably required by Title Company or otherwise required to close the escrow and consummate the transactions described herein in accordance with the terms hereof.

7. Closing Adjustments and Prorations. With respect to each Property, the following adjustments shall be made, and the following procedures shall be followed:

     (a) Basis of Prorations. All prorations shall be calculated as of 12:01 a.m. on the Closing Date, on the basis of a 365-day year.

     (b) Items Not to be Prorated. There shall be no prorations or adjustments of any kind with respect to:

          (i) Insurance premiums;

          (ii) Delinquent Rents for full months prior to the month in which the Closing occurred. Delinquent Rents for full months prior to the month in which the Closing occurred shall remain the property of Transferor; however Transferee shall cooperate with Transferor and shall assist Transferor in efforts to collect; provided further, however, that Transferee shall have no duty to initiate any legal proceeding or action against any Tenant on Transferor's behalf related to such Delinquent Rents. Transferor may take all appropriate collection measures (including litigation if deemed by Transferor to be necessary or desirable), except that Transferor may not seek any remedy which would interfere with the Tenant's continued occupancy and full use of its premises under such Tenant's Lease, or Transferee's rights to receive Rent with respect to any period beginning on the Closing Date.

          (iii) Additional Rents relating to full or partial months prior to the Closing Date. If Additional Rents relating to full or partial months prior to the Closing Date are not finally adjusted between Transferor and any Tenant until after the Closing Date, then any refund to which any Tenant may be entitled shall be the obligation of Transferor, and any additional amounts due from the Tenant for such period shall be the property of Transferor. Transferee shall have no obligation with respect to any such refund due to any Tenant and no claim to any such amounts due from any Tenant. In seeking to collect any such amount due from any Tenant, Transferor may take all appropriate collection measures (including litigation if deemed by Transferor to be necessary or desirable), except that, in seeking to collect any such additional amounts due from any Tenant, Transferor may not seek any remedy which would interfere with the Tenant's continued occupancy and full use of its premises under such Tenant's Lease, or Transferee's rights to receive Rent with respect to any period beginning on the Closing Date. If Transferor receives any refund of expenses paid prior to the Closing and relating to a period prior to the Closing, and such expenses were reimbursed in whole or in part by any Tenant, Transferor shall refund to each Tenant its share of any such refund.

     (c) Closing Adjustments. Prior to Closing, Transferor shall prepare for review, comment and agreement by Transferee a proration statement for each Property, substantially in the form attached hereto as Exhibit I, and each party shall be credited or charged at the Closing, in accordance with the following:

          (i) Rents. Transferor shall account to Transferee for any Rents actually collected by Transferor for the period in which the Closing occurs, and Transferee shall be credited for its share.

          (ii) Expenses.

               a) Prepaid Expenses. To the extent Expenses have been paid prior to the Closing Date for the period in which the Closing occurs, Transferor shall account to Transferee for such prepaid Expenses, and Transferor shall be credited for its pro rata share thereof for the period after the Closing Date.

               b) Unpaid Expenses. To the extent Expenses relating to the period in which the Closing occurs are unpaid as of the Closing Date but are ascertainable (e.g., interest on the Loan), Transferee shall be credited for Transferor's pro rata share of such Expenses for the period prior to the Closing date.

               c) Property Taxes. For purposes of this Subsection entitled "Expenses," the Title Company shall pro-rate property taxes based on the most recent available tax bills.

          (iii) Security  Deposits.  Transferor  shall deliver to Transferee all prepaid rents, security deposits, letters of credit and other collateral given to Transferor or any of its affiliates or successors-in-interest under any of the Leases.

     (d)  Post-Closing  Adjustments.  After the  Closing  Date,  Transferor  and
     Transferee shall meet from time to time to discuss adjustments in accordance with the following.

          (i) Non-delinquent Rents. Transferor shalll take all reasonable and customary efforts to bill and collect July Rents for the Property. If Transferor collects ay Rents applicable to the month of July, Transferor shall promptly endorse such payments over to Transferee, which shall in turn pay to Transferor its pro rata share of such Rents, if any.

          (ii) Delinquent Rents for month in which the Closing occurred. If Transferee collects from any Tenant Rents that were delinquent as of the Closing Date and that relate to the period in which the Closing occurred, then such Rents shall be applied in the following order of priority: First, to reimburse Transferee for all reasonable out-of-pocket third-party collection costs actually incurred by Transferee in collecting such Rents (including the portion thereof relating to the period after the Closing Date); second, to satisfy such Tenant's Rent obligations relating to the period after the Closing Date; and third, to satisfy such delinquent Rent obligations relating to the period before the Closing Date. Transferor shall have no right to pursue the collection of such delinquent Rents.

          (iii) Expenses. With respect to any invoice received by Transferee after the Closing Date for Expenses that relate to the period in which the Closing occurred, Transferee will either, at Transferee's option,
          (A) pay the entire amount of the invoice and either bill Transferor for Transferor's share, or offset Transferor's share against any prorated Rents due to Transferor under subsection(i) or (ii) above, or
          (B) compute Transferee's pro rata share, write a check for that amount in favor of the vendor, and then send the invoice and check to Transferor, in which case Transferor agrees that it will pay for its share and forward the invoice and the two payments to the vendor. If real property taxes and assessments payable for any period prior to Closing are determined to be more than the amounts prorated herein (in the case of the current year) or paid by Transferor (in the case of any prior year), due to a reassessment of the Real Property or otherwise, Transferor and Transferee shall promptly adjust the proration of such real property taxes and assessments after the determination of such amounts and Transferor shall pay to Transferee any increase in the amount of such real property taxes and assessment applicable to any period prior to Closing.

          (iv) Survival of Obligations. The obligations of Transferor and Transferee under the Subsection entitled "Post-Closing Adjustments" shall survive the Closing.

     (e) Allocation of Closing Costs. Closing costs shall be allocated as set forth below:
          (i) Escrow charges: 50% to Transferor and 50% to Transferee.
          (ii) Recording fees: 50% to Transferor and 50% to Transferee.
          (iii)  Title  insurance   premium:   50%  to  Transferor  and  50%  to
          Transferee.
          (iv) Transfer taxes: 100% to Transferor and 0% to Transferee.

     (f) Allocation among Related Transactions. All Closing Adjustments and prorations chargeable to Transferor in this Agreement and to the transferor in the Related Transactions shall be aggregated and charged 50% to Transferor under this Agreement and 50% to the transferor in the Related Transaction.

8. Tenant Estoppel Certificates. Transferor shall use all reasonable efforts to obtain a Tenant Estoppel Certificate from all Tenants, dated no earlier than thirty (30) days prior to the Closing Date, conforming to the most recent Rent Roll and Delinquency Report approved by Transferee and alleging no defaults, offsets, or claims against Transferor. Transferor shall deliver completed Tenant Estoppel Certificates to Transferee as they are received by Transferor, and shall use all reasonable efforts to deliver all Tenant Estoppel Certificates to Transferee prior the Closing. It shall be a condition to Transferee's obligation to close the contribution and acquisition of the Property that on or before the
Closing:

     (a) Transferor delivers to Transferee Tenant Estoppel Certificates from the Required Tenants, and, to the extent Transferor is unable to obtain Tenant Estoppel Certificates, or any items required to be therein, from the Non-Required Tenants, Transferor shall deliver to Transferee and Transferee shall be obligated to accept on the Closing Date a certification in which Transferor warrants and represents to Transferee, with respect to such missing Tenant Estoppel Certificates or any missing items required to be included therein, each such missing item or Tenant Estoppel Certificate.

9. Transferor's Representations and Warranties. Transferor hereby represents and warrants to Transferee the matters set forth on Addendum II, which is incorporated herein by this reference as though fully set forth herein. Transferee is entitled to rely on Transferor's representations and warranties notwithstanding Transferor's inspection and investigation of the Property.

10. Transferee's Representations and Warranties. Transferee hereby represents and warrants to Transferor as follows:

     (a) GPLP is a duly organized and validly existing limited partnership in good standing under the laws of the State of California, and GLB is a duly organized and validly existing corporation under the laws of the State of Maryland. This Agreement and all documents executed by Transferee which are to be delivered to Transferor at the Closing are or at the time of Closing will be duly authorized, executed and delivered by Transferee, and are or at the Closing will be legal, valid and binding obligations of Transferee, and do not and at the time of Closing will not violate any provisions of any agreement or judicial order to which Transferee is subject.

     (b) Transferee has made (or will make prior to the Closing Date) an independent investigation with regard to the Property and Transferee's intended use thereof, including without limitation, review and/or approval of matters disclosed by Transferor pursuant to this Agreement.

     (c) There is no litigation pending or, to Transferee's knowledge, threatened, against Transferee or any basis therefor that might materially and detrimentally affect the ability of Transferee to perform its obligations under this Agreement. Transferee shall notify Transferor promptly of any such litigation of which Transferee becomes aware.

     (d) All representations and warranties set forth herein shall be true as of the Effective Date and the Closing Date.

     (e) The 1996 Annual Report of GLB, the Prospectus Supplement of GLB dated March 17, 1997 and the Form 10-K Annual Report for 1996 of GLB as previously delivered to Transferor are true and correct in all material respects and do not omit any material information about GLB or Transferee.

     (f) The Second Amended and Restated Agreement of Limited Partnership of Glenborough Properties, LP dated as of October 17, 1996 (the "GPLP Agreement") previously delivered to Transferor is a true and correct copy of such agreement and sets forth all of the rights, preferences and privileges of Transferor as a holder of OP Units except as such rights, preferences and privileges of Transferor as a holder of OP Units are modified by this Agreement.

     (g) True and correct copies of the provisions of the Articles of Incorporation of GLB to which reference is made in Section 8.6C of the GPLP Agreement have been previously delivered to Transferor."

11.      Indemnification.

     (a) Mutual Indemnification. Each party hereby agrees to indemnify the other party and defend and hold it harmless from and against any and all claims, demands, liabilities, costs, expenses, penalties, damages and losses, including, without limitation, attorneys fees, resulting from any misrepresentation or breach of warranty or breach of covenant made by such party in this Agreement or in any document, certificate, or Exhibit or Schedule given or delivered to the other pursuant to or in connection with this Agreement.

     (b) Indemnification by Transferor. Transferor agrees to indemnify Transferee and its partners and defend and hold Transferee and its partners harmless from and against any and all claims, demands, liabilities, costs, expenses, penalties, damages and losses, including, without limitation, attorneys' fees, asserted against, incurred or suffered by Transferee resulting from or arising out of (i) any personal injury or property damage occurring in, on or under the Property during the period from June 18, 1995 to the date of Closing, from any cause whatsoever other than as a consequence of the acts or omissions of Transferee, its agents, employees or contractors; and (ii) the failure of Transferor to perform any obligation under the Loan Documents to be performed by the borrower prior to the Closing Date (other than the obligation to obtain the Lender's Consent for the of the Property contemplated herein).

     (c) Indemnification by Transferee. Transferee agrees to indemnify Transferor and its partners and defend and hold Transferor and its partners harmless from any claims, losses, demands, liabilities, costs, expenses, penalties, damages and losses, including, without limitation, attorneys fees, asserted against, incurred or suffered by Transferor resulting from or arising out of (i) any personal injury or property damage first occurring in, on or under the Property during Transferee's ownership thereof, from any cause whatsoever other than as a consequence of the acts or omissions of Transferor, or its agents, employees or contractors, and
     (ii) if Transferee does not pay off the Loan on or before the Loan Payoff Date, the failure of Transferor to perform any obligation under the Loan Documents to be performed by the borrower after the Closing Date.

     (d) Survival of Indemnifications. The indemnification provisions of this Section shall survive beyond the Closing, or, if the Closing does not occur pursuant to this Agreement, beyond any termination of this Agreement.

12.  Risk of Loss.

     (a) Notice of Loss. If, prior to the Closing Date, any portion of the of the Property suffers a Minor or Major Loss, Transferor shall immediately notify Transferee of that fact, which notice shall include sufficient detail to apprise Transferee of the current status of the Property following such loss.

     (b) Minor Loss. Transferee's obligations hereunder shall not be affected by the occurrence of a Minor Loss, provided that: (i) upon the Closing, there shall be a credit against the Consideration equal to the amount of any insurance proceeds or condemnation awards collected by Transferor as a result of such Minor Loss, plus the amount of any insurance deductible; or insurance or condemnation proceeds available to Transferor are sufficient to cover the cost of restoration; and the insurance carrier has admitted liability for the payment of such costs; and (ii) the Loan is not accelerated or defaulted by reason of such casualty or condemnation. If the proceeds or awards have not been collected as of the Closing, then Transferor's right, title and interest to such proceeds or awards shall be assigned to Transferee.

     (c) Major Loss. In the event of a Major Loss, Transferee may, at its option to be exercised by written notice to Transferor within twenty (20) days of Transferor's notice to Transferee of the occurrence thereof, elect to either (i) terminate this Agreement, or (ii) consummate the acquisition of the Property for the full Consideration, subject to the following. If Transferee elects to proceed with the acquisition of the Property, then the Closing shall be postponed to the later of the Closing Date or the date which is five (5) days after Transferee makes such election and, upon the Closing, Transferee shall be given a credit against the Consideration equal to the amount of any insurance proceeds or condemnation awards collected by Transferor as a result of such Major Loss, plus the amount of any insurance deductible. If the proceeds or awards have not been collected as of the Closing, then Transferor's right, title and interest to such proceeds or awards shall be assigned to Transferee, and Transferor will cooperate with Transferee as reasonably requested by Transferee in the collection of such proceeds or award. If Transferee fails to give Transferor notice within such 20-day period, then Transferee will be deemed to have elected to terminate this Agreement.

13.  Transferor's Continued Operation of the Property

     (a) General. Except as otherwise contemplated or permitted by this Agreement or approved by Transferee in writing, from the Effective Date to the Closing Date, Transferor will operate, maintain, repair and lease the Property in a prudent manner, in the ordinary course of business, on an arm's-length basis and consistent with its past practices (and without limiting the foregoing, Transferor shall, in the ordinary course, negotiate with prospective tenants and enter into leases of the Property, enforce leases in all material respects including eviction proceedings against all Tenants with delinquencies in excess of 30 days, pay all costs and expenses of the Property, including, without limitation, debt service, real estate taxes and assessments, maintain insurance and pay and perform obligations under the Loan Documents) and will not dispose of or encumber any of the Property, except for dispositions of personal property in the ordinary course of business. Between the Effective Date and the Closing, Transferor shall continue to undertake capital improvements with respect to the Property in the ordinary course of business.

     (b) Actions Requiring Transferee's Consent. Notwithstanding the above terms of this Section, Transferor shall not, without the prior written approval of Transferee, take any of the following actions:

          (i) Leases. Execute or renew any Lease, terminate any Lease, or modify or waive any material term of any Lease;

          (ii) Contracts. Except as otherwise required under this Agreement, enter into, execute or terminate any operating agreement, reciprocal easement agreement, management agreement or any lease, contract, agreement or other commitment of any sort that will survive the Closing (including any contract for capital items or expenditures), with respect to the Property requiring payments to or by Transferor in excess of $5000 per year, or the performance of services by Transferor the value of which exceeds $5,000 per year.

     (c) Cost of Tenant Improvements and Leasing Commissions. In connection with any new leases or modifications of existing Leases entered into between the Effective Date and the Closing and approved by Transferee, the cost of tenant improvement work and leasing commissions shall be prorated between Transferee and Transferor in proportion to the ratio between the portion of the new lease term prior to the Closing Date and the portion of the new lease term after the Closing Date. Except as set forth in Schedule II.E.3, Transferor shall be responsible for the cost of tenant improvement work and leasing commissions for all Leases (and amendments thereto) entered into prior to the Effective Date (regardless of when the same are payable), and Transferor's obligations with respect thereto shall survive the Closing.

14.  Cooperation

     (a) Before Closing. Transferor and Transferee shall cooperate and do all acts as may be reasonably required or requested by the other with regard to the fulfillment of any Condition Precedent or the consummation of the transactions contemplated hereby including execution of any documents, applications or permits. Transferor hereby irrevocably authorizes Transferee and its agents to make all inquiries of any third party, including any governmental authority, as Transferee may reasonably require to complete its due diligence.

     (b)  After  Closing.  For a  period  of  three  years  after  the  Closing,
     Transferor  will  give  Transferee   timely  and  complete  access  to  the
     historical financial and property records of Transferor relating to its acquisition, ownership and operation of the Property, and Transferor agrees that it will not destroy any of the records during any such period of time without the prior written consent of Transferee. During the first year after the Closing, Transferor will provide to Transferee on a timely and complete basis such historical financial information with respect to the acquisition, ownership and operation of the Property as Transferee may reasonably request in connection with any reports which GLB is required to file with the Securities & Exchange Commission or the New York Stock Exchange.

15. Non-Consummation of the Transaction. If the transaction is not consummated on or before the Closing Date, the following provisions shall apply:

     (a) No Default. If the transaction is not consummated for a reason other than a default by one of the parties, then (i) Title Company and each party shall return to the depositor thereof and all funds and items which were deposited hereunder; (ii) Transferor and Transferee shall each bear one-half of any Escrow cancellation charges. Any return of funds or other items by the Title Company or any party as provided herein shall not relieve either party of any liability it may have for its wrongful failure to close.

     (b) Default by Transferor. If the transaction is not consummated as a result of a default by Transferor, then Transferee may either (i) terminate this Agreement by delivery of notice of termination to Transferor, whereupon Transferor shall pay to Transferee any title, escrow, legal and inspection fees incurred by Transferee and any other expenses incurred by Transferee in connection with the performance of its review under the Section entitled "Transferee's Due Diligence" (including, without limitation, environmental and engineering consultants' fees and expenses), in which case neither party shall have any further rights or obligations hereunder; or (ii) continue this Agreement pending Transferee's action for specific performance and/or damages.

     (c) Default by Transferee. If the Closing does not occur as a result of a default by Transferee, then (i) Transferee shall pay all escrow cancellation charges, (ii) Transferee shall pay to Transferor $100,000 as its full and complete liquidated damages and its sole and exclusive remedy for Transferee's default. THE PARTIES HAVE AGREED THAT TRANSFEROR'S ACTUAL DAMAGES, IN THE EVENT OF A DEFAULT BY TRANSFEREE, WOULD BE EXTREMELY DIFFICULT OR IMPRACTICABLE TO DETERMINE. THEREFORE, BY PLACING THEIR INITIALS BELOW, THE PARTIES ACKNOWLEDGE THAT $100,000 HAS BEEN AGREED UPON, AFTER NEGOTIATION, AS THE PARTIES' REASONABLE ESTIMATE OF TRANSFEROR'S DAMAGES AND AS TRANSFEROR'S EXCLUSIVE REMEDY AGAINST TRANSFEREE, AT LAW OR IN EQUITY, IN THE EVENT OF A DEFAULT UNDER THIS AGREEMENT ON THE PART OF TRANSFEREE.

                     INITIALS:  Transferor _____   Transferee  _____

16.  Miscellaneous

     (a) Disclosure of Transaction. Prior to the Closing, neither party shall publicly announce or discuss the execution of this Agreement or the transaction contemplated hereby except in accordance with the following. Neither party shall publicly announce or discuss the execution of this Agreement or the transaction contemplated hereby unless: (i) the information disseminated by such party is limited to the names of the Transferor and Transferee; a general description of the Property including size, type and location; the amount and nature of the Consideration; and Transferee's anticipated yield from the acquisition of the Property; or (ii) the announcing party has obtained the prior written consent of the other party, which shall not be unreasonably withheld.

     (b) Possession. Possession of the Property shall be delivered to Transferee upon the Closing.

     (c) Notices. Any notice, consent or approval required or permitted to be given under this Agreement shall be in writing and shall be deemed to have been given upon (i) hand delivery, (ii) one (1) day after being deposited with Federal Express, DHL Worldwide Express or another reliable overnight courier service or transmitted by facsimile telecopy, or (iii) two (2) days after being deposited in the United States mail, registered or certified mail, postage prepaid, return receipt required, and addressed as indicated below, or such other address as either party may from time to time specify in writing to the other.

     If to Transferee:                          If to Transferor:
     Glenborough Realty Trust Incorporated      Ronald E. Soderling, Trustee
     400 South El Camino Real, 11th Floor       4040 Barranca Parkway, Suite 210
     San Mateo, CA  94402-1708                  Irvine, CA 92604-5766
     Attention: Stephen Saul

     with a copy to:                            with a copy to:
     Glenborough Realty Trust Incorporated      Bryan Cave LLP
     400 South El Camino Real, 11th Floor       18881 Van Karman, Suite 1500
     San Mateo, CA 94402-1708                   Irvine, CA 92612-1582
     Attention: G. Lee Burns, Jr.               Attention: Steven H. Sunshine

     (d) Brokers and Finders. Transferee has agreed to pay to Provine & Associates a brokerage fee pursuant to the terms of a separate agreement between Transferee and Provine & Associates. Except as set forth in the preceding sentence, neither party has had any contact or dealings regarding the Property, or any communication in connection with the subject matter of this transaction. through any real estate broker or other person who can claim a right to a commission or finder's fee in connection with the contemplated herein. In the event that any broker or finder perfects a claim for a commission or finder's fee based upon any such contact, dealings or communication, the party through whom the broker or finder makes its claim shall be responsible for said commission or fee and shall indemnify and hold harmless the other party from and against all liabilities, losses, costs and expenses (including reasonable attorneys' fees) arising in connection with such claim for a commission or finder's fee. The provisions of this Subsection shall survive the Closing.

     (e) Joint and Several Liability. If Transferor consists of two (2) or more parties, each of such parties (and each of their respective general partners if applicable) shall be liable for Transferor's obligations under this Agreement, and all documents executed in connection herewith, and the liability of such parties shall be joint and several.

     (f) Successors and Assigns. Subject to the following, this Agreement shall be binding upon, and inure to the benefit of, the parties and their respective successors, heirs, administrators and assigns. Transferee shall have the right, with notice to Transferor (but without the necessity of Transferor's consent), to assign its right, title and interest in and to this Agreement to one or more assignees at any time before the Closing Date; provided, however that such assignee(s) shall assume all obligations of Transferee, and such assignment and assumption shall not release Transferee from any obligation hereunder. Transferor shall not have the right to assign its interest in this Agreement. Notwithstanding anything in the foregoing to the contrary, from and after the first anniversary of the Closing Date, Transferor shall have the right from time to time to transfer any or all of its right, title and interest in the OP Units.

     (g) Amendments. Except as otherwise provided herein, this Agreement may be amended or modified only by a written instrument executed by Transferor and Transferee.

     (h) Governing Law. This Agreement has been negotiated and executed in San Mateo County, California and the substantive laws of the State of California, without reference to its conflict of laws provisions, will govern the validity, construction, and enforcement of this Agreement.

     (i) Merger of Prior Agreements. This Agreement and the Addenda, Exhibits and Schedules hereto constitute the entire agreement between the parties and supersede all prior agreements and understandings between the parties relating to the subject matter hereof.

     (j) Arbitration of Disputes. Any controversy, claim , counterclaim, or disputes between or among the parties hereto arising out of or relating to the interpretation, application, breach or enforcement of this Agreement or any related agreements or instruments ("Subject Documents") ("Dispute"), shall, at the option of any party, and at that party's expense, be submitted to mediation, using either the American Arbitration Association
     (AAA) or Judicial Arbitration and Mediation Services, Inc. (JAMS). If mediation is not used, or if it is used and it fails to resolve the Dispute within 30 days from the date AAA or JAMS is engaged, then the Dispute shall be determined by neutral binding arbitration in accordance with the Commercial Arbitration Rules then in effect of either JAMS or AAA (at the option of the party initiating the arbitration) and Title 9 of the U.S. Code, notwithstanding any other choice of law provision(s) herein or in the Subject Documents. Any controversy concerning whether a Dispute is arbitrable shall be determined by the arbitrator(s). The parties agree that related arbitration proceedings may be consolidated. The arbitrator shall prepare written reasons for the award. The parties hereto agree that the arbitrator shall be empowered to grant equitable, as well as legal, relief, including, without limitation, the power to compel specific performance of this Agreement. The parties further consent that the initiation of mediation and/or arbitration pursuant to these provisions shall constitute an action or the equivalent for purposes of determining a party's right to file a lis pendens in the official records of the jurisdiction where the Property is/are located. The parties consent that judgment on the award rendered may be entered in any state court sitting in the state of California, and that any mediation and/or arbitration shall take place in Irvine, California.

     NOTICE:  BY  INITIALING  IN THE SPACE  BELOW YOU ARE  AGREEING  TO HAVE ANY
     DISPUTE  ARISING  OUT OF  THE  MATTERS  INCLUDED  IN  THE  "ARBITRATION  OF
     DISPUTES" PROVISION DECIDED BY NEUTRAL ARBITRATION AS PROVIDED BY CALIFORNIA LAW AND YOU ARE GIVING UP ANY RIGHTS YOU MIGHT POSSESS TO HAVE THE DISPUTE LITIGATED IN A COURT OR JURY TRIAL. BY INITIALING IN THE SPACE BELOW YOU ARE GIVING UP YOUR JUDICIAL RIGHTS TO DISCOVERY AND APPEAL,
     UNLESS THOSE RIGHTS ARE SPECIFICALLY INCLUDED IN THE "ARBITRATION OF DISPUTES" PROVISION. IF YOU REFUSE TO SUBMIT TO ARBITRATION AFTER AGREEING TO THIS PROVISION, YOU MAY BE COMPELLED TO ARBITRATE UNDER AUTHORITY OF THE CALIFORNIA CODE OF CIVIL PROCEDURE. YOUR AGREEMENT TO THIS ARBITRATION PROVISION IS VOLUNTARY. WE HAVE READ AND UNDERSTAND THE FOREGOING AND AGREE TO SUBMIT DISPUTES ARISING OUT OF THE MATTERS INCLUDED IN THE "ARBITRATION OF DISPUTES" PROVISION TO NEUTRAL ARBITRATION.

                  ____________                          ____________
                  Transferor                             Transferee

     (k) Enforcement. If either party fails to perform any of its obligations under this Agreement or if a dispute arises between the parties concerning the meaning or interpretation of any provision of this Agreement, then the defaulting party or the party not prevailing in such dispute shall pay any and all costs and expenses incurred by the other party on account of such default and/or in enforcing or establishing its rights hereunder, including, without limitation, arbitration or court costs and attorneys' fees and disbursements. Any such attorneys' fees and other expenses incurred by either party in enforcing a judgment in its favor under this Agreement shall be recoverable separately from and in addition to any other amount included in such judgment, and such attorneys' fees obligation is intended to be severable from the other provisions of this Agreement and to survive and not be merged into any such judgment.

     (l) Time of the Essence. Time is of the essence of this Agreement.

     (m) Severability. If any provision of this Agreement. or the application thereof to any person, place, or circumstance, shall be held by a court of competent jurisdiction to be invalid, unenforceable or void, the remainder of this Agreement and such provisions as applied to other persons, places and circumstances shall remain in full force and effect.

     (n) Marketing. Transferor agrees not to market or show the Property to any other prospective purchasers during the term of this Agreement.

     (o) Confidentiality. Transferee and Transferor shall each maintain as confidential any and all material or information about the other or, in the case of Transferee and its agents, employees, consultants and contractors, about the Property, and shall not disclose such information to any third party, except, in the case of information about the Property and Transferor, to Transferee's investment bankers, lender or prospective lenders, insurance and reinsurance firms, attorneys, environmental assessment and remediation service firms and consultants, as may be reasonably required for the consummation of the transaction contemplated hereunder and/or as required by law.

     (p) Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

     (q) Addenda, Exhibits and Schedules. All addenda, exhibits and schedules referred to herein are, unless otherwise indicated, incorporate herein by this reference as though set forth herein in full.

     (r) Construction. Headings at the beginning of each section and subsection are solely for the convenience of the parties and are not a part of the Agreement. Whenever required by the context of this Agreement, the singular shall include the plural and the masculine shall include the feminine and vice versa. This Agreement shall not be construed as if it had been prepared by one of the parties, but rather as if both parties had prepared the same. In the event the date on which Transferor or Transferee is required to take any action under the terms of this Agreement is not a business day, the action shall be taken on the next succeeding business day.

     (s) Property Condition. Except for the Representations and Warranties of Transferor specifically set forth herein, the Property is being sold and conveyed by Transferee to Transferor "AS IS, WHERE IS, WITH ALL FAULTS", in such condition as the same may be on the Closing Date, without any representations and warranties by the Transferor as to any conditions of the Property, including, without limitation, surface and subsurface environmental conditions, whether latent or patent,. Except for the Representations and Warranties of Transferor specifically set forth herein, Transferor makes no guarantee, warranty or representation, express or implied, as to the quality, character, or condition of the Property (or any part thereof) or the fitness of the Property (or any part thereof) for any use or purpose or any representation as to the nonexistence of any toxic or hazardous waste. Except for any claim related to a breach of Transferor's express representations and warranties, Transferee shall have no claim, in law or in equity, based upon the condition of the Property or the failure of the Property to meet any standards. In no event shall Transferor be liable for any incidental, special, exemplary or consequential damages, including, without limitation, loss of profits or revenue, interference with business operations, loss of tenants, lenders, investors, buyers, diminution in value of the Property, or inability to use the Property, due to the condition of the Property, absent a breach of Transferor's express Representations and Warranties contained herein. Transferee represents and warrants to Transferor that upon expiration of the Due Diligence Period, Transferee will have had ample opportunity to make a proper inspection, examination and investigation of the Property to familiarize itself with its condition and that it will do so to its satisfaction. Transferee agrees that, upon acceptance of the condition of the Property hereunder, and except for its reliance on the representations and warranties of Transferor contained herein, it shall purchase and accept title to the Property including any and all environmental conditions. In the event that any hazardous substances are discovered on, at or under the Property, except for any claim for breach of any representation or warranty of Transferee specifically made herein, Transferee shall not maintain any action or assert any claim against Transferor, its successors and their respective members, employees and agents arising out of or relating to any such hazardous substances, including, without limitation, any for contribution or the generation, use, handling, treatment, removal, storage, decontamination, cleanup, transport or disposal thereof. The provisions of this Section shall survive the Closing or any termination of this Agreement.

     (t) Tax Free Exchange. As an accommodation to Transferee, Transferor agrees to cooperate with Transferee to accomplish an I.R.C. Section 1031 like kind tax deferred exchange, provided that the following terms and conditions are met; (i) Transferee shall give Transferor notice of any desired exchange not later than two (2) days prior to the Closing Date; (ii) Transferor shall in no way be liable for any additional costs, fees and/or expenses relating to the exchange; (iii) in no way shall the Closing be contingent or otherwise subject to the consummation of the exchange, and the Closing shall timely occur despite any failure, for what ever reason, of the parties to the exchange to effect the same; and (iv) Transferor shall not be required to make any representations or warranties nor assume or incur any obligations or personal liability whatsoever in connection with the exchange transaction.

     The 1031 Exchange Transaction in question will involve funds held by exchange facilitators for the benefit of Glenborough Fund III, Limited Partnership ("Fund III"). Transferor agrees to convey a proportionate share of the equitable and beneficial ownership of the Property to Fund III, and Transferee and Fund III direct that legal title be transferred directly to Glenborough Fund V, Limited Partnership, a Delaware limited partnership.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the Effective Date.


Transferor


________________________
Ronald E. Soderling, Trustee,
or his successor in Trust U/D/T
dated February 20, 1996, and any
amendments thereto.

Date:    June _______, 1997


Transferee

Glenborough Properties, L.P.,
a California limited partnership

By       Glenborough Realty Trust Incorporated
         a Maryland corporation
         its General Partner


         By       __________________________________
                  its:

Date:    June  _______, 1997

As to its limited obligations hereunder and in the Addenda, Exhibits and Schedules Glenborough Realty Trust Incorporated a Maryland corporation

By:      _________________________
         its:

             Summary Description of Addenda, Exhibits and Schedules
                                 Not Attached to
                         Contribution Agreement between
                          Ronald E. Soderling, Trustee,
                                       And
                          Glenborough Properties, L.P.


                                     Addenda


I        Definitions.

II       Transferor's Representations and Warranties.

III      Due Diligence Materials to be Delivered by Transferor to Transferee.

IV Description of Method of Delivery of Certain Documents by Transferor After Closing.

V Additional Provisions Governing the Delivery of OP Units by Glenborough Properties, L.P. to Ronald E.Soderling, Trustee.

                                    Exhibits

A        Form of Deed.

B        Form of Assignment and Assumption of Leases.

C        Form of Warranty Bill of Sale.

D        Form of Assignment and Assumption of Service Contracts,
         Warranties and Guaranties, and Other Intangible Property.

E        Certificate of Transferor Other Than an Individual (FIRPTA Affidavit).

F        Form of Tenant Estoppel Certificate .

G        Form of Notice to Tenants regarding Transfer.

H        Form of Closing Certificate of Transferor.

I        Form of Closing Proration Statement.

J Form of Lease for Suite 210 at the Property to be executed by an Affiliate of Transferor at Closing.

K Form of Registration Rights Agreement to be executed by Closing governing the rights of the parties thereto relating to the SEC Registration of any Shares to be held by Transferor.

L Form of Subscription Documents to be executed by Transferor verifying Transferor's status as an Accredited Investor for Securities Laws Purposes.


                                    Schedules
1.       Description of Land.

2.       Permitted Title Exceptions at Closing.

3.       List of Title Policy Endorsements required by Transferee.

4.       Listing of Personal Property transferred to Transferee.

5.       Listing of Existing Contracts regarding Property Operation.

6.       Description of Other Interests being transferred to Transferee.

7.       Listing of Environmental Reports delivered to Transferee.

8.       Rent Roll.

9.       Tenant Delinquency Report.

10.      Description of Existing Secured Loans encumbering the Property.

11.      Related Transactions that were a condition to closing.

II.C.1.  Transferor's Listing of Property Defects.

II.C.2. Transferor's Listing of Violations of Laws and Regulations concerning property operation.

II.C.3.  Transferor's Description of Regulatory or Condemnation Proceedings.

II.D.3.  Transferor's Description of Lease Exceptions and Tenant Defaults.

II.D.7.  Transferor's Description of Pending Brokerage Fees Due to Third
         Parties.

II.E.2.  Transferor's Description of Litigation involving the Property.

II.E.3. Transferor's Description of Tenant Improvements Costs and Leasing Commissions that remain the Transferor's Responsibility.

                         Agreement of Purchase and Sale

                                     between

                    CIGNA Income Realty-I Limited Partnership
                                       and
           Connecticut General Equity Properties-I Limited Partnership
                                       and
                            Westford Office Venture,

                                   as Sellers,

                                       and

                          Glenborough Properties, L.P.,

                                  as Purchaser

                         Agreement Of Purchase And Sale

     This AGREEMENT OF PURCHASE AND SALE is made by and between CIGNA Income Realty-I Limited Partnership, a Delaware limited partnership ("CIR"), Connecticut General Equity Properties-I Limited Partnership, a Connecticut limited partnership ("CGEP"), and Westford Office Venture, a Connecticut general partnership ("WOV") (each, individually a "Seller," and collectively, the "Sellers"), and Glenborough Properties, L.P., a California limited partnership ("Purchaser"), as of the "Effective Date" (as defined below).

1.   Property

     Each Seller hereby agrees to sell, and Purchaser hereby agrees to buy, all of the following property: (a) the real property described in Schedule 1.1 hereto and indicated on said Schedule 1.1 as being sold by such Seller, together with all and singular easements, covenants, agreements, rights, privileges, tenements, hereditaments and appurtenances thereunto now or hereafter belonging or appertaining thereto (each, a "Land Parcel," and collectively, the "Land");
(b) any and all buildings (collectively, the "Buildings") and other improvements of every kind located in, on and over each Land Parcel (with respect to a particular Land Parcel, "Individual Improvements," and collectively, the
"Improvements"); (c) all tenant leases relating to each of the Individual Improvements, being the leases referred to respectively on the Rent Rolls attached hereto as Schedule 1.2 and all guarantees thereof, (each Land Parcel, together with the Individual Improvements and the tenant leases related thereto, is referred to herein as an "Individual Real Property"; all such Individual Real Properties are referred to herein, collectively, as the "Real Property"); and
(d) all fixtures, equipment, and other personal property, both tangible and intangible, including, but not limited to, the contracts listed in Schedule 1.3, excluding only the leasing brokerage agreements, property management agreements and other contracts that Purchaser elects to exclude by written notice to the Sellers pursuant to Section 6.5 hereof, and the following items, to the extent of the respective Seller' s right, title and interest thereto, and to the extent assignable by such Seller without obtaining the consent thereto by any third-party: all general intangibles relating to design, development, operation, management and use of each Individual Real Property, all certificates of occupancy, zoning variances, building, use or other permits, approvals, authorizations, licenses and consents obtained from any governmental authority in connection with the development, use, operation or management of each Individual Real Property, any telephone numbers and listings used in connection with the operation of each Individual Real Property and the leasing thereof, goodwill in connection with each Individual Real Property, any data concerning tenants of each Individual Real Property to the extent related to the Real Property, all soils tests, engineering reports, architectural drawings, plans and specifications relating to all or any portion of each Individual Real Property, all payment and performance bonds or warranties or guarantees relating to each Individual Real Property, trade names, fictitious business names, and other source and business identifiers, including, but not limited to, the names set forth on Schedule 1.4 hereto, owned by each Seller and contained in or related to any of the Individual Improvements being sold by such Seller (with respect to an Individual Real Property, "Individual Personal Property," and collectively, the "Personal Property") (collectively, an Individual Real Property and the Individual Personal Property related thereto are sometimes referred to herein as an "Individual Property;" collectively, the Real Property and the Personal Property are sometimes referred to herein as the "Property").

     It shall be a condition to Purchaser' s obligation hereunder to purchase any Individual Property that each Seller shall consummate the Closing with respect to all of its Individual Properties.

2.   Purchase Price and Deposits

     The purchase price which the Purchaser agrees to pay and the Sellers agree to accept for the Property shall be the sum of Forty-Four Million Two Hundred Four Thousand Dollars ($44,204,000) (hereinafter referred to as the "Purchase Price"), subject to adjustment as provided in Section 5 hereof, payable as follows:

     (a) An earnest money deposit (the "Deposit") of Four Hundred Forty-Two Thousand Forty Dollars ($442,040), in cash, to be deposited by Purchaser with Chicago Title Company at its office located at 700 South Flower Street, Suite 900, Los Angeles, California 90017 (the "Escrow Holder"), upon delivery of three
(3) executed copies of this Agreement to Escrow Holder, such amount to be held in escrow by Escrow Holder, and deposited in an interest-bearing account; and

     (b) The balance of the Purchase Price shall be paid at time of Closing by wire transfer of immediately available Federal funds through the Escrow Holder, with the transfer of funds to the Sellers to be completed on the day of the Closing.

     Schedule 2.1 hereto indicates the portion of the Purchase Price allocated to each Individual Property (each, an "Allocated Portion of the Purchase
Price"); provided, however, that such allocation is intended solely for the purposes of Paragraphs 6.4, 7.1 and 7.2 hereof and Exhibit A-3 hereto, and shall not be binding on the parties for any other purpose whatsoever.

     The Deposit and all interest earned thereon shall be paid to the Sellers at the Closing as a credit against the Purchase Price. Purchaser shall provide the Escrow Holder with its tax identification number, and all interest shall be for Purchaser' s account for tax purposes.

     In addition to the Deposit, Purchaser shall deposit three (3) fully executed copies of this Agreement with the Escrow Holder immediately after all parties have executed it. The date of such deposit shall be acknowledged by the Escrow Holder on all copies, and such date shall be the "Effective Date" of this Agreement. The Escrow Holder shall retain one copy of this Agreement and deliver one copy hereof to each of Purchaser and the Sellers.

3.   Failure to Close

     If the Sellers have complied with all of the covenants and conditions contained herein and are ready, willing and able to convey the Property in accordance with this Agreement and Purchaser fails to consummate this Agreement and take title by reason of a default on Purchaser' s part, then the parties hereto recognize and agree that the damages that the Sellers will sustain as a result thereof will be substantial, but difficult if not impossible to ascertain. Therefore, the parties agree that, in the event of Purchaser' s default as aforesaid, the Sellers shall, as their sole remedy, (a) retain the Deposit plus interest earned thereon, and (b) be entitled to recover from Buyer cash in the amount of Four Hundred Forty-Two Thousand Forty Dollars ($442,040), as liquidated damages, and no party shall have any further rights or obligations with respect to any other under this Agreement, except for the surviving covenants (hereinafter defined). the Sellers acknowledge and agree that the sum of (A) the Deposit plus interest earned thereon, and (B) $442,040, is a reasonable estimate of and bears a reasonable relationship to the damages that would be suffered and costs incurred by the Sellers as a result of having withdrawn the Property from sale and the failure of Closing to occur due to a default by Purchaser under this Agreement and (2) Purchaser seeks to limit its liability under this Agreement to the amount of the sum of (A) the Deposit plus interest earned thereon, and (B) $442,040, in the event this Agreement is terminated and the transaction contemplated by this Agreement does not close due to a default by Purchaser hereunder.


                             Purchaser              Sellers

              Initials:      __________           ___________


                                                  ___________


                                                  ___________

4.   Closing and Transfer of Title

     4.1 Closing

     The parties hereto agree to conduct a closing of this sale (the "Closing") at 8:00 A.M. P.S.T., on or before February 17, 1997; provided, however, that if CIR and CGEP have not obtained the Limited Partner Approvals (as defined in Paragraph 15.14) by February 10, 1997, then, subject to the provisions of Paragraph 15.14, the date of the Closing shall be extended until the fifth (5th) calendar day after such Limited Partner Approvals have been obtained (the "Closing Date"), in the office of the Escrow Holder located at 700 South Flower Street, Suite 900, Los Angeles 90017, or at such other place as may be agreed upon by the parties hereto. This Agreement shall terminate if transfer of title is not completed by the Closing Date (unless such failure to close is due to the Sellers' default, the date for Closing is extended pursuant to any provision hereof, including, without limitation, the matters described in Sections 6.3, 6.4, 6.5 and Section 7 hereof, or the date for Closing is extended by agreement of the parties, which agreement shall be confirmed in writing).

     4.2 Closing Procedure

     With respect to each Individual Property, the Seller that owns such Individual Property shall execute and deliver or cause to be delivered either to Escrow Holder or Purchaser on or before the Closing (or such earlier date as specifically provided below for any particular item), each of the following items:

     (a) a deed, in the appropriate form attached hereto as Exhibit A-1 through A-4, depending on the state where the Individual Property is located, duly acknowledged and proper for recording, conveying such Individual Property to Purchaser, subject, however, to (i) (A) such easements, rights of way, encumbrances, liens, covenants, restrictions, or other matters of record as shall have been approved by Purchaser pursuant to Section 6.4, and (B) such matters shown on the Survey (as defined in Section 6.3) of such Individual Real Property as shall have been approved by Purchaser pursuant to Section 6.3, (ii) taxes not yet due and payable, (iii) the rights of lessees and licensees of space in the Individual Improvements included in such Individual Property at the time of Closing (to the extent shown on the Rent Roll for such Individual Improvements, which Rent Roll shall have been approved by Purchaser), and (iv) any encumbrances created or permitted by the terms of this Agreement approved by such Seller and Purchaser;

     (b) a Bill of Sale in the form attached hereto as Exhibit B, dated as of the date of Closing conveying to Purchaser any and all Individual Personal Property pertaining to such Individual Real Property;

     (c) an Assignment and Assumption of Leases in the form attached hereto as Exhibit C dated the date of Closing, assigning all of the landlord' s right, title and interest in and to any tenant and other leases covering all or any portion of such Individual Real Property;

     (d) Tenant Notification Agreements (the "Tenant Notices"), dated the date of the Closing of such Individual Property and complying with applicable statutes in order to relieve such Seller of liability for tenant security deposits (provided the security deposits are paid to Purchaser), notifying the tenants of such Individual Real Property that such Individual Property has been sold to Purchaser and directing the tenants to pay rentals to Purchaser (or Purchaser' s designated agent);

     (e) the originals of all leases and such Seller' s complete tenant files with respect to current tenants of such Individual Real Property, including all subleases, lease modifications, license agreements, tenant improvement construction contracts, move-in leases, financial statements on all tenants, credit reports on all tenants, names and phone numbers of tenant contacts, and other correspondence with tenants, all to the extent in such Seller' s or its property manager' s possession, all agreements for the payments of any leasing commissions which have not been paid in full, and, to the extent in such Seller' s possession or under such Seller' s control, as-built plans and specifications, maintenance and service and any other contracts that are to be assumed, and such Seller' s complete files with respect to the maintenance of such Individual Property, including correspondence with service providers to the extent in such Seller' s or its property manager' s possession, all licenses, permits and certificates of occupancy of such Individual Property or such Individual Improvements to the extent the same are in such Seller' s or its property manager' s possession or control;

     (f) at least five (5) days prior to Closing, tenant estoppel certificates on the form attached hereto as Exhibit D and consistent with the information contained in the respective Rent Rolls, executed by such tenants of such Individual Real Properties as are set forth on Schedule 4.1 attached hereto;

     (g) such Seller' s certification as to those matters which would be covered in a tenant estoppel certificate for any lease for which an estoppel certificate is not obtained from a tenant prior to Closing;

     (h) an updated Rent Roll for such Individual Real Property, in the form of the Rent Rolls attached hereto as Schedule 1.2, dated within fifteen (15) days of the date of the Closing;

     (i) Federal and, to the extent applicable, State affidavits that Seller in not a "foreign person" in the forms attached as Exhibit E-1 and E-2, respectively;

     (j) a master key or duplicate key for all locks in such Individual Improvements;

     (k) to the extent in the possession of such Seller or such Seller' s property management company, all maintenance records, all engineering records and reports (e.g., soils, compaction, concrete tests, structural, mechanical systems), and any environmental studies, sprinkler or other life safety system reports or testing certifications with respect to such Individual Real Property;

     (l) a list of the amount of all tenant security deposits;

     (m) accounts receivable report as of a date no earlier than December 10, 1996;

     (n) any letters of intent (executed or otherwise) with prospective tenants;

     (o) historical financials, including balance sheets and income statements for prior three (3) years;

     (p) year-to-date operating statements;

     (q) to the extent in the possession of such Seller or such Seller' s property management company, copies of real estate tax bills (including special assessments) for prior five (5) years, including evidence of payment;

     (r) all site or plot plans for such Individual Real Property in the possession of such Seller or its property manager;

     (s) any unrecorded reciprocal easement agreements with respect to such Individual Real Property in the possession of such Seller or its property manager;

     (t) to the extent in the possession of such Seller or such Seller' s property management company, any warranties or guaranties in effect with respect to such Individual Real Property or any component thereof (e.g. roof, HVAC);

     (u) to the extent in the possession of such Seller or such Seller' s property management company, copies of utility bills for the Property for the past three (3) years;

     (v) copies of all billings to tenants for the past three (3) years for utilities, taxes, insurance and other CAM charges, together with the supporting calculations of the same; and

     (w) complete and correct copies of all consents described in Paragraph 10.2(e).

     With respect to items (e), (j) and (m) through (w) listed above, each Seller shall be deemed to have delivered such items to Purchaser with respect to a particular Individual Property owned by such Seller when such Seller has caused such items to be packaged and, after two (2) business days' written notice to Purchaser, made available for Purchaser to pick up at the office of the property manager for such Individual Property (which property manager shall be identified by name and address in such written notice of such Seller). Notwithstanding any of the foregoing, Purchaser agrees that with respect to the Individual Real Property identified on Schedule 1.1 as Westford Corporate Center, items (e), (j) and (m) through (w) shall be deemed timely delivered if delivered to Purchaser within two (2) business days after the Closing.

     4.3 Purchaser' s Performance

     At the Closing, Purchaser will cause the Purchase Price to be delivered to the Escrow Holder, will execute and deliver the Tenant Notices, the Assignment and Assumption of Leases, and the Bill of Sale for each of the Individual Properties.

     4.4 Evidence of Authority; Miscellaneous

     Both parties will deliver to the Escrow Holder and each other such evidence or documents as may reasonably be required by the Escrow Holder or any hereto evidencing the power and authority of the Sellers and Purchaser and the due authority of, and execution and delivery by, any person or persons who are executing any of the documents required hereunder in connection with the sale of the Property. Both parties will execute and deliver such other documents as are reasonably required to effect the intent of this Agreement.

5.   Prorations of Rents, Taxes, etc.

     Real estate taxes for the year of Closing and any bond or assessment which is a lien against any Individual Real Property (or which is pending and may become a lien against any Individual Real Property) shall be prorated as of 12:01 A.M. on Closing Date either using actual tax or assessment figures or, if actual figures are not available, then using as a basis for said proration the most recent assessed value of such Individual Real Property multiplied by the current tax or assessment rate, with a subsequent cash adjustment to be made between Purchaser and the respective Seller when actual tax or assessment figures are available. Personal property taxes, annual permit, license or inspection fees, sewer charges, amounts payable under any contract or agreement that will be continued after the Closing, and other expenses normal to the operation and maintenance of the Property shall also be prorated as of the date of Closing. Rents that have been collected for the month of the Closing and for subsequent months will be prorated at the Closing, effective as of the date of the Closing. Such rents shall be deemed to include, without limitation, percentage rents, escalation charges for real estate taxes, parking charges, common area expenses, marketing fund charges, operating expenses, maintenance escalation rents or charges, cost-of-living increases or other charges of a similar nature, if any, and any additional charges and expenses payable under tenant leases (whether such collection occurs prior to, on or after the date of the Closing). After the Closing, Purchaser shall have the exclusive right to enforce claims for rents and all other obligations due and owing under the Leases and terminate any Leases as Purchaser, in its sole discretion, deems appropriate. With regard to rents that are delinquent as of the date of the Closing, (i) no proration will be made at the Closing, (ii) Purchaser will make a good faith effort after the Closing to collect the rents in the usual course of Purchaser' s operation of the Property, and (iii) Purchaser will apply all rents collected first to the current rents and the excess amount, if any, shall be applied to the delinquent rent owed to the Sellers. It is agreed, however, that Purchaser will not be obligated to institute any lawsuit or other collection procedures or terminate any lease to collect delinquent rents. Rents collected by Purchaser after the Closing Date, to which a Seller is entitled, shall be promptly paid to such Seller. To the extent delinquent rents or other amounts are collected by Purchaser, Purchaser may deduct from the amount owed to the Sellers an amount equal to the out-of-pocket third-party collection costs actually incurred by Purchaser in collecting such rents and other amounts. As of the Closing Date, Purchaser shall be entitled to a credit for any tenant deposits under the leases, and the Sellers shall retain the same. Final readings on all gas, water and electric meters shall be made as of the date of Closing, if possible. If final readings are not possible, gas, water and electricity charges will be prorated based on the most recent period for which costs are available. Any Seller that has made any deposits with utility companies shall be entitled to seek a refund of such deposits and shall be solely responsible for recovering the same. Purchaser shall be responsible for making all arrangements for the continuation of utility services. After the Closing, Purchaser will assume full responsibility for all security deposits and advance rental deposits of current tenants of the Real Property currently held by the Sellers, which items will be itemized by the Sellers and transferred and credited to Purchaser at the Closing. At the Closing, the Sellers shall deliver to Purchaser all letters of credit and other collateral given to any Seller or any of such Seller' s affiliates or predecessors-in-interest pursuant to any of the leases, less any portions thereof applied in accordance with the respective lease (together with a statement regarding such applications).

     If any tenants for any Individual Real Property are required to pay percentage rents, escalation charges for real estate taxes, parking charges, marketing fund charges, operating expenses, maintenance escalation rents or charges, cost-of-living increases or other charges of a similar nature ("Additional Rents") and such Additional Rents are not finally adjusted between the landlord and tenant under any lease until after the Closing, then Purchaser shall submit to the applicable Seller within sixty (60) days after such Additional Rents are finally adjusted with any tenant, a supplemental statement (the "Supplemental Statement") to the extent such Additional Rents have been finally adjusted between Purchaser and such tenant, containing a calculation of the prorations of such Additional Rents, prepared based on the principles set forth in this Section 5, provided that in making such adjustment, (i) the parties shall exclude any Additional Rents arising from increased real property taxes for such Individual Real Property to the extent such increase is the result of Purchaser' s purchase of the Property, and (ii) no amount of Additional Rent found to be owing to Purchaser from any tenant shall be offset against any amount of Additional Rent found to be owed by Purchaser to any other tenant unless such amount owed to Purchaser is actually collected by Purchaser. To the extent the Supplemental Statement indicates that one party is entitled to any amounts under this paragraph, the other party shall pay such sum to such party within thirty (30) days after the delivery of the Supplemental Statement.

     Notwithstanding anything to the contrary contained in this Section 5, (i) if the amount of the real property taxes and assessments payable with respect to any Individual Real Property for any period prior to Closing is determined to be more than the amount of such real property taxes and assessments that is prorated herein (in the case of the current year) or that was paid by the applicable Seller (in the case of any prior year), due to a reassessment of the value of such Individual Real Property or otherwise, such Seller and Purchaser shall promptly adjust the proration of such real property taxes and assessments after the determination of such amounts, and such Seller shall pay to Purchaser any increase in the amount of such real property taxes and assessments applicable to any period prior to Closing; provided, however, that such Seller shall not be required to pay to Purchaser any portion of such increase which is payable by tenants of such Individual Real Property under their respective leases; and (ii) if the amount of the real property taxes and assessments payable with respect to any Individual Real Property for any period prior to Closing is determined to be less than the amount of such real property taxes and assessments that is prorated herein (in the case of the current year) or that was paid by the applicable Seller (in the case of any prior year), due to an appeal of the taxes by such Seller, a reassessment of the value of such Individual Real Property or otherwise, such Seller and Purchaser shall promptly adjust the proration of such real property taxes and assessments after the determination of such amounts, and (a) Purchaser shall pay to such Seller any refund received by Purchaser representing such a decrease in the amount of such real property taxes and assessments applicable to any period prior to Closing; provided, however, that Purchaser shall not be required to pay to such Seller any portion of such refund which is payable to tenants of such Individual Real Property under their respective leases; and (b) Seller shall be entitled to retain any refund received by such Seller representing such a decrease in the amount of such real property taxes and assessments applicable to any period prior to Closing; provided, however, that such Seller shall pay to Purchaser that portion of any such refund that is payable to tenants of such Individual Real Property under their respective leases.

     A separate closing statement shall be prepared for each Individual Property by Escrow Holder, and approved by Buyer and the respective Seller, showing in detail the prorations for such Individual Property. All prorations shall be based on a 365-day year.

6.   Purchaser Inspections, Contingencies, and Elections

     6.1 Document Inspection

     With respect to each Individual Real Property, the Seller that owns such Individual Real Property shall deliver to Purchaser for Purchaser' s review the following items at the following times:

     (a) promptly after the Effective Date, current operating and capital budgets;

     (b) promptly after the Effective Date, copies of all service, maintenance, management or other operations contracts and copies of all correspondence with such service providers, to the extent in such Seller' s or its property manager' s possession;

     (c) promptly after the Effective Date, a list of any tenants with rent pre-paid more than 30 days in advance; and

     (d) promptly after the Effective Date, the most recent leasing status report from leasing broker, and monthly thereafter until the Closing, updated versions of the same.

     Purchaser acknowledges that before execution of this Agreement each Seller has made available for Purchaser' s review the standard lease form used by such Seller with respect to its respective Individual Real Properties.

     Purchaser agrees that if for any reason the Closing is not consummated, Purchaser will immediately return to the Sellers all materials furnished to Purchaser pursuant to this Section 6.1.

     Purchaser acknowledges and agrees that notwithstanding the Sellers' obligations under this Section 6.1 to make the items listed in this Section 6.1 available for Purchaser' s inspection, such obligations of the Sellers do not create any condition to Purchaser' s obligations hereunder to purchase the Property.

     Purchaser shall have the right to inspect each Seller' s files relating to such Seller' s Individual Real Properties before and after the Closing for such period of time as is necessary for Purchaser to prepare an "8-K" filing and an "8-K/A" filing relating to this transaction with the United States Securities and Exchange Commission; provided, however, that such period of time shall not extend beyond the ninetieth (90th) calendar day following the Closing. Each Seller shall cooperate generally with Purchaser in preparing such "8-K" and "8-K/A" filings; provided, however, that such cooperation of the Sellers shall not be deemed to imply any representation or warranty by any Seller regarding the adequacy or accuracy of any information included in such filings.

     6.2 Physical Inspection

     In addition to the items set forth in Section 6.1, the Sellers have made, and prior to the Closing will continue to make, the Property available for inspection by Purchaser and Purchaser shall, at Purchaser' s risk, be entitled to conduct an engineering and a Phase I environmental audit of each Individual Real Property and in connection therewith, to undertake such physical inspection of such Individual Real Property as Purchaser deems appropriate. Such inspection shall be conducted at reasonable times upon reasonable oral or written notice to the applicable Seller' s property manager. Such Seller shall have the right to designate a representative to accompany Purchaser' s employees, agents, and independent contractors on any such inspections. Notwithstanding any of the foregoing, Purchaser shall not be entitled to conduct a Phase II environmental audit of any Individual Property without the prior written consent of the applicable Seller, which consent shall not be unreasonably withheld or delayed. Consent to any Phase II environmental audit shall be expressly conditioned on the applicable Seller' s approval, not to be unreasonably withheld or delayed, of (i) the person or persons proposed by Purchaser to perform such audit, and
(ii) the nature and extent of the actions to be taken in the performance of such audit.

     Purchaser hereby agrees to pay, protect, defend, indemnify and save each Seller harmless against all liabilities, obligations, claims (including mechanic' s lien claims), damages, penalties, causes of action, judgments, costs and expenses (including, without limitation, attorneys' fees and expenses) imposed upon, incurred by or asserted against such Seller in connection with or arising out of the entry upon any Individual Real Property by Purchaser' s employees, agents or independent contractors and the actions of such persons on such Individual Real Property. In the event any part of any Individual Property is damaged or excavated by Purchaser, its employees, agents or independent contractors, Purchaser agrees in the event its purchase hereunder is not consummated, to make such additional payments to the Seller that owns such Individual Property as may be reasonably required to return such Individual Property to its condition immediately prior to such damage or excavation or, at such Seller' s option, to cause such work reasonably required to return such Individual Property to its condition immediately prior to such damage or excavation to be done. Notwithstanding any provision to the contrary herein, Purchaser' s obligations under this subparagraph shall survive the expiration or termination of this Agreement, and shall survive Closing.

     Purchaser acknowledges and agrees that notwithstanding the Sellers' obligations under this Section 6.2 to make the Property available for inspection by Purchaser, such obligations of the Sellers do not create any condition to Purchaser' s obligations hereunder to purchase the Property.

     6.3 Survey Contingency

     Purchaser' s obligation to purchase the Property is subject to its review and approval, within the ten (10) day period provided below, of a current survey of each Individual Real Property by a registered surveyor certified to Purchaser (each, a "Survey," and collectively, the "Surveys"), which Surveys Purchaser shall procure within thirty (30) days after the Effective Date, or as soon thereafter as practicable. Each Survey shall show the location of all improvements, structures, driveways, parking areas, easements, rights of way, and any encroachments and shall specify whether the subject Individual Real Property is within a 100-year flood plain or flood way, and shall contain a certification of the surveyor satisfactory in form and substance to Purchaser. Each Survey shall further set forth a legal description of the boundaries of the subject Individual Real Property in accordance with local practices.

     With respect to each Survey, Purchaser shall have until ten (10) days after its receipt of each Survey and the related Title Report (as defined below) and copies of all items and documents referred to therein for the applicable Individual Property to approve or object in writing to such Survey, including any objection to the boundaries set forth in such Survey and to the legal description. Any such written notice shall state all of Purchaser' s objections with specificity. Upon receipt of such notice, the Seller that owns the subject Individual Real Property may, but shall not be obligated to, cure such objections. If such Seller cures such objections within 15 days, or, if such objections are such that they cannot be cured within 15 days and such Seller has commenced curing such objections and thereafter diligently proceeds to perfect such cure (but in no event beyond 30 days unless agreed to by Purchaser), then this Agreement shall continue in force and effect, and the Closing Date shall be adjusted accordingly. If such Seller is unable to, or chooses not to, cure such objections within the time permitted, this Agreement shall terminate, the Sellers shall instruct the Escrow Holder to return the Deposit plus all interest earned thereon to Purchaser, and no party shall have any further obligations hereunder except for the Surviving Covenants. Notwithstanding the foregoing, however, Purchaser may waive such objections that such Seller is unable to or chooses not to cure, and upon receipt by such Seller of such waiver in full from Purchaser within 10 days of notice from such Seller that it is unable or chooses not to cure such objections, this Agreement shall remain in full force and effect with no reduction in the Purchase Price.

     If requested by the Sellers, Purchaser will confirm in writing whether this survey contingency has been satisfied and, if so, the date on which it was satisfied.

     6.4 Title Contingency

     Purchaser' s obligation to purchase the Property is subject to its approval, within the time period set forth below, with respect to each Individual Real Property, of a preliminary title report for an A.L.T.A. Owner' s Title Insurance Policy (Form B, rev. 10/17/70) (each, individually, a "Title Report," and collectively, the "Title Reports"), dated not earlier than December 1, 1996, issued by the Escrow Holder, and all items and documents referred to in the Title Report. Purchaser shall procure each such Title Report and the items and documents referred to therein within thirty (30) days after the Effective Date, or as soon thereafter as practicable. Each Title Report will commit the Escrow Holder to issue to Purchaser at the Closing an Owner' s Title Policy (as defined below) relating to the Individual Real Property that is the subject of such Title Report, in the amount of the applicable Allocated Portion of the Purchase Price. Upon receipt of each Title Report and accompanying documents by Purchaser, Purchaser shall have until the date ten (10) days after receipt of all such items and the related Survey to approve such Title Report or to state any objections in writing. Such written notice of objection shall state all of Purchaser' s objections with specificity. Upon receipt of such notice, the Seller that owns the subject Individual Real Property may, but shall not be obligated to, cure such objection(s); provided that such Seller shall be obligated to remove any monetary liens of an ascertainable amount other than any lien for taxes or assessments which are not yet due and payable. If such Seller cures such objections within 15 days, or, if such objections are such that they cannot be cured within 15 days and such Seller has commenced curing such objections and thereafter diligently proceeds to perfect such cure (but in no event beyond 30 days unless otherwise agreed to by Purchaser), then this Agreement shall continue in full force and effect and the Closing Date shall be adjusted accordingly. If such Seller is unable or chooses not to cure such objections within the time permitted, then this Agreement shall terminate, the Sellers shall instruct the Escrow Holder to return the Deposit plus all interest earned thereon to Purchaser, and no party shall have any further obligations hereunder except for the Surviving Covenants. Notwithstanding the foregoing, however, Purchaser may waive such objections that such Seller is unable or chooses not to cure within 10 days after receipt of a notice that such Seller is unable or chooses not to cure such objections, and upon receipt by such Seller of such waiver in full from Purchaser, this Agreement shall remain in full force and effect with no reduction in the Purchase Price.

     If requested by the Sellers, Purchaser will confirm in writing whether this title contingency has been satisfied and, if so, the date on which it was satisfied.

     As a condition precedent to Closing, the Escrow Holder shall deliver to the Purchaser, for each Individual Real Property, an Owner' s Title Insurance Policy (each, an "Owner' s Title Policy," and collectively, the "Owner' s Title Policies") dated no earlier than the date of the recording of the Deed conveying the Individual Real Property insured by such Owner' s Title Policy, in the full amount of the applicable Allocated Portion of the Purchase Price, insuring that good and indefeasible fee simple title to such Individual Real Property is vested in Purchaser, together with such endorsements as shall be specified by Purchaser in its title approval notice given pursuant to this Section 6.4, and containing no exceptions to such title other than the standard printed exceptions (provided, however, that (i) the printed survey exception must be deleted, except for matters shown on the applicable Survey and either approved by Purchaser or as to which objection has been waived by Purchaser, (ii) the exception as to ad valorem taxes shall be limited to taxes for the current and subsequent years, (iii) there shall be no exception for creditors' rights, and
(iv) the exception for tenants and parties in possession shall be limited to the rights as tenants only (with no options to purchase or rights of first refusal or first offer to sell such Individual Real Property to such tenants) of those tenants, licensees, and occupants shown on the applicable Rent Roll delivered at Closing), those items listed on Schedule "B" of the applicable Title Report that either were approved by Purchaser or as to which objection has been expressly waived by Purchaser, and encumbrances created or permitted by the terms of this Agreement. If the Escrow Holder cannot deliver the Owner' s Title Policies to Purchaser as described herein, this Agreement shall terminate, the Sellers shall instruct the Escrow Holder to return the Deposit plus all interest earned thereon to Purchaser, and no party shall have any further obligations hereunder except for the Surviving Covenants, except to the extent Escrow Holder' s inability to deliver the Owner' s Title Policies is due to any of the Sellers' failure to cure any title objection which it has agreed to cure pursuant to this
Section 6.4.

     6.5 Election With Respect to Contracts and Agreements

     The Sellers agree to terminate, effective on or before the day of Closing, any and all leasing brokerage agreements and property management agreements relating to the Real Property or any Individual Real Property. With respect to contracts and agreements other than leasing brokerage agreements and property management agreements, each Seller shall provide to Purchaser, within ten (10) days after the Effective Date, with respect to each Individual Property owned by such Seller, a list of such other contracts and agreements pertaining to such Individual Real Property. Purchaser shall have fifteen (15) days after receipt of all such lists to deliver written notice to the Sellers as to which, if any, of the contracts and agreements described on such lists it elects to assume, and which, if any, of such contracts and agreements it elects to reject.

7.   Loss due to Casualty or Condemnation

     7.1 Loss Due to Condemnation

     In the event any condemnation is instituted or any Seller receives written notice that any condemnation is threatened with respect to (i) all or a Substantial Portion (as hereinafter defined) of any Individual Real Property which condemnation shall or would render a Substantial Portion of such Individual Real Property untenantable, or (ii) any portion of the parking area of any Individual Real Property, such Seller shall give Purchaser prompt notice of the same, and Purchaser may, upon written notice to such Seller given within 10 days of receipt of notice of such event, cancel this Agreement, in which event this Agreement shall terminate, the Sellers shall instruct the Escrow Holder to return the Deposit plus all interest earned thereon to Purchaser, and no party shall have any rights or obligations hereunder except for the Surviving Covenants. In the event that Purchaser does not elect to terminate, or if the condemnation affects less than a Substantial Portion and does not affect any parking area, then this Agreement shall remain in full force and effect, and such Seller shall be entitled to all monies received or collected by reason of such condemnation prior to Closing. In such event, the transaction hereby contemplated shall close in accordance with the terms and conditions of this Agreement except that there will be an abatement of the Purchase Price equal to the amount of the gross proceeds received by such Seller by reason of such condemnation prior to Closing; provided, however, that if any separate award is made for costs and attorney' s fees, such Seller shall be entitled to keep such separate award. If such Seller shall not have received all monies owed it by reason of such condemnation prior to the Closing, then such Seller shall assign any interest it has in the pending award to Purchaser. For purposes of this
Section 7.1, a Substantial Portion shall mean a condemnation of any portion of an Individual Real Property, the value of which portion exceeds five percent (5%) of the Allocated Portion of the Purchase Price applicable to such Individual Real Property.

     7.2 Loss Due to Casualty

     In the event of Substantial Loss or Damage (as hereinafter defined) to any Individual Real Property by fire or other casualty (not resulting from acts of Purchaser), any party may, or, if the fire or other casualty results from acts of Purchaser, the applicable Seller may, upon written notice to the other party given within 10 days of receipt of notice of such event, cancel this Agreement in which event this Agreement shall terminate, the Sellers shall instruct the Escrow Holder to return the Deposit plus interest earned thereon to Purchaser, and no party shall have any rights or obligations hereunder except for the Surviving Covenants. In the event that no party elects to terminate, or if the casualty results in less than Substantial Loss or Damage, then this Agreement shall remain in full force and effect and the Seller that owns such Individual Real Property shall be entitled to all insurance proceeds received or collected by reason of such damage or loss, whereupon the transaction hereby contemplated shall close in accordance with the terms and conditions of this Agreement except that there will be abatement of the Purchase Price equal to the amount of the gross proceeds, plus such Seller' s deductible, or, in the case of an uninsured loss, by the cost to repair such damage or loss, provided that such abatement will be reduced by the amount expended by such Seller in accordance with Section 8 hereof for restoration of such Individual Real Property following the casualty, and provided, further, that such abatement will be further reduced by the amount that the gross proceeds include any separate award for costs (including preservation costs) and attorney' s fees. Alternatively, Purchaser may, in its discretion, have such Seller repair or replace the damaged Property, and there shall be no abatement of the Purchase Price in such case. However, Purchaser shall not be entitled to require such Seller to effect repair or replacement unless the repair or replacement will take no more than three (3) months to complete. For purposes of this Section 7.2, "Substantial Loss or Damage` shall mean loss or damage to the parking and/or any portion of any Building the cost for repair of which exceeds five percent (5%) of the Allocated Portion of the Purchase Price applicable to such Individual Real Property.

8.   Operation of the Property

     Between the time of execution of this Agreement and the Closing, each Seller shall maintain its respective Individual Properties in good condition and repair, reasonable wear and tear excepted, shall perform all work required to be done under the terms of any lease or agreement relating to any such Individual Property, shall timely make all repairs, maintenance and replacement of equipment or improvements, and shall keep such Individual Properties insured against casualties on commercially reasonable terms and in commercially reasonable amounts, the same as though such Seller were retaining such Individual Properties and at such Seller' s sole cost and expense; except that in the event of a fire or other casualty, damage or loss, such Seller shall have no duty to repair said damage except as otherwise provided in Section 7.2 of this Agreement. However, such Seller may repair any such damage with Purchaser' s prior, written approval and may, without Purchaser' s approval, repair damage where such repair is necessary in such Seller' s reasonable opinion to preserve and protect the health and safety of tenants of any such Individual Property or to preserve any such Individual Property from imminent risk of further damage or if required to do so by such Seller' s insurance carrier. Any such emergency repairs shall be reported to Purchaser within 24 hours of their commencement and 48 hours of their completion.

     Except as provided below, from and after the Effective Date until the Closing Date, no Seller shall lease any portion of any Individual Real Property or amend or terminate any existing lease or enter into any other agreements affecting any

Individual Property that will survive the Closing, without first obtaining Purchaser' s written approval, which approval shall not be unreasonably denied or delayed. Purchaser shall have three (3) business days from the date any Seller provides Purchaser with a copy of any new lease, modification or termination of any existing lease, or any other new agreement affecting any Individual Property, together with any information reasonably requested by Purchaser regarding such tenant or agreement, to approve or reject such lease, modification, termination or agreement. If Purchaser fails to respond within said time period, it shall be deemed to have approved said lease, modification, termination or agreement, as applicable. Purchaser shall bear the cost of all tenant improvement allowances and leasing commissions for leases entered into after the Effective Date until the Closing Date entered into by any Seller with Purchaser' s approval or deemed approved by Purchaser as provided for herein, unless the sale of the Property is not consummated as contemplated herein. Notwithstanding the foregoing, the Seller that owns the Individual Real Property identified on Schedule 1.1 as the "Overlook" project (the "Overlook Project") may, with respect to any portion thereof, and without first obtaining Purchaser' s written approval, enter into any standard form lease at prevailing market rates for a term not exceeding twelve (12) months, and/or amend (but not extend for a term exceeding twelve (12) months) or terminate any existing lease, provided that in each case such Seller shall exercise prudent business judgment as if it were retaining the Overlook Project for itself and shall not grant any concession except in accordance with prevailing market conditions.

     No Seller shall actively market any Individual Property for sale or negotiate the possible sale of any Individual Property with any party other than Purchaser, unless this Agreement is terminated as provided herein.

9.   Broker

     Purchaser and the Sellers represent to each other that they have dealt with no agent or broker who in any way has participated as a procuring cause of the sale of the Property, except K/B Realty Advisors ("Broker"). Purchaser shall pay a commission to Broker at the Closing pursuant to a separate brokerage agreement between Purchaser and Broker. Purchaser and the Sellers each agree to defend, indemnify and hold harmless the other for any and all judgments, costs of suit, attorneys' fees, and other reasonable expenses which the other may incur by reason of any action or claim against the other by any broker, agent, or finder with whom the indemnifying party has dealt arising out of this Agreement or any subsequent sale of any Individual Property to Purchaser except for the above-described commissions, which shall be paid by Purchaser at the Closing. The provisions of this Section 9 shall survive the Closing and any termination of this Agreement.

10.  Representations and Warranties

     10.1 Limitations on Representations and Warranties

     Purchaser  hereby  agrees  and  acknowledges  that,  except as set forth in
Section 10.2 below or in any document delivered by any Seller at Closing, neither the Sellers, nor any of them, nor any agent, attorney, employee or representative of the Sellers or any of them has made any representation whatsoever regarding the subject matter of this sale, or any part thereof, including (without limiting the generality of the foregoing) representations as to the physical nature or condition of any Individual Property or the capabilities thereof, and that Purchaser, in executing, delivering and/or performing this Agreement, does not rely upon any statement and/or information to whomever made or given, directly or indirectly, orally or in writing, by any individual, firm or corporation on behalf of any Seller, except as set forth in
Section 10.2 below or in any document delivered by such Seller at closing. Purchaser agrees to take the Real Property and the Personal Property "as is," as of the date hereof, reasonable wear and tear, and minor damage caused by the removal of any personal property or fixtures not included in this sale, excepted. Except as set forth in Section 10.2 below, no Seller makes any representation or warranty as to the physical condition of any Individual Property or the suitability thereof for any purpose for which Purchaser may desire to use it. Each Seller hereby expressly disclaims any warranties of merchantability and/or fitness for a particular purpose and any other warranties or representations as to the physical condition of any Individual Property. Purchaser, by acceptance of the Deed for each Individual Property, agrees that it has inspected such Individual Property and accepts same "as is" and "with all faults".

     10.2 Representations and Warranties

     Each Seller makes the following representations and warranties with respect to itself and the Individual Properties being sold by it, and agrees that Purchaser' s obligations under this Agreement are conditioned upon the truth and accuracy of such representations and warranties, both as of this date and as of the date of the Closing:

     (a) Such Seller (in the case of CIR or CGEP) is a limited partnership, duly organized, validly existing and in good standing under the laws of Delaware (in the case of CIR) or Connecticut (in the case of CGEP), and qualified to transact business and in good standing in each state in which any Individual Property owned by such Seller is located; and such Seller (in the case of WOV) is a general partnership, duly organized and validly existing under the laws of Connecticut;

     (b) Such Seller has the requisite partnership power and authority to enter into this Agreement and convey the Individual Properties it owns to Purchaser;

     (c) Subject to Section 15.14 below, this Agreement has been duly executed and delivered by such Seller;

     (d) Neither the execution and delivery of this Agreement, the consummation of the transactions contemplated by this Agreement, nor the compliance with the terms and conditions hereof will (i) violate or conflict, in any material respect, with any statute, regulation, rule, injunction, judgment, order, decree, ruling, charge or other restrictions of any government, governmental agency or court to which such Seller is subject, or (ii) to the best of such Seller' s knowledge, result in any material breach or the termination of any lease, agreement or other instrument or obligation to which such Seller is a party or by which any Individual Property owned by such Seller may be subject, or cause a lien or other encumbrance to attach to any such Individual Property;

     (e) All material consents required from any governmental authority or third party in connection with the execution and delivery of this Agreement by such Seller or the consummation by such Seller of the transactions contemplated hereby (other than any third-party consents which may be required in order for such Seller to assign any licenses, certificates of occupancy, permits, warranties, guarantees (other than tenant guarantees) in connection with the Individual Properties owned by such Seller) have been made or obtained or shall have been made or obtained by the Closing Date.

     (f) To the best of such Seller' s knowledge, such Seller has received no notice of any existing, pending or threatened litigation, governmental investigation, administrative proceeding, condemnation or sale in lieu thereof, or environmental, zoning or other land use regulation proceedings with respect to any portion of any Individual Real Property owned by such Seller, except as noted on Schedule 10.2.1 hereto;

     (g) Except for those tenants and licensees in possession of portions of the Individual Real Properties owned by such Seller under written leases or license agreements for space in such Individual Real Properties, as shown in the applicable Rent Rolls, there are no parties in possession of, or claiming any possession to any portion of any such Individual Real Property as lessees, tenants at sufferance, licensees, trespassers, sublessees (to the best of such Seller' s knowledge), or otherwise;

     (h) The updated Rent Rolls for the Individual Real Properties owned by such Seller, which shall be delivered at the Closing, will be true, correct and complete as of the date set forth thereon; no tenant will be entitled to any rebates, rent concessions, or free rent (other than as reflected in the estoppels, such Seller' s certificates delivered pursuant to Section 4.2(g) hereof, or, with respect to the Overlook Project, in accordance with prevailing market conditions at the time such lease is entered into) and no rents due under any of the tenant or other leases will have been assigned, hypothecated, or encumbered, to any party except pursuant to documents to be released at Closing;

     (i) There are no attachments or executions affecting any Individual Property owned by such Seller, general assignments for the benefit of creditors, or voluntary or involuntary proceedings in bankruptcy, pending or, to the best of such Seller' s knowledge, threatened against such Seller;

     (j) During the period of such Seller' s ownership of each Individual Property owned by such Seller, such Seller has not itself, and to the best of such Seller' s knowledge no prior owner or current or prior tenant or other occupant of all or any part of any such Individual Property at any time has, used Hazardous Materials (hereinafter defined) on, from, or affecting any such Individual Property in any manner that violates federal, state, or local laws, ordinances, rules, or regulations governing the use, storage, treatment, transportation, generation, or disposal of Hazardous Materials (collectively, the "Environmental Laws"), and to the best of Seller' s knowledge no Hazardous Materials have been disposed of on such Individual Property. "Hazardous Materials" shall mean any flammable substances, explosives, radioactive materials, hazardous wastes, toxic substances, pollutants, pollution, or related materials regulated under any of the Environmental Laws (to the extent any such substances, materials or wastes exceed permitted concentrations);

     Notwithstanding anything contained herein to the contrary, "Hazardous Materials" shall not include any ordinary use and incidental storage of small and insignificant amounts of substances reasonably necessary for the regular and ordinary maintenance of any Individual Property, or consumed in the repair and ordinary use of common office business machines, nor to gasoline, oil, and other automotive fluids to the extent that they are contained in the common and ordinary manner in motor vehicles visiting any Individual Real Property, in each case provided that the same do not constitute, give rise to, or create any substantial risk of any violation of any requirements of any Environmental Law.

     (k) Except as set forth on Schedule 10.2.2 hereto at the time of Closing, there will be no outstanding written or oral contracts made by such Seller for any improvements to any Individual Real Property owned by such Seller which have not been fully paid for and such Seller shall cause to be discharged all mechanics' and materialmen' s liens arising from any labor or materials furnished to any such Individual Real Property prior to the time of Closing. Except as set forth on said Schedule 10.2.2, as of the Closing Date, such Seller shall have completed all punch-list items with respect to any tenant improvements constructed by such Seller as landlord under the leases. Except as set forth on said Schedule 10.2.2, as of the Closing Date, such Seller shall have paid in full any of landlord' s leasing costs or obligations in connection with the leases, including, but not limited to, any costs incurred by such Seller in connection with any tenant improvements.

     (l) Except as set forth on Schedule 10.2.3 hereto, Seller has not received any written notice that the use or operation of any Individual Property owned by such Seller fails to comply in any material respect with any applicable restrictive covenant, building code, environmental, zoning or land use law, or any other applicable local, state or federal law or regulation (collectively, "Laws").

     (m)  Such  Seller  has  not  received  notice  of any  special  improvement
district,   special  use  district  or  special  assessment  applicable  to  any
Individual Real Property owned by such Seller.

     10.3 Seller' s Knowledge

     Whenever the term "to the best of such Seller' s knowledge" is used in this Agreement or in any representations and warranties given to Purchaser at Closing, such knowledge shall be (i) in the case of CIR and the Individual Real Property identified on Schedule 1.1 as Woodlands Tech Center, the actual knowledge of John Carey, who is the president of the general partner of CIR, or Ruth Van Winkle, who is the asset manager assigned to such Individual Real Property, after review of the files of Cigna Investments, Inc. (which CIR represents to Purchaser are the relevant files of CIR applicable to such Individual Real Property) and inquiry of CIR' s property managers regarding such Individual Real Property and each of the matters addressed in the representations and warranties set forth in Section 10.2; (ii) in the case of CIR and the Individual Real Property identified on Schedule 1.1 as Piedmont Plaza Shopping Center, the actual knowledge of John Carey or Sean Williams, who is the asset manager assigned to such Individual Real Property, after review of the files of Cigna Investments, Inc. (which CIR represents to Purchaser are the relevant files of CIR applicable to such Individual Real Property) and inquiry of CIR' s property managers regarding such Individual Real Property and each of the matters addressed in the representations and warranties set forth in Section 10.2; (iii) in the case of CIR and the Individual Real Property identified on
Schedule 1.1 as the Overlook Apartments, the actual knowledge of John Carey or Steven Jacobs, who is the asset manager assigned to such Individual Real Property, after review of the files of Cigna Investments, Inc. (which CIR represents to Purchaser are the relevant files of CIR applicable to such Individual Real Property) and inquiry of CIR' s property managers regarding such Individual Real Property and each of the matters addressed in the representations and warranties set forth in Section 10.2; (iv) in the case of CGEP and the Individual Real Property identified on Schedule 1.1 as Woodlands Plaza II, the actual knowledge of John Carey, who is the president of the general partner of CGEP, or Ruth Van Winkle, who is the asset manager assigned to such Individual Real Property, after review of the files of Cigna Investments, Inc. (which CGEP represents to Purchaser are the relevant files of CGEP applicable to such Individual Real Property) and inquiry of CGEP' s property managers regarding such Individual Real Property and each of the matters addressed in the representations and warranties set forth in Section 10.2, (v) in the case of CGEP and the Individual Real Property identified on
Schedule 1.1 as Lake Point I, II and III, the actual knowledge of John Carey or Annette Sanders, who is the asset manager assigned to such Individual Real Property, after review of the files of Cigna Investments, Inc. (which CGEP represents to Purchaser are the relevant files of CGEP applicable to such Individual Real Property) and inquiry of CGEP' s property managers regarding such Individual Real Property and each of the matters addressed in the representations and warranties set forth in Section 10.2, and (vi) in the case of WOV and the Individual Real Property identified on Schedule 1.1 as Westford Corporate Center, the actual knowledge of John Carey, who is the president of the general partner of each of the general partners of WOV, or Peter Clark, who is the asset manager assigned to such Individual Real Property (together with John Carey, Ruth Van Winkle, Sean Williams, Steven Jacobs and Annette Sanders, collectively, the "Key Personnel"), after review of the files of Cigna Investments, Inc. (which WOV represents to Purchaser are the relevant files of WOV applicable to such Individual Real Property) and inquiry of WOV' s property managers regarding such Individual Real Property and each of the matters addressed in the representations and warranties set forth in Section 10.2.

     No Seller shall have any duty to conduct any further inquiry in making any such representations and warranties, and no knowledge of any other person shall be imputed to any Key Personnel. Purchaser acknowledges that no Seller is a hands-on owner, and each Seller employs third-party management to oversee the daily operations of the Individual Properties owned by such Seller and that each Seller has limited first-hand information and knowledge pertaining to the daily operations of the Individual Properties owned by such Seller.

     10.4 Survival

     All representations and warranties contained in Section 10.2 will survive the Closing of this transaction (but only as to the status of facts as they exist as of the Closing, it being understood that no Seller makes any representations or warranties which would apply to changes or other matters occurring after the Closing); provided that such representations and warranties other than those set forth in Section 10.2 (a), (b), (c), (d), and (e), shall expire on the date one (1) year from the date of Closing, and no action on such representations and warranties may be commenced after such expiration.

11.  Indemnification

     11.1 The Sellers' Indemnification

     Each Seller on behalf of itself, its affiliates, its successors and assigns, and any independent property managers which such Seller has hired to manage the Individual Properties owned by such Seller does hereby agree to indemnify and hold Purchaser, its successors and assigns harmless from and against all costs, charges and expenses related to the ownership, management and operation of such Individual Properties prior to the Closing Date, but not thereafter, including, costs (i) for any labor performed on, or materials furnished to such Individual Properties prior to the Closing Date, (ii) for any leasing commissions or other fees or commissions due in connection with any lease renewals or lease extensions which are entered into prior to the Closing Date, (iii) for compliance with any laws, requirements or regulations of, or taxes, assessments or other charges due to any governmental authority, but only to the extent any such liability is attributable to acts, omissions, events or transactions which first occurred during such Seller' s period of ownership of such Individual Properties, and such liability is caused by any Seller, its agents, contractors and/or its employees only, and not by any other party or parties, excluding any and all costs of compliance with presently-existing and future environmental laws, any environmental remediation costs, and any costs of, or awards of damages for, damage to the environment to natural resources, or to any third party (collectively, "Environmental Compliance"), it being the intent of this Agreement, as between Purchaser and the Sellers, that neither the Sellers nor Purchaser provide any contractual indemnification to Purchaser for such Environmental Compliance, but also that no party intends to release any other claims with respect to Environmental Compliance, including claims under CERCLA, (iv) for any other charges or expenses whatsoever pertaining to such Individual Properties or to the ownership, title, possession, use or occupancy of such Individual Properties but only to the extent any such liability is attributable to acts, omissions, events or transactions which first occurred during such Seller' s period of ownership of such Individual Properties, and is caused by such Seller, its agents, contractors and/or its employees, or (v) for any breach of the representations or warranties in Section 10.2 hereof.

     Notwithstanding the foregoing, Purchaser shall not be entitled to indemnification by any Seller for any breach of the representations and warranties of such Seller contained in Section 10.2 hereof (excluding, however, such Seller' s representations and warranties set forth in Section 10.2(a), (b),
(c), (d) and (e)) unless Purchaser makes a written claim for such indemnification within one (1) year from the Closing Date. Each Seller on behalf of itself, its affiliates, its successors and assigns, and any independent property managers which such Seller has hired to manage the Individual Properties owned by such Seller does hereby agree to indemnify and hold Purchaser, its successors and assigns harmless from and against all liabilities, damages, claims, charges, costs and expenses incurred in connection with any third party claims involving such Individual Properties and which relate to acts, omissions, events or transactions which occurred prior to the Closing.

     11.2 Purchaser' s Indemnification

     Purchaser on behalf of itself, its successors and assigns does hereby agree to indemnify and hold each Seller, its successors and assigns, and any independent property managers which such Seller has hired to manage the Individual Properties owned by such Seller, harmless from and against all costs, charges and expenses relating to the ownership, management and operation of such Individual Properties from and after the Closing Date, including costs (i) for any labor performed on, or materials furnished to such Individual Properties subsequent to the Closing Date, (ii) for any leasing commissions disclosed to Purchaser prior to the date of this Agreement and due in connection with any lease renewals or lease extensions which are entered into subsequent to the Closing Date as described on Schedule 10.2.2 hereto, (iii) for compliance with any laws, requirements or regulations of, or taxes, assessments, or other charges due to any governmental authority (excluding Environmental Compliance), but only to the extent that any such liability is attributable to any acts, omissions, events or transactions which first occurred during Purchaser' s period of ownership of such Individual Properties, and such liability is caused by either Purchaser, its agents, contractors and/or its employees only and not by any other party or parties, or (iv) for any other charges or expenses whatsoever pertaining to such Individual Properties or to the ownership, title, possession, use or occupancy of such Individual Properties, but only to the extent any such liability is attributable to acts, omissions, events or transactions which first occurred during Purchaser' s period of ownership of such Individual Properties, and is caused by Purchaser, its agents, contractors, and/or its employees.

     Purchaser on behalf of itself, its affiliates, its successors and assigns, and any independent property managers which Purchaser has hired to manage any of the Individual Properties does hereby agree to indemnify and hold each Seller, its successors and assigns harmless from and against all liabilities, damages, claims, charges, costs and expenses incurred in connection with any third party claims involving any of the Individual Properties and which relate to acts, omissions, events or transactions which first occur following the Closing.

     The provisions of this Section 11 shall survive the Closing and shall not be limited by the provisions of Section 10.4 (except that nothing contained herein is intended to extend the survivability of Section 10.2(j) beyond the period set forth in Section 10.4).

     Except as specifically limited herein, nothing contained in this Section 11 is in any way intended to limit the rights of the Sellers or Purchaser to pursue any remedies that may exist at law or in equity against any unrelated third parties with respect to any liabilities covered by this Section 11.

12.  Assignment

     This Agreement may not be assigned or transferred by Purchaser except to an affiliate of Purchaser. No assignment shall relieve Purchaser of any of its obligations under this Agreement.

13.  Notices

     All notices hereunder or required by law shall be sent via United States Mail, postage prepaid, certified mail, return receipt requested, via any nationally recognized commercial overnight carrier with provisions for receipt, or via telecopier followed by written notice as provided for herein, addressed to the parties hereto at their respective addresses set forth below or as they have theretofore specified by written notice delivered in accordance herewith:

                          Purchaser:  Glenborough Properties, L.P.
                                      400 South El Camino Real
                                      San Mateo, CA 94402-1708
                                      Attn:    Frank E. Austin, Esq.
                                      Fax#:    415.343.7438

                     With a copy to:  Morrison & Foerster LLP
                                      425 Market Street
                                      San Francisco, CA 94105
                                      Attn:    Craig B. Etlin, Esq.
                                      Fax#:    415.268.7522

                            Sellers: CIGNA Income Realty-I Limited Partnership Connecticut General Equity Properties-I Limited Partnership
                                      Westford Office Venture
                                      c/o CIGNA Investment Group
                                      900 Cottage Grove Road
                                      Hartford, CT 06152-2311
                                      Attn:    Real Estate Investment Department
                                               Asset Management, S-311
                                      Fax#:    860.726.6327
                     with a copy to:  CIGNA Corporation
                                      Investment Law Department
                                      Mortgage and Real Estate Group, S-215A
                                      900 Cottage Grove Road
                                      Hartford, CT 06152-2215
                                      Attn:  Lawrence A. Cox, Esq.
                                             Fax#:    860.726.8446

                     with a copy to:  Kelley Drye & Warren LLP
                                      101 Park Avenue
                                      New York, NY  10178
                                      Attn:  Robert D. Bickford, Jr., Esq.
                                      Fax#:    212.808.7897

     Delivery will be deemed complete upon actual receipt or refusal to accept delivery.

14.  Expenses

     Each Seller shall pay its own attorney' s fees and the costs incurred to repay any liens filed against any Individual Property owned by such Seller (other than taxes and assessments which are not yet due and payable). Purchaser shall pay its due diligence expenses, its own attorney' s fees, the costs of the Surveys, and any transfer taxes. Escrow fees, title premiums and all other closing costs with respect to each Individual Real Property shall be allocated according to the custom of the county in which such Individual Real Property is located.

15.  Miscellaneous

     15.1 Successors and Assigns

     All the terms and conditions of this Agreement are hereby made binding upon the executors, heirs, administrators, successors and permitted assigns of all parties hereto.

     15.2 Gender

     Words of any gender used in this Agreement shall be held and construed to include any other gender, and words in the singular number shall be held to include the plural, and vice versa, unless the context requires otherwise.

     15.3 Captions

     The captions in this Agreement are inserted only for the purpose of convenient reference and in no way define, limit or prescribe the scope or intent of this Agreement or any part hereof.

     15.4 Construction

     No provision of this Agreement shall be construed by any Court or other judicial authority against any party hereto by reason of such party' s being deemed to have drafted or structured such provisions.

     15.5 Entire Agreement

     This Agreement constitutes the entire contract among the parties hereto and supersedes all prior agreements and understandings between the parties relating to the subject matter hereof, including, without limitation, the Letter of Intent dated December 10, 1996, entered into by and between the Sellers and Purchaser. Aside from this Agreement, there are no other oral or written promises, conditions, representations, understandings or terms of any kind as conditions or inducements to the execution hereof and none have been relied upon by any party.

     15.6 Recording

     The parties agree that this Agreement shall not be recorded. If Purchaser causes this Agreement or any notice or memorandum thereof to be recorded, this Agreement shall be null and void at the option of the Sellers.

     15.7 No Continuance

     Purchaser acknowledges that there shall be no assignment, transfer or continuance of any of Seller' s insurance coverage or of any property management contract.

     15.8 Time of Essence

     Time is of the essence in this transaction.

     15.9 Original Document

     This Agreement may be executed by all parties in counterparts in which event each shall be deemed an original.

     15.10 Governing Law

     This Agreement shall be governed by and construed in accordance with the laws of the State of New York. The parties recognize that, since the Individual Properties are located outside of the State of New York, it may be necessary for the parties to comply with certain aspects of the laws of the states in which the Individual Properties are located in order to consummate the purchase and sale of the Individual Properties pursuant hereto. The parties agree to comply with such other laws to the extent necessary to consummate the purchase and sale of the Individual Properties, provided that it is the parties' intent that the provisions of this Agreement be applied to each Individual Property in a manner which results in the greatest consistency possible. For this reason, the parties have agreed that New York law shall govern with respect to the purchase and sale of each Individual Property pursuant hereto to the greatest extent possible.

     15.11 Acceptance of Offer

     This Agreement constitutes the Sellers' offer to sell to Purchaser on the terms set forth herein and must be accepted by Purchaser by signing three (3) copies hereof and delivering them to Escrow Holder no later than 5:00 P.M. E.S.T. on January 17, 1997. If Purchaser has not accepted this Agreement by such date, then this Agreement and the offer represented hereby shall automatically be revoked and shall be of no further force or effect.

     15.12 Confidentiality

     Purchaser and the Sellers agree that all documents and information concerning the Property delivered to Purchaser, the subject matter of this Agreement, and all negotiations will remain confidential prior to Closing. Prior to closing, Purchaser and the Sellers will disclose such information only to those parties required to know it, including, without limitation, employees of any of the parties, consultants and attorneys engaged by any of the parties, prospective or existing investors and lenders, and Purchaser' s insurance and reinsurance firms.

     15.13 Surviving Covenants

     Notwithstanding any provisions hereof to the contrary, the provisions of the Second paragraph of Section 6.2 hereof and the provisions of Section 9 hereof (collectively, the "Surviving Covenants") shall survive the closing and any termination of this Agreement.

     15.14 Approval

     The Sellers' obligations to perform their respective duties hereunder are contingent upon the obtaining of (i) all required approvals (the "Limited Partner

Approvals") of the transaction by the respective limited partners of CIR and CGEP (the "Limited Partners") in accordance with their respective partnership agreements, and (ii) the approvals of the boards of directors of the general partners of each of CIR and CGEP (the "Board Approvals"). CIR and CGEP will each seek such approvals promptly after the Effective Date, and will notify Purchaser promptly of the decisions of such Limited Partners and boards of directors. Without limiting the foregoing, CIR and CGEP shall (i) file proxy materials with respect to the Limited Partner Approvals with the Securities and Exchange Commission within three (3) business days after the Effective Date, and (ii) use reasonable efforts to obtain the Limited Partner Approvals within twenty (20) days after distributing such proxy materials to the Limited Partners. If the Securities and Exchange Commission does not complete its review of such proxy materials within thirty (30) days after the Effective Date, or if Purchaser does not receive written notice from both CIR and CGEP, within ninety (90) days after the Effective Date, that all of the Board Approvals and Limited Partner Approvals have been obtained, then Purchaser shall have the right to terminate this Agreement by giving written notice to the Sellers, which right to terminate, if not previously exercised, shall itself terminate upon Purchaser' s receipt of written notice from CIR and CGEP that such Board Approvals and Limited Partner Approvals have been obtained. In the event this Agreement terminates or is terminated pursuant to this Paragraph 15.14, the Sellers shall instruct the Escrow Holder to return the Deposit plus all interest earned thereon to Purchaser, and no party shall have any further rights or duties hereunder except for the Surviving Covenants.

      Executed by Sellers this _____ day of January, 1997.

                     Sellers: CIGNA Income Realty-I Limited Partnership, a Delaware limited partnership

                               By:   Cigna Realty Resources, Inc.-Tenth,
                                     a Delaware corporation, its General Partner


                                            By:________________________________
                                                 John D. Carey
                                                 President

                                     Connecticut General Equity Properties-I
                                     Limited Partnership,
                                     a Connecticut limited partnership

                                     By:   Connecticut General Realty Resources,
                                           Inc.-Third,
                                           a Delaware corporation, its General
                                           Partner

                                                   By:_________________________
                                                          John D. Carey
                                                          President

                                   Westford Office Venture
                                   a Connecticut general partnership


                                   By:   CIGNA Income Realty-I Limited
                                         Partnership,
                                         a Delaware limited partnership

                                         By: Cigna Realty Resources, Inc.-Tenth,
                                             a Delaware corporation, its General
                                             Partner


                                              By:_______________________________
                                                  John D. Carey
                                                  President


                                   By: Connecticut General Equity Properties-I Limited Partnership,
                                         a Connecticut limited partnership

                                         By:  Connecticut General Realty
                                              Resources, Inc.-Third, its General
                                              Partner


                                              By:_______________________________
                                                  John D. Carey
                                                  President

     Executed by Purchaser this _____ day of January, 1997.

                       Purchaser:  Glenborough Properties, L.P.,
                                   a California limited partnership

                                   By:   Glenborough Realty Trust Incorporated,
                                         a Maryland corporation, General Partner


                                         By:___________________________________

                                         Name:_________________________________

                                         Title:________________________________

     Receipt of original copies of this Agreement executed by Seller and Purchaser is acknowledged this _____ day of , 1997.

                       Escrow Holder:  Chicago Title Company


                                         By:___________________________________

                                         Name:_________________________________

                                         Title:________________________________

                  Summary Description of Exhibits and Schedules
                                 Not Attached to
                     Agreement of Purchase and Sale between
                    CIGNA Income Realty-I Limited Partnership
                                       And
           Connecticut General Equity Properties-I Limited Partnership
                                       And
                            Westford Office Venture,

                                 As Sellers, and

                          Glenborough Properties, L.P.,

                                  As Purchaser


                                    Exhibits

A-1      Form of Deed (Arizona)

A-2      Form of Deed (Florida)

A-3      Form of Deed (Massachusetts)

A-4      Form of Deed (Missouri)

B        Bill of Sale

C        Assignment and Assumption of Leases

D        Form of Tenant Estoppel Certificate

E-1      Form of Seller's Affidavit of Non-Foreign Status

E-2      Form of Seller's Affidavit of Non-Foreign Status

                                    Schedules

1.1      Descriptions of Land Parcels
1.2      Rent Rolls
1.3      Contracts
1.4      Business Names
2.1      Allocation of Purchase Price
4.1      Tenant Estoppel Certificate Requirements
10.2.1   Pending Litigation
10.2.2   Tenant Improvements and Leasing Commissions to be borne by Purchaser
10.2.3   Violations of Law

                            UNSECURED LOAN AGREEMENT




                                     between




         GLENBOROUGH PROPERTIES, L.P., a California limited partnership



                                       and



                     WELLS FARGO BANK, NATIONAL ASSOCIATION






                          Executed as of June ___, 1997

                            UNSECURED LOAN AGREEMENT


THIS UNSECURED LOAN AGREEMENT ("Agreement") is executed as of June ___, 1997, by and between GLENBOROUGH PROPERTIES, L.P., a California limited partnership ("Borrower") and WELLS FARGO BANK, NATIONAL ASSOCIATION ("Lender").


                                  R E C I T A L

Borrower desires to borrow from Lender, and Lender agrees to loan to Borrower, the extension of credit for which provision is made herein.

NOW, THEREFORE, Lender and Borrower agree as follows:


                             ARTICLE 1. DEFINITIONS

1.1 DEFINED TERMS. The following capitalized terms generally used in this Agreement shall have the meanings defined or referenced below. Certain other capitalized terms used only in specific sections of this Agreement are defined in such sections.

         "Account" - means an account opened now or hereafter with Lender in the name of Borrower or Borrower's designee.

         "Agreement" - shall have the meaning ascribed to such term in the preamble hereto.

         "Bankruptcy  Code" - means the  Bankruptcy  Reform  Act of 1978 (11 USC
         Section 101-1330) as hereinafter amended or recodified.

         "Borrower" - means GLENBOROUGH PROPERTIES, L.P., a California limited partnership.

         "Business Day" - means a day of the week (but not a Saturday, Sunday or holiday) on which the offices of Lender are open to the public for carrying on substantially all of Lender's business functions. Unless specifically referenced in this Agreement as a Business Day, all references to "days" shall be to calendar days.

         "Default" - shall have the meaning ascribed to such term in Section 0.

         " Extended Maturity Date" - means October 31, 1997.

         " Funding Date" - means the date the Loan proceeds are disbursed.

         "Guarantor"  -  GLENBOROUGH  REALTY  TRUST  INCORPORATED,   a  Maryland
         corporation.

         "Lender" - means WELLS FARGO BANK, NATIONAL ASSOCIATION.

         "Loan" - means the principal sum that Lender agrees to lend and Borrower agrees to borrow pursuant to the terms and conditions of this
         Agreement: SIXTY MILLION AND NO/100THS DOLLARS ($60,000,000.00).

         "Loan Documents" - means those documents, as hereafter amended, supplemented, replaced or modified, properly executed and in recordable form, if necessary, listed in Exhibit A as Loan Documents.

         "Maturity Date" - means July 31, 1997.

         "Note" - means that certain Term Note of even date herewith, in the original principal amount of the Loan, executed by Borrower in favor of Lender, as hereafter amended, supplemented, replaced or modified.

         " Option to Extend" - means Borrower's option, subject to the terms and conditions of Section 2.9, to extend the term of the Loan from the Maturity Date to the Extended Maturity Date.

         " Original Maturity Date" - means the Maturity Date.

         "Other Related Documents" - means those documents, as hereafter amended, supplemented, replaced or modified from time to time, properly executed and in recordable form, if necessary, listed in Exhibit A as Other Related Documents.

         "Participant" - shall have the meaning ascribed to such term in Section 0.

         "Prime Rate" - means a base rate of interest which Lender establishes from time to time and which serves as the basis upon which the effective rates of interest are calculated for those loans making reference thereto. Any change in an effective rate due to a change in the Prime Rate shall become effective on the day each such change is announced within Lender.

         "Term Note" - shall have the  meaning  ascribed to such term in Section
         0.

1.2 EXHIBITS INCORPORATED. Exhibits A and B attached hereto, are hereby incorporated into this Agreement.


                                 ARTICLE 2. LOAN

2.1 LOAN. By and subject to the terms of this Agreement and each other document identified on Exhibit A hereto as a Loan Document, Lender agrees to lend to Borrower and Borrower agrees to borrow from Lender up to the principal sum of SIXTY MILLION AND NO/100THS DOLLARS ($60,000,000.00).

2.2      LOAN UNSECURED. This Loan is unsecured.

2.3 TERM NOTE. The Loan shall be evidenced by a promissory note ("Term Note") in the form of Exhibit B attached.

2.4 INTEREST; PAYMENTS. Except as otherwise provided in any Loan Document, interest shall accrue upon the outstanding principal balance of the Loan at the rate(s) provided in the Term Note, and such interest and all outstanding principal of the Loan shall be payable as required therein.

2.5 PURPOSE. The proceeds of the Loan shall be used for the purpose of satisfying that certain $40,000,000.00 existing loan from Lender to Borrower as evidenced by, among other things, that certain $40,000,000.00 Term Note dated April 25, 1997 from Borrower to Lender and for the purpose of reducing the principal balance outstanding under the Credit Agreement (hereinafter defined).

2.6 MATURITY DATE. The Maturity Date of the Loan shall be July 31, 1997, on which date all sums due and owing under this Agreement and the other Loan Documents shall be payable in full. All payments due to Lender under this Agreement, whether at the Maturity Date or otherwise, shall be paid in immediately available funds.

2.7 CREDIT FOR PRINCIPAL PAYMENTS. Any payment made upon the outstanding principal balance of the Loan shall be credited as of the Business Day received, provided such payment is received by Lender no later than 11:00 a.m. (Pacific Standard Time or Pacific Daylight Time, as applicable) and constitutes immediately available funds. Any principal payment received after said time, or which does not constitute immediately available funds, shall be credited upon such funds having become unconditionally and immediately available to Lender.

2.8 GUARANTY(S). All obligations of Borrower to Lender under the Loan Documents shall be guaranteed by GLENBOROUGH REALTY TRUST INCORPORATED, a Maryland corporation and such guaranty(s) shall be evidenced by and subject to the terms of a form of guaranty to be furnished by Lender.

2.9 OPTION TO EXTEND. Borrower shall have the option to extend the term of the Loan from the Maturity Date (for purposes of this Section, "
         Original Maturity Date" ), to the Extended Maturity Date, upon satisfaction of each of the following conditions precedent:

              (a) Borrower shall provide Lender with written notice of Borrower's request to exercise the Option to Extend not more than forty-five
(45) days but not less than fifteen (15) days prior to the Original Maturity Date; and

              (b) As of the date of Borrower's delivery of notice of request to exercise the Option to Extend, and as of the Original Maturity Date, no Default shall have occurred and be continuing, and no event or condition which, with the giving of notice or the passage of time or both, would constitute a Default shall have occurred and be continuing and Borrower shall so certify in writing.

ARTICLE 3.  DISBURSEMENT

CONDITIONS PRECEDENT. Lender's obligation to make any disbursements or take any other action under the Loan Documents shall be subject at all times to satisfaction of each of the following conditions precedent:

Compliance. The representations and warranties contained herein shall be true on and as of the date of the signing of this Agreement and on the date such action is to be taken, with the same effect as though such representations and warranties had been made on and as of such dates, and on such dates no Default, as defined in this Agreement, shall exist and no event or circumstance shall have occurred or arisen which would constitute a Default but for any unsatisfied requirement for the giving of notice or passage of time.

Documentation. Prior to taking any such action hereunder, Borrower shall have delivered to Lender all Loan Documents and such other documents, instruments, policies, forms of evidence and other materials as Lender may request under the terms of the Loan Documents.

Approval of Lender's Counsel. All legal matters incidental to such action shall be satisfactory to counsel of Lender.

ACCOUNT, PLEDGE AND ASSIGNMENT, AND DISBURSEMENT AUTHORIZATION. The proceeds of the Loan, when qualified for disbursement, shall be deposited into the Account or otherwise disbursed to or for the benefit or account of Borrower under the terms of this Agreement; provided, however, that any direct disbursements from the Loan which are made by means of wire transfer, shall be subject to the provisions of any funds transfer agreement which is identified in Exhibit A hereto. As security for Borrower's performance under the Loan Documents, Borrower hereby irrevocably pledges and assigns to Lender all monies at any time deposited in the Account.


ARTICLE 4.  REPRESENTATIONS AND WARRANTIES

As a material inducement to Lender's entry into this Agreement, Borrower represents and warrants to Lender as of the date hereof and continuing thereafter that:

AUTHORITY/ENFORCEABILITY. If other than an individual, Borrower is in compliance with all laws and regulations applicable to its organization, existence and transaction of business and has all necessary rights and powers to borrow as contemplated by the Loan Documents.

BINDING OBLIGATIONS. Borrower is authorized to execute, deliver and perform its obligations under the Loan Documents, and such obligations shall be valid and binding obligations of Borrower.

FORMATION AND ORGANIZATIONAL DOCUMENTS. Borrower has delivered to Lender all formation and organizational documents of Borrower, of the partners, joint venturers or members of Borrower, if any, and of all guarantors of the Loan, if any, and all such formation and organizational documents remain in full force and effect and have not been amended or modified since they were delivered to Lender. Borrower shall immediately provide Lender with copies of any amendments or modifications of the formation or organizational documents.

NO VIOLATION. Borrower's execution, delivery, and performance under the Loan Documents do not: (a) require any consent or approval not heretofore obtained under any partnership agreement, operating agreement, articles of incorporation, bylaws or other document; (b) conflict with, or constitute a breach or default or permit the acceleration of obligations under any agreement, contract, lease, or other document by which the Borrower is bound or regulated; or (c) violate any statute, law, regulation or ordinance, or any order of any court or governmental entity.

LITIGATION. Except as disclosed to Lender in writing, there are no claims, actions, suits, or proceedings pending, or to Borrower's knowledge threatened, against Borrower.

FINANCIAL CONDITION. All financial statements and information heretofore delivered to Lender by Borrower, including, without limitation, information relating to the financial condition of Borrower, the partners, joint venturers or members of Borrower, and/or any guarantors, fairly and accurately represent the financial condition of the subject thereof and have been prepared (except as noted therein) in accordance with generally accepted accounting principles consistently applied. Borrower acknowledges and agrees that Lender may request and obtain additional information from third parties regarding any of the above, including, without limitation, credit reports.

NO MATERIAL ADVERSE CHANGE. There has been no material adverse change in the financial condition of Borrower and/or Guarantor since the dates of the latest financial statements furnished to Lender and, except as otherwise disclosed to Lender in writing, Borrower has not entered into any material transaction which is not disclosed in such financial statements.

ACCURACY. All reports, documents, instruments, information and forms of evidence delivered to Lender concerning the Loan or security for the Loan or required by the Loan Documents are accurate, correct and sufficiently complete to give Lender true and accurate knowledge of their subject matter, and do not contain any misrepresentation or omission.

TAXES. Borrower has filed all required federal, state, county and municipal tax returns and has paid all taxes owed and payable, and Borrower knows of no basis for additional assessment with respect to any taxes.

NO SUBORDINATION. There is no agreement, indenture, contract or instrument to which Borrower is a party or by which Borrower may be bound that requires the subordination in right of payment of any of Borrower's obligations subject to this Agreement to any other obligation of Borrower.

PERMITS; FRANCHISES. Borrower possesses, and will hereafter possess, all permits, memberships, franchises, contracts and licenses required and all trademark rights, trade names, trade name rights, patents, patent rights and fictitious name rights necessary to enable it to conduct the business in which it is now engaged without conflict with the rights of others.

OTHER OBLIGATIONS. Borrower is not in default on any obligation for borrowed money, any purchase money obligation or any other material lease, commitment, contract, instrument or obligation.

ARTICLE 5.  COVENANTS OF BORROWER

Borrower covenants that so long as any credit remains available hereunder, and until payment in full of all amounts owing under the Loan Documents:

OTHER INDEBTEDNESS. Without the prior written consent of Lender, Borrower shall not create, incur or permit to exist any liabilities resulting from borrowings, loans or advances, whether secured or unsecured, except the liabilities of Borrower to Lender for money borrowed hereunder. Borrower shall not encumber or sell any or all of the Cigna Properties without the prior written consent of Lender unless the refinance or sale proceeds are used to payoff the Loan in its entirety.

MERGER, CONSOLIDATION, SALE OF ASSETS. Borrower shall not merge into or consolidate with any corporation or other entity, or sell, lease, assign, transfer or otherwise dispose of all or substantially all of its assets other than in the ordinary course of business. Borrower agrees to apply all of the proceeds raised through an additional equity offering done by or for the benefit of the Borrower or the Guarantor towards the repayment of the Loan.

GUARANTEES. Without the prior written consent of Lender, Borrower shall not guarantee or become liable in any way as a surety, endorser (other than as endorser of negotiable instruments in the ordinary course of business) or accommodation endorser or otherwise for debt or obligations of any other person or entity.

DIVIDENDS, DISTRIBUTIONS. Without the prior written consent of Lender, Borrower shall not declare or pay any dividend or distritution either in cash, stock on Borrower's stock now or hereafter outstanding; or redeem, retire, purchase or otherwise acquire any shares of any class of Borrower's stock or partnership interests now or hereafter outstanding.

EXPENSES. Borrower shall immediately pay Lender upon demand all costs and expenses incurred by Lender in connection with: (a) the preparation of this Agreement, all other Loan Documents and Other Related Documents contemplated hereby; (b) the administration of this Agreement, the other Loan Documents and Other Related Documents for the term of the Loan; and (c) the enforcement or satisfaction by Lender of any of Borrower's obligations under this Agreement, the other Loan Documents or the Other Related Documents. For all purposes of this Agreement, Lender's costs and expenses shall include, without limitation, all legal fees and expenses, accounting fees and auditor fees. If any of the services described above are provided by an employee of Lender, Lender's costs and expenses for such services shall be calculated in accordance with Lender's standard charge for such services.

ERISA COMPLIANCE. Borrower shall at all times comply with the provisions of ERISA with respect to any retirement or other employee benefit plan to which it is a party as employer, and as soon as possible after Borrower knows, or has reason to know, that any Reportable Event (as defined in ERISA) with respect to any such plan of Borrower has occurred, it shall furnish to Lender a written statement setting forth details as to such Reportable Event and the action, if any, which Borrower proposes to take with respect thereto, together with a copy of the notice of such Reportable Event furnished to the Pension Benefit Guaranty Corporation.

EXISTENCE. If other than a natural person or persons, Borrower shall preserve and maintain its existence and all of its rights, privileges and franchises; conduct its business in an orderly, efficient, and regular manner; and comply with the requirements of all applicable laws, rules, regulations and orders of a governmental authority.

TAXES AND OTHER LIABILITIES. Borrower shall pay and discharge when due any and all indebtedness, obligations, assessments and taxes, both real and personal, owed by or relating to Borrower and Borrower's properties (including federal and state income taxes), except such as Borrower may in good faith contest or as to which a bona fide dispute may arise, provided provision is made to the satisfaction of Lender for eventual payment thereof in the event that it is found that the same is an obligation of Borrower.

NOTICE. Borrower shall promptly give notice in writing to Lender of: (a) any litigation pending or threatened against Borrower; (b) the occurrence of any breach or default in the payment or performance of any obligation owing by Borrower to any person or entity, other than Lender; (c) any change in the name of Borrower, and in the case of a Borrower which is an organization, any change in its identity or organizational structure; (d) any uninsured or partially uninsured loss through fire, theft, liability damage; or (e) any termination or cancellation of any insurance policy which Borrower is required herein to maintain.

INSURANCE. Borrower shall maintain and keep in force insurance of the types and in amounts customarily carried in lines of business similar to Borrower's, including but not limited to fire, extended coverage, public liability, damage and workers' compensation, carried in companies and in amounts satisfactory to Lender, and deliver to Lender from time to time at Lender's request schedules setting forth all insurance then in effect.

FACILITIES. Borrower shall keep all Borrower's properties useful or necessary to Borrower's business in good repair and condition, and from time to time make necessary repairs, renewals and replacements thereto so that Borrower's properties shall be fully and efficiently preserved and maintained.


ARTICLE 6.  REPORTING COVENANTS

FINANCIAL INFORMATION. Borrower shall deliver to Lender, as soon as available, but in no event later than one hundred twenty (120) days after Borrower's fiscal year end, current financial statements (including, without limitation, an income and expense statement and balance sheet) signed by chief financial officer together with any other financial information requested by Lender for the following persons and entities:

Borrower,
                      Glenborough Realty Trust Incorporated

Within twenty (20) days of Lender's request, Borrower shall also deliver to Lender such quarterly and other financial information regarding any persons or entities in any way obligated on the Loan as Lender may specify. If audited financial information is prepared, Borrower shall deliver to Lender copies of that information within fifteen (15) days of its final preparation. Except as otherwise agreed to by Lender, all such financial information shall be prepared in accordance with generally accepted accounting principles consistently applied.

Within twenty (20) days of Lender's request, Borrower shall also deliver to Lender, an updated rent roll and operating statement on the Cigna Properties.

BOOKS AND RECORDS. Borrower shall maintain complete books of account and other records in accordance with generally accepted accounting principles consistently applied, and permit any representative of Lender, at any reasonable time, to inspect, audit and examine such books and records, to make copies of the same, and to inspect the properties of Borrower.


ARTICLE 7.  DEFAULTS AND REMEDIES

DEFAULT. The occurrence of any one or more of the following shall constitute an event of default (hereinafter, "Default") under this Agreement and the other Loan Documents:

Payment; Performance. Borrower's failure to pay when due any sum, to perform when due any other obligation, or to observe any covenant, the payment, performance, or observance of which is required under the Note or any of the other Loan Documents; provided, however, that wherever provision is made for a time period during which Borrower may undertake to remedy such failure, then such failure shall constitute a Default only if it is not remedied within that time period; or

Performance of Other Obligations. The occurrence of a breach or default in the payment or performance of any obligation imposed by any instrument or agreement (other than the Loan Documents) pursuant to which Borrower has borrowed money from, or incurred liability to, any person or entity including Lender; or

Attachment. The sequestration or attachment of, or any levy or execution upon, any assets of Borrower which sequestration, attachment, levy or execution is not released expunged or dismissed prior to the earlier of thirty (30) days or the sale of the assets affected thereby; or

Representations and Warranties. (i) The failure of any representation or warranty of Borrower in any of the Loan Documents and the continuation of such failure for more than ten (10) days after written notice to Borrower from Lender requesting that Borrower cure such failure; or (ii) any material adverse change in the financial condition of Borrower or any other person or entity in any manner obligated to Lender under the Loan Documents from the financial condition represented to Lender as of the date hereof; or

Voluntary Bankruptcy; Insolvency; Dissolution. (i) The filing of a petition by Borrower for relief under the Bankruptcy Code, or under any other present or future state or federal law regarding bankruptcy, reorganization or other debtor relief law; (ii) the filing of any pleading or an answer by Borrower in any involuntary proceeding under the Bankruptcy Code or other debtor relief law which admits the jurisdiction of the court or the petition's material allegations regarding Borrower's insolvency; (iii) a general assignment by Borrower for the benefit of creditors; or (iv) Borrower applying for, or the appointment of, a receiver, trustee, custodian or liquidator of Borrower or any of its assets; or

Involuntary Bankruptcy. The failure of Borrower to effect a full dismissal of any involuntary petition under the Bankruptcy Code or under any other debtor relief law that is filed against Borrower or in any way restrains or limits Borrower or Lender regarding the Loan prior to the earlier of the entry of any court order granting relief sought in such involuntary petition, or thirty (30) days after the date of filing of such involuntary petition; or

Partners; Guarantors. The occurrence of any of the events specified in Article 0
(0) or 0 (0) as to any person or entity other than Borrower, which is in any manner obligated to Lender under the Loan Documents; or

Death or Incapacity of Borrower. The death or incapacity of Borrower, if an individual; or

Change In Management or Control. The occurrence of any material management or organizational change in Borrower or in the partners, venturers or members of Borrower, including, without limitation, any partnership, joint venture or member dispute which Lender determines, in its sole and absolute discretion, shall have a material adverse effect on the Loan or on the ability of Borrower or its partners, venturers or members to perform their obligations under the Loan Documents; or

Default Under Credit Agreement. The occurrence of an Event of Default under and as defined in that certain credit agreement dated July 11, 1996 " Credit Agreement" executed by Glenborough Properties, L.P., a California limited partnership, in favor of Wells Fargo Bank, National Association, as Agent for itself and other lenders, as lender. Notwithstanding anything to the contrary, Lender acknowledges that funding of the Loan shall cause an Event of Default under paragraph 9.07 of the Credit Agreement and Lender acknowledges that said Event of Default shall not cause a Default hereunder.

ACCELERATION  UPON  DEFAULT;  REMEDIES.  Upon  the  occurrence  of  any  Default specified in this Article, Lender may, at its sole option, declare all sums owing to Lender under the Note, this Agreement and the other Loan Documents immediately due and payable. Upon such acceleration, Lender may, in addition to all other remedies permitted under this Agreement and the other Loan Documents and at law or equity, apply any sums in the Account to the sums owing under the Loan Documents and any and all obligations of Lender to fund further disbursements under the Loan shall terminate.

RIGHT OF CONTEST. Borrower may contest in good faith any claim, demand, levy or assessment by any person other than Lender which would constitute a Default, if Borrower pursues the contest diligently and in a manner which Lender determines will not be prejudicial to Lender nor impair the rights of Lender under the Loan Documents.


ARTICLE 8.  MISCELLANEOUS PROVISIONS

INDEMNITY. Borrower hereby agrees to defend, indemnify and hold harmless Lender, its directors, officers, employees, agents, successors and assigns from and against any and all losses, damages, liabilities, claims, actions, judgments, court costs and legal or other expenses (including, without limitation, attorneys' fees and expenses) which Lender may incur as a direct or indirect consequence of: (a) the purpose to which Borrower applies the Loan proceeds; (b) the failure of Borrower to perform any obligations as and when required by this Agreement or any of the other Loan Documents; (c) any failure at any time of any of Borrower's representations or warranties to be true and correct; or (d) any act or omission by Borrower, or any constituent partner or member of Borrower. Borrower shall immediately pay to Lender upon demand any amounts owing under this indemnity, together with interest from the date the indebtedness arises until paid at the rate of interest applicable to the principal balance of the Note. BORROWER'S DUTY TO INDEMNIFY LENDER SHALL SURVIVE THE REPAYMENT OF THE LOAN.

FORM OF DOCUMENTS. The form and substance of all documents, instruments, and forms of evidence to be delivered to Lender under the terms of this Agreement and any of the other Loan Documents shall be subject to Lender's approval and shall not be modified, superseded or terminated in any respect without Lender's prior written approval.

NOTICES. All notices, demands, or other communications under this Agreement and the other Loan Documents shall be in writing and shall be delivered to the appropriate party at the address set forth on the signature page of this Agreement (subject to change from time to time by written notice to all other parties to this Agreement). All communications shall be deemed served upon delivery of, or if mailed, upon the first to occur of receipt or the expiration of three (3) days after the deposit in the United States Postal Service mail, postage prepaid and addressed to the address of Borrower or Lender at the address specified; provided, however, that non-receipt of any communication as the result of any change of address of which the sending party was not notified or as the result of a refusal to accept delivery shall be deemed receipt of such communication.

RELATIONSHIP OF PARTIES. The relationship of Borrower and Lender under the Loan Documents is, and shall at all times remain, solely that of borrower and lender, and Lender neither undertakes nor assumes any responsibility or duty to Borrower or to any third party, except as expressly provided in this Agreement and the other Loan Documents.

ATTORNEYS' FEES AND EXPENSES; ENFORCEMENT. If any attorney is engaged by Lender to enforce or defend any provision of this Agreement, any of the other Loan Documents or Other Related Documents, or as a consequence of any Default under the Loan Documents, with or without the filing of any legal action or proceeding, Borrower shall immediately pay to Lender, upon demand, the amount of all attorneys' fees and expenses and all costs incurred by Lender in connection therewith, together with interest thereon from the date of such demand until paid at the rate of interest applicable to the principal balance of the Note as specified therein.

IMMEDIATELY AVAILABLE FUNDS. Unless otherwise expressly provided for in this Agreement, all amounts payable by Borrower to Lender shall be payable only in United States currency, immediately available funds.

LENDER'S CONSENT. Wherever in this Agreement there is a requirement for Lender's consent and/or a document to be provided or an action taken "to the satisfaction of Lender", it is understood by such phrase that Lender shall exercise its consent, right or judgment in a reasonable manner given the specific facts and circumstance applicable at the time.

LOAN SALES AND PARTICIPATIONS; DISCLOSURE OF INFORMATION. Borrower agrees that Lender may elect, at any time, to sell, assign or grant participations in all or any portion of its rights and obligations under the Loan Documents, and that any such sale, assignment or participation may be to one or more financial institutions, private investors, and/or other entities, at Lender's sole discretion ("Participant"). Borrower further agrees that Lender may disseminate to any such actual or potential purchaser(s), assignee(s) or participant(s) all documents and information (including, without limitation, all financial information) which has been or is hereafter provided to or known to Lender with respect to: (a) any party connected with the Loan (including, without limitation, the Borrower, any partner or member of Borrower, any constituent partner or member of Borrower and any guarantor); and/or (b) any lending relationship other than the Loan which Lender may have with any party connected with the Loan. In the event of any such sale, assignment or participation, Lender and the parties to such transaction shall share in the rights and obligations of Lender as set forth in the Loan Documents only as and to the extent they agree among themselves. In connection with any such sale, assignment or participation, Borrower further agrees that the Loan Documents shall be sufficient evidence of the obligations of Borrower to each purchaser, assignee, or participant, and upon written request by Lender, Borrower shall enter into such amendments or modifications to the Loan Documents as may be reasonably required in order to evidence any such sale, assignment or participation. The indemnity obligations of Borrower under the Loan Documents shall also apply with respect to any purchaser, assignee or participant.

WAIVER OF RIGHT TO TRIAL BY JURY0 WAIVER OF RIGHT TO TRIAL BY JURY. EACH PARTY TO THIS AGREEMENT HEREBY EXPRESSLY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION (a) ARISING UNDER THE LOAN DOCUMENTS, INCLUDING, WITHOUT LIMITATION, ANY PRESENT OR FUTURE MODIFICATION THEREOF OR (b) IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM WITH RESPECT TO THE LOAN DOCUMENTS (AS NOW OR HEREAFTER MODIFIED) OR ANY OTHER INSTRUMENT, DOCUMENT OR AGREEMENT EXECUTED OR DELIVERED IN CONNECTION HEREWITH, OR THE TRANSACTIONS RELATED HERETO OR THERETO, IN EACH CASE WHETHER SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION IS NOW EXISTING OR HEREAFTER ARISING, AND WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE; AND EACH PARTY HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT ANY PARTY TO THIS AGREEMENT MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF ANY RIGHT THEY MIGHT OTHERWISE HAVE TO TRIAL BY JURY.

SEVERABILITY. If any provision or obligation under this Agreement and the other Loan Documents shall be determined by a court of competent jurisdiction to be invalid, illegal or unenforceable, that provision shall be deemed severed from the Loan Documents and the validity, legality and enforceability of the remaining provisions or obligations shall remain in full force as though the invalid, illegal, or unenforceable provision had never been a part of the Loan Documents, provided, however, that if the rate of interest or any other amount payable under the Note or this Agreement or any other Loan Document, or the right of collectibility therefore, are declared to be or become invalid, illegal or unenforceable, Lender's obligations to make advances under the Loan Documents shall not be enforceable by Borrower.

NO WAIVER; SUCCESSORS. No waiver shall be implied from any failure of Lender to take, or any delay by Lender in taking, action concerning any Default or failure of condition, or from any previous waiver of any similar or unrelated Default or failure of condition. Any waiver or approval hereunder must be in writing and shall be limited to its specific terms. The terms and provisions hereof shall bind and inure to the benefit of the heirs, successors and assigns of the parties.

TIME. Time is of the essence of each and every term of this Agreement.

HEADINGS. All article, section or other headings appearing in this Agreement and any of the other Loan Documents are for convenience of reference only and shall be disregarded in construing this Agreement and any of the other Loan Documents.

GOVERNING LAW. This Agreement shall be governed by, and construed and enforced in accordance with the laws of the State of California, except to the extent preempted by Federal laws. Borrower and all persons and entities in any manner obligated to Lender under the Loan Documents consent to the jurisdiction of any Federal or State Court within the State of California having proper venue and also consent to service of process by any means authorized by California or Federal Law.

INTEGRATION; INTERPRETATION. The Loan Documents contain or expressly incorporate by reference the entire agreement of the parties with respect to the matters contemplated therein and supersede all prior negotiations or agreements, written or oral. The Loan Documents shall not be modified except by written instrument executed by all parties. Any reference to the Loan Documents includes any amendments, renewals or extensions now or hereafter approved by Lender in writing.

JOINT AND SEVERAL LIABILITY. The liability of all persons and entities obligated in any manner under this Agreement and any of the Loan Documents shall be joint and several.

COUNTERPARTS. This Agreement, any of the other Loan Documents (except for the Note), any Other Related Documents and any subsequent modifications, amendments, waivers, consents or supplements thereof, if any, may be executed in any number of counterparts, each of which when executed and delivered shall be deemed to be an original and all such counterparts together, shall constitute one and the same instrument.

IN WITNESS WHEREOF, Borrower and Lender have executed this Agreement as of the date appearing on the first page of this Agreement.


" LENDER"

WELLS FARGO BANK,
NATIONAL ASSOCIATION



By:____________________________
Lezlie J.Beam
Its: Vice President

Lender's Address:                                With a copy to:
Real Estate Group (AU# 3201)                     WELLS FARGO BANK, NATIONAL
333 South Grand Avenue, 9th Floor                ASSOCIATION
Los Angeles, CA  90071                           Disbursement Center
Attention:  Cathryn Berg                         2120 East Park Place, Suite 100
                                                 El Segundo, CA  90245
                                                 Attention:  Manager


      " BORROWER"
                                                 Borrower's Address:
GLENBOROUGH PROPERTIES, L.P., a                  400 South El Camino Real
California limited partnership                   San Mateo, CA 94402
 By:   GLENBOROUGH REALTY TRUST                  Attention: Stephen R. Saul
       INCORPORATED, a Maryland corporation,
       General Partner



By:__________________________________


Its:_________________________________

                                                                       EXHIBIT A

                                                                Loan No. 1856TOL

EXHIBIT A - DOCUMENTS


Exhibit A to UNSECURED LOAN AGREEMENT between GLENBOROUGH PROPERTIES, L.P., a California limited partnership, as "Borrower", and WELLS FARGO BANK, NATIONAL ASSOCIATION, as "Lender", dated as of April 25, 1997.

LOAN DOCUMENTS. The documents numbered 1.1 through 1.7, inclusive, and amendments, modifications and supplements thereto which have received the prior written consent of Lender, together with any documents executed in the future that are approved by Lender and that recite that they are "Loan Documents" for purposes of this Agreement are collectively referred to herein as the Loan Documents.

This Agreement.

The Term Note of even date herewith in the original principal amount of the Loan made by Borrower payable to the order of Lender.

CoPartnership,  Joint Venture or Association  Borrowing Certificate of even date
herewith  executed  by  Glenborough  Realty  Trust   Incorporated,   a  Maryland
corporation, GPA, Ltd, a California limited partnership and Robert Batinovich.

Corporate Resolution Authorizing Execution of Guaranty and Endorsement and Hypothecation of Property of even date herewith certified by _________________ as Secretary of Glenborough Realty Trust Incorporated, a Maryland corporation.

Corporate  Resolution  Authorizing  Partnership  Activity of even date  herewith
certified  by   _________________  as  Secretary  of  Glenborough  Realty  Trust
Incorporated, a Maryland corporation.

     1.6 Disbursement Authorization of even date herewith executed by Borrower.

     1.7 Opinion of Borrower's in-house legal counsel dated of even date herewith executed by Frank Austin on behalf of Borrower and Guarantor.


Other Related Documents (Which Are Not Loan Documents):

Repayment Guaranty of even date herewith executed by Glenborough Realty Trust Incorporated, a Maryland corporation as Guarantor in favor of Lender.

Funds Transfer Agreement for Disbursement of Loan Proceeds of even date herewith, executed by and between Borrower and Wells Fargo Bank, National Association.