Form 10-Q
period 1997-09-30
GLENBOROUGH REALTY TRUST INC
filed 1997-11-10
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                   Yes X No___


As of November 10, 1997, 31,474,692 shares of Common Stock ($.001 par value) were outstanding.

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED

                                                                        Page No.
PART I               FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements of Glenborough Realty Trust Incorporated (Unaudited except for the Consolidated Balance Sheet at December 31, 1996):

            Consolidated Balance Sheets at September 30, 1997 and
            December 31, 1996                                                  4

            Consolidated Statements of Operations for the nine months
            ended September 30, 1997 and 1996                                  5

            Consolidated Statements of Operations for the three months
            ended September 30, 1997 and 1996                                  6

            Consolidated Statements of Stockholders' Equity for the
            nine months ended September 30, 1997 and 1996                      7

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1997 and 1996                                8-9

            Notes to Consolidated Financial Statements                     10-21

         Consolidated Financial Statements of Glenborough Hotel Group (Unaudited except for the Consolidated Balance Sheet at December 31, 1996):

            Consolidated Balance Sheets at September 30, 1997 and
            December 31, 1996                                                 22

            Consolidated Statements of Income for the nine months ended
            September 30, 1997 and 1996                                       23

            Consolidated Statements of Income for the three months ended
            September 30, 1997 and 1996                                       24

            Consolidated Statements of Stockholders' Equity for the
            nine months ended September 30, 1997 and 1996                     25

            Consolidated Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996                                       26

            Notes to Consolidated Financial Statements                     27-29

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

            Glenborough Realty Trust Incorporated                          30-37

            Glenborough Hotel Group                                        38-39

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 40-41

Item 2.  Changes in Securities                                                41

Item 6.  Exhibits and Reports on Form 8-K                                     42

SIGNATURES                                                                    43

EXHIBIT INDEX                                                                 44

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                                      GLENBOROUGH REALTY TRUST INCORPORATED
                                           CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share amounts)


                                                                             September 30,          December 31,
                                                                                 1997                   1996
                                                                             (Unaudited)             (Audited)
                                                                            --------------         -------------
ASSETS
     Rental property, net of accumulated depreciation of
       $35,185 and $28,784 in 1997 and 1996, respectively                   $    588,644           $    161,945
     Investments in Associated Companies and Glenborough
       Partners                                                                    7,567                  7,350
     Mortgage loans receivable, net of provision for loss of
       $863 in 1996                                                                3,622                  9,905
     Cash and cash equivalents                                                     2,770                  1,355
     Other assets                                                                 13,373                  4,965
                                                                            -------------          -------------

         TOTAL ASSETS                                                       $    615,976           $    185,520
                                                                            =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgage loans                                                         $    228,580           $     54,584
     Secured bank line                                                            28,865                 21,307
     Other liabilities                                                            11,216                  3,198
                                                                            -------------          -------------
       Total liabilities                                                         268,661                 79,089
                                                                            -------------          -------------

Minority interest                                                                 36,012                  8,831

Stockholders' Equity:
     Common stock, 20,174,692 and 9,661,553 shares issued
       and outstanding at September 30, 1997, and
       December 31, 1996, respectively                                                20                     10
     Additional paid-in capital                                                  321,771                105,952
     Deferred compensation                                                          (257)                  (399)
     Retained earnings (deficit)                                                 (10,231)                (7,963)
                                                                            -------------          -------------
       Total stockholders' equity                                                311,303                 97,600
                                                                            -------------          -------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                        $    615,976           $    185,520
                                                                            =============          =============


                           See accompanying notes to consolidated financial statements


                                      GLENBOROUGH REALTY TRUST INCORPORATED
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              For the nine months ended September 30, 1997 and 1996
                                     (in thousands, except per share amounts)
                                                   (Unaudited)

                                                                               1997                        1996
                                                                           --------------              -------------
REVENUE
     Rental revenue                                                        $      35,899               $     11,281
     Fees and reimbursements from affiliate                                          572                        199
     Interest and other income                                                     1,167                        623
     Equity in earnings of Associated Companies                                    1,942                      1,363
     Gain on collection of mortgage loan receivable                                  652                        ---
     Net gain on sales of rental properties                                          555                        321
                                                                           --------------              -------------
       Total revenue                                                              40,787                     13,787
                                                                           --------------              -------------

EXPENSES
     Property operating expenses                                                  11,282                      3,244
     General and administrative                                                    2,031                        977
     Depreciation and amortization                                                 8,867                      2,694
     Interest expense                                                              6,416                      2,546
     Consolidation costs                                                             ---                      6,082
     Litigation costs                                                                ---                      1,155
                                                                           ---------------             -------------
       Total expenses                                                             28,596                     16,698
                                                                           --------------              -------------

Income (loss) from operations before minority interest and
     extraordinary item                                                           12,191                     (2,911)

Minority interest                                                                   (689)                      (312)
                                                                           ---------------             -------------

Net income (loss) before extraordinary item                                       11,502                     (3,223)

Loss on debt refinancing                                                             ---                       (186)
                                                                           --------------              -------------

Net income (loss)                                                          $      11,502               $     (3,409)
                                                                           ==============              =============

Primary earnings (loss) per share                                          $       0.79                $      (0.60)
                                                                           ==============              =============

Primary weighted average shares outstanding                                   14,512,987                  5,763,742
                                                                           ==============              =============


                           See accompanying notes to consolidated financial statements


                                      GLENBOROUGH REALTY TRUST INCORPORATED
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              For the three months ended September 30, 1997 and 1996
                                     (in thousands, except per share amounts)
                                                   (Unaudited)

                                                                               1997                        1996
                                                                           --------------              -------------
REVENUE
     Rental revenue                                                        $      16,208               $      4,242
     Fees and reimbursements from affiliate                                          205                         66
     Interest and other income                                                       554                        253
     Equity in earnings of Associated Companies                                    1,339                        394
     Reduction in gain on prior quarter sales of rental
        properties                                                                   (15)                       ---
                                                                           --------------              -------------
       Total revenue                                                              18,291                      4,955
                                                                           --------------              -------------

EXPENSES
     Property operating expenses                                                   5,237                      1,335
     General and administrative                                                      657                        302
     Depreciation and amortization                                                 4,823                        935
     Interest expense                                                              2,616                      1,125
                                                                           --------------              -------------
       Total expenses                                                             13,333                      3,697
                                                                           --------------              -------------

Income from operations before minority interest and
     extraordinary item                                                            4,958                      1,258

Minority interest                                                                    (60)                       (69)
                                                                           ---------------             -------------

Net income before extraordinary item                                               4,898                      1,189

Loss on debt refinancing                                                             ---                       (186)
                                                                           --------------              -------------

Net income                                                                 $       4,898               $      1,003
                                                                           ==============              =============

Primary earnings per share                                                 $        0.25               $       0.17
                                                                           ==============              =============

Primary weighted average shares outstanding                                   19,737,153                  5,778,545
                                                                           ==============              =============
                           See accompanying notes to consolidated financial statements

                                               GLENBOROUGH REALTY TRUST INCORPORATED
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       For the nine months ended September 30, 1997 and 1996
                                                           (in thousands)
                                                            (Unaudited)




                                                    Common Stock          Additional       Deferred      Retained
                                                               Par         Paid-in          Compen-      Earnings
                                                 Shares        Value       Capital          sation       (Deficit)       Total
                                              ------------- ------------- -------------- -------------- ------------- ------------

Balance at December 31, 1996                       9,662   $       10   $    105,952     $     (399)   $   (7,963)  $    97,600

Issuance of common stock, net of offering
    costs of $13,601                              10,480           10        215,186            ---           ---       215,196

Issuance of common stock related to
    acquisition of E&L Properties                     33          ---            633            ---           ---           633

Amortization of deferred compensation                ---          ---            ---            142           ---           142

Distributions                                        ---          ---            ---            ---       (13,770)      (13,770)

Net income                                           ---          ---            ---            ---        11,502        11,502
                                              -----------------------------------------------------------------------------------

Balance at September 30, 1997                     20,175   $       20   $    321,771     $     (257)   $  (10,231)  $   311,303
                                              ===================================================================================



                                                     Common Stock        Additional      Deferred       Retained
                                                               Par        Paid-in         Compen-       Earnings
                                                 Shares       Value       Capital         sation        (Deficit)       Total
                                              -----------------------------------------------------------------------------------

Balance at December 31, 1995                       5,754     $     6    $   55,622     $      ---     $      ---   $   55,628

Issuance of stock to officers and directors           35         ---           525           (446)           ---           79

Distributions                                        ---         ---           ---            ---         (3,463)      (3,463)

Net loss                                             ---         ---           ---            ---         (3,409)      (3,409)
                                              -----------------------------------------------------------------------------------

Balance at September 30, 1996                      5,789     $     6    $   56,147     $     (446)   $    (6,872)  $   48,835
                                              ===================================================================================

                           See accompanying notes to consolidated financial statements


                                       GLENBOROUGH REALTY TRUST INCORPORATED
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the nine months ended September 30, 1997 and 1996
                                                   (in thousands)
                                                    (Unaudited)


                                                                            1997                        1996
                                                                       ---------------             ---------------
Cash flows from operating activities:
     Net income (loss)                                                 $       11,502              $       (3,409)
     Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities:
         Depreciation and amortization                                          8,867                       2,694
         Amortization of loan fees, included in
           interest expense                                                       174                         141
         Minority interest in income from operations                              689                         312
         Equity in earnings of Associated
           Companies                                                           (1,942)                     (1,363)
         Gain on collection of mortgage loan receivable                          (652)                        ---
         Net gain on sales of rental properties                                  (555)                       (321)
         Loss on debt refinancing                                                 ---                         186
         Amortization of deferred compensation                                    142                         ---
         Consolidation costs                                                      ---                       6,082
         Litigation costs                                                         ---                       1,155
         Changes in certain assets and liabilities, net                          (913)                     (5,475)
                                                                       ---------------             ---------------

           Net cash provided by operating activities                           17,312                           2
                                                                       ---------------             ---------------

Cash flows from investing activities:
     Net proceeds from sales of rental properties                              11,873                       2,882
     Additions to rental property                                            (393,534)                    (26,631)
     Proceeds from collection of mortgage loan receivable                         652                         ---
     Additions to mortgage loans receivable                                    (2,420)                        ---
     Principal receipts on mortgage loans receivable                            8,703                         252
     Investments in Associated Companies                                          ---                        (389)
     Distributions from Associated Companies and
         Glenborough Partners                                                   1,725                       1,326
                                                                       ---------------             ---------------

           Net cash used for investing activities                            (373,001)                    (22,560)
                                                                       ---------------             ---------------


                                                             continued

                           See accompanying notes to consolidated financial statements


                                       GLENBOROUGH REALTY TRUST INCORPORATED
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                               For the nine months ended September 30, 1997 and 1996
                                                   (in thousands)
                                                    (Unaudited)


                                                                             1997                       1996
                                                                       ---------------            --------------
Cash flows from financing activities:
     Proceeds from borrowings                                          $     369,540              $      35,122
     Repayment of borrowings                                                (212,910)                   (10,263)
     Payment of investor notes                                                   ---                     (2,483)
     Distributions to minority interest holders                                 (952)                      (332)
     Distributions                                                           (13,770)                    (3,463)
     Proceeds from issuance of stock, net of offering costs                  215,196                        ---
                                                                       ---------------            --------------

         Net cash provided by financing activities                           357,104                     18,581
                                                                       ---------------            --------------

Net increase (decrease) in cash and cash equivalents                           1,415                     (3,977)

Cash and cash equivalents at beginning of period                               1,355                      4,587
                                                                       ---------------            --------------

Cash and cash equivalents at end of period                             $       2,770              $         610
                                                                       ===============            ==============

Supplemental disclosure of cash flow information:

     Cash paid for interest                                            $       5,695              $       2,070
                                                                       ===============            ==============

Supplemental disclosure of Non-Cash Investing and Financing
     Activities:

     Acquisition of real estate through assumption of first
         trust deed notes payable                                      $      24,924              $         ---
                                                                       ===============            ==============

     Acquisition of real estate through issuance of shares
         of common stock and Operating Partnership units
                                                                       $      28,078              $         ---
                                                                       ===============            ==============


                           See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1997


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

Subsequent to the Consolidation on December 31, 1995, and through September 30, 1997, the following Common Stock transactions occurred: (i) 35,000 shares of Common Stock were issued to officers and directors as stock compensation; (ii) 14,146,000 shares were issued in three separate public equity offerings; (iii) 240,042 shares were issued in connection with various acquisitions; and (iv) 59 shares were retired, resulting in total shares of Common Stock issued and outstanding at September 30, 1997, of 20,174,692. In addition, fully converted shares issued and outstanding (including 1,932,047 partnership units in the Operating Partnership) totaled 22,106,739 at September 30, 1997.

To maintain the Company's qualification as a REIT, no more than 50% in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company's Articles of Incorporation provide for certain restrictions on the transfer of the Common Stock to prevent further concentration of stock ownership.

The Company, through several subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a 90.17% limited partner interest at September 30, 1997, is Glenborough Properties, L.P. (the "Operating Partnership"). As of September 30, 1997, the Operating Partnership, directly and through various subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 103 real estate projects and 2 mortgage loans receivable.

As of September 30, 1997, the Company also holds 100% of the non-voting preferred stock of the following two Associated Companies (the "Associated Companies"):

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

     Glenborough Hotel Group ("GHG") leases the five Country Suites by Carlson hotels owned by the Company and operates them for its own account. It also operates two Country Suites By Carlson hotels owned by the Controlled
     Partnerships, and two resort condominium hotels. On October 14, 1997, one of the hotels owned by a Controlled Partnership was sold, however, GHG has retained management of the hotel.

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1997

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements present the consolidated financial position of the Company as of September 30, 1997, and December 31, 1996, and the consolidated results of operations and cash flows of the Company for the nine and three months ended September 30, 1997 and 1996. All intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of September 30, 1997, and for the period then ended.

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

The useful lives are as follows:

          Buildings and Improvements               10 to 40 years
          Tenant Improvements                      Term of the related lease
          Furniture and Equipment                  5 to 7 years

Investments in Associated Companies and Glenborough Partners
The Company's investments in the Associated Companies are accounted for using the equity method and its investment in Glenborough Partners is accounted for using the cost method, as discussed further in Note 4.

Investment in Management Contract
Investment in management contract is recorded at cost and amortized on a straight-line basis over the term of the contract, and is included in other assets.

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1997

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

Minority Interest
Minority interest represents the 8.83% limited partner interests in the Operating Partnership not held by the Company.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the leases.

For the nine months ended September 30, 1997, no tenants represented 10% or more of rental revenue of the Company.

Fees and reimbursement revenue consists of property management fees, overhead administration fees, and transaction fees from the leasing and construction supervision of real estate owned by an affiliated partnership.

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

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1997

Earnings Per Share
In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share." SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997, and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Company's results of operations for the three and nine months ended September 30, 1997 and 1996, the Company's basic earnings per share would not have been materially different than amounts already reported.

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

On April 8, 1997, the Company acquired from two limited partnerships and one limited liability company managed by affiliates of Lennar Partners, a portfolio of three properties, aggregating approximately 282,000 square feet (the "Lennar Properties"). The total acquisition cost, including capitalized costs, was approximately $23.2 million, which was paid in cash from the proceeds of the March 1997 Offering (see Note 10). The Lennar Properties consist of one office property located in Virginia and one office/flex property and one industrial property, each located in Massachusetts.

On April 14, 1997, the Company acquired from a private seller a 227,129 square foot, 15-story office building located in Bloomington, Minnesota (the "Riverview Property"). The total acquisition cost, including capitalized costs, was approximately $20.5 million, of which approximately $16.3 million was paid in cash from the proceeds of the March 1997 Offering, and the balance was paid in cash from borrowings under the Company's existing line of credit (the "Line of Credit").

On April 18,  1997,  the  Company  acquired  from seven  partnerships  and their general partner, a Southern California syndicator, a portfolio of eleven properties, aggregating approximately 523,000 square feet, together with associated management interests (the "E & L Properties"). The total acquisition cost, including capitalized costs, was approximately $22.2 million, which consisted of (i) approximately $12.8 million of mortgage debt assumed, (ii) approximately $6.7 million in the form of 352,197 partnership units in the Operating Partnership (based on an agreed per unit value of $19.075), (iii) approximately $633,000 in the form of 33,198 shares of Common Stock of the Company (based on an agreed per share value of $19.075), and (iv) the balance in cash. The cash portion was paid from borrowings under the Line of Credit. Of the $12.8 million of mortgage debt assumed in the acquisition, approximately $8.9 million was paid off on May 1, 1997, through a draw on the Line of Credit. The E & L Properties consist of one office property, nine office/flex properties and one industrial property, all located in Southern California.

On April 29, 1997, the Company acquired from two partnerships formed and managed by affiliates of CIGNA, a portfolio of six properties, aggregating approximately 616,000 square feet and 224 multi-family units (the "CIGNA Properties"). The total acquisition cost, including capitalized costs, was approximately $45.4 million, which was

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1997

paid entirely in cash from the proceeds of the $40 million unsecured loan from Wells Fargo Bank (see Note 6) and a draw under the Line of Credit. The CIGNA Properties are located in four states and consist of two office properties, two office/flex properties, a shopping center and a multi-family property.

On June 18, 1997, the Company acquired from Carlsberg Realty, Inc. a portfolio of three properties, aggregating approximately 245,600 square feet (the "CRI Properties"). The total acquisition cost, including capitalized costs, was approximately $14.8 million, which was paid entirely in cash from borrowings under the Line of Credit. The CRI Properties consist of one office property located in California and one office/flex property and one industrial property, each located in Arizona. The CRI Properties have been managed by GC since December 1996.

In June 1997, the Company sold from its retail portfolio six Atlanta Auto Care Center properties and nine of the ten QuikTrip properties for an aggregate sales price of approximately $12.1 million. These sales generated a net gain of $555,000. The proceeds from the sale of the QuikTrip properties were used to fund the acquisition of the Centerstone Property and the proceeds from the sale of the Auto Care Center properties were used to paydown the Line of Credit and to payoff a mortgage loan. The remaining QuikTrip property was sold on October 1, 1997, for a sales price of approximately $1.1 million. See Note 11 for further discussion.

On July 1, 1997, the Company acquired an office property containing 157,579 square feet (the "Centerstone Property") located in Irvine, California. The total acquisition cost, including capitalized costs, was approximately $30.4 million, which consisted of (i) approximately $5.5 million in the form of 275,000 partnership units in the Operating Partnership (based on an agreed per unit value of $20.00), and (ii) the balance in cash from a combination of borrowings under the Line of Credit and the net proceeds of the sale of the QuikTrip retail properties.

On September 12, 1997, the Company acquired a portfolio of 27 properties, aggregating approximately 2,888,000 square feet (the "T. Rowe Price Properties") from five limited partnerships, two general partnerships and one private REIT, each organized by affiliates of T. Rowe Price Associates, Inc. The total acquisition cost, including capitalized costs, was approximately $146.8 million, which was paid entirely in cash from the proceeds of a new $114 million unsecured loan from Wells Fargo Bank (see Note 6), approximately $23 million of the proceeds from a new $60 million secured loan from Wells Fargo Bank (see Note
6), a $6.5 million draw on the existing $50 million Wells Fargo Bank Line of Credit and the balance from the proceeds from the July 1997 Offering (see Note
10). The T. Rowe Price Properties consist of three office properties, nine office/flex properties, twelve industrial properties and three retail properties located in 12 states.

On September 12, 1997, the Company acquired a portfolio of ten properties, aggregating approximately 755,006 square feet (the "Advance Properties") from a group of partnerships affiliated with The Advance Group of Bedminster, New
Jersey. The total acquisition cost, including capitalized costs, was approximately $103.0 million, which consisted of (i) approximately $7.4 million of mortgage debt assumed, (ii) approximately $13.6 million in the form of 599,508 partnership units in the Operating Partnership (based on an assumed per unit value of $22.625), (iii) approximately $37 million of the proceeds from a new $60 million secured loan from Wells Fargo Bank (see Note 6) and (iv) the balance in cash. The cash portion of the acquisition was paid with proceeds from the July 1997 Offering (see Note 10). The Advance Properties consist of five office properties, three office/flex properties and two industrial properties. Nine of the properties are located in New Jersey and one is located in Maryland. Concurrent with this acquisition, the Company invested $2,985,000 in a joint venture with The Advance Group for the development of new projects in the New Jersey market. This joint venture owns 57 acres of land suitable for office and office/flex development of up to 560,000 square feet. At September 30, 1997, the Company's investment in this joint venture is included in other assets.

On September 30, 1997, the Company acquired an office property containing 147,978 square feet ("Citibank Park") located in Las Vegas, Nevada. The total acquisition cost, including capitalized costs, was approximately $23.3 million, which consisted of (i) approximately $1.66 million in the form of 61,222 partnership units in the Operating Partnership (based on an agreed per unit value of $27.156), (ii) a $19.4 million draw on the Line of Credit, and (iii) the balance in cash.

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1997

The Company has entered into a definitive agreement to sell the Shannon Crossing retail property for $3.1 million in December 1997. In connection with this sale, the Company has agreed to lend $6.2 million to the buyer under a construction loan with a fixed interest rate of 8%, to be funded as needed. The initial funding under the loan occurred in November 1997 for approximately $2 million.

As of September 30, 1997, approximately $1.3 million of escrow deposits for future acquisitions of properties are included in rental property.

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

The Company's investment in Glenborough Partners ("GP") is accounted for using the cost method as the Company holds only a 3.98% limited partner interest.

As of September 30, 1997, the Company had the following investments in the Associated Companies and GP (in thousands):

                                       GC(1)           GHG             GP             Total
                                   ----------     -----------     -----------     ------------
Investment at December 31, 1996    $   5,261      $   1,504       $     585       $   7,350

Distributions                         (1,620)           (93)            (12)         (1,725)

Equity in earnings                       816          1,126             ---           1,942
                                   ----------     -----------     -----------     ------------
Investment at September 30, 1997   $   4,457      $   2,537       $     573       $   7,567
                                   ==========     ===========     ===========     ============

(1) All amounts presented for GC represent combined amounts for GC and GIRC due to the June 30, 1997 merger, as previously discussed in Note 1.

Note 5.      MORTGAGE LOANS RECEIVABLE

The Company held a first mortgage loan with a principal balance of $7,563,000 and a carrying value of $6,700,000 at December 31, 1996, secured by an office and research complex in Eatontown, New Jersey. The loan had an original maturity date of November 1, 1996 with interest only payable monthly at the fixed rate of eight percent (8%) per annum. In 1995, due to the uncertainty surrounding the borrower's ability to payoff the note receivable upon its November 1996 maturity, the Company recorded a $863,000 loss provision on this mortgage loan receivable to reduce its carrying value to the estimated fair value of the underlying property. The terms of the note were renegotiated in December 1996 with the maturity date extended to February 1, 1997. The interest rate continued at 8% per annum. The borrower had the right to payoff the loan at a discount between January 10 and January 31, 1997. The discounted payoff was i) $6,863,000 in cash and ii) a note for $500,000 payable over a term of twelve years at six percent (6%) interest amortized over twenty-five years. On January 28, 1997, the borrower paid off the note at the above discounted terms, resulting in a gain to the Company of $152,000 ($163,000 net of $11,000 in legal costs) and recognition of $2,000 of the related $500,000 deferred gain. In June 1997, in connection with the acquisition of the CRI Properties, the note receivable was assigned to a third party. Therefore, the remaining balance of the deferred gain of $498,000 has been recognized in the Company's Consolidated Statement of Operations for the nine months ended September 30, 1997.

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1997

At September 30, 1997, the Company held a first mortgage loan in the amount of $508,000 secured by an industrial property in Los Angeles, California. The terms of the note include interest accruing at eight percent (8%) per annum for the first twenty-four months (ended June 1996) and at nine percent (9%) per annum for the next sixty months until the note matures in June 2001. Monthly payments of principal and interest, computed based on a thirty year amortization schedule, commenced January 1995 and continue until maturity.

In 1996,  the  Operating  Partnership  entered into a Loan  Agreement and Option
Agreement (the "Option Agreement") with Carlsberg Properties, LTD. ("the Borrower"). The loan amount was $3,600,000, of which $2,694,000 was initially disbursed to the Borrower and $906,000 was held by the Operating Partnership as leasing and interest reserves. On June 18, 1997, the Loan Agreement was amended to include an additional advance to the borrower of $250,000 which was applied in its entirety to the interest reserve, resulting in an amended loan amount of $3,850,000 and an increase in the interest reserve of $250,000. During the nine months ended September 30, 1997, $420,000 of reserves were disbursed to the borrower which resulted in an outstanding balance at September 30, 1997, of $3,114,000. The loan is secured by a 48,000 square foot medical building in Phoenix, Arizona (the "Grunow Building"), and matures on November 19, 1999, with interest only payable monthly at the fixed rate of eleven percent (11%) per annum calculated on the full amount of the loan. The Option Agreement provides the Operating Partnership the option to purchase the Grunow Building on either the second or third anniversary of the closing date of November 19, 1996, for the greater of i) the then outstanding loan balance plus $50,000 or ii) the value of the Secured Property as defined in the Option Agreement.

Note 6.      SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of September 30, 1997, and December 31, 1996 (in thousands):

                                                             1997         1996
                                                          --------      --------
Secured  $50,000  line of credit with a bank
with variable  interest  rates of LIBOR plus
1.75%  and  prime  rate  (7.44%  and  8.50%,
respectively at September 30, 1997), monthly
interest  only  payments and a maturity date
of July 14,  1998,  with an option to extend
for  10  years.   The  line  is  secured  by
nineteen  properties  with an aggregate  net
carrying  value of  $60,557  and  $67,118 at
September  30, 1997,  and December 31, 1996,
respectively.                                             $ 28,865      $ 21,307

Secured  loan  with  a  bank  with  a  fixed
interest  rate of 7.50%,  monthly  principal
and interest  payments (based upon a 25 year
amortization) of $443 and a maturity date of
September  11, 2007.  The loan is secured by
ten   properties   with  an  aggregate   net
carrying  value of $111,667 at September 30,
1997.  See  below  for  further  discussion.
                                                            60,000           ---

Secured  loan  with  a  bank  with  variable
interest  rates of  LIBOR  plus  2.375%  and
prime rate plus 0.50%, monthly interest only
payments  and a  maturity  date of July  14,
1998.  The loan was  paid-off  in June  1997
upon the sale of the properties securing the
loan.                                                          ---         6,120

Secured loan with an investment  bank with a
fixed   interest  rate  of  7.57%,   monthly
principal and interest  payments (based upon
a  25  year  amortization)  of  $149  and  a
maturity  date of January 1, 2006.  The loan
is  secured  by  nine   properties  with  an
aggregate net carrying  value of $37,720 and
$39,298 at  September  30, 1997 and December
31, 1996, respectively.                                     19,521        19,744

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1997

                                                             1997         1996
                                                          ---------     --------
Secured loans with various lenders,  bearing
interest  at fixed rates  between  7.75% and
9.25%,  with monthly  principal and interest
payments  ranging  between  $9 and  $62  and
maturing at various  dates  through April 1,
2012.  These loans are secured by properties
with an  aggregate  net  carrying  value  of
$38,707 and $30,441 at  September  30, 1997,
and  December  31,  1996,  respectively.                   $19,944      $ 17,581

Secured  loans with various  banks,  bearing
interest at variable rates (ranging  between
7.39%  and  8.18% at  September  30,  1997),
monthly   principal  and  interest  payments
ranging  between $4 and $46 and  maturing at
various  dates  through  May 1, 2017.  These
loans  are  secured  by  properties  with an
aggregate net carrying  value of $17,447 and
$6,975 at September  30, 1997,  and December
31, 1996, respectively.                                      7,866         3,807

Secured loan with an investment company with
a  fixed  interest  rate of  7.50%,  monthly
principal and interest payments of $55 and a
maturity date of March 1, 2021.  The loan is
secured by a multifamily property with a net
carrying  value  of  $9,361  and  $9,491  at
September  30, 1997,  and December 31, 1996,
respectively.                                                7,249         7,332

Unsecured  loan  with  a bank  with a  fixed
interest  rate of  7.50%,  monthly  interest
only   payments  and  a  maturity   date  of
December 11, 1997,  with two 90-day  options
to extend. See below for further discussion.               114,000           ---
                                                        ----------     ---------
Total                                                   $  257,445     $  75,891
                                                        ==========     =========

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

As of June 30, 1997, Wells Fargo had substantially completed underwriting and due diligence for a $60 million mortgage loan to the Company (the "$60 Million Mortgage") to be secured by the Lennar Properties, the Riverview Property, the Centerstone Property and five of the CIGNA Properties. In the interim, Wells Fargo funded on June 19, 1997, a $60 million unsecured "bridge" loan (the "$60 Million Unsecured Bridge Loan"), which was used to (i) repay all principal and accrued interest under the $40 million CIGNA Acquisition Financing, and (ii) reduce the outstanding balance under the Line of Credit by approximately $20 million.

The $60 Million Unsecured Bridge Loan was paid-off on July 18, 1997 from the proceeds of the July 1997 Offering (see Note 10) and was replaced with the $60 Million Mortgage on September 12, 1997. This loan has a 10-year term, bears interest at a fixed annual rate of 7.5%, and requires monthly payments based on a 25-year amortization schedule. Proceeds from the $60 Million Mortgage were used to fund the acquisitions of the T. Rowe Price Properties and the Advance Properties.

In September 1997, the Company closed a $114 million unsecured loan (the "$114 Million Interim Unsecured Loan") with Wells Fargo Bank. This loan has a 90-day term with two 90-day extension options, bears interest at a fixed annual rate of 7.5% and requires monthly payments of interest only. The proceeds of this loan were used to

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1997

fund a portion of the purchase price for the T. Rowe Price Properties. In October 1997, the Company repaid the $114 Million Interim Unsecured Loan with net proceeds from the October 1997 Offering (see Note 11).

The required principal payments on the Company's debt for the next five years and thereafter, as of September 30, 1997, are as follows (in thousands):

                   Year Ending
                   December 31,
                        1997                  $  114,490
                        1998                      30,942
                        1999                       3,578
                        2000                       4,401
                        2001                       2,546
                        Thereafter               101,488
                                              -----------
                        Total                 $  257,445
                                              ===========

Note 7.      RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from a related partnership totaled $572,000 and $199,000 for the nine months ended September 30, 1997, and 1996, respectively, and consisted of property management fees, lease commissions and asset management fees for the nine months ended September 30, 1997, and asset management fees for the nine months ended September 30, 1996.

Note 8.      STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the "Plan") to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company's 1997 Annual Meeting of
Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights ("SARs") or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights ("DERs"), Performance Units or Preference Shares. The total number of shares of Common Stock available for grant under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of outstanding shares of Common Stock, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options may be granted under the Plan may not exceed 1,140,000 shares. The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No. 25. As of September 30, 1997, 35,000 shares of bonus grants have been issued under the Plan. The fair value of the shares granted have been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the respective vesting periods that range from 2 to 5 years. As of September 30, 1997, 1,078,000 options to purchase shares of Common Stock have been granted. The exercise price of each option granted is greater than or equal to the per-share fair market value of the Common Stock on the date the option is granted. To date, all options granted have been at higher than the fair market value of the shares on the grant date, and as such, no compensation expense has been recognized as

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1997

accounted for under APB Opinion No. 25. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

Note 9.      DECLARATION OF DIVIDENDS

On April 22, 1997, the Company's Board of Directors declared a dividend for the first quarter of $0.32 per share or $4,222,301 payable on May 13, 1997, to stockholders of record at the close of business on May 2, 1997. Such dividend was made from the Company's cash reserves at March 31, 1997, combined with the dividends received from the Associated Companies.

On July 22, 1997, the Company's Board of Directors declared a dividend for the second quarter of $0.32 per share or $6,455,901 payable on August 12, 1997, to stockholders of record at the close of business on August 1, 1997. Such dividend was made from the Company's cash reserves at June 30, 1997, combined with the dividends received from the Associated Companies.

On October 21, 1997, the Company's Board of Directors declared a dividend for the third quarter of $0.32 per share or $10,071,901 payable on November 11, 1997, to stockholders of record at the close of business on October 31, 1997. Such dividend will be made from the Company's available cash.

Note 10.     PUBLIC STOCK OFFERINGS

In March 1997, the Company completed the "March 1997 Offering" of 3,500,000 shares of Common Stock. The 3,500,000 shares were sold at a per share price of $20.25 for total proceeds of $66,955,000 (net of 6% underwriting fee of $3,920,000). This additional capital was used to acquire the Scottsdale Hotel and the Lennar, Riverview and Ellis & Lane Properties (see Note 3) and to repay the outstanding balance under the Company's Line of Credit with Wells Fargo. In addition, approximately $916,000 in other costs were incurred in connection with the March 1997 Offering.

In July 1997, the Company completed a public offering of 6,980,000 shares of Common Stock (the "July 1997 Offering"). The 6,980,000 shares were sold at a per share price of $22.625 for total proceeds of $149,965,300 (net of underwriting fees of $7,957,200). This additional capital was used to repay the $60 Million Unsecured Bridge Loan and the outstanding balance under the Company's Line of Credit with Wells Fargo. In addition, the remaining proceeds were used to fund the acquisitions of the T. Rowe Price Properties and the Advance Properties as discussed in Note 3. As of September 30, 1997, approximately $806,000 in other costs had been incurred in connection with the July 1997 Offering.

Note 11.     SUBSEQUENT EVENTS

On October 1, 1997, the Company sold from its retail portfolio the remaining QuikTrip property for a sales price of approximately $1.1 million. This sale generated a net gain of $297,000 and cash proceeds of $1.1 million. The proceeds from the sale of the QuikTrip property will be used to fund future acquisitions of properties. This sale was an all-cash sale and the Company has no continuing obligations or involvement with this property. Accordingly, the Company will recognize the sale under the full accrual method of accounting.

On October 24, 1997, the Company acquired eight properties from six separate limited partnerships in which affiliates of AEW Capital Management, L.P. (successors in interest to one or more affiliates of Copley Advisors Inc.) serve as general partners (the "Copley Properties"). The total acquisition cost, including capitalized costs, was approximately $63.7 million, which was paid entirely in cash from the proceeds of the October 1997 Offering (as discussed below). The Copley Properties comprise 766,269 square feet of industrial space, with one property located in Tempe, Arizona, one in Anaheim, California, one in Columbia, Maryland and five in Las Vegas, Nevada.

On November 4, 1997, the Company acquired a 171,789 square-foot office property located in Eden Prairie, Minnesota ("Bryant Lake"), from Outlook Income Fund 9, a limited partnership in which GC is managing general

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1997

partner. Robert Batinovich, the Company's Chairman and Chief Executive Officer, is co-general partner of Outlook Income Fund 9 and holds an indirect economic interest therein equal to an approximate 0.83% limited partnership interest. Because of this affiliation, and consistent with the Company's Board of Directors' policy, neither Robert Batinovich nor Andrew Batinovich, the Company's President and Chief Operating Officer, voted when the Board of Directors considered and acted to approve this acquisition. The total acquisition cost, including capitalized costs, was approximately $9.4 million, comprising approximately $4.8 million in the form of cash and the balance in the form of assumption of debt.

In October 1997, the Company completed a public offering of 11,300,000 shares of Common Stock (the "October 1997 Offering"). The 11,300,000 shares were sold at a per share price of $25.00 for total proceeds of $268,092,500 (net of underwriting fees of $14,407,500). This additional capital was used to repay the $114 Million Unsecured Loan and the outstanding balance under the Company's Line of Credit with Wells Fargo. In addition, the remaining proceeds were used to fund the acquisitions of the Copley Properties and the Bryant Lake property as discussed above.

In November 1997, the Company received a firm commitment from Wells Fargo Bank to establish a $250 million unsecured line of credit (the "Credit Facility"), which will replace the Company's existing $50 million secured Line of Credit. The Credit Facility will bear interest on a sliding scale ranging from LIBOR plus 0.8% to LIBOR plus 1.3%, which represents a rate that is lower by at least 0.45% than the rate under the current $50 million Line of Credit.

Note 12.     PENDING ACQUISITIONS

The Company has entered into a definitive agreement to acquire all of the real estate assets of Rancon Realty Fund IV, a California limited partnership which has been managed by GC since January 1995 (the "Rancon IV Portfolio"). The total acquisition cost, including capitalized costs, is expected to be approximately $49.0 million, comprising approximately $32.0 million in the form of cash and the balance in the form of assumption of debt. The Rancon IV Portfolio is comprised of three office properties aggregating 223,938 square feet; one office/flex property containing 62,605 square feet; four retail properties aggregating 135,554 square feet; one 240-unit multi-family property totaling 214,400 square feet; and approximately 74 acres of undeveloped land. All of the office and retail properties, and approximately 26 acres of the undeveloped land, are located within the Tri-City mixed use complex in San Bernardino, California. The multi-family complex is located in Vista (San Diego County),
California, and the remaining approximately 48 acres of undeveloped land are located in three separate sites in the Inland Empire region of Southern California. Robert Batinovich holds an indirect economic interest in Rancon Fund IV equal to an approximate 0.54% limited partnership interest. Because of this interest, and consistent with the Company's Board of Directors' policy, neither Robert Batinovich nor Andrew Batinovich voted when the Board of Directors considered and acted to approve this acquisition. This acquisition is subject to approval by a majority vote of the limited partners of Rancon Realty Fund IV, which has filed with the Securities and Exchange Commission a preliminary proxy statement to solicit such approval. As a result, there can be no assurance that this transaction will be completed.

The Company has entered into a definitive agreement to acquire all of the real estate assets of Rancon Realty Fund V, a California limited partnership which has been managed by GC since January 1995 (the "Rancon V Portfolio"). The total acquisition cost, including capitalized costs, is expected to be $45.5 million, comprising approximately $31.8 million in the form of cash and the balance in the form of assumption of debt. The Rancon V Portfolio is comprised of five office properties aggregating 390,785 square feet; one office/flex property containing 50,804 square feet; one 245,000 square foot industrial property; two retail properties aggregating 31,500 square feet; and approximately 139 acres of undeveloped land. All of the office and retail properties, and approximately 14 acres of the undeveloped land, are located within the Tri-City mixed use complex in San Bernardino, California. The industrial property is located in Ontario, California, and the remaining approximately 125 acres of undeveloped land are located in three separate sites in the Inland Empire region of Southern California. Robert Batinovich holds an indirect economic interest in Rancon Fund V equal to an approximate 0.7% limited partnership interest. Because of this interest, and consistent with the Company's Board of Directors' policy, neither Robert Batinovich nor Andrew

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1997

Batinovich voted when the Board of Directors considered and acted to approve this acquisition. This acquisition is subject to approval by a majority vote of the limited partners of Rancon Realty Fund V, which has filed with the Securities and Exchange Commission a preliminary proxy statement to solicit such approval. As a result, there can be no assurance that this transaction will be completed.

The Company has entered into a definitive agreement to acquire all of the real estate assets of Prudential-Bache / Equitec Real Estate Partnership, a
California limited partnership in which the managing general partner is Prudential-Bache Securities, Inc., and in which GC and Robert Batinovich have served as co-general partners since March 1994, but do not hold a material equity interest (the "Prudential-Bache / Equitec Portfolio"). The total acquisition cost, including capitalized costs, is expected to be approximately $43.5 million, which is to be paid entirely in cash. The Prudential-Bache / Equitec Portfolio is comprised of four office buildings aggregating 405,825 square feet and one office/flex property containing 121,645 square feet. The largest of these properties are in Rockville, Maryland (186,680 square feet) and Memphis, Tennessee (100,901 square feet), with the remaining properties located in Sacramento, California and Kirkland, Washington. This acquisition is subject to approval by a majority vote of the limited partners of Prudential-Bache / Equitec Real Estate Limited Partnership, thus, there can be no assurance that this transaction will be completed.


                                             GLENBOROUGH HOTEL GROUP
                                           CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share amounts)

                                                                            September 30,           December 31,
                                                                                1997                    1996
                                                                             (Unaudited)              (Audited)
                                                                           --------------          --------------
ASSETS
Cash                                                                       $    2,818              $      461
Accounts receivable                                                               251                     247
Investments in management contracts, net                                          373                     430
Rental property and equipment, net of
   accumulated depreciation of $125 and $111
   in 1997 and 1996, respectively                                                 159                     170
Investment in Atlantic Pacific Assurance Company, Limited                         ---                     755
Prepaid expenses                                                                  150                     156
Other assets                                                                        5                      36
                                                                           --------------          --------------
     TOTAL ASSETS                                                          $    3,756              $    2,255
                                                                           ==============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accrued lease expense                                                   $      406              $      285
   Mortgage loan                                                                   45                      61
   Other liabilities                                                              427                     407
                                                                           --------------          --------------
     Total liabilities                                                            878                     753
                                                                           --------------          --------------

Stockholders' Equity:
   Common stock (1,000 shares authorized,
     issued and outstanding)                                                       20                      20
   Non-voting preferred stock (50 shares
     authorized, issued and outstanding)                                          ---                     ---
   Additional paid-in capital                                                   1,568                   1,568
   Retained earnings                                                            1,290                     (86)
                                                                           --------------          --------------
     Total stockholders' equity                                                 2,878                   1,502
                                                                           --------------          --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    3,756              $    2,255
                                                                           ==============          ==============



                           See accompanying notes to consolidated financial statements


                                             GLENBOROUGH HOTEL GROUP
                                        CONSOLIDATED STATEMENTS OF INCOME
                              For the nine months ended September 30, 1997 and 1996
                                                  (in thousands)
                                                   (Unaudited)

                                                                                 1997                   1996
                                                                            ------------           ------------
REVENUE
     Hotel revenue                                                          $      8,549           $     5,532
     Fees and reimbursements                                                       1,674                 1,836
     Net gain on liquidation of APAC                                               1,381                   ---
     Other revenue                                                                    18                    72
                                                                            ------------           ------------
             Total revenue                                                        11,622                 7,440
                                                                            ------------           ------------
EXPENSES
     Leased Hotel Properties:
        Room expenses                                                              2,260                 1,468
        Lease payments to affiliates                                               2,990                 1,843
        Sales and marketing                                                          883                   571
        Property general and administrative                                          884                   597
        Other operating expenses                                                   1,082                   751

     Managed Hotel Properties:
        Salaries and benefits                                                      1,044                 1,222

     Other Expenses:
        General and administrative                                                   812                   706
        Depreciation and amortization                                                 73                    74
        Interest expense                                                               3                     4
                                                                            ------------           ------------
             Total expenses                                                       10,031                 7,236
                                                                            ------------           ------------
Income from operations before provision
     for income taxes                                                              1,591                   204

Provision for income taxes                                                           (98)                  (76)
                                                                            ------------           ------------
Net income                                                                  $      1,493           $       128
                                                                            ============           ============






                           See accompanying notes to consolidated financial statements



                                             GLENBOROUGH HOTEL GROUP
                                        CONSOLIDATED STATEMENTS OF INCOME
                              For the three months ended September 30, 1997 and 1996
                                                  (in thousands)
                                                   (Unaudited)

                                                                                 1997                   1996
                                                                            ------------           ------------
REVENUE
     Hotel revenue                                                          $      2,412           $     1,948
     Fees and reimbursements                                                         561                   280
     Net gain on liquidation of APAC                                               1,381                   ---
     Other revenue                                                                    18                   206
                                                                            ------------           ------------
             Total revenue                                                         4,372                 2,434
                                                                            ------------           ------------
EXPENSES
     Leased Hotel Properties:
        Room expenses                                                                787                   476
        Lease payments to affiliates                                                 783                   575
        Sales and marketing                                                          264                   190
        Property general and administrative                                          306                   228
        Other operating expenses                                                     407                   303

     Managed Hotel Properties:
        Salaries and benefits                                                        301                   385

     Other Expenses:
        General and administrative                                                   287                   240
        Depreciation and amortization                                                 24                    25
        Interest expense                                                               1                     1
                                                                            ------------           ------------
             Total expenses                                                        3,160                 2,423
                                                                            ------------           ------------
Income from operations before provision
     for income taxes                                                              1,212                    11

Income tax benefit                                                                    64                   ---
                                                                            ------------           ------------
Net income                                                                  $      1,276           $        11
                                                                            ============           ============


                           See accompanying notes to consolidated financial statements

                                             GLENBOROUGH HOTEL GROUP
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              For the nine months ended September 30, 1997 and 1996
                                          (in thousands, except shares)
                                                   (Unaudited)


                                                                                           Addi-
                                        Preferred Stock            Common Stock           tional      Retained
                                                   Par                         Par       Paid-in      Earnings
                                      Shares       Value         Shares       Value      Capital     (Deficit)        Total
                                      ------     ---------       ------    ---------   ----------    ----------   -----------
BALANCE at
 December 31, 1996                        50     $     ---       1,000     $    20     $   1,568     $     (86)   $   1,502

Dividends                                ---           ---         ---         ---           ---          (117)        (117)

Net income                               ---           ---         ---         ---           ---         1,493        1,493
                                      ------     ---------       ------    ---------   ----------    ----------   -----------
BALANCE at
 September 30, 1997                       50     $     ---       1,000     $    20     $   1,568     $   1,290    $   2,878
                                      ======     =========       ======    =========   ==========    ==========   ===========



                                                                                        Addi-
                                        Preferred Stock         Common Stock            tional      Retained
                                                   Par                     Par         Paid-in      Earnings
                                      Shares       Value      Shares       Value       Capital      (Deficit)        Total
                                     --------    ----------     ------     --------    ----------    ----------   -----------
BALANCE at
 December 31, 1995                        50     $     ---       1,000     $    20     $   1,368     $     ---    $   1,388

Additional paid-in capital               ---           ---         ---         ---           200           ---          200

Dividends                                ---           ---         ---         ---           ---           (83)         (83)

Net income                               ---           ---         ---         ---           ---           128          128
                                     --------    ----------     -------    --------    ----------    ----------   -----------
BALANCE at
September 30, 1996                        50     $     ---       1,000     $    20     $   1,568     $      45    $   1,633
                                     ========    ==========     =======    ========    ==========    ==========   ===========

                           See accompanying notes to consolidated financial statements


                                             GLENBOROUGH HOTEL GROUP
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the nine months ended September 30, 1997 and 1996
                                                 (in thousands)
                                                   (Unaudited)

                                                                                  1997                 1996
                                                                            -------------          ------------
Cash flows from operating activities:
   Net income                                                               $      1,493           $      128
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                73                   74
         Net gain on liquidation of APAC                                          (1,381)                 ---
         Changes in certain assets and liabilities                                   171                  123
                                                                            -------------          ------------
         Net cash provided by operating activities                                   356                  325
                                                                            -------------          ------------
Cash flows from investing activities:
   Additions to equipment                                                             (2)                  (7)
   Liquidation of investment in APAC                                               2,136                  ---
                                                                            -------------          ------------
         Net cash provided by (used for) investing activities                      2,134                   (7)
                                                                            -------------          ------------

Cash flows from financing activities:
   Dividends                                                                        (117)                 (83)
   Capital contributions                                                             ---                  200
   Repayment of borrowings                                                           (16)                 (19)
                                                                            -------------          ------------
         Net cash provided by (used for) financing activities                       (133)                  98
                                                                            -------------          ------------
   Net increase in cash                                                            2,357                  416

   Cash at beginning of period                                                       461                   33
                                                                            -------------          ------------
   Cash at end of period                                                    $      2,818           $      449
                                                                            =============          ============
Supplemental disclosure of cash flow information:

         Cash paid for interest                                             $          3           $        4
                                                                            =============          ============






                           See accompanying notes to consolidated financial statements


                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements
                               September 30, 1997


Note 1.      ORGANIZATION

Glenborough Hotel Group ("GHG") was organized in the State of Nevada on September 23, 1991. As of September 30, 1997, GHG operates hotel properties owned by Glenborough Realty Trust Incorporated ("GLB") under five separate percentage leases and manages two hotel properties owned by two partnerships whose managing general partner is Glenborough Corporation. GLB owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including Terri Garnick, an executive officer of GLB, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

GHG also owns approximately 80% of the common stock of Resort Group, Inc. ("RGI"). RGI manages homeowners associations and rental pools for two beachfront resort condominium hotel properties and owns six units at one of the properties. GHG receives 100% of the earnings of RGI and consolidates RGI's operations with its own.

In 1997, GHG also owned 94% of the outstanding common stock of Atlantic Pacific Holdings, Ltd., the sole owner of 100% of the common stock of Atlantic Pacific Assurance Company, Limited ("APAC"), a Bermuda corporation formed to underwrite certain insurable risks of certain of GLB's predecessor partnerships and related entities. As anticipated, in July 1997, APAC was liquidated and GHG received a liquidating distribution of approximately $2,136,000. GHG has recognized a gain of $1,381,000 over its investment basis and costs of liquidation. GHG had accounted for its investment in APAC using the cost method due to its anticipated liquidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly, the financial position and results of operations of GHG as of September 30, 1997, and for the period then ended.

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements present the consolidated financial position of GHG and RGI as of September 30, 1997, and December 31, 1996 and the consolidated results of operations and cash flows of GHG and RGI for the nine and three months ended September 30, 1997 and 1996. All intercompany transactions, receivables and payables have been eliminated in the consolidation.

Reclassification - Certain 1996 balances have been reclassified to conform with current year presentation.

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

                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements
                               September 30, 1997

Note 3.      INVESTMENTS IN MANAGEMENT CONTRACTS, NET

Investments in management contracts reflects the unamortized portion of the management contracts RGI holds with the two beachfront resort condominium hotel properties for both management of the homeowners associations and the rental pool programs.

Note 4.      RENTAL PROPERTY

Rental property and equipment represents the six condominium hotel units owned by RGI as well as furniture and fixtures in GHG's corporate offices. The six units owned by RGI participate in a resort rental program on an "at will" basis, whereby there is no fixed term of participation. Such participation generated approximately $21,000 and $17,000 of cash flow after deductions for capital reserves for the nine months ended September 30, 1997 and 1996, respectively.

Note 5.      MORTGAGE LOAN

Mortgage loan of $45,000 at September 30, 1997, represents the debt secured by the six condominium hotel units owned by RGI. Such debt bears interest at 7%, payable in monthly installments of principal and interest totaling $2,304, and matures June 30, 1999.

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

                                               Hotel Lease Rent Provisions

                                            Percentage Rent
                                         incurred for the nine
                       Initial Annual        months ended                        Annual Percentage
Hotel                     Base Rent       September 30, 1997                       Rent Formulas

Ontario, CA             $   240,000         $   254,000        24% of the first  $1,575,000 of room revenue plus 40%
                                                               of room revenue above $1,575,000 and 5% of other revenue


                                                        continued

                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements
                               September 30, 1997


                                         Hotel Lease Rent Provisions - continued

                                            Percentage Rent
                                         incurred for the nine
                           Annual            months ended                        Annual Percentage
Hotel                     Base Rent       September 30, 1997                       Rent Formulas

Arlington, TX           $   360,000         $   298,000        27% of the first  $1,600,000 of room revenue plus 42%
                                                               of room revenue above $1,600,000 and 5% of other revenue

Tucson, AZ              $   600,000         $   537,000        40% of the first  $1,350,000 of room revenue plus 46%
                                                               of room revenue above $1,350,000 and 5% of other revenue

San Antonio, TX         $   312,000         $     2,000        33% of the first  $1,200,000 of room revenue plus 40%
                                                               of room revenue above $1,200,000 and 5% of other revenue

Scottsdale, AZ          $   720,000         $   345,000        41% of the first $2,600,000 of room revenue plus 60%
                                                               of room revenue above $2,600,000 and 5% of other revenue

Other than real estate and personal property taxes, casualty insurance, a fixed capital improvement allowance and maintenance of underground utilities and structural elements, which are the responsibility of GLB, the Percentage Leases require the lessees to pay rent, insurance, salaries, utilities and all other operating costs incurred in the operation of the Hotels.

Note 7.      DECLARATION OF DIVIDENDS

The board of directors of GHG declared and paid the following dividends for the first, second and third quarters of 1997:

                                             Preferred Stock       Common Stock           Total
                                            ----------------     --------------      -------------
April, 1997                                 $       38,438       $     10,312        $     48,750

July, 1997                                          38,438             10,312              48,750

October, 1997                                       38,438             10,312              48,750
                                            ---------------      --------------      -------------
Total paid from 1997 earnings               $      115,314       $     30,936        $    146,250
                                            ===============      ==============      =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GLENBOROUGH REALTY TRUST INCORPORATED

Background

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing and acquisition of various types of income-producing properties. As of September 30, 1997, the Company owned and operated 103 income-producing properties (the "Properties," and each a "Property") and held two mortgage loans receivable. The Properties are comprised of 23 industrial Properties, 32 office/flex Properties, 28 office Properties, 10 retail Properties, 4 multifamily Properties and 6 hotel Properties, located in 22 states. The 103 income-producing Properties include three Properties in which the Company holds a participating first mortgage interest, not fee title. These three Properties consist of one retail Property, one industrial Property and one hotel Property which are each owned by AFP Partners. In accordance with GAAP, the Company accounts for these properties as though it holds fee title as substantially all risks and rewards of ownership have been transferred to the Company as a result of the terms of the mortgages.

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation, a California corporation ("GC"), and eight public limited partnerships (the "Partnerships," collectively with GC, the "GRT Predecessor Entities"), merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of the $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships;
(ii) merged with Glenborough Corporation, with the Company being the surviving entity; (iii) acquired an interest in the Associated Companies that provide asset and property management services, as well as other services; and (iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner, and in which the Company holds a 90.17% limited partner interest as of September 30, 1997. The Company operates the assets acquired in the Consolidation and in subsequent acquisitions and intends to invest in income-producing property directly and through joint ventures. In addition, two associated companies, Glenborough Corporation and Glenborough Hotel Group (the "Associated Companies") may acquire general partner interests in other real estate limited partnerships. The Company elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended.

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

Consistent with the Company's strategy for growth, the Company acquired 20 properties in the third and fourth quarters of 1996 and, as of September 30, 1997, had acquired 64 properties during 1997. In addition, the Company has acquired 9 properties subsequent to September 30, 1997. The total acquired Properties consist of an aggregate of approximately 8.2 million rentable square feet, 762 multi-family units and 227 hotel suites and had aggregate acquisition costs, including capitalized costs, of approximately $606 million. In addition, the Company has entered into two separate definitive agreements, subject to a number of contingencies, and has negotiated the definitive terms of an additional agreement to acquire 23 properties and 213 acres of undeveloped land in 4 states, aggregating approximately 1.9 million rentable square feet. However, there can be no assurance that any or all of these 23 properties and 213 acres of undeveloped land will be acquired.

Results of Operations

Comparison of the nine months ended September 30, 1997 to the nine months ended September 30, 1996.

Rental Revenues. Rental revenues increased $24,618,000, or 218%, to $35,899,000 for the nine months ended September 30, 1997, from $11,281,000 for the nine months ended September 30, 1996. The increase included growth in revenues from the office, industrial, office/flex, retail, multi-family and hotel Properties of $12,293,000, $1,779,000, $3,800,000, $2,166,000, $3,436,000 and $1,144,000,
respectively. Of the rental revenue for the nine months ended September 30, 1997, $11,255,000 represented rental revenues generated from the acquisition of 20 properties (the "1996 Acquisitions") in the third and fourth quarters of 1996, and $13,167,000 represented rental revenues generated from the acquisition of 64 properties during the nine months ended September 30, 1997 (the "1997 Acquisitions"). The increase in rental revenue for the nine months ended September 30, 1997, was partially offset by a decrease in revenues due to the June 1996 sale of the All American Self Storage industrial properties and the June 1997 sales of the QuikTrip and Atlanta Auto Care Center retail properties.

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements. This revenue increased $373,000, or 187%, to $572,000 for the nine months ended September 30, 1997, from $199,000 for the nine months ended September 30, 1996. The increase primarily consisted of an increase in asset management fees of $133,000, an increase in property management fees of $220,000 and lease commissions of $20,000; in 1996, such fees were paid to GC, and during the nine months ended September 30, 1997, they were paid to the Company.

Interest and Other Income. Interest and other income, which consists primarily of interest on cash investments and mortgage loans receivable, increased $544,000, or 87%, to $1,167,000 for the nine months ended September 30, 1997, from $623,000 for the nine months ended September 30, 1996. The increase was primarily due to a $583,000 increase in interest income as a result of higher invested cash balances following the March 1997 Offering and the July 1997 Offering, a $50,000 loan fee received for the extension of the Hovpark mortgage loan receivable and $305,000 of interest income on the Carlsberg Properties, Ltd. mortgage loan receivable. This increase is partially offset by a $397,000 reduction in income caused by the payoff of the Hovpark mortgage loan receivable in January 1997.

Equity in Earnings of Associated Companies. Equity in earnings from Associated Companies increased $579,000, or 42%, to $1,942,000 for the nine months ended
September 30, 1997, from $1,363,000 for the nine months ended September 30, 1996. This increase was primarily due to an increase in the net operating income of Glenborough Hotel Group ("GHG") due to the acquisition of the management of the Scottsdale Hotel and from a $1,381,000 gain on the liquidation of Atlantic Pacific Assurance Company, Limited ("APAC", a Bermuda corporation formed to underwrite certain insurable risks of certain GLB predecessor partnerships and related entities). This increase is offset by reduced management fees in 1997 as a result of sales of several properties under management and a partnership liquidation as well as the write-off of GC's unamortized balance of its investment in a management contract, offset by lower income tax expense.

Gain on Collection of Mortgage Loan Receivable. The gain on collection of mortgage loan receivable of $652,000 during the nine months ended September 30, 1997, resulted from the collection of the Hovpark mortgage loan receivable which had a net carrying value of $6,700,000. The payoff amount totaled $6,863,000, plus a $500,000 note receivable, which, net of legal costs, resulted in a gain of $652,000.

Net Gain on Sales of Rental Properties. The net gain on sales of rental properties of $555,000 during the nine months ended September 30, 1997, resulted from the sale of nine of the ten QuikTrips and six Atlanta Auto Care Centers from the Company's retail portfolio. The net gain on sales of rental properties of $321,000 during the nine months ended September 30, 1996, resulted from the sale of the two self-storage facilities from the Company's industrial portfolio.

Property Operating Expenses. Property operating expenses increased $8,038,000, or 248%, to $11,282,000 for the nine months ended September 30, 1997, from $3,244,000 for the nine months ended September 30, 1996. Of this increase, $8,077,000 represents property operating expenses attributable to the 1996 Acquisitions and the 1997 Acquisitions, which was slightly offset by the reduction in expenses resulting from the June 1996 sale of the All

American Self Storage industrial properties and the June 1997 sales of the QuikTrip and Atlanta Auto Care Center retail properties.

General and Administrative Expenses. General and administrative expenses increased $1,054,000, or 108%, to $2,031,000 for the nine months ended September 30, 1997, from $977,000 for the nine months ended September 30, 1996. The increase is primarily due to increased costs resulting from the 1996 Acquisitions and the 1997 Acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $6,173,000, or 229%, to $8,867,000 for the nine months ended September 30, 1997, from $2,694,000 for the nine months ended September 30, 1996. The increase is primarily due to depreciation and amortization associated with the 1996 Acquisitions and the 1997 Acquisitions.

Interest Expense. Interest expense increased $3,870,000, or 152%, to $6,416,000 for the nine months ended September 30, 1997, from $2,546,000 for the nine months ended September 30, 1996. Substantially all of the increase was the result of higher average borrowings during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to new debt and the assumption of debt related to the 1996 Acquisitions and the 1997 Acquisitions.

Consolidation Costs. Consolidation costs during the nine months ended September 30, 1996, consisted of the costs associated with preparing, printing and mailing the Prospectus/Consent Solicitation Statement and other documents related to the Consolidation, and all other costs incurred in the forwarding of the Prospectus/Solicitation Statement to investors.

Litigation Costs. Litigation costs during the nine months ended September 30, 1996, consisted of the legal fees incurred in connection with defending two class action complaints filed by investors in certain of the Company's predecessor entities, as well as an accrual for the proposed settlement in one case.

Loss on debt refinancing. Loss on debt refinancing of $186,000 during the nine months ended September 30, 1996 resulted from the write-off of unamortized loan fees when a $10,000,000 line of credit from Imperial Bank was paid off with proceeds from a line of credit with Wells Fargo Bank.

Comparison of the three months ended September 30, 1997 to the three months ended September 30, 1996.

Rental Revenues. Rental revenues increased $11,966,000, or 282%, to $16,208,000 for the three months ended September 30, 1997, from $4,242,000 for the three months ended September 30, 1996. The increase included growth in revenues from the office, office/flex, industrial, retail, multi-family and hotel Properties of $6,401,000, $2,355,000, $945,000, $784,000, $1,273,000 and $208,000,
respectively. Of the rental revenues for the three months ended September 30, 1997, $12,295,000 represented rental revenues generated from the acquisition of 20 properties (the "1996 Acquisitions") in the third and fourth quarters of 1996 and the acquisition of 64 properties during the nine months ended September 30, 1997 (the "1997 Acquisitions"). The increase in rental revenues for the three months ended September 30, 1997, was partially offset by a decrease in revenues due to the June 1996 sale of the All American Self Storage industrial properties and the June 1997 sales of the QuikTrip and Atlanta Auto Care Center retail properties.

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements. This revenue increased $139,000, or 211%, to $205,000 for the three months ended September 30, 1997, from $66,000 for the three months ended September 30, 1996. The increase consisted of an increase in asset management fees of $44,000, an increase in property management fees of $75,000 and lease commissions of $20,000. In 1996, such fees were paid to GC, and during the three months ended September 30, 1997, they were paid to the Company.

Interest and Other Income. Interest and other income, which consists primarily of interest on cash investments and mortgage loans receivable, increased $301,000, or 119%, to $554,000 for the three months ended September 30, 1997, from $253,000 for the three months ended September 30, 1996. The increase was primarily due to a $423,000 increase in interest income as a result of higher invested cash balances following the July 1997 Offering, and $107,000 of interest income on the Carlsberg Properties, Ltd. mortgage loan receivable. This increase was partially offset by a $151,000 reduction in income caused by the payoff of the Hovpark mortgage loan receivable in January 1997 and $78,000 of other income received during the three months ended September 30, 1996 from a workers' compensation refund and franchise fee refunds on the hotel properties.

Equity in Earnings of Associated Companies. Equity in earnings from Associated Companies increased $945,000, or 240%, to $1,339,000 for the three months ended September 30, 1997, from $394,000 for the three months ended September 30, 1996. This increase was primarily due to an increase in the net operating income of GHG due to the acquisition of the management of the Scottsdale Hotel and from a $1,381,000 gain on the liquidation of APAC. This increase was partially offset by reduced management fees in 1997 as a result of sales of several properties under management and a partnership liquidation as well as the write-off of GC's unamortized balance of its investment in a management contract.

Property Operating Expenses. Property operating expenses increased $3,902,000, or 292%, to $5,237,000 for the three months ended September 30, 1997, from $1,335,000 for the three months ended September 30, 1996. Of this increase, $3,857,000 represented property operating expenses attributable to the 1996 Acquisitions and the 1997 Acquisitions.

General and Administrative Expenses. General and administrative expenses increased $355,000, or 118%, to $657,000 for the three months ended September 30, 1997, from $302,000 for the three months ended September 30, 1996. The increase is primarily due to increased costs resulting from the 1996 Acquisitions and the 1997 Acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $3,888,000, or 416%, to $4,823,000 for the three months ended September 30, 1997, from $935,000 for the three months ended September 30, 1996. The increase is primarily due to depreciation and amortization associated with the 1996 Acquisitions and the 1997 Acquisitions.

Interest Expense. Interest expense increased $1,491,000, or 133%, to $2,616,000 for the three months ended September 30, 1997, from $1,125,000 for the three months ended September 30, 1996. Substantially all of the increase was the result of higher average borrowings during the three months ended September 30, 1997, as compared to the three months ended September 30, 1996, due to new debt and the assumption of debt related to the 1996 Acquisitions and the 1997 Acquisitions.

Loss on debt refinancing. Loss on debt refinancing of $186,000 during the three months ended September 30, 1996 resulted from the write-off of unamortized loan fees when a $10,000,000 line of credit from Imperial Bank was paid off with proceeds from the Wells Fargo Line of Credit.

Liquidity and Capital Resources

For the nine months ended September 30, 1997, cash provided by operating activities increased by $17,310,000 to $17,312,000 as compared to $2,000 for the same period in 1996. The increase is primarily due to an increase in net income of $21,117,000 before depreciation and amortization due to the 1996 Acquisitions and 1997 Acquisitions and the one-time payment in 1996 of consolidation costs and litigation costs in the aggregate amount of $7,237,000. Cash used for investing activities increased by $350,441,000 to $373,001,000 for the nine months ended September 30, 1997, as compared to $22,560,000 for the same period in 1996. The increase is primarily due to the 1997 Acquisitions. This increase was partially offset by the collection of the Hovpark mortgage loan receivable and the proceeds from the June 1997 sales of the QuikTrip and Atlanta Auto Care Center retail properties. Cash provided by financing activities increased by $338,523,000 to $357,104,000 for the nine months ended September 30, 1997, as compared to $18,581,000 for the same period in 1996. This increase was primarily due to the net proceeds from the March 1997 Offering and the July 1997 Offering (as defined below) and the proceeds from new debt.

The Company expects to meet its short-term liquidity requirements generally through its working capital, its Line of Credit (as defined below) and cash generated by operations. As of September 30, 1997, the Company had no material commitments for capital improvements other than certain expansion related improvements estimated at approximately $1,620,000 at its existing shopping center in Tampa, Florida. Other planned capital improvements consist of tenant improvements, expenditures necessary to lease and maintain the Properties and expenditures for furniture and fixtures and building improvements at the hotel Properties.

The Company's principal sources of funding for acquisitions, development, expansion and renovation of properties are a secured Line of Credit (as defined below), permanent secured debt financing, public equity and privately placed financing, the issuance of partnership units in the Operating Partnership and cash flow provided by operations.

Mortgage loans receivable decreased from $9,905,000 at December 31, 1996, to $3,622,000 at September 30, 1997. This decrease was primarily due to the payoff of the Hovpark mortgage loan receivable which had a net carrying value of $6,700,000. This decrease was partially offset by $420,000 of draws made by the borrower on the leasing and interest reserves related to the Grunow mortgage loan receivable.

Mortgage loans payable increased from $54,584,000 at December 31, 1996, to $228,580,000 at September 30, 1997. This increase primarily resulted from the assumption of mortgage loans totaling $15,986,000 in connection with the 1997 Acquisitions and the funding of a $60 million secured loan and a $114 million unsecured loan. These increases were partially offset by the payoff of a $6,120,000 term loan which was secured by the QuikTrip retail properties, the payoff of $9,172,000 of mortgage loans and scheduled principal payments on other mortgage debt.

The Company has a $50,000,000 secured line of credit provided by Wells Fargo Bank (the "Line of Credit"). Outstanding borrowings under the Line of Credit increased from $21,307,000 at December 31, 1996, to $28,865,000 at September 30, 1997, due to draws for 1997 Acquisitions. Borrowings under the Line of Credit currently bear interest at an annual rate of LIBOR plus 1.75%. The Company repaid the outstanding balance under the Line of Credit in October 1997 with proceeds from the October 1997 Offering as discussed below.

The Company has a $60,000,000 secured loan provided by Wells Fargo Bank. This loan has a 10-year term, bears interest at a fixed annual rate of 7.5% and requires monthly principal and interest payments based on a 25-year amortization schedule. The proceeds from this loan were used to fund the acquisitions of the
T. Rowe Price Properties and the Advance Properties.

The Company had a $114,000,000 unsecured loan provided by Wells Fargo Bank. This loan had a 90-day term with two 90-day extension options, interest at a fixed annual rate of 7.5% and required monthly interest-only payments. The proceeds from this loan were used to fund in part the acquisition of the T. Rowe Price Properties. The Company repaid this loan in October 1997 with proceeds from the October 1997 Offering as discussed below.

In November 1997, the Company received a firm commitment from Wells Fargo Bank to establish a $250 million unsecured line of credit (the "Credit Facility"), which will replace the Company's existing $50 million secured Line of Credit. The Credit Facility will bear interest on a sliding scale ranging from LIBOR plus 0.8% to LIBOR plus 1.3%, which represents a rate that is lower by at least 0.45% than the rate under the current $50 million Line of Credit.

In March 1997, the Company completed a public equity offering of 3,500,000 shares of Common Stock at an offering price of $20.25 per share (the "March 1997 Offering"). The net proceeds from the offering of approximately $66.3 million were used to fund certain 1997 Acquisitions and to repay outstanding indebtedness.

In July 1997, the Company completed a public equity offering of 6,980,000 shares of Common Stock at an offering price of $22.625 per share (the "July 1997 Offering"). The net proceeds from the offering of approximately $149.3 million were used to fund certain 1997 Acquisitions and for general corporate purposes.

In October 1997, the Company completed a public equity offering of 11,300,000 shares of Common Stock at an offering price of $25.00 per share (the "October 1997 Offering"). The net proceeds from the offering of approximately $268 million were used to repay the $114 million unsecured loan (discussed above) and the outstanding balance under the Company's Line of Credit with Wells Fargo Bank. In addition, the remaining proceeds were used to fund the acquisition of the Copley Properties.

In January 1997, the Company filed a shelf registration statement (the "January 1997 Shelf Registration Statement") with the Securities and Exchange Commission to register $250 million of equity securities. The January 1997 Shelf Registration Statement was declared effective by the Securities and Exchange Commission on February 25, 1997. In May 1997, the Company filed a shelf registration statement to register an additional $350 million of equity securities of the Company (the "May 1997 Shelf Registration Statement). The May 1997 Shelf Registration Statement was declared effective by the Securities and Exchange Commission on May 21, 1997. After the completion of the March 1997, July 1997 and October 1997 Offerings, the Company has the capacity pursuant to the May 1997 Shelf Registration Statement to issue up to approximately $88.7 million in equity securities.

At September 30, 1997, the Company's total indebtedness included fixed-rate debt of $220,714,000, or 86% of the Company's aggregate indebtedness, and floating-rate indebtedness of $36,731,000, or 14% of the Company's aggregate indebtedness.

Inflation

Substantially all of the leases at the retail Properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the multi-family Properties generally provide for an initial term of one month or one year and allow for rent adjustments at the time of renewal. Leases at the office Properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. All of these provisions may permit the Company to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce the Company's exposure to the adverse effects of inflation.

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

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31, June 30 and September 30, 1997 (dollars in thousands):


                                                       March 31,         June 30,          Sept 30,         Year to Date
                                                          1997             1997              1997               Total
                                                      -------------    -------------     -------------     ---------------
Net income before minority interest                   $     2,594      $     4,639       $     4,958       $      12,191
Gain on collection of mortgage loan receivable               (154)            (498)              ---                (652)
Net gain on sales of rental properties                        ---             (570)               15                (555)
Prepayment penalty on payoff of mortgage loan                 ---              ---                75                  75
Depreciation and amortization                               1,537            2,507             4,823               8,867
Adjustment to reflect FFO of Associated Companies(1)          623              248              (776)                 95
                                                      -------------    -------------     -------------     ---------------

FFO                                                   $     4,600      $     6,326       $     9,095       $      20,021
                                                      =============    =============     =============     ===============

Amortization of deferred financing fees                        64               64                46                 174
Capital reserve                                              (110)            (220)             (204)               (534)
Capital expenditures                                         (421)            (541)             (853)             (1,815)
                                                      -------------    -------------     -------------     ---------------

CAD                                                   $     4,133      $     5,629       $     8,084       $      17,846
                                                      =============    =============     =============     ===============

Distributions per share (2)                           $      0.32      $      0.32       $      0.32       $        0.96
                                                      =============    =============     =============     ===============

Fully diluted weighted average shares outstanding      10,935,951       14,466,852        21,194,507          15,654,461
                                                      =============    =============     =============     ===============

(1) Reflects the adjustments to FFO required to reflect the FFO of the Associated Companies allocable to the Company. The Company's investments in the Associated Companies are accounted for using the equity method of accounting.

(2) The distributions for the three months ended September 30, 1997, will be paid on November 11, 1997.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding potential acquisitions, the anticipated performance of future acquisitions, recently completed acquisitions and existing properties, and statements regarding the Company's financing activities. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those stated or implied in such forward-looking statements.

Factors which may cause the Company's results to differ include the inability to complete anticipated future acquisitions, defaults or non-renewal of leases, increased interest rates and operational costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws, increases in real property tax rates and other factors discussed under the caption "Forward Looking Statements; Factors That May Affect Operating Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and other risk factors set forth in the Company's other Securities and Exchange Commission filings. In addition, past performance of the Company's Common Stock is not necessarily indicative of results that will be obtained in the future from an investment in the Company's Common Stock. Furthermore, the Company makes distributions to stockholders if, as and when declared by its Board of Directors, and expects to continue its policy of paying quarterly distributions, however, there can be no assurance that distributions will continue or be paid at any specific level.

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

GLENBOROUGH HOTEL GROUP

Background

Glenborough Hotel Group ("GHG") was organized in the state of Nevada on September 23, 1991. As of September 30, 1997, GHG operates hotel properties owned by the Company under five separate percentage leases and manages two hotel properties owned by two partnerships whose managing general partner is Glenborough Corporation. The Company owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including Terri Garnick, an executive officer of the Company, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

In April 1997, the management contract of one of the managed hotel properties was terminated due to the sale of the property.

GHG also owns approximately 80% of the common stock of Resort Group, Inc. ("RGI"). RGI manages homeowners associations and rental pools for two beachfront resort condominium hotel properties and owns six rental units at one of the properties. GHG receives 100% of the earnings of RGI and consolidates their operations with its own.

As of June 30, 1997, GHG also owned 94% of the outstanding common stock of Atlantic Pacific Holdings, Ltd., the sole owner of 100% of the common stock of
Atlantic Pacific Assurance Company, Limited ("APAC"), a Bermuda corporation formed to underwrite certain insurable risks of certain of GLB's predecessor partnerships and related entities. As anticipated, in July 1997, APAC was liquidated and GHG received a liquidating distribution of approximately $2,136,000. GHG has recognized a gain of approximately $1,381,000 over its investment basis and costs of liquidation. GHG had accounted for its investment in APAC using the cost method due to its anticipated liquidation.

Liquidity and Capital Resources

GHG's primary source of funding is the cash generated by the operations of the five hotels leased from the Company and fees received for (i) managing two hotels owned by two partnerships and (ii) managing the homeowners associations and rental pools for the resort condominium hotel properties as discussed above.

The board of directors of GHG declared and paid the following quarterly dividends for the three months ended March 31, June 30 and September 30, 1997:


                                             1st Quarter       2nd Quarter      3rd Quarter        Year to Date
                                             -------------     -------------    -------------     --------------
Preferred dividends to the Company             $  7,500          $  7,500         $  7,500          $  22,500
Additional dividends to the Company              30,938            30,938           30,938             92,814
                                             -------------     -------------    -------------     --------------
Total dividends to the Company                   38,438            38,438           38,438            115,314
Dividends to others                              10,312            10,312           10,312             30,936
                                             -------------     -------------    -------------     --------------
Total dividends                                $ 48,750          $ 48,750         $ 48,750          $ 146,250
                                             =============     =============    =============     ==============


Results of Operations

Hotel revenue, which represents the revenue earned on the five hotels leased from the Company, increased $3,017,000, or 55%, to $8,549,000 for the nine months ended September 30, 1997, from $5,532,000 for the nine months ended September 30, 1996. This increase is primarily due to the acquisition of the San Antonio Hotel management contract in August 1996 and the acquisition of the Scottsdale Hotel management contract in February 1997.

Fee revenue and salary reimbursements of $1,674,000 represents the fees earned for managing two hotels and two resort condominium hotels. The decrease from the nine months ended September 30, 1996, to the nine months ended September 30, 1997, is primarily due to the change in ownership of one of the managed hotel properties (see discussion above) which resulted in GHG no longer managing this hotel as of April 1997.

The net gain on the liquidation of APAC resulted from the July 1997 liquidation of APAC from which GHG received a liquidating distribution of approximately $2,136,000 which resulted in a gain of $1,381,000 over its investment basis of $755,000 and costs of liquidation. GHG had accounted for its investment in APAC using the cost method due to its anticipated liquidation.

The primary expenses associated with the leased hotels are room expenses, lease payments, sales and marketing and other operating expenses, including utilities, maintenance and insurance. All leased hotel expenses increased from the nine months ended September 30, 1996, to the nine months ended September 30, 1997, due to the acquisition of two hotels as discussed above.

The only direct expenses incurred in connection with the management of the two hotels and two resort condominium hotel properties are salaries and benefits which decreased $178,000 from the nine months ended September 30, 1996, to the nine months ended September 30, 1997. This decrease is primarily due to the sale of one of the managed hotel properties which resulted in GHG no longer managing this hotel as of April 1997.

General and administrative costs represent the overhead costs associated with administering the business of GHG. Such costs primarily consist of administrative salaries and benefits, rent, legal fees and accounting fees. These costs increased $106,000, or 15%, to $812,000 for the nine months ended September 30, 1997, from $706,000 for the nine months ended September 30, 1996. The increase is primarily due to higher salaries and benefits related to the growth of GHG.

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

At a hearing on January 17, 1996, the court heard the arguments of the objectors seeking to overturn the settlement, as well as the arguments of the plaintiffs and the defendants in defense of the settlement. The court granted all parties a period of time in which to file additional pleadings. On June 4, 1996, the court granted approval of the settlement, finding it fundamentally fair, adequate and reasonable to the respective parties to the settlement. However, the objectors gave notice of their intent to appeal the June 4 decision, and filed their opening brief with the court of appeals on November 15, 1996. The Company and the other defendants filed their answering brief on January 17, 1997. The objectors filed a reply brief and have requested a hearing.

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

This action alleges the same disclosure violations and breaches of fiduciary duty as were alleged in the Blumberg Action. The complaint sought injunctive relief, which was denied at a hearing on December 22, 1995. At that hearing, the court also deferred all further proceedings in this case until after the scheduled January 17, 1996 hearing in the Blumberg Action. Following several stipulated extensions of time for the Company to respond to the complaint, the Company filed a motion to dismiss the case. The court subsequently entered a stipulated order staying the case pending final resolution of the Blumberg action.

It is management's position that the BEJ Action, and the objections to the settlement of the Blumberg Action, are without merit, and management intends to pursue a vigorous defense in both matters. However, given the inherent uncertainties of litigation, there can be no assurance that the ultimate outcome in these two legal proceedings will be in the Company's favor.

Item 2.      Changes in Securities

(c)  Sales of Unregistered Securities

In September 1997, the Company acquired the Citibank Property for a total acquisition cost, including capitalized costs, of approximately $23 million. In connection with this acquisition, Glenborough Properties, L.P., a California limited partnership (the "Operating Partnership"), issued to Schulman\Nielsen Partnership, the seller of the Citibank Property, 61,222 units ("Units") of partnership interest in Glenborough Properties, L.P. (with an agreed upon per Unit value of $27.156, or an aggregate value of $1.7 million) as partial payment for the Citibank Property. The Units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. The Units were issued by the Operating Partnership in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In September 1997, the Company acquired the Advance Properties for a total acquisition cost, including capitalized costs, of approximately $103 million. In connection with this acquisition, Glenborough Properties, L.P., a California limited partnership (the "Operating Partnership"), issued to affiliates of The Advance Group, the seller of the Advance Properties, 599,508 units ("Units") of partnership interest in Glenborough Properties, L.P. (with an agreed upon per Unit value of $22.625, or an aggregate value of $13.6 million) as partial payment for the Advance Properties. The Units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. The Units were issued by the Operating Partnership in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

                      On July 15, 1997, the Company filed a report on Form 8-K with respect to the July 1997 Offering.

                      On July 28, 1997, the Company filed a report on Form 8-K to provide certain additional ownership and operational information concerning the Company and the properties owned or managed by it as of June 30, 1997.

                      On August 8, 1997, the Company filed a report on Form 8-K/A with respect to the acquisition of the Centerstone Property.

                      On September 29, 1997, the Company filed a report on Form 8-K with respect to the acquisition of the T. Rowe Price Properties and the Advance Properties.

                      On October 17, 1997, the Company filed a report on Form 8-K/A with respect to the acquisition of the T. Rowe Price Properties and the Advance Properties.

                      On October 17, 1997, the Company filed a report on Form 8-K/A with respect to the acquisition of the Citibank Park Property.

                      On October 17, 1997, the Company filed a report on Form 8-K to announce funds from operations for the third quarter of 1997 and to provide certain additional operational information concerning the Company.

                      On October 23, 1997, the Company filed a report on Form 8-K with respect to the October 1997 Offering.

                      On November 7, 1997, the Company filed a report on Form 8-K to provide certain additional ownership and operational information concerning the Company and the properties owned or managed by it as of September 30, 1997.

                      On November 10, 1997,  the Company  filed a report on Form
                      8-K  with  respect  to  the   acquisition  of  the  Copley
                      Properties.

                                   SIGNATURES


Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      GLENBOROUGH REALTY TRUST INCORPORATED




                   By: Glenborough Realty Trust Incorporated,



      Date:  November 10, 1997                 /s/ Andrew Batinovich
                                               Andrew Batinovich
                                               Director, President
                                               and Chief Operating Officer
                                               (Principal Operating Officer)





      Date:  November 10, 1997                 /s/ Terri Garnick
                                               Terri Garnick
                                               Senior Vice President,
                                               Chief Accounting Officer,
                                               Treasurer
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.          Exhibit Title

27.1                 Financial Data Schedule