Form 10-K
period 1997-12-31
GLENBOROUGH REALTY TRUST INC
filed 1998-03-25
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 1997
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 1-14162
                      GLENBOROUGH REALTY TRUST INCORPORATED
             (Exact name of Registrant as specified in its charter)

              Maryland                                   94-3211970
   (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

             400 South El Camino Real,                      94402-1708
Suite 1100 San Mateo, California - (650) 343-9300           (Zip Code)
    (Address of principal executive offices
             and telephone number)

              Securities registered under Section 12(b) of the Act:

                                                         Name of Exchange
       Title of each class:                             on which registered:
   Common Stock, $.001 par value                       New York Stock Exchange
7 3/4% Series A Convertible Preferred Stock,
       $.001 par value                                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

     As of March 20, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $886,666,791. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

     As of March 20, 1998, 31,549,256 shares of Common Stock ($.001 par value) and 11,500,000 shares of 7 3/4% Series A Convertible Preferred Stock ($.001 par value) were outstanding.

                             DOCUMENTS INCORPORATED:

Part III: Portions of the Registrant's definitive proxy statement to be issued in conjunction with the Registrant's annual stockholder's meeting to be held on May 14, 1998.

EXHIBITS:  The index of exhibits is  contained  in Part IV herein on page number
83.

                                TABLE OF CONTENTS



                                                                        Page No.
                           PART I

Item  1       Business                                                         3
Item  2       Properties                                                       6
Item  3       Legal Proceedings                                               15
Item  4       Submission of Matters to a Vote of Security Holders             16

                           PART II

Item  5       Market for Registrant's Common Stock and Related
              Stockholder Matters                                             17
Item  6       Selected Financial Data                                         18
Item  7       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       21
Item  8       Financial Statements and Supplementary Data                     35
Item  9       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        35

                           PART III

Item 10       Directors and Executive Officers of the Registrant              36
Item 11       Executive Compensation                                          36
Item 12       Security Ownership of Certain Beneficial Owners and
              Management                                                      36
Item 13       Certain Relationships and Related Transactions                  36

                           PART IV

Item 14       Exhibits, Financial Statements, Schedules and Reports
              on Form 8-K                                                     37

                                     PART I


Item 1.       Business

General Development and Description of Business

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing and acquisition of various types of income-producing properties. As of December 31, 1997, the Company owned and operated 128 income-producing properties (the "Properties," and each a "Property") and held two mortgage receivables. The Properties are comprised of 30 office Properties, 43 office/flex Properties, 26 industrial Properties, 9 retail Properties, 14 multi-family Properties and 6 hotel Properties, located in 23 states.

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation, a California corporation, and eight public limited partnerships (the "Partnerships") collectively, the "GRT Predecessor Entities", merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of the $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with Glenborough Corporation, with the Company being the surviving entity; (iii) acquired an interest in three companies (the "Associated Companies"), two of which merged on June 30, 1997, that provide asset and property management services, as well as other services; and (iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner, and in which the Company holds a 91.48% limited partner interest. The Company operates the assets acquired in the Consolidation and in subsequent acquisitions (see further discussion below) and intends to invest in income property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company has elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The common stock of the Company (the "Common Stock") is listed on the New York Stock Exchange ("NYSE") under the trading symbol "GLB".

The Company seeks to achieve sustainable long-term growth in Funds from Operations primarily through the following strategies:

     Acquiring diversified portfolios or individual properties on attractive terms, often from public and private partnerships as well as from other REITs, life insurance companies and other institutions;

     Improving the performance of Properties in the Company's portfolio;

     Constantly reviewing the Company's current portfolio for opportunities to redeploy capital from certain existing Properties into other properties which the Company believes have characteristics more suited to its overall growth strategy and operating goals; and

     Entering into real estate development joint ventures with selected real estate developers.

Since the Consolidation, and consistent with its strategy for growth, the Company has completed the following transactions:

     Acquired 20 properties in the third and fourth quarters of 1996 and 90 properties in 1997. In addition, the Company has acquired 16 properties subsequent to December 31, 1997. The total acquired Properties consist of an aggregate of approximately 12.6 million rentable square feet, 2,147 multi-family units and 227 hotel suites and had aggregate acquisition costs, including capitalized costs, of approximately $1.2 billion. In addition, the Company has entered into two separate definitive agreements, subject to a number of contingencies, to acquire 12 properties in 5 states, aggregating 1,006,622 rentable square feet. However, there can be no assurance that any or all of these properties will be acquired.

     From January 1, 1996 to the date of this filing, sold four industrial properties, 16 retail properties and one multi-family property to redeploy capital into properties the Company believes have characteristics more suited to its overall growth strategy and operating goals.

     Entered into a $250 million unsecured line of credit (the "Acquisition Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo Bank") which replaced its $50 million secured line of credit and closed a $150 million unsecured loan agreement (the "Interim Loan") with Wells Fargo Bank.

     Completed four offerings of Common Stock in October 1996, March 1997, July 1997 and October 1997 (respectively, the "October 1996 Offering," the "March 1997 Offering," the "July 1997 Offering," and the "October 1997
     Offering"), resulting in aggregate gross proceeds of approximately $562 million.

     Completed an offering of 7 3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering") for total gross proceeds of approximately $287.5 million.

     Issued $150 million of 75/8% Senior Notes which are due on March 15, 2005.

     Paid off the Interim Loan with proceeds from the issuance of $150 million of 7 5/8% Senior Notes.

The Company's principal business objectives are to achieve a stable and increasing source of cash flow available for distribution to stockholders. By achieving these objectives, the Company will seek to raise stockholder value over time.

The Associated Companies

Glenborough Corporation. Glenborough Corporation ("GC"), a California corporation formerly known as Glenborough Realty Corporation, serves as general partner of several real estate limited partnerships (the "Controlled Partnerships") for whom it provides asset and property management services. It also provides property management services for a limited portfolio of property owned by unaffiliated third parties. The majority of services to the unaffiliated third parties were previously provided by Glenborough Inland Realty Corporation ("GIRC"), a California corporation, which merged with GC effective June 30, 1997. In the merger between GC and GIRC, the Company received preferred stock of GC in exchange for its preferred stock of GIRC, on a one-for-one basis. Following the merger, the Company holds the same preferences with respect to dividends and liquidation distributions paid by GC as it previously held with respect to GC and GIRC combined.

Following the merger, the Company owns 100% of the 38,000 shares (representing 95% of total outstanding shares) of non-voting preferred stock of GC. Five individuals, including Sandra L. Boyle and Frank E. Austin, executive officers of the Company, each own 20% of the 2,000 shares (representing 5% of total outstanding shares) of voting common stock of GC. The Company and GC intend that the Company's interest in GC complies with REIT qualification standards.

The Company, through its ownership of preferred stock of GC, is entitled to receive cumulative, preferred annual dividends of $4.53 per share, which GC must pay before it pays any dividends with respect to the common stock of GC. Once GC pays the required cumulative preferred dividend, it will pay any additional dividends in equal amounts per share on both the preferred stock and the common stock at 95% and 5%, respectively. Through the preferred stock, the Company is also entitled to receive a preferred liquidation value of $114.50 per share plus all cumulative and unpaid dividends. The preferred stock is subject to redemption at the option of GC after December 31, 2005, for a redemption price of $114.50 per share. As the holder of preferred stock of GC, the Company has no voting power with respect to the election of the directors of GC; all power to elect directors of GC is held by the owners of the common stock of GC.

This structure is intended to provide the Company with a significant portion of the economic benefits of the operations of GC. The Company accounts for the financial results of GC using the equity method.

Glenborough Hotel Group. The Company, through the Operating Partnership, leases its hotel properties to Glenborough Hotel Group ("GHG"). The Company, through the Operating Partnership, holds a first mortgage on another hotel, which is managed by GHG under a contract with its owner. GHG also manages a hotel owned by an affiliated entity as well as two resort condominium hotels and a hotel owned by an unaffiliated third party.

The Company owns 100% of the 50 shares of non-voting preferred stock of GHG. Three individuals, one of whom, Terri Garnick, is an executive officer of the Company, each own 33 1/3% of the 1,000 shares of voting common stock of GHG. The Company and GHG intend that the Company's interest in GHG complies with REIT qualification standards.

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

GHG also owned 94% of the outstanding common stock of Atlantic Pacific Holdings, Ltd., the sole owner of 100% of the common stock of Atlantic Pacific Assurance Company, Limited (APAC), a Bermuda corporation formed to underwrite certain insurable risks of certain of the Company's predecessor partnerships and related entities. As anticipated, in July 1997, APAC was liquidated and GHG received a liquidating distribution of approximately $2,136,000. GHG has recognized a gain of $1,381,000 over its investment basis and costs of liquidation. GHG had accounted for its investment in APAC using the cost method due to its anticipated liquidation. The gain on liquidation was not subject to income taxes.

Employees

As of December 31, 1997, the Company and the Associated Companies had approximately 455 full-time employees.

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

Working Capital

The Company's practice is to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies while minimizing interest expense. Therefore, cash on hand is kept to a minimum by frequently paying down on the Acquisition Credit Facility and drawing on the Acquisition Credit Facility when necessary.

Other Factors

Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have any material effect upon the capital expenditures, earnings and competitive position of the Company.

The Properties have each been subject to Phase I Environmental Assessments and, where such an assessment indicated it was appropriate, Phase II Environmental Assessments (collectively, the "Environmental Reports") have been conducted. These reports have not indicated any significant environmental issues.

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

Item 2. Properties

The Location and Type of the Company's Properties

The Company's 128 Properties are diversified by type (office, office/flex, industrial, retail, multi-family and hotel) and are located in four geographic regions and 23 states within the United States comprising numerous local markets. The following table sets forth the location, type and size of the Properties (by rentable square feet and/or units) along with average occupancy as of December 31, 1997.

                       Office        Office/Flex     Industrial      Retail         Multi-
                       Square          Square          Square        Square         Family          Hotel         No. of
Region                 Footage         Footage         Footage       Footage        Units           Rooms        Properties
------------------   ------------   -------------   ------------  -------------  -------------  -------------  -------------
West                    694,654       1,820,480         977,926      394,222           866           440            53
Midwest                 684,193         608,986       1,067,884      132,190            --            --            18
East                    910,322         303,630         577,868       45,546         1,385            --            30
South                   632,192         790,599         909,832      407,130            --           304            27
                     ------------   -------------   ------------  -------------  -------------  -------------  -------------

Total                 2,921,361       3,523,695       3,533,510      979,088         2,251           744           128
                     ============   =============   ============  =============  =============  =============  =============

No. of Properties
                             30              43              26            9            14             6

Average Occupancy
                            93%             91%             97%          96%           95%           70%


For the years ended December 31, 1997 and 1996, no tenant contributed 10% or more of the rental revenue of the Company. The largest tenant occupied 748,426 square feet, or 7% of the total square footage of the Office, Office/Flex, Industrial and Retail Properties. For the year ended December 31, 1995, rental revenue from the two Properties leased to Navistar International contributed approximately 10% of the combined total rental revenue of the GRT Predecessor Entities. A complete listing of Properties owned by the Company at December 31, 1997 is included as part of Schedule III in Item 14.

Office Properties

The Company owns 30 office Properties with total rentable square footage of 2,921,361. The leases for the office Properties have terms ranging from one to 35 years. The office leases generally require the tenant to reimburse the Company for increases in building operating costs over a base amount. Many of the leases provide for rent increases that are either fixed or based on a consumer price index ("CPI"). As of December 31, 1997, the average occupancy of the office Properties was 93%.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent.

                                                  Office Properties
                                            Historical Rent and Occupancy

                         Total                                    Average Effective           Total Effective
                       Rentable                  Average            Base Rent per               Annual Base
Year                 Area (Sq. Ft)              Occupancy        Leased Sq. Ft. (1)          Rent ($000s) (2)
1997                  2,921,361                    93%               $  15.81                 $  42,954
1996                    641,923                    94                   13.19                     7,918
1995                    106,076                    97                   11.91                     1,228
1994                    105,770                    88                   11.44                     1,065
1993                    104,666                    80                   12.04                     1,008

(1) Total Effective Annual Base Rent divided by average occupancy in square feet. As used herein,  "Effective Base Rent"
    represents base rent less concessions.


(2) Total Effective Annual Base Rent adjusted for any free rent given for the period.

The following table sets forth the contractual lease expirations for leases for the office Properties as of December 31, 1997.

                                                  Office Properties
                                                  Lease Expirations

                        Number              Rentable Square         Annual Base          Percentage of Total
                          of                Footage Subject          Rent Under            Annual Base Rent
Expiration             Expiring               to Expiring             Expiring             Represented by
   Year                 Leases                  Leases              Leases ($000s)         Expiring Leases (1)
1998 (4)                 221                   422,047               $ 6,612                     15.0%
1999                     103                   503,429                 6,886                     15.6
2000                      98                   414,760                 8,022                     18.2
2001                      81                   504,181                 7,991                     18.1
2002                      47                   204,864                 3,109                      7.0
Thereafter                34                   698,766                11,545                     26.1
Total                    584                 2,748,047 (2)           $44,165 (3)                100.0%

(1) Annual base rent  expiring  during each  period,  divided by total annual base rent (both  adjusted for  contractual increases).
(2) This figure is based on square  footage  actually  leased (which  excludes  vacant  space),  which  accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).
(3) This figure is based on square footage  actually leased and incorporates  contractual  rent increases  arising after
    1997, and thus differs from "Total Effective Annual Base Rent" in the preceding table, which is based on 1997 rents.
(4)  Includes leases that have initial terms of less than one year.

Office/Flex Properties

The Company owns 43 office/flex Properties aggregating 3,523,695 square feet. The office/flex Properties are designed for a combination of office and warehouse uses with greater than 10% of the leasable square footage containing office finish. The office/flex Properties range in size from 27,414 square feet to 202,540 square feet, and have lease terms ranging from one to 23 years. Most of the office/flex leases are "triple net" leases whereby the tenants are required to pay their pro rata share of the Properties' operating costs, common area maintenance, property taxes, insurance, and non-structural repairs. Some of the leases are "industrial gross" leases whereby the tenant pays as additional rent its pro rata share of common area maintenance and repair costs and its share of the increase in taxes and insurance over a specified base year cost. Many of these leases call for fixed or CPI-based rent increases. As of December 31, 1997, the average occupancy of the office/flex Properties was 91%.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent.

                                               Office/Flex Properties
                                            Historical Rent and Occupancy

                         Total                                    Average Effective           Total Effective
                       Rentable                  Average            Base Rent per               Annual Base
Year (4)             Area (Sq. Ft)              Occupancy        Leased Sq. Ft. (1)          Rent ($000s) (2)
1997                  3,523,695                    91%               $   7.17                 $  22,991
1996(3)                 247,506                    96                    5.50                     1,307

(1) Total Effective Annual Base Rent divided by average occupancy in square feet. As used herein,  "Effective Base Rent"
    represents base rent less concessions.
(2) Total Effective Annual Base Rent adjusted for any free rent given for the period.
(3) Includes  the TRP  Properties.  For these  Properties,  base rents are  presented  on an  annualized  basis based on results since the acquisition as this information was not available for the year ended December 31, 1996.
(4) Prior to 1996,  Properties  currently classified as Office/Flex  Properties were included in Industrial  Properties.
    See Industrial Properties table below.

The following table sets forth the contractual lease expirations for leases for the office/flex Properties as of December 31, 1997.

                                               Office/Flex Properties
                                                  Lease Expirations

                        Number              Rentable Square         Annual Base          Percentage of Total
                          of                Footage Subject         Rent Under             Annual Base Rent
Expiration             Expiring               to Expiring            Expiring               Represented by
   Year                 Leases                  Leases             Leases ($000s)         Expiring Leases (1)
1998                     237                 1,069,040               $ 7,907                     33.5%
1999                     125                   649,478                 4,008                     17.0
2000                      85                   511,434                 3,506                     14.9
2001                      37                   297,668                 2,061                      8.7
2002                      27                   273,013                 1,931                      8.2
Thereafter                18                   455,110                 4,182                     17.7
Total                    529                 3,255,743 (2)           $23,595 (3)                100.0%

(1) Annual base rent  expiring  during each  period,  divided by total annual base rent (both  adjusted for  contractual increases).
(2) This figure is based on square  footage  actually  leased (which  excludes  vacant  space),  which  accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).
(3) This figure is based on square footage  actually leased and incorporates  contractual  rent increases  arising after
    1997, and thus differs from "Total Effective Annual Base Rent" in the preceding table, which is based on 1997 rents.

Industrial Properties

The Company owns 26 industrial Properties aggregating 3,533,510 square feet. The industrial Properties are designed for warehouse, distribution and light manufacturing, ranging in size from 23,826 square feet to 474,426 square feet. As of December 31, 1997, 12 of the industrial Properties were leased to multiple tenants, 14 were leased to single tenants, and all 14 of the single-tenant Properties are adaptable in design to multi-tenant use. As of December 31, 1997, the average occupancy of the industrial Properties was 97%.

Four of the single-tenant Properties are leased to a total of two tenants having five years remaining on leases whose original terms were 20 years. The terms of these leases include rent increases every three years based on all or a percentage of the change in the CPI. Under these leases the tenants are required to pay for all of the Properties' operating costs, such as common area maintenance, property taxes, insurance, and all repairs including structural repairs. The leases give the tenant a purchase option exercisable on March 1, 1999, and 2002 for an amount equal to the greater of the appraised value or a specified minimum price. Management believes, based on discussions with both tenants, that neither tenant has any present intention to exercise any option to purchase.

The remaining industrial Properties have leases whose terms range from 1 to 29 years. Most of the leases are "triple net" leases whereby the tenants are required to pay their pro rata share of the Properties' operating costs, common area maintenance, property taxes, insurance, and non-structural repairs. Some of the leases are "industrial gross" leases whereby the tenant pays as additional rent its pro rata share of common area maintenance and repair costs and its share of the increase in taxes and insurance over a specified base year cost. Many of these leases call for fixed or CPI-based rent increases.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent for the Industrial Properties.

                                                Industrial Properties
                                            Historical Rent and Occupancy

                         Total                                    Average Effective           Total Effective
                       Rentable                  Average            Base Rent per               Annual Base
Year(4)              Area (Sq. Ft)              Occupancy        Leased Sq. Ft. (1)          Rent ($000s) (2)
1997                  3,533,510                    97%               $  3.36                   $   11,516
1996(3)               1,778,862                    99                   2.41                        4,244
1995                  1,491,827                   100                   2.29                        3,405
1994                  1,491,827                   100                   2.29                        3,401
1993                  1,491,827                    98                   2.24                        3,294

(1) Total Effective Annual Base Rent divided by average occupancy in square feet.
(2) Total Effective Annual Base Rent adjusted for any free rent given for the period.
(3) Includes  the TRP  Properties.  For these  Properties,  base rents are  presented  on an  annualized  basis based on results since the acquisition as this information was not available for the year ended December 31, 1996.
(4) Prior to 1996, Properties currently classified as Office/Flex Properties were included in Industrial Properties.

The following table sets forth the contractual lease expirations for leases for the industrial Properties as of December 31, 1997.

                                                Industrial Properties
                                                 Lease Expirations

                        Number              Rentable Square          Annual Base          Percentage of Total
                          of                Footage Subject          Rent Under            Annual Base Rent
Expiration              Leases                to Expiring             Expiring              Represented by
   Year                Expiring                 Leases              Leases ($000s)         Expiring Leases (1)
1998                      28                   480,017               $ 1,730                     15.6%
1999                      25                   299,068                 1,292                     11.6
2000                      17                   329,290                 1,323                     11.9
2001                      14                   255,106                 1,131                     10.2
2002                       9                   236,250                   959                      8.6
Thereafter                 7                 1,646,195                 4,677                     42.1
Total                    100                 3,245,926 (2)           $11,112 (3)                100.0%

(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).
(2) This figure is based on square  footage  actually  leased (which  excludes  vacant  space),  which  accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).
(3) This figure is based on square footage  actually leased (which excludes vacant space) and  incorporates  contractual rent increases  arising after 1997, and thus differs from "Total Effective Annual Base Rent" in the preceding table, which is based on 1997 rents.

Retail Properties

The Company owns nine retail Properties with total rentable square footage of 979,088. The leases for the retail Properties have terms ranging from one to 38 years. Eight of the retail Properties, representing 933,542 square feet or 95% of the total rentable area, are anchored community shopping centers. The anchor tenants of these centers are national or regional supermarkets and drug stores. As of December 31, 1997, the average occupancy of the retail Properties was 96%.

The leases for the retail Properties generally include fixed or CPI-based rent increases and some include provisions for the payment of additional rent based on a percentage of the tenants' gross sales that exceed specified amounts. Retail tenants also typically pay as additional rent their pro rata share of the Properties' operating costs including common area maintenance, property taxes, insurance and non-structural repairs. Some leases contain options to renew at market rates or specified rates.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent for the retail properties.

                                                   Retail Properties
                                             Historical Rent and Occupancy

                         Total                                    Average Effective           Total Effective
                       Rentable                  Average            Base Rent per               Annual Base
Year                 Area (Sq. Ft)              Occupancy        Leased Sq. Ft. (1)          Rent ($000s) (2)
1997                    979,088                    96%                $  7.98                  $  7,501
1996(3)                 630,700                    96                    7.82 (4)                 4,726
1995                    285,658                    95                   10.76                     2,915
1994                    285,722                    94                   10.76                     2,890
1993                    285,722                    90                   11.11                     2,858

(1) Total Effective Annual Base Rent divided by average occupancy in square feet.
(2) Total Effective Annual Base Rent adjusted for any free rent given for the period.
(3) Includes the Carlsberg  Properties  and the TRP  Properties.  For these  Properties,  base rents are presented on an annualized  basis based on results since the  acquisition as this  information  was not available for the year ended
    December 31, 1996.
(4) Average  effective base rent per leased square foot declined in 1996 due to the acquisition of properties with lower base rents.

The following table sets forth the contractual lease expirations for the retail Properties as of December 31, 1997.

                                                  Retail Properties
                                                  Lease Expirations

                                            Rentable Square           Annual Base          Percentage of Total
                       Number of            Footage Subject           Rent Under            Annual Base Rent
Expiration              Leases               to Expiring               Expiring              Represented by
   Year               Expiring                   Leases             Leases ($000s)        Expiring  Leases (1)
1998                      39                    90,664               $   911                     12.6%
1999                      45                    76,059                   944                     13.1
2000                      24                    42,249                   542                      7.5
2001                      31                   101,301                   926                     12.8
2002                       7                    13,560                   176                      2.4
Thereafter                40                   567,531                 3,719                     51.6
Total                    186                   891,364 (2)           $ 7,218 (3)                100.0%

(1) Annual base rent  expiring  during each  period,  divided by total annual base rent (both  adjusted for  contractual increases).
(2) This figure is based on square  footage  actually  leased (which  excludes  vacant  space),  which  accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).
(3) This figure is based on square footage  actually leased (which excludes vacant space) and  incorporates  contractual rent increases  arising after 1997, and thus differs from "Total  Effective Annual Base Rent" in the preceding table which is based on 1997 rents.

Tenant Improvements and Leasing Commissions

The following table summarizes by year the capitalized tenant improvement and leasing commission expenditures incurred in the renewal or re-leasing of previously occupied space since January 1, 1993.

                            Capitalized Tenant Improvements and Leasing Commissions

                                                   1993          1994          1995         1996          1997
Office Properties

Square footage renewed or re-leased               23,909        18,384        79,745       39,706       174,354
Capitalized tenant improvements and
    commissions ($000s)                          $    59       $    58       $   468(1)  $    617(2)   $    850
    Average per square foot of renewed or
    re-leased space                              $  2.47       $  3.18       $  5.87     $  15.54(2)   $   4.87

Office/Flex Properties

Square footage renewed or re-leased                  (3)           (3)           (3)        9,000       138,658
Capitalized tenant improvements and
    commissions ($000s)                              (3)           (3)           (3)     $     23      $    418
    Average per square foot of renewed or
    re-leased space                                  (3)           (3)           (3)     $   2.56      $   3.01

Industrial Properties

Square footage renewed or re-leased               66,500        89,000       141,523       60,000       198,055
Capitalized tenant improvements and
    commissions ($000s)                          $    64       $    60       $   114     $     51      $    235
    Average per square foot of renewed or
    re-leased space                              $  0.96       $  0.67       $  0.81     $   0.85      $   1.19

Retail Properties

Square footage renewed or re-leased               31,443        46,833        33,294       32,998        12,080
Capitalized tenant improvements and
    commissions ($000s)                          $    59       $    59       $    98     $     83      $     42
    Average per square foot of renewed or
    re-leased space                              $  1.87       $  1.25       $  2.94     $   2.53      $   3.51

All Properties

Square footage renewed or re-leased              121,852       154,217       254,562      141,704       523,147
Capitalized tenant improvements and
    commissions ($000s)                          $   182       $   177       $   680     $    774      $  1,545
    Average per square foot of renewed or
    re-leased space                              $  1.49       $  1.14       $  2.67     $   5.46      $   2.95

(1) The  significant  increase in  capitalized  tenant  improvements  and  commissions in 1995 over the previous year is primarily the result of re-leasing  15,491 sq. ft. at Regency  Westpointe.  The re-lease is for a term of ten years.
    There were no commissions paid in this transaction.  Tenant improvements totaled $405,000.  This tenant occupies 43%
    of Regency Westpointe.
(2) The  significant  increase in capitalized  tenant  improvements  and  commissions in 1996 over the previous years is primarily  the  result of  tenant  improvements  provided  in  connection  with a lease  extension  of space for the principal tenant of the UCT Property.  The lease was extended 10 years and expires in 2010.
(3) Prior to 1996, Properties currently classified as Office/Flex Properties were included in Industrial Properties.

Multi-family Properties

The Company owns 14 multi-family Properties, aggregating 2,251 units, and 1,971,887 square feet of space. All of the units are rented to residential tenants on either a month-to-month basis or for terms of one year or less. As of December 31, 1997, the multi-family properties were approximately 95% leased.

The following table sets forth, for the periods specified, total units, average occupancy, monthly average effective base rent per unit and total effective annual base rent for the multi-family Properties.

                                               Multi-family Properties
                                            Historical Rent and Occupancy

                                                 Average           Monthly Average            Total Effective
                          Total                 Occupancy        Effective Base Rent            Annual Base
Year                      Units              for the Period      per Leased Unit (1)         Rent ($000s) (2)
1997                      2,251                    95%               $   619                   $  15,884
1996(3)                     642                    94                    598 (4)                   4,328
1995                        104                    94                    630                         739
1994                        104                    98                    632                         774
1993                        104                    93                    632                         734

(1) Total Effective Annual Base Rent divided by average occupied unit.
(2) Total Effective Annual Base Rent adjusted for any free rent given for the period.
(3) Includes the TRP Properties.  For these Properties,  occupancy rates are presented as of December 31, 1996, and base rents are  presented on an annualized  basis based on results  since the  acquisition  as this  information  was not available for the year ended December 31, 1996.
(4) Average  effective  monthly base rent per unit declined in 1996 due to the acquisition of properties with lower base rents.

Hotels

The Hotel portfolio consists of six hotels (the "Hotels," and each a "Hotel") ranging from 64 to 163 rooms each. Four of the Hotels are all-suite Hotels which consist primarily of one-bedroom suites, but each also includes some studio suites and two-bedroom suites. All of the Hotels are currently operating under license agreements with Country Lodging by Carlson, Inc. The four all-suite Hotels are marketed as Country Suites by Carlson ("Country Suites") and of the other two Hotels, one is marketed as a Country Inn by Carlson and one is marketed as a Country Inn and Suites by Carlson. Country Lodging is part of the Carlson Companies, based in Minneapolis, Minnesota. The Carlson Companies own, operate and franchise Radisson Hotels, TGI Friday's Restaurants, Country Kitchen Restaurants and the Carlson Travel Agency Network.

The following table contains, for the periods indicated, occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") information for the Company's Hotels as well as comparative information for all U.S. Hotels and all Country Lodging hotels.

Year Ended December 31,                 1993           1994           1995          1996            1997
Irving, TX
  Occupancy                             76.3%          77.5%          76.0%         75.2%          66.8%
  ADR                                 $ 50.22        $ 58.52        $ 66.55       $ 76.56        $ 70.38
  REVPAR                              $ 38.33        $ 45.36        $ 50.57       $ 57.28        $ 47.19
Ontario, CA
  Occupancy                             59.6%          56.4%          65.5%         71.6%          75.3%
  ADR                                 $ 51.61        $ 52.02        $ 48.38       $ 54.89        $ 62.45
  REVPAR                              $ 30.74        $ 29.35        $ 31.67       $ 38.95        $ 47.02
Arlington, TX
  Occupancy                             61.0%          63.4%          70.2%         68.7%          70.0%
  ADR                                 $ 51.58        $ 62.73        $ 64.96       $ 67.61        $ 66.34
  REVPAR                              $ 31.46        $ 39.79        $ 45.63       $ 45.75        $ 46.45
Tucson, AZ
  Occupancy                             77.4%          77.4%          79.0%         81.4%          77.7%
  ADR                                 $ 54.46        $ 57.21        $ 58.93       $ 63.85        $ 66.42
  REVPAR                              $ 42.16        $ 44.29        $ 46.53       $ 50.42        $ 51.60
San Antonio, TX (3)
  Occupancy                               --             --           53.3%(5)      54.6%(6)       63.2%
  ADR                                     --             --         $ 57.80(5)    $ 58.68(6)     $ 51.51
  REVPAR                                  --             --         $ 30.79(5)    $ 32.03(6)     $ 32.55
Scottsdale, AZ (4)
  Occupancy                               --             --             --          62.7%(7)       66.8%(8)
  ADR                                     --             --             --        $ 84.82(7)     $ 92.84(8)
  REVPAR                                  --             --             --        $ 53.18(7)     $ 62.05(8)
All U.S. Hotels (1)
  Occupancy                             63.7%          65.2%          66.0%         65.7%          64.5%
  ADR                                 $ 60.99        $ 63.63        $ 66.88       $ 71.66        $ 75.16
  REVPAR                              $ 38.85        $ 41.49        $ 44.14       $ 47.06        $ 48.48
Country Lodging System (2)
  Occupancy                             71.4%          75.0%          75.4%         73.0%          70.0%
  ADR                                 $ 50.00        $ 53.00        $ 56.00       $ 62.42        $ 63.00
  REVPAR                              $ 35.72        $ 39.75        $ 41.00       $ 45.45        $ 44.10

(1) Source:  Smith Travel Research and Country Hospitality.
(2) Source:  Country Hospitality.  Data for all years is limited to U.S. properties.
(3) The San Antonio Hotel opened in 1995.
(4) The Scottsdale Hotel opened in 1996.
(5) Information  supplied for  historical  comparison  only as this hotel was not  acquired by the Company  until August
    1996. Source:  Unaudited operating statements provided by previous owner of the hotel.
(6) Information  represents a full year of operations  including  operations  prior to the Company's  acquisition of the hotel in August 1996.
(7) Information  supplied for  historical  comparison  only as this hotel was not acquired by the Company until February
    1997. Source:  Unaudited operating statements provided by previous owner of the hotel.
(8) Information  represents a full year of operations  including  operations  prior to the Company's  acquisition of the hotel in February 1997.

The Percentage Leases

In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership can operate the Hotels. Therefore, the Operating Partnership has leased five of the Hotels to GHG, each for a term of five years pursuant to percentage leases ("Percentage Leases") which provide for rent equal to the greater of the Base Rent (as defined in the Percentage Leases) or a specified percentage of room revenues (the "Percentage Rent"). Each Hotel is separately leased to GHG. GHG's ability to make rent payments will, to a large degree, depend on its ability to generate cash flow from the operations of the Hotels. Each Percentage Lease contains the provisions described below.

Each Percentage Lease has a non-cancelable term of five years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Lease. The lessee under the Percentage Lease has one five-year renewal option at the then current fair market rent.

During the term of each Percentage Lease, the lessee is obligated to pay the greater of Base Rent or Percentage Rent. Base Rent accrues and is required to be paid monthly in advance. Percentage Rent is calculated by multiplying fixed percentages by room revenues for each of the five Hotels owned by the Company. The applicable percentage changes when revenue exceeds a specified threshold, and the threshold may be adjusted annually in accordance with changes in the applicable CPI. Percentage Rent accrues monthly and is due quarterly.

The table below sets forth the annual Base Rent and the Percentage Rent formulas for each of the five Hotels owned by the Company.

                                        Percentage Rent Incurred
       Hotel           Initial Annual      for the year ended
     Location             Base Rent         December 31, 1997         Annual Percentage Rent Formulas
Ontario, CA               $ 240,000          $   324,000              24% of the first  $1,668,000  of room revenue plus
                                                                      40% of room  revenue  above  $1,668,000  and 5% of
                                                                      other revenue

Arlington, TX             $ 360,000          $   333,000              27% of the first  $1,694,000  of room revenue plus
                                                                      42% of room  revenue  above  $1,694,000  and 5% of
                                                                      other revenue

Tucson, AZ                $ 600,000          $   682,000              40% of the first  $1,429,000  of room revenue plus
                                                                      46% of room  revenue  above  $1,429,000  and 5% of
                                                                      other revenue

San Antonio, TX           $ 312,000          $     3,000              33% of the first  $1,240,000  of room revenue plus
                                                                      40% of room  revenue  above  $1,240,000  and 5% of
                                                                      other revenue

Scottsdale, AZ            $ 720,000 (1)      $   548,000              41% of the first  $2,600,000  of room revenue plus
                                                                      60% of room  revenue  above  $2,600,000  and 5% of
                                                                      other revenue

(1) Hotel was acquired in February  1997,  therefore,  rent incurred for the year ended  December 31, 1997 was less than a full year's rent.

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

Mortgage Loans Receivable

Although the Company does not intend to engage in the business of making real estate loans, the Company holds two notes receivable, secured by first priority real property liens, which had a total outstanding principal balance of $3,692,000 at December 31, 1997. As of the date of this filing, all payments are current. In connection with the Grunow loan, the Company entered into an Option Agreement which provides the Operating Partnership the option to purchase the Grunow Medical building based on an agreed upon formula. See Note 5 in Item 14 for further discussion. The following table summarizes these two mortgages.

                                        Summary of Mortgage Loans Receivable

                                                             Principal            Current
               Collateral Property                          Balance at           Interest
      Name                              Type                 12/31/97              Rate            Maturity

Laurel Cranford                    Industrial              $    507,000            9.00%            6/1/01
Grunow                             Medical Office          $  3,185,000           11.00%           11/19/99


Item 3.       Legal Proceedings

Blumberg. On February 17, 1998, the California state court of appeals affirmed the Company's settlement of a class action complaint filed on February 21, 1995 in the Superior Court of the State of California in and for San Mateo County in connection with the Consolidation. The plaintiff is Anthony E. Blumberg, an investor in Equitec B, one of the GRT Predecessor Entities, on behalf of himself and all others (the "Blumberg Action") similarly situated. The defendants are GC (formerly known as Glenborough Realty Corporation), Glenborough Realty Corporation ("GRC"), Robert Batinovich, the Partnerships and the Company.

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

At a hearing on January 17, 1996, the court heard the arguments of the objectors seeking to overturn the settlement, as well as the arguments of the plaintiffs and the defendants in defense of the settlement. The court granted all parties a period of time in which to file additional pleadings. On June 4, 1996, the court granted approval of the settlement, finding it fundamentally fair, adequate and reasonable to the respective parties to the settlement. However, the objectors gave notice of their intent to appeal the June 4 decision. All parties filed their briefs and a hearing was held on February 3, 1998. On February 17, 1998, the court of appeals rendered its decision rejecting the objectors' contentions and upholding the settlement.

BEJ Equity Partners. On December 1, 1995, a second class action complaint relating to the Consolidation was filed in Federal District Court for the Northern District of California (the "BEJ Action"). The plaintiffs are BEJ
Equity Partners, J/B Investment Partners, Jesse B. Small and Sean O'Reilly as custodian f/b/o Jordan K. O'Reilly, who as a group held limited partner interests in certain of the GRT Predecessor Entities known as Outlook Properties Fund IV, Glenborough All Suites Hotels, L.P., Glenborough Pension Investors, Equitec Income Real Estate Investors-Equity Fund 4, Equitec Income Real Estate Investors C and Equitec Mortgage Investors Fund IV, on behalf of themselves and all others similarly situated. The defendants are GRC, GC, the Company, GPA, Ltd., Robert Batinovich and Andrew Batinovich. The Partnerships are named as nominal defendants.

This action alleges the same disclosure violations and breaches of fiduciary duty as were alleged in the Blumberg Action. The complaint sought injunctive relief, which was denied at a hearing on December 22, 1995. At that hearing, the court also deferred all further proceedings in this case until after the scheduled January 17, 1996 hearing in the Blumberg Action. Following several stipulated extensions of time for the Company to respond to the complaint, the Company filed a motion to dismiss the case. Plaintiffs in the BEJ Action voluntarily dismissed the action pending resolution of the Blumberg Action.

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

Item 4.       Submission of Matters to a Vote of Security Holders

The company did not submit any matters to a vote of security holders in the fourth quarter of the year ended December 31, 1997.

                                     PART II

Item 5. Market for Registrant's Common Stock and Preferred Stock and Related Stockholder Matters

(a)  Market Information

On January 31, 1996, the Company's Common Stock began trading on the NYSE at $12.00 per share under the symbol "GLB". On December 31, 1997, the closing price of the Company's Common Stock was $29.625. On January 28, 1998, the Company's 7 3/4% Series A Convertible Preferred Stock (the "Preferred Stock") began trading on the NYSE at $25.00 per share under the symbol "GLB Pr A". On March 20, 1998, the last reported sales prices per share of the Company's Common Stock and Preferred Stock on the NYSE were $29.5625 and $26.875, respectively. The following table sets forth the high and low closing prices per share of the Company's Common Stock and Preferred Stock for the periods indicated, as reported on the NYSE composite tape.

                                      Common Stock              Preferred Stock
Quarterly Period                    High          Low          High          Low
1996
First Quarter (1)               $  14.375     $ 12.000         (2)           (2)
Second Quarter                     15.250       13.375         (2)           (2)
Third Quarter                      14.750       13.375         (2)           (2)
Fourth Quarter                     17.625       13.625         (2)           (2)
1997
First Quarter                   $  20.500     $ 16.750         (2)           (2)
Second Quarter                     25.250       19.375         (2)           (2)
Third Quarter                      28.188       22.313         (2)           (2)
Fourth Quarter                     30.125       24.250         (2)           (2)
1998
First Quarter (3)               $  31.750     $ 26.125    $ 27.000     $  25.500


(1) Although the Consolidation occurred on December 31, 1995 and the Company began paying distributions on its Common Stock based on earnings in the first quarter of 1996, the Common Stock did not begin trading on the NYSE until January 31, 1996.

(2) The Company's Preferred Stock did not begin trading on the NYSE until January 28, 1998.

(3) High and low stock closing prices through March 20, 1998.

Holders

The approximate number of holders of record of the shares of the Company's Common Stock and Preferred Stock were 4,951 and 19, respectively, as of March 20, 1998.

Distributions

Since the Consolidation, the Company has paid regular quarterly distributions to holders of its Common Stock. During the years ended December 31, 1996 and 1997, the Company declared and/or paid the following quarterly distributions:

                                        Distributions            Total
Quarterly Period                         per share           Distributions
1996
    First Quarter                       $   0.30            $   1,726,000
    Second Quarter                      $   0.30            $   1,737,000
    Third Quarter                       $   0.30            $   2,891,000
    Fourth Quarter                      $   0.32(1)         $   3,092,000(1)
1997
    First Quarter                       $   0.32            $   4,222,000
    Second Quarter                      $   0.32            $   6,456,000
    Third Quarter                       $   0.32            $  10,072,000
    Fourth Quarter                      $   0.42(2)         $  13,250,000(2)

(1) Distributions for the fourth quarter of 1996 were paid on February 19, 1997.
(2) Distributions for the fourth quarter of 1997 were paid on January 27, 1998.

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

(b)  Recent Sales of Unregistered Securities

In December 1997, the Company and Glenborough Properties, L.P. (the "Operating Partnership," as to which the Company is general partner) issued approximately $14.1 million in the form of 433,362 partnership units in the Operating Partnership and 72,564 unregistered shares of Common Stock of the Company (based on an agreed per unit and per share value of $27.896) to acquire all of the limited partnership interests of GRC Airport Associates, a California limited partnership ("GRCAA"). The units and shares were issued to the limited partners of GRCAA, all of whom the Company believes are accredited investors. The units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. GRCAA's sole asset consisted of one property that was sold to a third party in February 1998 and generated net cash proceeds of approximately $14.1 million. The units and shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Other sales of unregistered securities by the Company during 1997 are described in the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1997 and September 30, 1997.

Item 6.       Selected Financial Data

Set forth below are selected financial data for:

          Glenborough Realty Trust Incorporated: Consolidated balance sheet data is presented as of December 31, 1997, 1996 and 1995. Consolidated operating data is presented for the years ended December 31, 1997 and 1996, and As Adjusted consolidated operating data is presented for the years ended December 31, 1995 and 1994, and assumes the Consolidation and related transactions occurred on January 1, 1994.

          The GRT Predecessor Entities: Combined operating data is presented for the years ended December 31, 1995, 1994 and 1993. The combined balance sheet data is presented as of December 31, 1994 and 1993.

This selected financial data should be read in conjunction with the financial statements of Glenborough Realty Trust Incorporated, including the notes thereto, included in Item 14.

                                                     As of and for the Year Ended December 31,
                               Historical   Historical  As Adjusted    Historical  As Adjusted  Historical  Historical
                                  1997         1996        1995           1995        1994         1994        1993
                                                       (In thousands, except per share data)

 Rental Revenue.........        $  61,393   $  17,943    $ 13,495       $ 15,454    $ 12,867     $ 13,797    $ 13,546
 Fees and reimbursements              719         311         260         16,019         260       13,327      15,439
 Interest and other income          1,802       1,080         982          2,698       1,109        3,557       3,239
 Equity in earnings of
   Associated Companies             2,743       1,598       1,691             --       1,649           --          --
 Total Revenues(1)......           68,148      21,253      16,428         34,171      15,885       30,681      32,224
 Property operating expenses       18,958       5,266       4,084          8,576       3,673        6,782       7,553
 General and administrative         3,319       1,393         983         15,947         954       13,454      14,321
 Interest expense.......            9,668       3,913       2,767          2,129       2,767        1,140       1,301
 Depreciation and
   Amortization.........           14,873       4,575       3,654          4,762       3,442        4,041       4,572
 Income (loss) from
   operations before minority
   interest and extraordinary
   items                           21,330      (1,131)      4,077            524      (2,721)       1,580       2,144
 Net income (loss)(2)...           19,368      (1,609)      3,796            524      (3,093)       1,580       4,418
 Diluted amounts per share(3):
   Net income (loss) before
     extraordinary items        $    1.09   $   (0.21)   $   0.66             --    $  (0.47)          --          --
   Net income (loss)....             1.05       (0.24)       0.66             --       (0.54)          --          --
   Distributions(4).....             1.38        1.22        1.20             --        1.20           --          --


                                                       continued


                                                     As of and for the Year Ended December 31,
                               Historical   Historical  As Adjusted    Historical  As Adjusted  Historical  Historical
                                  1997         1996        1995           1995        1994         1994        1993
                                                       (In thousands, except per share data)

 Net investment in real estate  $ 825,218   $ 161,945          --       $ 77,574          --     $ 63,994    $ 70,245
 Mortgage loans receivable,
   net..................            3,692       9,905          --          7,465          --       19,953      18,825
 Total assets...........          865,774     185,520          --        105,740          --      117,321     102,635
 Total debt.............          228,299      75,891          --         36,168          --       17,906      12,172
 Stockholders' equity...          580,123      97,600          --         55,628          --       80,558      85,841

Other Data:
 EBIDA(5)...............        $  44,380   $  14,273    $ 11,361       $  9,291    $ 11,258     $ 10,269    $ 10,326
 Cash flow provided by (used
   for):
   Operating activities.           24,078       4,138       4,656        (10,608)      5,742       22,426      12,505
   Investing activities.         (569,242)    (61,833)      3,263          8,656       1,710       (1,947)     (2,002)
   Financing activities.          548,879     (54,463)     (7,933)       (17,390)     (6,408)      (2,745)     (8,927)
 FFO(6).................           36,087      11,491       9,638          7,162       9,536        9,129       9,025
 CAD(7),(8).............           32,335      10,497       8,856          3,237       8,754        6,919       6,921
 Debt to total market
   capitalization(9)....            18.5%       29.5%          --             --          --           --          --

(1) Certain revenues which are included in the historical combined amounts for 1995 and prior are not included on an adjusted basis. These revenues are included in two unconsolidated Associated Companies, GHG and GC, on an as adjusted basis, from which the Company receives lease payments and dividends.

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

(3) Diluted amounts are computed in accordance with SFAS No. 128 - "Earnings Per Share" and include the dilutive effects of all classes of securities outstanding at year-end, including units of Operating Partnership interests and options to purchase stock of the Company. As adjusted net income per share is based upon as adjusted weighted average shares outstanding of 5,753,709 for 1995 and 1994.

(4) Historical distributions per unit for the years ended December 31, 1997 and 1996 consist of distributions declared for the periods then ended. As adjusted distributions per unit for each of the years ended December 31, 1995 and 1994 are based on $0.30 per unit per quarter.

(5) EBIDA represents and is computed as earnings before interest expense, depreciation, amortization, loss provisions, gain or loss on disposal of real estate properties, extraordinary items and minority interests. The Company believes that in addition to cash flows and net income, EBIDA is a useful financial performance measurement for assessing the operating performance of an equity REIT because, together with net income and cash flows, EBIDA provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. To evaluate EBIDA and the trends it depicts, the components of EBIDA, such as rental revenues, rental expenses, real estate taxes and general and administrative expenses, should be considered. See
    "Management's Discussion and Analysis of Financial Condition and Results of Operations." Excluded from EBIDA are financing costs such as interest as well as depreciation and amortization, each of which can significantly affect a
    REIT's results of operations and liquidity and should be considered in evaluating a REIT's operating performance.
    Further, EBIDA does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the
    Company's operating performance or to cash flows as a measure of liquidity.

(6) Funds from Operations represents income (loss) from operations before minority interests, loss provisions, extraordinary items and other non-recurring items plus depreciation and amortization except amortization of deferred financing costs. In 1996, consolidation and litigation costs were also added back to net income to determine FFO. FFO is not necessarily indicative of cash flow available to fund cash needs and is not the same as cash flow from operations as defined by GAAP, and should not be considered as an alternative to net income (loss) as an indicator of the
    Company's operating performance, or as an alternative to cash flows from operating, investing and financing activities as a measure of liquidity or ability to make distributions. Management generally considers FFO to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. FFO also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

(7) Cash available for distribution ("CAD") represents net income (loss) before minority interests, loss provisions, extraordinary items and other non-recurring items plus depreciation and amortization including amortization of deferred financing costs, less lease commissions and recurring capital expenditures. CAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's cash needs.

(8) CAD for the year ended December 31, 1995 excludes approximately $6,782 that represents the net proceeds received from the prepayment of a mortgage loan receivable and the repayment of a related wrap note payable.


(9) Debt to total market  capitalization is calculated as total debt at period end divided by total debt plus the market value of the Company's  outstanding  common stock, on a fully converted  basis,  based upon the closing price of the
    Common Stock of $29.625 on December 31, 1997, and $17.625 on December 31, 1996.

Funds from Operations

The Company believes that FFO is a measure of cash flow which, when considered in conjunction with other measures of operating performance, affects the value of equity REITs such as the Company. FFO means income (loss) from operations before minority interests, loss provisions, extraordinary items and other non-recurring items plus depreciation and amortization, except amortization of deferred financing costs.

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

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31, June 30, September 30 and December 31, 1997 and the year ended December 31, 1997 (dollars in thousands):

                                                                                                                   Year to
                                                 March 31,        June 30,        Sept 30,        Dec 31,           Date
                                                    1997            1997            1997           1997             1997
                                                -------------   -------------   -------------  --------------  --------------
Net income before minority interest             $     2,594     $     4,639     $     4,958    $     9,139     $      21,330
Gain on collection of mortgage loan receivable         (154)           (498)             --             --              (652)
Net gain on sales of rental properties                   --            (570)             15           (284)             (839)
Prepayment penalty on payoff of mortgage loan            --              --              75             --                75
Depreciation and amortization                         1,537           2,507           4,823          6,006            14,873
Adjustment to reflect FFO of Associated
   Companies (1)                                        623             248            (776)         1,205             1,300
                                                -------------   -------------   -------------  --------------  --------------

FFO                                             $     4,600     $     6,326     $     9,095    $    16,066     $      36,087
                                                =============   =============   =============  ==============  ==============

Amortization of deferred financing fees                  64              64              46             47               221
Capital reserve                                        (110)           (220)           (204)          (748)           (1,282)
Capital expenditures                                   (421)           (541)           (853)          (876)           (2,691)
                                                -------------   -------------   -------------  --------------  --------------

CAD                                             $     4,133     $     5,629     $     8,084    $    14,489     $      32,335
                                                =============   =============   =============  ==============  ==============

Distributions per share (2)                     $      0.32     $      0.32     $      0.32    $      0.42     $        1.38
                                                =============   =============   =============  ==============  ==============

Fully converted weighted average shares
   outstanding                                   10,935,951      14,466,852      21,194,507     31,512,511        19,688,489
                                                =============   =============   =============  ==============  ==============

(1)  Reflects the  adjustments to FFO required to reflect the FFO of the Associated  Companies  allocable to the Company.
     The Company's investments in the Associated Companies are accounted for using the equity method of accounting.

(2)  The distributions for the three months ended December 31, 1997, were paid on January 27, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the selected data in
Item 6 and the Consolidated Financial Statements of Glenborough Realty Trust Incorporated and the GRT Predecessor Entities, including the notes thereto, included in Item 14.

Background

The Company commenced operations on December 31, 1995, through the merger (the "Consolidation") of eight public limited partnerships (the "Partnerships") and a management company, Glenborough Corporation ("GC", and with the Partnerships, collectively, the "GRT Predecessor Entities") with and into the Company. A portion of the Company's operations is conducted through Glenborough Properties, L.P. (the "Operating Partnership") in which the Company holds a 1% interest as the sole general partner and a 91.48% limited partner interest as of December 31, 1997. The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code.

The statements of operations, equity and cash flows for the year ended December 31, 1995, of the GRT Predecessor Entities includes the historical operations of GC and the Partnerships. This statement has been adjusted to reflect the consolidation of two joint ventures which were, in aggregate, wholly owned by the Partnerships. The statements of operations, equity and cash flows for the year ended December 31, 1995, of the GRT Predecessor Entities are included as the Consolidation of these entities to form the Company did not occur until December 31, 1995.

Certain components of the Company's results of operations are not comparable to those of the GRT Predecessor Entities. The primary reason for the difference is the segregation in 1996 of the operations (management fees and reimbursements, as well as related expenses) of GC and Glenborough Hotel Group (collectively, the "Associated Companies"), all of which were combined in the GRT Predecessor Entities 1995 financial statements. Effective January 1, 1996, the Company owns 100% of the preferred stock in each of the Associated Companies and accounts for its interests under the equity method. Another factor in the comparability difference is the change in the operational structure of the three hotel properties owned at the time of the Consolidation.

The Hotels were wholly owned by the GRT Predecessor Entities and, thus, the operations of the Hotels were included in the financial statements of the GRT Predecessor Entities. In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership can operate the Hotels. Under the current structure, the Company owns the Hotels but leases them to GHG. The Company includes only the related lease payments earned from GHG in its statement of operations. When comparing historical year ended December 31, 1996 to historical year ended December 31, 1995, the decreases in fees and reimbursements, property operating expenses and general and administrative expenses are the primary components affected by these changes in structure.

Results of Operations

Comparison of the historical year ended December 31, 1997 to the historical year ended December 31, 1996.

Following is a table of net operating income by property type, for comparative purposes, presenting the results for the years ended December 31, 1997 and 1996.


                                         Results of Operations by Property Type
                                     For the Years Ended December 31, 1997 and 1996

                                                     (in thousands)


                                        Office/                             Multi-                 Property  Eliminating   Total
                            Office       Flex    Industrial     Retail      Family      Hotel       Total      Entry(1)   Reported

1997
Revenue                    $25,071     $10,354     $7,320       $7,224      $5,536      $5,980      $61,485        ($92)   $61,393
Operating Expenses           9,986       3,062      1,459        2,183       2,309       1,894       20,893     ($1,935)    18,958
Net Operating Income        15,085       7,292      5,861        5,041       3,227       4,086       40,592       1,843     42,435
   Percentage of
    Total NOI                  37%         18%        15%          12%          8%         10%         100%


1996
Revenue                     $3,905        $769     $3,491       $3,746      $1,519      $4,513      $17,943                $17,943
Operating Expenses           1,697         275        469          991         601       1,698        5,731       ($465)     5,266
Net Operating Income         2,208         494      3,022        2,755         918       2,815       12,212         465     12,677
   Percentage of
     Total NOI                 18%          4%        25%          23%          7%         23%         100%


(1)  Eliminating  entry  represents  internal market level property  management  fees included in operating  expenses to provide comparison to industry performance.

Rental Revenue. Rental revenue increased $43,450,000, or 242%, to $61,393,000 for the year ended December 31, 1997, from $17,943,000 for the year ended
December 31, 1996. The increase included growth in revenue from the office, office/flex, industrial, retail, multi-family and hotel Properties of $21,166,000, $9,585,000, $3,829,000, $3,478,000, $4,017,000 and $1,467,000,
respectively. Of the rental revenue for the year ended December 31, 1997, $48,030,000 represents rental revenue generated from the acquisition of 20 properties (the "1996 Acquisitions") in the third and fourth quarters of 1996 and the acquisition of 89 properties during the year ended December 31, 1997 (the "1997 Acquisitions"). The increase in rental revenue for the year ended December 31, 1997, was partially offset by a decrease in revenue due to the 1996 sale of two industrial properties and the 1997 sales of sixteen retail properties.

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements. This revenue increased $408,000, or 131%, to $719,000 for the year ended December 31, 1997, from $311,000 for the year ended December 31, 1996. The increase primarily consisted of increases in asset management fees of $131,000, property management fees of $257,000 and lease commissions of $20,000. The Company's contract was expanded to include asset management fees in 1997.

Interest and Other Income. Interest and other income, which consists primarily of interest on cash investments and mortgage loans receivable, increased $722,000, or 67%, to $1,802,000 for the year ended December 31, 1997, from $1,080,000 for the year ended December 31, 1996. The increase was primarily due to a $1,040,000 increase in interest income as a result of higher invested cash balances and a $365,000 increase in interest income from the Grunow mortgage loan receivable. This increase in interest income is partially offset by a $649,000 reduction in interest and other income due to the payoff of the Hovpark mortgage loan receivable in January 1997.

Equity in Earnings of Associated Companies. Equity in earnings of Associated Companies increased $1,145,000, or 72%, to $2,743,000 for the year ended December 31, 1997, from $1,598,000 for the year ended December 31, 1996. This increase was primarily due to an increase in the net operating income of Glenborough Hotel Group ("GHG") due to the lease of the Scottsdale Hotel and from a $1,381,000 gain on the liquidation of Atlantic Pacific Assurance Company, Limited ("APAC", a Bermuda corporation formed to underwrite certain insurable risks of certain GLB predecessor partnerships and related entities) and an increase in transaction fees earned by GC. The increase is offset by reduced management fees in 1997 as a result of the sales of several properties under management and partnership liquidations, as well as the write-off of GC's unamortized balance of its investment in a management contract.

Net Gain on Sales of Rental Properties. The net gain on sales of rental properties of $839,000 during the year ended December 31, 1997, resulted from the sales of sixteen retail properties. The net gain on sales of rental properties of $321,000 during the year ended December 31, 1996, resulted from the sale of two self-storage facilities from the Company's industrial portfolio.

Gain on Collection of Mortgage Loan Receivable. The gain on collection of mortgage loan receivable of $652,000 during the year ended December 31, 1997 resulted from the collection of the Hovpark mortgage loan receivable which had a net carrying value of $6,700,000. The payoff amount totaled $6,863,000 in cash, plus a $500,000 note receivable, which, net of legal costs, resulted in a gain of $652,000.

Property Operating Expenses. Property operating expenses increased $13,692,000, or 260%, to $18,958,000 for the year ended December 31, 1997, from $5,266,000 for the year ended December 31, 1996. Of this increase, $14,687,000 represents property operating expenses attributable to the 1996 Acquisitions and the 1997 Acquisitions, which was slightly offset by the reduction in expenses resulting from the 1996 sale of two industrial properties and the 1997 sales of sixteen retail properties.

General and Administrative Expenses. General and administrative expenses increased $1,926,000, or 138%, to $3,319,000 for the year ended December 31, 1997, from $1,393,000 for the year ended December 31, 1996. The increase is primarily due to increased salary and overhead costs resulting from the 1996 Acquisitions and the 1997 Acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $10,298,000, or 225%, to $14,873,000 for the year ended December 31, 1997, from
$4,575,000 for the year ended December 31, 1996. The increase is primarily due to depreciation and amortization associated with the 1996 Acquisitions and the 1997 Acquisitions.

Interest Expense. Interest expense increased $5,755,000, or 147%, to $9,668,000 for the year ended December 31, 1997, from $3,913,000 for the year ended
December 31, 1996. Substantially all of the increase was the result of higher average borrowings during the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to new debt and the assumption of debt related to the 1996 Acquisitions and the 1997 Acquisitions.

Loss on early extinguishment of debt. Loss on early extinguishment of debt of $843,000 during the year ended December 31, 1997, resulted from the write-off of unamortized loan fees related to the $50 million secured line of credit from Wells Fargo Bank which was replaced with a new $250 million unsecured line of credit (the "Acquisition Credit Facility") from Wells Fargo Bank. Loss on early extinguishment of debt of $186,000 during the year ended December 31, 1996, resulted from the write-off of unamortized loan fees related to the $10,000,000 line of credit from Imperial Bank which was paid-off with proceeds from the $50 million secured line of credit from Wells Fargo Bank.

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

                                         Results of Operations by Property Type
                  Historical Year Ended December 31, 1996 and As Adjusted Year Ended December 31, 1995

                                                               Multi-                  Property   Eliminating    Total
                           Office    Industrial    Retail      Family       Hotel       Total      Entry(1)    Reported

1996 Historical
Revenue                 $3,905,000  $4,260,000  $3,746,000  $1,519,000   $4,513,000  $17,943,000              $17,943,000
Operating Expenses       1,697,000     744,000     991,000     601,000    1,698,000    5,731,000  ($465,000)    5,266,000
Net Operating Income     2,208,000   3,516,000   2,755,000     918,000    2,815,000   12,212,000    465,000    12,677,000
   Percentage of
   Total NOI                   18%         29%         23%          7%          23%         100%

1995 As Adjusted
Revenue                 $1,280,000  $4,133,000  $3,366,000    $782,000   $3,934,000  $13,495,000              $13,495,000
Operating Expenses         599,000     775,000     814,000     448,000    1,718,000    4,354,000  ($270,000)    4,084,000
Net Operating Income       681,000   3,358,000   2,552,000     334,000    2,216,000    9,141,000    270,000     9,411,000
   Percentage of
   Total NOI                    7%         37%         28%          4%          24%         100%

(1)  Eliminating  entry  represents  internal market level property  management  fees included in operating  expenses to provide comparison to industry performance.

Rental Revenue. Rental Revenue increased by $4,448,000, or 33%, to $17,943,000 for the year ended December 31, 1996 from $13,495,000 for the as adjusted year ended December 31, 1995. The increase consisted of increases in revenue from the office, industrial, retail, multi-family and hotel properties of $2,625,000, $127,000, $380,000, $737,000 and $579,000, respectively. Moreover, of this increase, $4,442,000 represents rental revenue generated from the acquisition in 1996 of 20 properties (the "1996 Acquisitions"). The increase was offset by the elimination of revenue from two industrial properties which were sold in June 1996. These properties represented annual revenue of approximately $600,000.

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of asset management fees paid to the Company by a controlled partnership and increased slightly to $311,000 in 1996 from $260,000 in 1995.

Interest and Other Income. Interest and other income consists primarily of interest on mortgage loans receivable and increased slightly to $1,080,000 in 1996 from $982,000 in 1995.

Equity in Earnings of Associated Companies. Equity in earnings of Associated Companies decreased slightly from $1,691,000 in 1995 to $1,598,000 in 1996, primarily resulting from the acquisition of the UCT and Bond Street Properties by the Company from entities controlled by the Associated Companies. Prior to the acquisition by the Company of these Properties, the partnerships owning these Properties paid all their fees and reimbursed all their related salary costs to GC.

Net Gain on Sale of Rental Properties. Gain on sale of rental properties of $321,000 during 1996 resulted from the sale of two properties held in the Company's industrial portfolio.

Property   Operating   Expenses.   Property   operating  expenses  increased  by
$1,182,000,  or 29%,  to  $5,266,000  in the year ended  December  31, 1996 from
$4,084,000 for the as adjusted year ended December 31, 1995. Of this increase, $1,722,000 represents expenses of the 1996 Acquisitions, offset in part by the reduction in expenses resulting from the sale of two industrial properties.

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

Loss on early extinguishment of debt. Loss on early extinguishment of debt of $186,000 during the year ended December 31, 1996 resulted from the write-off of unamortized loan fees when the $10,000,000 Imperial Bank line of credit was paid off with proceeds from the Wells Fargo Bank line of credit.

Comparison of the historical year ended December 31, 1996 to the historical year ended December 31, 1995.

Rental Revenue. Rental Revenue increased by $2,489,000, or 16%, to $17,943,000 in 1996 from $15,454,000 in 1995. Of this increase, $4,442,000 represents rental revenue generated from the 1996 Acquisitions. The increase in 1996 revenues was offset by the elimination of revenue from two industrial properties which were sold in June 1996. The increase in rental revenue was also offset by a decrease in hotel revenue due to the change in the operational structure of the hotels. As discussed above, three of the original hotels were owned and operated by the GRT Predecessor entities prior to 1996 and accordingly, the revenue of the hotels is included in the 1995 statement of operations. However, under the current structure, the Company owns the hotels but leases them to GHG and accordingly, the 1996 statement of operations reflects only the lease payments due under the operating leases. For the year ended December 31, 1996, each of the four originally owned hotels increased their ADR (Average Daily Rate) and REVPAR (Revenue Per Available Room).

Fees and Reimbursements and Equity in Earnings of Associated Companies. Fees and reimbursements revenue decreased to $311,000 for the year ended December 31, 1996 from $16,019,000 for the year ended December 31, 1995; equity in earnings of the Associated Companies increased to $1,598,000 for the year ended December 31, 1996 from zero for the year ended December 31, 1995. As previously discussed, the primary reason for the difference between 1996 and 1995 results is the segregation in 1996 of the operations of the Associated Companies, and the resulting recognition of earnings from them using the equity method by the Company. In 1995, the earnings of the Associated Companies were consolidated with the partnerships participating in the Consolidation.

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

Net Gain on Sale of Rental Properties. Gain on sale of rental properties of $321,000 during 1996 resulted from the sale of two properties held in the Company's industrial portfolio.

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

Liquidity and Capital Resources

For the year ended December 31, 1997, cash provided by operating activities increased by $19,940,000 to $24,078,000 as compared to $4,138,000 for the same period in 1996. The increase is primarily due to an increase in earnings before depreciation and amortization of $31,303,000 due to the 1996 Acquisitions and 1997 Acquisitions and the one-time payment in 1996 of consolidation costs and litigation costs in the aggregate amount of $7,237,000. Cash used for investing activities increased by $507,409,000 to $569,242,000 for the year ended December 31, 1997, as compared to $61,833,000 for the same period in 1996. The increase is primarily due to the 1997 Acquisitions. This increase was partially offset by the collection of the Hovpark mortgage loan receivable and the proceeds from the 1997 sales of sixteen retail properties. Cash provided by financing activities increased by $494,416,000 to $548,879,000 for the year ended December 31, 1997, as compared to $54,463,000 for the same period in 1996. This increase was primarily due to the net proceeds from the March 1997 Offering, the July 1997 Offering and the October 1997 Offering (as defined below) and the proceeds from new debt reduced by the repayment of prior debt.

The Company expects to meets its short-term liquidity requirements generally through its working capital, its Acquisition Credit Facility (as defined below) and cash generated by operations. As of December 31, 1997, the Company had no material commitments for capital improvements. Planned capital improvements consist of tenant improvements, expenditures necessary to lease and maintain the Properties and expenditures for furniture and fixtures and building improvements at the hotel properties.

The Company believes that its cash generated by operations will be adequate to meet operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term. In addition to cash generated by operations, the Acquisition Credit Facility provides for working capital advances. However, there can be no assurance that the Company's results of operations will not fluctuate in the future and at times affect (i) its ability to meet its operating requirements and (ii) the amount of its distributions.

The Company's principal sources of funding for acquisitions, development, expansion and renovation of properties include an unsecured Acquisition Credit Facility, permanent secured debt financing, public unsecured debt financing, public and private equity and debt issuances, the issuance of Operating Partnership Units and cash flow provided by operations.

Mortgage loans receivable decreased from $9,905,000 at December 31, 1996, to $3,692,000 at December 31, 1997. This decrease was primarily due to the payoff of the Hovpark mortgage loan receivable which had a net carrying value of $6,700,000, and scheduled principal payments on the Laurel Cranford mortgage loan receivable. The reduction in mortgage loans receivable was partially offset by $491,000 of draws made by the borrower on the leasing and interest reserves related to the Grunow mortgage loan receivable.

Mortgage loans payable increased from $54,584,000 at December 31, 1996, to $148,139,000 at December 31, 1997. This increase primarily resulted from the assumption of mortgage loans totaling $60,628,000 in connection with the 1997 Acquisitions, the funding of $3,289,000 of secured loans from Wells Fargo Bank, and the funding of a $60 million secured loan. These increases were partially offset by the payoff of a $6,120,000 term loan which was secured by ten of the retail properties that were sold and the payoff of $22,960,000 of mortgage loans and scheduled principal payments on other mortgage debt.

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

In June 1997, Wells Fargo had substantially completed underwriting and due diligence for a $60 million mortgage loan to the Company (the "$60 Million Mortgage") to be secured by the Lennar Properties, the Riverview Property, the Centerstone Property and five of the CIGNA Properties. In the interim, Wells Fargo funded a $60 million unsecured

"bridge" loan (the "$60 Million Unsecured Bridge Loan"), which was used to (i) repay all principal and accrued interest under the $40 million CIGNA Acquisition Financing, and (ii) reduce the outstanding balance under the Line of Credit by approximately $20 million.

The $60 Million Unsecured Bridge Loan was paid-off in July 1997 from the proceeds of the July 1997 Offering and the $60 Million Mortgage was obtained in September 1997. This loan has a 25-year term, bears interest at an annual rate of 7.5% (which is fixed until 2007) and requires monthly principal and interest payments. The proceeds from this loan were used to fund acquisitions.

In September 1997, the Company closed a $114 million unsecured loan (the "$114 Million Interim Unsecured Loan") with Wells Fargo Bank. This loan had a 90-day term with two 90-day extension options, interest at a fixed annual rate of 7.5% and required monthly interest-only payments. The proceeds of this loan were used to fund a portion of the purchase price for the T. Rowe Price Properties. In October 1997, the Company repaid the $114 Million Interim Unsecured Loan with net proceeds from the October 1997 Offering (defined below).

The Company had a $50 million secured line of credit provided by Wells Fargo Bank (the "Line of Credit"). Outstanding borrowings under the Line of Credit were $21,307,000 at December 31, 1996. In December 1997, the Company repaid the outstanding balance under the Line of Credit and replaced it with a new $250 million unsecured line of credit as discussed below.

In December 1997, the Company replaced its $50 million secured line of credit with a new $250 million unsecured line of credit (the "Acquisition Credit Facility") with Wells Fargo Bank. The Acquisition Credit Facility has a three year term with an option to extend the term for an additional 10 years and bears interest on a sliding scale ranging from LIBOR plus 1.1% to LIBOR plus 1.3%, which represents a rate that is lower by at least 0.45% than the rate under the Company's previous $50 million secured line of credit. The Acquisition Credit Facility agreement provides that if the Company's debt securities receive certain ratings from at least two rating agencies, as specified in the Acquisition Credit Facility agreement, the interest rate will decrease to a sliding scale ranging from LIBOR plus 0.80% to LIBOR plus 1.15%, depending on the rating. Draws under the Acquisition Credit Facility have been used to fund acquisitions.

In January 1998, the Company closed a $150 million loan agreement with Wells Fargo Bank (the "Interim Loan"). The Interim Loan bears interest at LIBOR plus 1.75% and has a term of three months with an option to extend the term an additional three months. The purpose of the Interim Loan is to fund acquisitions.

At December 31, 1997, the Company's total indebtedness included fixed-rate debt of $140,333,000 (including $85,672,000 subject to cross-collateralization) and floating-rate indebtedness of $87,966,000. Approximately 32% of the Company's total assets, comprising 45 properties, is encumbered by debt at December 31, 1997.

In January 1997 and May 1997, the Company filed shelf registration statements with the Securities and Exchange Commission (the "SEC") to register $250 million and $350 million, respectively, of equity securities of the Company. In November 1997, the Company filed a shelf registration statement with the SEC to register an additional $1 billion of equity securities of the Company (the "November 1997 Shelf Registration Statement"). The November 1997 Shelf Registration Statement was declared effective by the SEC on December 18, 1997. After the completion of the March 1997, July 1997, October 1997 and January 1998 Offerings (as defined below), the Company has the capacity pursuant to the November 1997 Shelf Registration Statement to issue up to approximately $801.2 million in equity securities.

In March 1997, the Company completed a public offering of 3,500,000 shares of its Common Stock at a price of $20.25 per share (the "March 1997 Offering"). The net proceeds from the offering of approximately $66.1 million were used to fund acquisitions and to repay approximately $24.9 million of the then outstanding balance under the Company's previous secured line of credit.

In July 1997, the Company completed a public offering of 6,980,000 shares of its Common Stock at a price of $22.625 per share (the "July 1997 Offering"). The net proceeds from the offering of approximately $149.2 million were used to fund acquisitions and to repay debt.

In October 1997, the Company completed a public offering of 11,300,000 shares of its Common Stock at a price of $25.00 per share (the "October 1997 Offering"). The net proceeds from the offering of approximately $267.3 million were used to fund acquisitions, to repay approximately $142.8 million of indebtedness and for general corporate purposes.

In January 1998, the Company completed a public offering of 11,500,000 shares of 7 3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The 11,500,000 shares were sold at a per share price of $25.00 for net proceeds of approximately $276 million, which were used to repay the outstanding balance under the Company's Acquisition Credit Facility, to fund certain subsequent property acquisitions and for general corporate purposes. The shares are convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances.

In March 1998, the Operating Partnership, as to which the Company is general partner, issued $150 million of 7 5/8% Senior Notes (the "Notes") in an unregistered 144A offering. The Notes mature on March 15, 2005, unless previously redeemed. Interest on the Notes is payable semiannually on March 15 and September 15, commencing September 15, 1998. The Operating Partnership intends to use the net proceeds of the offering to repay substantially all of the outstanding balance under the Interim Loan.

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

Risks Associated With Acquisitions

Risks Associated with the Addition of a Substantial Number of New Properties

The Company is currently experiencing a period of rapid growth. Since the Consolidation on December 31, 1995, the Company has invested approximately $1.2 billion in properties, as of the date of this filing. The Company's ability to manage its growth effectively will require it to apply successfully its experience managing its existing portfolio to new markets and to an increased number of properties. There can be no assurance that the Company will be able to manage these operations effectively. The Company's inability to effectively manage its expansion could have an adverse effect on the Company's results of operations and financial condition.

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

Risks Relating to Tender Offers

The  Company  may,  as part  of its  growth  strategy,  acquire  properties  and portfolios of properties through tender offer acquisitions of interests in public and private partnerships and other REITs. Tender offers often result in competing tender offers, as well as litigation initiated by limited partners in the subject partnerships or by competing bidders. Due to the inherent uncertainty of litigation, the Company could be subject to adverse judgments in substantial amounts. As the Company has not yet attempted an acquisition through the tender offer process, and because of competing offers and possible litigation, there can be no assurance that, if undertaken, the Company would be successful in acquiring properties through a tender offer or that the tender offer process would not result in litigation and a significant judgment adverse to the Company.

Conflict of Interest

The Company has acquired, and from time to time may acquire, properties from partnerships that Robert Batinovich, the Company's Chairman and Chief Executive Officer, and Andrew Batinovich, the Company's President and Chief Operating
Officer, control, and in which they and members of their families have substantial interests. These transactions involve or will involve conflicts of interest. These transactions may provide substantial economic benefits such as the payments or unit issuances, relief or deferral of tax liabilities, relief of primary or secondary liability for debt, and reduction in exposure to other property-related liabilities. Despite the presence of appraisals or fairness opinions or review by parties who have no interest in the transactions, the transactions will not be the product of arm's-length negotiation and there can be no assurance that these transactions will be as favorable to the Company as transactions that the Company negotiates with unrelated parties or will not result in undue benefit to Robert and Andrew Batinovich and members of their families. Neither Robert Batinovich nor Andrew Batinovich has guaranteed that any properties acquired from entities they control or in which they or their families have a significant interest will be as profitable as other investments made by the Company or will not result in losses.

Dependence on Executive Officers

The Company is dependent on the efforts of Robert and Andrew Batinovich, its Chief Executive Officer and its President and Chief Operating Officer, respectively, and of its other executive officers. The loss of the services of any of them could have an adverse effect on the results of operations and financial condition of the Company. Both Robert and Andrew Batinovich have entered into employment agreements with the Company.

Certain Tax Risks

General

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1996. No assurance can be given, however, that the Company will be able to operate in a manner which will permit it to maintain its status as a REIT. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which only limited judicial or administrative interpretation exists, and involves the determination of various factual matters and circumstances not entirely within the Company's control. The Company receives nonqualifying management fee income and owns nonqualifying preferred stock in the Associated Companies. As a result, the Company may approach the income and asset test limits imposed by the Code and could be at risk of not satisfying those tests. In order to avoid exceeding the asset test limit, for example, the Company may have to reduce its interest in the Associated Companies. The Company is relying on the opinion of its tax counsel regarding its ability to qualify as a REIT. This legal opinion is not binding on the Internal Revenue Service ("IRS").

Consequences of Failure to Qualify as a REIT

If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. Moreover, unless entitled to relief under certain statutory provisions, the Company also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce the net earnings of the Company available for investment or distribution to stockholders because of the additional tax liability to the Company for the years involved. In addition, distributions to stockholders would no longer be required to be made.

Even if the Company continues to qualify as a REIT, it will be subject to certain federal, state and local taxes on its income and property.

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

Risks Relating To Real Estate

Environmental Matters

Under federal, state and local laws, ordinances and regulations relating to protection of the environment ("Environmental Laws"), a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of petroleum products or other hazardous or toxic substances at such property, and may be required to investigate and clean-up such contamination at such property or such contamination which has migrated from such property. Such laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. In addition, the owner or operator of a property may be subject to claims by third parties based on personal injury, property damage and/or other costs, including investigation and clean-up costs, resulting from environmental contamination present at or emanating from such property. Environmental Laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated, and these restrictions may require expenditures. Under the Environmental Laws, any person who arranges for the transportation, disposal or treatment of hazardous or toxic substances may also be liable for the costs of investigation or clean-up of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person.

Environmental Laws also govern the presence, maintenance and removal of asbestos-containing building materials ("ACM"). Such laws require that ACM be properly managed and maintained, that those who may come into contact with ACM be adequately apprised and trained, and that special precautions, including removal or other abatement, be undertaken in the event ACM is disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on building owners or operators for failure to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

Some of the Properties, as well as properties previously owned by the Company, are leased or have been leased, in part, to owners and operators of dry cleaners that operate on-site dry cleaning plants, auto care centers, or to owners or operators of other businesses that use, store or otherwise handle petroleum products or other hazardous or toxic substances. Some of these Properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of the Properties are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Several of the Properties have been contaminated with petroleum products or other hazardous or toxic substances from on-site operations or operations on adjacent or nearby properties. In addition, certain of the Properties are on, or are adjacent to or near other properties upon which others, including former owners or tenants of the Properties, have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances.

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

The Company's operating costs may be affected by the obligation to pay for the cost of complying with existing Environmental Laws as well as the cost of complying with future legislation. In addition, the presence of petroleum products or other hazardous or toxic substances at any of the Properties owned by the Company, or the failure to remediate such property properly, may adversely affect the Company's ability to borrow by using such real property as collateral. The cost of defending against claims of liability and the cost of complying with Environmental Laws, including investigation or clean-up of contaminated property, could materially adversely affect the Company's results of operations and financial condition.

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

Availability of and Competition for Real Estate for Acquisitions

The Company's growth is dependent upon acquisitions. There can be no assurance that properties will be available for acquisition or, if available, that the Company will be able to purchase such properties on favorable terms. If such acquisitions are not available it could have a negative impact on the growth of the Company, which could have an adverse effect on the performance of the Company's Common Stock. Furthermore, the Company faces competition from other businesses, individuals, fiduciary accounts and plans and other entities in the acquisition, operation and sale of its properties. Some of the Company's competitors are larger and have greater financial resources than the Company. This competition may result in a higher cost for properties the Company wishes to purchase.

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

To maintain the Company's status as a REIT while realizing income from the Company's third-party management business, the capital stock of Glenborough Hotel Group, a Nevada corporation ("GHG") and Glenborough Corporation, a California corporation ("GC," and together with GHG, the "Associated Companies") (which conduct the Company's third-party management, leasing and brokerage businesses) is divided into two classes. All of the voting common stock of the Associated Companies, representing 5% of the total equity of GC, and 25% of the total equity of GHG, is held by individual stockholders. Nonvoting preferred stock representing the remaining equity of each Associated Company is held entirely by the Company. Although the Company holds a majority of the equity interest in each Associated Company, the Company is not able to elect directors of any Associated Company and, consequently, the Company has no ability to influence the day-to-day decisions of each entity.

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

Illiquidity of Real Estate

Real estate investments are relatively illiquid and, therefore, will tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. In addition, the Code and individual agreements with sellers of properties place limits on the Company's ability to sell properties, which may adversely affect returns to holders of Common Stock. Forty-two of the properties owned by the Company were acquired on terms and conditions under which they can be disposed of only in a like-kind exchange or other non-taxable transaction.

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

Risk Related to Development Joint Ventures

The Company may from time to time enter into joint ventures with selected developers ("JV Partners") for the purpose of developing new projects in which such JV Partner has, in the opinion of management, significant expertise or experience. Such projects generally require various governmental and other approvals, the receipt of which cannot be assured. Such development activities may entail certain risks, including the risk that: (i) the expenditure of funds on and devotion of management's time to projects which may not come to fruition;
(ii) construction costs of a project may exceed original estimates, possibly making the project uneconomical; (iii) occupancy rates and rents at a completed project may be less than anticipated; and (iv) expenses at a completed development may be higher than anticipated. In addition, JV Partners may have significant control over the operation of the joint venture assets. Therefore, such investments may, under certain circumstances, involve risks such as the possibility that the JV Partner might become bankrupt, have economic or business interests or goals that are inconsistent with the business interest or goals of the Company, or be in a position to take action contrary to the instructions or the requests of the Company or contrary to the Company's policies or objectives. Consequently, actions by a JV Partner might result in subjecting property owned by the joint venture to additional risk. Although the Company will seek to maintain sufficient control of any joint venture to permit the Company's objectives to be achieved, it may be unable to take action without the approval of its JV Partners or its JV Partners could take actions binding on the joint venture without the Company's consent. Additionally, should a JV Partner become bankrupt the Company could become liable for such JV Partner's share of joint venture liabilities. These risks may result in a development project having an adverse effect on the Company's result of operations and financial condition.

Additional Capital Requirements

The Company's future growth depends in large part upon its ability to raise additional capital on satisfactory terms or at all. There can be no assurance that the Company will be able to raise sufficient capital to achieve its objectives. If the Company were to raise additional capital through the issuance of additional equity securities, or securities convertible into or exercisable for equity securities, the interests of holders of the Common Stock or of other equity securities of the Company could be diluted. Likewise, the Company's Board of Directors is authorized to cause the Company to issue preferred stock in one or more series and to determine the distributions and voting and other rights of the preferred stock. Accordingly, the Board of Directors may authorize the issuance of preferred stock with voting, distribution and other similar rights which could be dilutive to or otherwise adversely affect the interests of holders of Common Stock or of other equity securities of the Company. If the Company were to raise additional capital through debt financing, the Company will be subject to the risks described below, among others. See "Other Risks -- Debt Financing."

Limitation On Ownership of Common Stock May Preclude Acquisition of Control

Provisions  of the  Company's  Charter  are  designed  to assist the  Company in maintaining its qualification as a REIT under the Code by preventing concentrated ownership of the Company which might jeopardize REIT qualification. Among other things, these provisions provide that (a) any transfer or acquisition of Common Stock (or preferred stock, as the case may be) that would result in the disqualification of the Company as a REIT under the Code will be void, and (b) if any person attempts to acquire shares of Common Stock (or shares of preferred stock, as the case may be) that after the acquisition would cause the person to own or to be deemed to own, by operation of certain attribution rules set out in the Code, an amount of Common Stock and preferred stock in excess of a predetermined limit, which, pursuant to Board action, currently is 9.9% of the value of the outstanding shares of Common Stock and preferred stock (the "Ownership Limitation" and as to the Common Stock or
preferred stock, the transfer of which would cause any person to actually own Common Stock and preferred stock in excess of the Ownership Limitation, the "Excess Shares"), the transfer shall be void and the Common Stock (or preferred stock, as the case may be) subject to the transfer shall automatically be transferred to an unaffiliated trustee for the benefit of a charitable organization designated by the Board of Directors of the Company until sold by the trustee to a third party or purchased by the Company. Robert Batinovich, his spouse and children (including Andrew Batinovich) and individuals or entities whose ownership of Common Stock is attributed to Robert Batinovich in determining the number of shares of Common Stock owned by him for purposes of compliance with Section 856 of the Code (the "Attributed Owners"), are exempt from these restrictions, but are prohibited from acquiring shares of Common Stock or preferred stock if, after the acquisition, they would own in excess of 9.9% of the outstanding shares of Common Stock and preferred stock. This limitation on the ownership of Common Stock and preferred stock may have the effect of precluding the acquisition of control of the Company by a third party without the consent of the Board of Directors. If the Board of Directors waives the Ownership Limitation for any person, the Ownership Limitation shall be proportionally and automatically reduced with regard to all other persons such that no five persons may own more than 50% of the value of the Common Stock and preferred stock (the aggregate Ownership Limitations as to all of these persons, as adjusted, the "Adjusted Ownership Limitation").

Litigation Related to Consolidation

Recent business reorganizations sponsored by others involving the conversion of partnerships into corporations have given rise to a number of investor lawsuits. These lawsuits have included claims against the general partners of the participating partnerships, the partnerships themselves and related persons involved in the structuring of or benefiting from the conversion or reorganization, as well as claims against the surviving entity and its directors and officers. The lawsuits have included, among others, claims that the structure of the reorganizations, as well as the manner in which they were submitted for investor approval, involved violations of federal and state securities laws, common law fraud and negligent misrepresentations, breaches of fiduciary duty, unfair and deceptive trade practices, negligence and waste, breaches of the partnership documents of the participating partnerships, failure to comply with applicable reporting requirements, violations of the rules of the NASD on suitability and fair practices, and violations of the Racketeer Influenced and Corrupt Organizations Act. On February 17, 1998, the California state court of appeals affirmed the Company's settlement of a class action filed in California state court in February of 1995. A federal court action that made similar allegations was voluntarily dismissed in 1997 pending resolution of the state court action.

From time to time, the Company is involved in other litigation arising out of its business activities. It is possible that this litigation and the other litigation previously described could result in significant losses in excess of amounts reserved, which could have an adverse effect on the Company's results of operations and the financial condition of the Company.

Chapter 11 Reorganization of Partnership Consolidation by Senior Management

Robert and Andrew Batinovich, two of the senior officers of the Company, were also senior members of a management team that formed a publicly registered limited partnership in 1986 to consolidate a number of predecessor partnerships. That public partnership was involved in litigation with its primary creditor and, in order to prevent foreclosure, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in May of 1992. The public partnership, which owns an approximate 1.7% limited partner interest in the Operating Partnership along with other substantial real estate assets, and less than 0.5% interest in the Company, settled the litigation and obtained confirmation of a plan of reorganization in January 1994.

Other Risks

Debt Financing

The Company intends to incur additional indebtedness in the future, including through borrowings under a credit facility, to finance property acquisitions. As a result, the Company expects to be subject to risks associated with debt financing, including the risk that interest rates may increase, the risk that the Company's cash flow will be insufficient to meet required payments on its debt and the risk that the Company may be unable to refinance or repay the debt as it comes due. The Company's current $250 million unsecured Acquisition Credit Facility with Wells Fargo Bank, N.A. provides that distributions may not exceed 90% of funds from operations and that, in the event of a failure to pay principal or interest on borrowings thereunder when due (subject to any applicable grace period), the Company and its subsidiaries may not pay any distributions on the Common Stock or the Preferred Stock. If the Company is unable to obtain acceptable financing to repay indebtedness at maturity, the Company may have to sell properties to repay indebtedness or properties may be foreclosed upon, which could have an adverse effect on the Company's results of operations and financial condition.

Board of Directors May Change Investment Policies

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

Year 2000 Compliance

The Company utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such applications will be necessary. The Company has completed its identification of applications that are not yet "Year 2000" compliant and has commenced modification or replacement of such applications, as necessary. Given information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company's liquidity or ongoing results of operations. No assurance can be given, however, that all of the Company's systems will be Year 2000 compliant or that compliance costs or the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's future liquidity or results of operations.

Shares Available for Future Sale

No prediction can be made as to the effect, if any, that future sales of shares of Common Stock or future conversions or exercises of securities for future sales, including shares of Common Stock issuable upon exchange of Operating Partnership units, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, may adversely affect the prevailing market price for the Common Stock.

Item 8.       Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 14, 1998.

Item 11.      Executive Compensation

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 14, 1998.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 14, 1998.

Item 13.      Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders meeting to be held on May 14, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
                                                                        Page No.
(a)  (1) Financial Statements

         Report of Independent Public Accountants                             39

         Glenborough Realty Trust Incorporated Consolidated Balance Sheets    40

         Glenborough Realty Trust Incorporated and GRT Predecessor
              Entities Consolidated and  Combined Statements of Operations    41

         Glenborough Realty Trust Incorporated and GRT Predecessor
              Entities Statements of Equity                                   42

         Glenborough Realty Trust Incorporated and GRT Predecessor
              Entities Consolidated and Combined Statements of Cash Flows     43

         Notes to Financial Statements                                        45

     (2) Financial Statement Schedules

         Schedule III - Real Estate and Accumulated Depreciation              63

         Schedule IV - Mortgage Loans Receivable, Secured by Real Estate      70

     (3) Exhibits to Financial Statements

         Glenborough Hotel Group, Consolidated Financial Statements as
              of  December 31, 1997 and 1996                                  74

         The Exhibit Index attached hereto is hereby incorporated by
              reference to this Item.                                         83

(b)  Reports on Form 8-K (incorporated herein by reference)

               On October 17, 1997, the Company filed a report on Form 8-K/A with respect to the acquisition of the T. Rowe Price Properties and the Advance Properties.

               On October 17, 1997, the Company filed a report on Form 8-K/A with respect to the acquisition of the Citibank Park Property.

               On October 17, 1997, the Company filed a report on Form 8-K with respect to the Press Release for the quarter ended September 30, 1997 earnings.

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

               On December 18, 1997, the Company filed a report on Form 8-K with respect to the Press Release dated December 10, 1997.

               On December 31, 1997, the Company filed a report on Form 8-K with respect to the acquisition of the Thousand Oaks Property.

               On January 6, 1998, the Company filed a report on Form 8-K with respect to the Acquisition Credit Facility and the acquisition of the Opus Portfolio.

               On January 9, 1998, the Company filed a report on Form 8-K/A with respect to the acquisition of the Copley Properties.

               On January 12, 1998, the Company filed a report on Form 8-K/A with respect to the acquisition of the Thousand Oaks Property.

               On January 12,  1998,  the  Company  filed a report on Form 8-K/A
               with  respect  to  the   Acquisition   Credit  Facility  and  the
               acquisition of the Opus Portfolio.

               On January 12, 1998, the Company filed a report on Form 8-K with respect to the acquisitions of the Marion Bass Portfolio, the Windsor Portfolio, Bryant Lake and the CRI Properties.

               On January 12, 1998, the Company filed a report on Form 8-K with respect to the January 1998 Offering.

               On January 22, 1998, the Company filed a report on Form 8-K with respect to the Press Release for the year ended December 31, 1997 earnings.

               On January 27, 1998, the Company filed a report on Form 8-K with respect to the January 1998 Offering.

               On February 20, 1998, the Company filed a report on Form 8-K to provide certain additional ownership and operational information concerning the Company and the properties owned or managed by it as of December 31, 1997.

               On March 3, 1998, the Company filed a report on Form 8-K with respect to the sale of GRC Airport Associates' sole property.

               On March 12, 1998, the Company filed a report on Form 8-K with respect to the acquisition of the San Mateo Headquarters.

               On March 24, 1998, the Company filed a report on Form 8-K/A with respect to the sale of GRC Airport Associates' sole property.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
GLENBOROUGH REALTY TRUST INCORPORATED:


We have audited the accompanying consolidated balance sheets of GLENBOROUGH REALTY TRUST INCORPORATED, as of December 31, 1997 and 1996, the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996, and the combined statements of operations, stockholders' equity and cash flows of the GRT Predecessor Entities for the year ended December 31, 1995. These consolidated and combined financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GLENBOROUGH REALTY TRUST INCORPORATED, as of December 31, 1997 and 1996, the consolidated results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and the combined results of operations and cash flows of the GRT Predecessor Entities for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated and combined financial statements taken as a whole. The accompanying schedules listed in the index to financial statements and schedules are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated and combined financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated and combined financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated and combined financial statements taken as a whole.



ARTHUR ANDERSEN LLP



San Francisco, California
January 21, 1998 (except with respect to matters discussed in Note 14, as to which the date is March 20, 1998)


                                               GLENBOROUGH REALTY TRUST INCORPORATED
                                                    CONSOLIDATED BALANCE SHEETS
                                                     December 31, 1997 and 1996
                                                (in thousands, except share amounts)




                                                                                            1997                   1996
         ASSETS
         Investments in real estate, net of accumulated depreciation
             of $41,213 and $28,784 in 1997 and 1996, respectively                     $   825,218           $    161,945
         Investments in Associated Companies                                                10,948                  6,765
         Mortgage loans receivable, net of reserve for loss of
             $863 in 1996                                                                    3,692                  9,905
         Cash and cash equivalents                                                           5,070                  1,355
         Other assets                                                                       20,846                  5,550

                  TOTAL ASSETS                                                         $   865,774           $    185,520

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Liabilities:
           Mortgage loans                                                              $   148,139           $     54,584
           Secured bank line                                                                    --                 21,307
           Unsecured bank line                                                              80,160                     --
           Other liabilities                                                                11,091                  3,198
              Total liabilities                                                            239,390                 79,089

         Commitments and contingencies                                                          --                     --
         Minority interest                                                                  46,261                  8,831

         Stockholders' Equity:
         Common Stock, 31,547,256 and 9,661,553 shares
           issued and outstanding at December 31, 1997
           and 1996, respectively                                                               31                     10
         Additional paid-in capital                                                        592,739                105,952
         Deferred compensation                                                                (210)                  (399)
         Retained earnings (deficit)                                                       (12,437)                (7,963)
              Total stockholders' equity                                                   580,123                 97,600

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   865,774           $    185,520




                                    See accompanying notes to consolidated financial statements.

                                               GLENBOROUGH REALTY TRUST INCORPORATED
                                                    AND GRT PREDECESSOR ENTITIES
                                         CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                        For the years ended December 31, 1997, 1996 and 1995
                                              (in thousands, except per share amounts)


                                                                         Glenborough              Glenborough             GRT
                                                                        Realty Trust             Realty Trust         Predecessor
                                                                        Incorporated             Incorporated          Entities
                                                                        Consolidated             Consolidated          Combined
                                                                             1997                     1996                1995
         REVENUE
             Rental revenue                                              $    61,393             $    17,943         $     15,454
             Fees and reimbursements, including $719,
                $311 and $2,995 from affiliates in 1997,
                1996 and 1995, respectively                                      719                     311               16,019
             Interest and other income                                         1,802                   1,080                2,698
             Equity in earnings of Associated Companies                        2,743                   1,598                   --
             Net gain on sales of rental properties                              839                     321                   --
             Gain on collection of mortgage loan receivable                      652                      --                   --
                Total revenue                                                 68,148                  21,253               34,171

         EXPENSES
             Property operating expenses                                      18,958                   5,266                8,576
             General and administrative                                        3,319                   1,393               15,947
             Depreciation and amortization                                    14,873                   4,575                4,762
             Interest expense                                                  9,668                   3,913                2,129
             Provision for loss on investments in real estate,
               real estate partnerships and mortgage loans receivable             --                      --                1,876
             Consolidation costs                                                  --                   6,082                   --
             Litigation costs                                                     --                   1,155                   --
                Total expenses                                                46,818                  22,384               33,290

         Income (loss) from operations before provision for
             income taxes, minority interest and extraordinary item           21,330                  (1,131)                 881
         Provision for income taxes                                               --                      --                 (357)
         Minority interest                                                    (1,119)                   (292)                  --
         Net income (loss) before extraordinary item                          20,211                  (1,423)                 524
         Extraordinary item:
         Loss on early extinguishment of debt                                   (843)                   (186)                  --
         Net income (loss)                                               $    19,368             $    (1,609)        $        524

         Basic Per share Data:
         Net income (loss) before extraordinary item                     $      1.12             $     (0.21)
         Extraordinary item                                                    (0.04)                  (0.03)
         Net income (loss)                                               $      1.08             $     (0.24)
         Basic weighted average shares outstanding                        17,982,817               6,632,707

         Diluted Per share Data:
         Net income (loss) before extraordinary item                     $      1.09             $     (0.21)
         Extraordinary item                                                    (0.04)                  (0.03)
         Net income (loss)                                               $      1.05             $     (0.24)
         Diluted weighted average shares outstanding                      19,517,543               6,751,259

                                    See accompanying notes to consolidated financial statements.

                                                                      GLENBOROUGH REALTY TRUST INCORPORATED
                                                                          AND GRT PREDECESSOR ENTITIES
                                                                              STATEMENTS OF EQUITY
                                                              For the Years Ended December 31, 1997, 1996 and 1995
                                                                                 (in thousands)

                                                          GRT Predecessor Entities Combined
                                                                   Additional   Receivable    Retained
                                  General    Limited      Common     Paid-in       from       Earnings
                                  Partner   Partners      Stock      Capital    Stockholder   (Deficit)    Total
BALANCE AT
DECEMBER 31, 1994                $ (1,730) $  85,337      $   5    $  6,613    $  (8,763)    $  (904)    $ 80,558
Distributions                        (117)   (10,507)        --          --           --          --      (10,624)
Redemption of shares                   --         --         (2)     (6,613)          --      (6,533)     (13,148)
Repayment of
    Stockholder advances, net          --         --         --          --        8,763          --        8,763
Net income (loss)                      17      1,751         --          --           --      (1,244)         524
Issuance of investor
    notes in exchange
    for units of limited
    partnership interest               --     (2,483)        --          --           --          --       (2,483)
Equity in consolidation
    attributable to
    minority interest                  --     (7,962)        --          --           --          --       (7,962)
Consolidation and
    issuance of shares              1,830    (66,136)        (3)         --           --       8,681      (55,628)
BALANCE AT
DECEMBER 31, 1995                      --         --         --          --           --          --           --
Issuance of common stock to
    directors and officers             --         --         --          --           --          --           --
Issuance of common stock ,
    net of offering costs of $4,046    --         --         --          --           --          --           --
Distributions                          --         --         --          --           --          --           --
Net loss                               --         --         --          --           --          --           --
BALANCE AT
DECEMBER 31, 1996                      --         --         --          --           --          --           --
Amortization of deferred
    compensation                       --         --         --          --           --          --           --
Issuance of common stock ,
    net of offering costs of $28,785   --         --         --          --           --          --           --
Issuance of common stock
    related to acquisitions            --         --         --          --           --          --           --
Adjustment to fair value of
    minority interest                  --         --         --          --           --          --           --
Distributions                          --         --         --          --           --          --           --
Net income                             --         --         --          --           --          --           --
BALANCE AT
DECEMBER 31, 1997                $     --  $      --      $  --    $     --    $      --     $    --     $     --


                                              Glenborough Realty Trust Incorporated
                                                       Additional  Deferred   Retained
                                     Common Stock        Paid-in    Compen-   Earnings
                                  Shares   Par Value     Capital    sation    (Deficit)     Total
BALANCE AT
DECEMBER 31, 1994                    --     $   --  $        --   $     --  $      --   $       --
Distributions                        --         --           --         --         --           --
Redemption of shares                 --         --           --         --         --           --
Repayment of
    Stockholder advances, net        --         --           --         --         --           --
Net income (loss)                    --         --           --         --         --           --
Issuance of investor
    notes in exchange
    for units of limited
    partnership interest             --         --           --         --         --           --
Equity in consolidation
    attributable to
    minority interest                --         --           --         --         --           --
Consolidation and
    issuance of shares            5,754          6       55,622         --         --       55,628
BALANCE AT
DECEMBER 31, 1995                 5,754          6       55,622         --         --       55,628
Issuance of common stock to
    directors and officers           35         --          525       (399)        --          126
Issuance of common stock ,
    net of offering costs
    of $4,046                     3,873          4       49,805         --         --       49,809
Distributions                        --         --           --         --     (6,354)      (6,354)
Net loss                             --         --           --         --     (1,609)      (1,609)
BALANCE AT
DECEMBER 31, 1996                 9,662         10      105,952       (399)    (7,963)      97,600
Amortization of deferred
    compensation                     --         --           --        189         --          189
Issuance of common stock ,
    net of offering costs
    of $28,785                   21,780         21      482,491         --         --      482,512
Issuance of common stock
    related to acquisitions         105         --        2,655         --         --        2,655
Adjustment to fair value of
    minority interest                --         --        1,641         --         --        1,641
Distributions                        --         --           --         --    (23,842)     (23,842)
Net income                           --         --           --         --     19,368       19,368
BALANCE AT
DECEMBER 31, 1997                31,547     $   31   $  592,739    $  (210)  $(12,437)   $ 580,123

                    See accompanying notes to consolidated financial statements.

                                                             GLENBOROUGH REALTY TRUST INCORPORATED
                                                                 AND GRT PREDECESSOR ENTITIES
                                                      CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                                     For the years ended December 31, 1997, 1996 and 1995
                                                                        (in thousands)


                                                                Glenborough             Glenborough                GRT
                                                               Realty Trust            Realty Trust            Predecessor
                                                               Incorporated            Incorporated             Entities
                                                               Consolidated            Consolidated             Combined
                                                                   1997                    1996                   1995
Cash flows from operating activities:
     Net income (loss)                                       $     19,368            $     (1,609)          $       524
     Adjustments to reconcile net
       income (loss) to net cash provided
       by (used for) operating activities:
         Depreciation and amortization                             14,873                   4,575                 4,762
         Amortization of loan fees, included
           in interest expense                                        221                     193                    --
         Provision for loss on investments
           in real estate, real estate partnerships
           and mortgage loans receivable                               --                      --                 1,876
         Minority interest in income from operations                1,119                     292                    --
         Equity in earnings of Associated
           Companies                                               (2,743)                 (1,598)                   --
         Net gain on sales of rental properties                      (839)                   (321)                   --
         Gain on collection of mortgage loan receivable              (652)                     --                    --
         Loss on early extinguishment of debt                         843                     186                    --
         Amortization of deferred compensation                        189                      --                    --
         Consolidation costs                                           --                   6,082                    --
         Litigation costs                                              --                   1,155                    --
         Changes in certain assets and liabilities, net            (8,301)                 (4,817)              (17,770)

         Net cash provided by (used for)
           operating activities                                    24,078                   4,138               (10,608)

Cash flows from investing activities:
     Net proceeds from sales of rental properties                  12,950                   2,882                    --
     Additions to rental property                                (586,965)                (62,286)               (3,925)
     Additions to mortgage loans receivable                        (1,855)                 (2,694)                   --
     Principal receipts on mortgage loans receivable                8,068                     254                12,581
     Investments in Associated Companies                           (3,700)                 (1,890)                   --
     Distributions from Associated Companies                        2,260                   1,901                    --

         Net cash provided by (used for)
           investing activities                                  (569,242)                (61,833)                8,656



                                                                          (continued)

                                                 See accompanying notes to consolidated financial statements.

                                                             GLENBOROUGH REALTY TRUST INCORPORATED
                                                                 AND GRT PREDECESSOR ENTITIES
                                                CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - continued
                                                     For the years ended December 31, 1997, 1996 and 1995
                                                                        (in thousands)

                                                                Glenborough             Glenborough                GRT
                                                               Realty Trust            Realty Trust            Predecessor
                                                               Incorporated            Incorporated             Entities
                                                               Consolidated            Consolidated             Combined
                                                                  1997                     1996                  1995
Cash flows from financing activities:
     Proceeds from borrowings                                $    467,689            $     52,599           $      8,910
     Repayment of borrowings                                     (375,909)                (35,593)               (14,050)
     Payment of investor notes                                         --                  (2,483)                    --
     Distributions to minority interest holders                    (1,571)                   (526)                    --
     Repayments from Stockholder, net                                  --                      --                  8,763
     Distributions                                                (23,842)                 (6,354)               (10,624)
     Redemption of shares                                              --                      --                (10,389)
     Proceeds from issuance of stock, net of
        offering costs                                            482,512                  46,820                     --

         Net cash provided by (used for)
           financing activities                                   548,879                  54,463                (17,390)

Net increase (decrease) in cash and cash equivalents                3,715                  (3,232)               (19,342)

Cash and cash equivalents at beginning of year                      1,355                   4,587                 23,929

Cash and cash equivalents at end of year                     $      5,070            $      1,355           $      4,587

Supplemental disclosure of cash flow information:

     Cash paid for interest                                  $      9,373            $      3,270           $      1,951

Supplemental Disclosure of Non-Cash
    Investing and Financing activities:

Acquisition of real estate through assumption of
    first trust deed notes payable.                          $     60,628            $     25,200           $         --

Acquisition of real estate through issuance of
    shares of common stock and Operating
    Partnership units                                        $     42,177            $      3,749           $         --

Conversion of shares of common stock into
    investor notes payable                                   $         --            $         --           $      2,483

Conversion of equity to minority interest                    $         --            $         --           $      7,962

Consolidation and issuance of shares of common
    stock in exchange for limited partnership units
    and common stock in GRT Predecessor Entities             $         --            $         --           $     55,628

Refinancing of debt                                          $         --            $         --           $     28,200

Acquisition of real estate through foreclosure and
    assumption of first trust deed note payable              $         --            $         --           $      3,908


                                                 See accompanying notes to consolidated financial statements.

                      GLENBOROUGH REALTY TRUST INCORPORATED
                          AND GRT PREDECESSOR ENTITIES

                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996



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

Subsequent to the Consolidation on December 31, 1995, and through December 31, 1997, the following Common Stock transactions occurred: (i) 35,000 shares of Common Stock were issued to officers and directors as stock compensation; (ii) 25,446,000 shares were issued in four separate public equity offerings; (iii) 312,606 shares were issued in connection with various acquisitions; and (iv) 59 shares were retired, resulting in total shares of Common Stock issued and outstanding at December 31, 1997, of 31,547,256. In addition, fully converted shares issued and outstanding (including 2,365,409 partnership units in the Operating Partnership) totaled 33,912,665 at December 31, 1997.

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

The Company, through several subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a 91.48% limited partner interest at December 31, 1997, is Glenborough Properties, L.P. (the "Operating Partnership"). As of December 31, 1997, the Operating Partnership, directly and through various subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 128 real estate projects and 2 mortgage loans receivable.

As of December 31, 1997, the Company also holds 100% of the non-voting preferred stock of the following two Associated Companies (the "Associated Companies"):

     Glenborough Corporation ("GC") is the general partner of several real estate limited partnerships and provides asset and property management services for these partnerships (the "Controlled Partnerships"). It also provides partnership administration, asset management, property management and development services under a long term contract to a group of unaffiliated partnerships which include five public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has significant real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships"). The services to the Rancon Partnerships were previously provided by Glenborough Inland Realty Corporation ("GIRC"), a California corporation, which merged with GC effective June 30, 1997. GC also provides property management services for a limited portfolio of property owned by other unaffiliated third parties. In the merger between GC and GIRC, the Company received preferred stock of GC in exchange for its preferred stock of GIRC, on a one-for-one basis. Following the merger, the Company holds the same preferences with respect to dividends and liquidation distributions paid by GC as it previously held with respect to GC and GIRC combined.

     Glenborough Hotel Group ("GHG") leases the five Country Suites by Carlson hotels owned by the Company and operates them for its own account. It also operates two Country Suites By Carlson hotels and two resort condominium hotels under separate contracts.

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements present the consolidated financial position of the Company as of December 31, 1997 and 1996, the consolidated results of operations and cash flows of the Company for the years ended December 31, 1997 and 1996, and the combined results of operations and cash flows of the GRT Predecessor Entities for the year ended December 31, 1995, as the Consolidation transaction discussed in Note 1 above was not effective until December 31, 1995. All intercompany transactions, receivables and payables have been eliminated in consolidation and combination.

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

New Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which will be effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS 131 will require the Company to report certain financial and descriptive information about its reportable operating segments, segments for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. For these segments, SFAS 131 will require the Company to report profit and loss, certain specific revenue and expense items and assets. It also requires disclosures about each segment's products and services, geographic areas of operation and major customers. The Company will adopt the disclosures required by SFAS 131 in the financial statements for the year ended December 31, 1998.

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

Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits and certificates of deposit with financial institutions. The carrying amount of cash and cash equivalents as well as the mortgage loans receivable described above, approximates fair value.

Deferred Financing and Other Fees
Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related notes payable or leases and are included in other assets.

Minority Interest
Minority interest represents the 7.52% limited partner interests in the Operating Partnership not held by the Company.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

For the years ended December 31, 1997 and 1996, no tenants represented 10% or more of rental revenue of the Company. For the year ended December 31, 1995, rental revenue from two properties leased to one tenant represented approximately 10% of the Company's total rental revenue.

Fees and reimbursements revenue consists of property management fees, overhead administration fees, and transaction fees from the acquisition, disposition, refinance, leasing and construction supervision of real estate.

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

Certain of the Company's predecessors were subject to income taxes, the provisions for which have been included in the accompanying 1995 combined results of operations of the GRT Predecessor Entities.

Earnings Per Share
In 1997, the Company adopted the disclosure requirements of SFAS No. 128, "Earnings per Share." SFAS 128 requires the disclosure of basic earnings per share and modified existing guidance for computing diluted earnings per share. Earnings per share for all periods presented have been restated to conform to the new standard. For additional required disclosures, see Note 9.

Note 3.   INVESTMENTS IN REAL ESTATE

The cost and accumulated depreciation of real estate investments as of December 31, 1997 and 1996 are as follows (in thousands):

                                              Buildings and         Total          Accumulated           Net
1997:                         Land            Improvements           Cost         Depreciation     Recorded Value
Office properties           $   62,442         $ 282,129         $  344,571       $   (9,310)      $   335,261
Office/Flex properties          46,496           163,606            210,102           (3,274)          206,828
Industrial properties           20,903            88,802            109,705           (7,503)          102,202
Retail properties               16,687            50,447             67,134           (5,845)           61,289
Multi-family properties         19,512            71,288             90,800           (1,780)           89,020
Hotel properties                 5,587            38,532             44,119          (13,501)           30,618
Total                       $  171,627         $ 694,804         $  866,431       $  (41,213)      $   825,218

1996:
Office properties           $    9,721         $  39,582         $   49,303       $   (4,224)      $    45,079
Office/Flex properties           2,326             9,163             11,489             (624)           10,865
Industrial properties            4,293            23,633             27,926           (5,533)           22,393
Retail properties               16,578            30,681             47,259           (6,164)           41,095
Multi-family properties          5,652            17,440             23,092             (510)           22,582
Hotel properties                 5,586            26,074             31,660          (11,729)           19,931
Total                       $   44,156         $ 146,573         $  190,729       $  (28,784)      $   161,945

In February 1997, the Company acquired a 163-suite hotel property (the "Scottsdale Hotel"), which began operations in January 1996 and is located in Scottsdale, Arizona. The total acquisition cost, including capitalized costs, was approximately $12.1 million, which consisted of approximately $4.6 million of mortgage debt assumed, and the balance in cash. The cash portion was financed through advances under the Company's previous secured line of credit from Wells Fargo Bank (the "Line of Credit") (see Note 6). The Scottsdale Hotel is marketed as a Country Inn and Suites by Carlson.

In April 1997, the Company acquired from two limited partnerships and one limited liability company managed by affiliates of Lennar Partners, a portfolio of three properties, aggregating approximately 282,000 square feet (the "Lennar Properties"). The total acquisition cost, including capitalized costs, was approximately $23.2 million, which was paid in cash from the proceeds of the March 1997 Offering (see Note 13). The Lennar Properties consist of one office property located in Virginia and one office/flex property and one industrial property, each located in Massachusetts.

In April 1997, the Company acquired from a private seller a 227,129 square foot, 15-story office building located in Bloomington, Minnesota (the "Riverview Property"). The total acquisition cost, including capitalized costs, was approximately $20.5 million, of which approximately $16.3 million was paid in cash from the proceeds of the March 1997 Offering (see Note 13), and the balance was paid in cash from borrowings under the Line of Credit.

In April 1997, the Company acquired from seven partnerships and their general partner, a Southern California syndicator, a portfolio of eleven properties, aggregating approximately 523,000 square feet, together with associated management interests (the "E&L Properties"). The total acquisition cost, including capitalized costs, was approximately $22.2 million, which consisted of
(i) approximately $12.8 million of mortgage debt assumed; (ii) approximately $6.7 million in the form of 352,197 partnership units in the Operating Partnership (based on an agreed per unit value of $19.075); (iii) approximately $633,000 in the form of 33,198 shares of Common Stock of the Company (based on an agreed per share value of $19.075); and (iv) the balance in cash. The cash portion was paid from borrowings under the Line of Credit. Of the $12.8 million of mortgage debt assumed in the acquisition, approximately $8.9 million was paid off on May 1, 1997, through a draw on the Line of Credit. The E&L Properties consist of one office property, nine office/flex properties and one industrial property, all located in Southern California.

In April 1997, the Company acquired from two partnerships formed and managed by affiliates of CIGNA, a portfolio of six properties, aggregating approximately 616,000 square feet and 224 multi-family units (the "CIGNA Properties"). The total acquisition cost, including capitalized costs, was approximately $45.4 million, which was paid entirely in cash from the proceeds of a $40 million unsecured loan from Wells Fargo Bank (see Note 6) and a draw under the Line of Credit. The CIGNA Properties are located in four states and consist of two office properties, two office/flex properties, a shopping center and a multi-family property.

In June 1997, the Company acquired from Carlsberg Realty, Inc. a portfolio of three properties, aggregating approximately 245,600 square feet (the "CRI Properties"). The total acquisition cost, including capitalized costs, was approximately $14.8 million, which was paid entirely in cash from borrowings under the Line of Credit. The CRI Properties consist of one office property located in California and one office/flex property and one industrial property, each located in Arizona. The CRI Properties had been managed by GC since December 1996.

In June 1997, the Company sold from its retail portfolio six Atlanta Auto Care Center properties and nine of the ten QuikTrip properties for an aggregate sales price of approximately $12 million. The proceeds from the sale of the QuikTrip properties were used to fund the acquisition of the Centerstone Property (as discussed below) and the proceeds from the sale of the Auto Care Center properties were used to paydown the Line of Credit and to payoff a mortgage loan. The remaining QuikTrip property was sold on October 1, 1997, for a sales price of approximately $1.1 million. The sales generated a net gain of $839,000.

In July 1997, the Company acquired an office property containing 157,579 square feet (the "Centerstone Property") located in Irvine, California. The total acquisition cost, including capitalized costs, was approximately $30.4 million, which consisted of (i) approximately $5.5 million in the form of 275,000 partnership units in the Operating Partnership (based on an agreed per unit value of $20.00); and (ii) the balance in cash from a combination of borrowings under the Line of Credit and the net proceeds from the sale of the QuikTrip retail properties (as discussed above).

In September 1997, the Company acquired a portfolio of 27 properties, aggregating approximately 2,888,000 square feet (the "T. Rowe Price Properties") from five limited partnerships, two general partnerships and one private REIT, each organized by affiliates of T. Rowe Price Associates, Inc. The total acquisition cost, including capitalized costs, was approximately $146.8 million, which was paid entirely in cash from the proceeds of a $114 million unsecured loan from Wells Fargo Bank (see Note 6), approximately $23 million of the proceeds from a $60 million secured loan from Wells Fargo Bank (see Note 6), a $6.5 million draw on the Line of Credit and the balance from the proceeds from the July 1997 Offering (see Note 13). The T. Rowe Price Properties consist of four office properties, twelve office/flex properties, eight industrial properties and three retail properties located in 12 states.

In September 1997, the Company acquired a portfolio of ten properties, aggregating 755,006 square feet (the "Advance Properties") from a group of partnerships affiliated with The Advance Group of Bedminster, New Jersey. The total acquisition cost, including capitalized costs, was approximately $103.0 million, which consisted of (i) approximately $7.4 million of mortgage debt assumed; (ii) approximately $13.6 million in the form of 599,508 partnership units in the Operating Partnership (based on an agreed per unit value of $22.625); (iii) approximately

$37 million of the proceeds from a $60 million secured loan from Wells Fargo Bank (see Note 6); and (iv) the balance in cash. The cash portion of the acquisition was paid with proceeds from the July 1997 Offering (see Note 13). The Advance Properties consist of five office properties, three office/flex properties and two industrial properties. Nine of the properties are located in New Jersey and one is located in Maryland. Concurrent with this acquisition, the Company invested $2,985,000 in exchange for a 50% ownership interest in Advance/GLB Development Partners, LLC (the "Joint Venture"), a Delaware limited liability company formed by the Company and The Advance Group for the development of selected new projects. The Joint Venture owns 57 acres of land suitable for office and office/flex development of up to 560,000 square feet. The Company accounts for its investment in the Joint Venture using the equity method as the Company has a significant ownership interest. At December 31, 1997, the Company's investment in the Joint Venture totaled $7,251,000 and is included in other assets.

In September 1997, the Company acquired a 147,978 square-foot office building ("Citibank Park") located in Las Vegas, Nevada. The total acquisition cost, including capitalized costs, was approximately $23.3 million, which consisted of
(i) approximately $1.66 million in the form of 61,222 partnership units in the Operating Partnership (based on an agreed per unit value of $27.156); (ii) a $19.4 million draw on the Line of Credit, and (iii) the balance in cash.

In October 1997, the Company acquired eight properties, aggregating 766,269 square feet, from six separate limited partnerships in which affiliates of AEW Capital Management, L.P. (successors in interest to one or more affiliates of Copley Advisors Inc.) serve as general partners (the "Copley Properties"). The total acquisition cost, including capitalized costs, was approximately $63.7 million, which was paid entirely in cash. The Copley Properties are comprised of two industrial properties located in Tempe, Arizona and Anaheim, California, and six office/flex properties, one in Columbia, Maryland and five in Las Vegas, Nevada.

In November 1997, the Company acquired a 171,789 square-foot office/flex building in Eden Prairie, Minnesota ("Bryant Lake"), from Outlook Income Fund 9, a limited partnership in which GC was the managing general partner. Robert Batinovich was co-general partner of Outlook Income Fund 9 and held an economic interest therein equal to an approximate 0.83% limited partnership interest. Because of this affiliation, and consistent with the Company's Board of Directors' policy, neither Robert Batinovich nor Andrew Batinovich voted when the Board of Directors considered and acted to approve this acquisition. The price paid for Bryant Lake equaled 100% of the appraised value as determined by an independent appraiser. The total acquisition cost, including capitalized costs, was approximately $9.4 million, comprising approximately $4.6 million in the form of cash and the balance in the form of assumption of debt.

In December 1997, the Company acquired an office complex consisting of three office buildings, aggregating 418,457 square feet ("Thousand Oaks"). The total acquisition cost, including capitalized costs, was approximately $51.3 million, which was paid entirely in cash, including cash from borrowings under the Acquisition Credit Facility (see Note 6). The Thousand Oaks property includes 10 acres suitable for the development of 182,000 square feet of office space. Thousand Oaks is located in Memphis, Tennessee.

In December 1997, the Company acquired four office/flex properties and one office property (the "Opus Portfolio") aggregating 289,874 square feet from four limited liability companies affiliated with Opus Properties, LLC. The total acquisition cost, including capitalized costs, was approximately $27.9 million, all of which was paid in cash, including cash from borrowings under the Acquisition Credit Facility. Four of the Opus Portfolio properties are located in or near Tampa, Florida, and one is located in Denver, Colorado.

In December 1997, the Company acquired 10 multi-family properties (the "Marion Bass Portfolio") aggregating 1,385 units from various limited partnerships, each of whose general partner is Marion Bass Real Estate Group. The total acquisition cost, including capitalized costs, was approximately $58.3 million, comprising $23.5 million of assumed debt and the balance in cash, including cash from borrowings under the Acquisition Credit Facility. Of the 10 Marion Bass Portfolio properties, six are located in Charlotte, North Carolina, two are in Monroe, North Carolina, one is in Raleigh, North Carolina and one is in Pineville, North Carolina.

In December 1997, the Company issued, subject to a rescission right, approximately $14.1 million in the form of 433,362 partnership units in the Operating Partnership and 72,564 shares of Common Stock (based on an agreed per unit and per share value of $27.896, respectively, which was equal to the average closing price of the Company's Common Stock for the ten business days preceding the closing) and paid approximately $200,000 in cash to acquire all of the limited partnership interests of GRC Airport Associates, a California limited partnership ("GRCAA"). GRCAA's sole asset consisted of one industrial property ("Skypark") that was subject to a binding sales agreement, which, upon completion, was anticipated to generate net cash proceeds of $14.1 million. By virtue of interests held directly or indirectly in GRCAA, Robert Batinovich received consideration of approximately $2.2 million and GC received consideration of approximately $1.7 million for the GRCAA limited partnership interests in the form of partnership units in the Operating Partnership. Consistent with the Company's Board of Directors' policy, neither Robert Batinovich nor Andrew Batinovich voted when the Board of Directors considered and acted to approve this transaction. The sale of GRCAA's property to a third party was completed in February 1998. See Note 14 for further discussion.

The Company has entered into a definitive agreement to sell the Shannon Crossing retail property for $3.1 million. In connection with this sale, the Company has agreed to lend $6.2 million to the buyer under a construction loan with a fixed interest rate of 8%, to be funded as needed. As of the date of this filing, approximately $1.1 million has been funded under this construction loan. The sale of Shannon Crossing will not be completed until the fourth quarter of 1998 as its sale is currently precluded by the terms of the mortgage loan secured by the property.

As of December 31, 1997, approximately $13 million of escrow deposits for future acquisitions of properties are included in rental property.

The Company leases its commercial and industrial property under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1997 are as follows (in thousands):

              Year Ending
              December 31,
                  1998                           $   17,160
                  1999                               13,131
                  2000                               13,393
                  2001                               12,109
                  2002                                6,174
                  Thereafter                         24,123
                                                 $   86,090

Note 4.   INVESTMENTS IN ASSOCIATED COMPANIES

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

As of December 31, 1997 and 1996, the Company had the following investments in the Associated Companies (in thousands):

                                           GC(1)           GHG            Total
                                        ---------      ---------       ---------
Investment at December 31, 1995        $   3,810      $   1,368       $   5,178

Contributions                              1,690            200           1,890

Distributions                             (1,810)           (91)         (1,901)

Equity in earnings                         1,571             27           1,598
                                        ---------      ---------       ---------
Investment at December 31, 1996            5,261          1,504           6,765

Contribution                               3,700             --           3,700

Distributions                             (2,129)          (131)         (2,260)

Equity in earnings                         1,687          1,056           2,743
                                        ---------      ---------       ---------
Investment at December 31, 1997        $   8,519      $   2,429       $  10,948
                                        =========      =========       =========

(1) All amounts presented for GC represent combined amounts for GC and GIRC due to the June 30, 1997 merger, as previously discussed in Note 1.

Summary condensed balance sheet information as of December 31, 1997 and 1996, and the condensed statements of operations for the years then ended are as follows (in thousands):

                                                                   Balance Sheets
                                                       GC (1)                           GHG
                                                 As of December 31,              As of December 31,
                                                1997            1996            1997           1996
                                             -----------     -----------     -----------    ----------
Investments in management contracts, net     $  8,108        $  6,756        $    354       $    430
Other Assets                                    3,631           1,930           3,381          1,825
                                             ===========     ===========     ===========    ==========
Total assets                                 $ 11,739        $  8,686        $  3,735       $  2,255
                                             ===========     ===========     ===========    ==========

Notes payable                                $  1,483        $  2,383        $     37       $     61
Other liabilities                               1,764           1,016             962            692
                                             -----------     -----------     -----------    ----------
Total liabilities                               3,247           3,399             999            753

Stockholders' equity                            8,492           5,287           2,736          1,502
                                             ===========     ===========     ===========    ==========
Total liabilities and stockholders' equity   $ 11,739        $  8,686        $  3,735       $  2,255
                                             ===========     ===========     ===========    ==========

                                                              Statements of Operations
                                                       GC (1)                           GHG
                                                 For the year ended              For the year ended
                                                    December 31,                    December 31,
                                                1997            1996            1997           1996
                                             -----------     -----------     -----------    ----------
Revenue                                      $ 15,105        $ 11,375        $ 14,857       $  9,952
Expenses                                       13,331           9,723          13,457          9,925
                                             ===========     ===========     ===========    ==========
Net income                                   $  1,774        $  1,652        $  1,400       $     27
                                             ===========     ===========     ===========    ==========

(1) All amounts presented for GC represent combined amounts for GC and GIRC due to the June 30, 1997 merger, as previously discussed in Note 1. Included in the revenues of GC for the year ended December 31, 1997 is a fee of approximately $1.7 million earned in connection with the GRCAA transaction discussed in Note 3 above.

Note 5.   MORTGAGE LOANS RECEIVABLE

The Company held a first mortgage loan with a principal balance of $7,563,000 and a carrying value of $6,700,000 at December 31, 1996, secured by an office and research complex in Eatontown, New Jersey. The loan had an original maturity date of November 1, 1996 with interest only payable monthly at the fixed rate of eight percent (8%) per annum. In 1995, due to the uncertainty surrounding the borrower's ability to payoff the note receivable upon its November 1996 maturity, the Company recorded a $863,000 loss provision on this mortgage loan receivable to reduce its carrying value to the estimated fair value of the underlying property. In December 1996, the maturity date was extended to February 1, 1997. On January 28, 1997, the borrower paid off the note. Total proceeds of the payoff were $7,352,000, net of collection costs, resulting in a gain on collection of $652,000.

At December 31, 1997, the Company held a first mortgage loan in the amount of $507,000 secured by an industrial property in Los Angeles, California. The terms of the note include interest accruing at eight percent (8%) per annum for the first twenty-four months (ended June 1996) and at nine percent (9%) per annum for the next sixty months until the note matures in June 2001. Monthly payments of principal and interest, computed based on a thirty year amortization schedule, commenced January 1995 and continue until maturity.

In 1996,  the  Operating  Partnership  entered into a Loan  Agreement and Option
Agreement (the "Option Agreement") with Carlsberg Properties, LTD. ("the Borrower"). The loan amount was $3,600,000, of which $2,694,000 was initially disbursed to the Borrower and $906,000 was held by the Operating Partnership as leasing and interest reserves. On June 18, 1997, the Loan Agreement was amended to include an additional advance to the borrower of $250,000 which was applied in its entirety to the interest reserve, resulting in an amended loan amount of $3,850,000 and an increase in the interest reserve of $250,000. During the year ended December 31, 1997, $491,000 of reserves were disbursed to the borrower which resulted in an outstanding balance at December 31, 1997, of $3,185,000. The loan is secured by a 48,000 square foot medical building in Phoenix, Arizona (the "Grunow Building"), and matures on November 19, 1999, with interest only payable monthly at the fixed rate of eleven percent (11%) per annum calculated on the full amount of the loan. The Option Agreement provides the Operating Partnership the option to purchase the Grunow Building on either the second or third anniversary of the closing date of November 19, 1996, for the greater of
i) the then outstanding loan balance plus $50,000 or ii) the value of the Secured Property as defined in the Option Agreement.

Contractually due principal payments of the mortgage loans receivable are as follows (in thousands):

                Year Ending
                December 31,
                    1998                      $        5
                    1999                           3,190
                    2000                               5
                    2001                             492
                    2002                              --
                    Thereafter                        --
                                               ----------
                    Total                     $    3,692
                                               ==========

Note 6.   SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of December 31, 1997 and 1996 (in thousands):

                                                            1997          1996

Secured $50 million  line of credit with a bank with
variable  interest  rates of LIBOR  plus  1.75%  and
prime rate,  monthly  interest  only  payments and a
maturity  date of July 14,  1998,  with an option to
extend for 10 years.  In December 1997, the line was
paid-off  when the Company  obtained a $250  million
unsecured line of credit  (discussed  below).           $       --     $  21,307

Unsecured  $250  million  line of credit with a bank
("Acquisition  Credit  Facility")  with  a  variable
interest  rate ranging  between LIBOR plus 1.10% and
LIBOR  plus  1.30%  (7.07% at  December  31,  1997),
monthly  interest  only payments and a maturity date
of December 22, 2000,  with one option to extend for
10 years.                                                   80,160            --

Secured loan with a bank with a fixed  interest rate
of 7.50%, monthly principal and interest payments of
$443 and a maturity  date of  October  1, 2022.  The
loan is secured by ten properties  with an aggregate
net carrying value of $111,372 at December 31, 1997.
See below for further discussion.                           59,724            --

Secured  loan  with a bank  with  variable  interest
rates of LIBOR  plus  2.375%  and  prime  rate  plus
0.50%, monthly interest only payments and a maturity
date of July 14, 1998. The loan was paid off in June
1997 upon the sale of the  properties  securing  the
loan.                                                           --         6,120

Secured  loan with an  investment  bank with a fixed
interest  rate of 7.57%,  monthly  principal  (based
upon a 25-year  amortization)  and interest payments
of $149 and a maturity date of January 1, 2006.  The
loan is secured by nine properties with an aggregate
net  carrying   value  of  $37,711  and  $39,298  at
December  31,  1997 and 1996,  respectively.                19,444        19,744

Secured loans with various lenders, bearing interest
at fixed rates between 7.63% and 9.25%, with monthly
principal and interest  payments  ranging between $9
and $62 and maturing at various  dates through April
1, 2012.  These loans are secured by properties with
an  aggregate  net  carrying  value of  $66,353  and
$30,441 at December 31, 1997 and 1996, respectively.        30,519        17,581

Secured loans with various banks bearing interest at
variable rates  (ranging  between 7.46% and 8.18% at
December 31, 1997),  monthly  principal and interest
payments  ranging between $4 and $46 and maturing at
various dates  through May 1, 2017.  These loans are
secured by properties with an aggregate net carrying
value of $17,246 and $6,975 at December 31, 1997 and
1996, respectively.                                          7,806         3,807

Secured loans with various lenders, bearing interest
at fixed rates between 7.25% and 7.85%, with monthly
principal and interest  payments  ranging between $5
and  $55  and  maturing  at  various  dates  through
December 1, 2030. These loans are secured by Housing
and Urban  Development  properties with an aggregate
net carrying value of $41,862 and $9,491 at December
31, 1997 and 1996, respectively.                            30,646         7,332


Total                                                   $  228,299     $  75,891

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

In June 1997, Wells Fargo had substantially completed underwriting and due diligence for a $60 million mortgage loan to the Company (the "$60 Million Mortgage") to be secured by the Lennar Properties, the Riverview Property, the Centerstone Property and five of the CIGNA Properties. In the interim, Wells Fargo funded a $60 million unsecured "bridge" loan (the "$60 Million Unsecured Bridge Loan"), which was used to (i) repay all principal and accrued interest under the $40 million CIGNA Acquisition Financing, and (ii) reduce the outstanding balance under the Line of Credit by approximately $20 million.

The $60 Million Unsecured Bridge Loan was paid-off in July 1997 from the proceeds of the July 1997 Offering (see Note 13) and was replaced with the $60 Million Mortgage in September 1997. This loan has a 25-year term, bears interest at a fixed annual rate of 7.5%, and requires monthly payments of principal and interest. Proceeds from the $60 Million Mortgage were used to fund the acquisitions of the T. Rowe Price Properties and the Advance Properties.

In September 1997, the Company closed a $114 million unsecured loan (the "$114 Million Interim Unsecured Loan") with Wells Fargo Bank. This loan had a 90-day term with two 90-day extension options, interest at a fixed annual rate of 7.5% and required monthly interest-only payments. The proceeds of this loan were used to fund a portion of the purchase price for the T. Rowe Price Properties. In October 1997, the Company repaid the $114 Million Interim Unsecured Loan with net proceeds from the October 1997 Offering (see Note 13).

In December 1997, the Company replaced its $50 million secured line of credit with a new $250 million unsecured line of credit (the "Acquisition Credit Facility") with Wells Fargo Bank. The Acquisition Credit Facility has a three year term with an option to extend the term for an additional 10 years and bears interest on a sliding scale ranging from LIBOR plus 1.1% to LIBOR plus 1.3%, which represents a rate that is lower by at least 0.45% than the rate under the Company's previous $50 million secured line of credit. In connection with the repayment of the $50 million secured line of credit, the Company expensed, as an extraordinary item, the unamortized deferred costs incurred to obtain the secured line of credit of $843,000. Draws under the Acquisition Credit Facility were used to fund acquisitions as discussed in Note 3.

The required principal payments on the Company's debt for the next five years and thereafter are as follows (in thousands):

                Year Ending
                December 31,
                    1998                   $   5,562
                    1999                       3,893
                    2000                      84,900
                    2001                       2,914
                    2002                       3,148
                    Thereafter               127,882
                                            ---------
                    Total                  $ 228,299
                                            =========

Note 7.   RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company and the GRT Predecessor Entities from related partnerships totaled $719,000, $311,000 and $2,995,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and consisted of property management fees and/or asset management fees for the years ended December 31, 1997 and 1996, and property management fees, asset management fees, reimbursements and related expenses for the year ended December 31, 1995.

Note 8. PROVISION FOR LOSS ON INVESTMENTS IN REAL ESTATE, REAL ESTATE PARTNERSHIPS AND MORTGAGE LOANS RECEIVABLE

The loss provisions recorded during the year ended December 31, 1995 were as follows:

Reduction in the carrying value of the New
Jersey note receivable to the value of collateral                  $   863

Reduction in value of the GC investments in real
estate partnerships to estimated net realizable value                  955

Other                                                                   58
                                                                    -------
Total                                                              $ 1,876
                                                                    =======

Note 9.   EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997. Earnings per share for all periods presented have been restated to conform to the new standard as follows (in thousands, except for weighted average shares and per share amounts):

                                                      Years ending December 31,
                                                         1997          1996
Net income - Basic                                       19,368       (1,609)
Minority interest                                         1,119           -- (1)
Net income - Diluted                                     20,487       (1,609)

Weighted average shares:
Basic                                                17,982,817    6,632,707
Stock options                                           281,365      118,552
Convertible Operating Partnership Units               1,253,361           -- (1)
Diluted                                              19,517,543    6,751,259

Basic earnings per share                                   1.08        (0.24)
Diluted earnings per share                                 1.05        (0.24)(1)

(1) Diluted earnings per share for the year ended December 31, 1996, does not include the conversion of units of the Operating Partnership into common stock (570,364 weighted average units outstanding) as the effect is anti-dilutive.

Note 10.  CONSOLIDATION AND LITIGATION COSTS

The consolidation costs included in the Company's December 31, 1996 consolidated statement of operations included accounting fees as well as the costs of mailing and printing the Prospectus/Consent Solicitation Statement, any supplements thereto or other documents related to the Consolidation, the costs of the Information Agent, Investor brochure, telephone calls, broker-dealer fact sheets, printing, postage, travel, meetings, legal and other fees related to the solicitation of consents, as well as reimbursement of costs incurred by brokers and banks in forwarding the Prospectus/Consent Solicitation Statement to Investors.

The litigation costs included in the Company's December 31, 1996 consolidated statement of operations included the legal fees incurred in connection with defending two class action complaints filed by investors in certain of the

GRT Predecessor Entities as well as an accrual for the amount of the settlement that the plaintiff's counsel in one case was requesting be awarded by the court (see Note 12).

Note 11.  STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the "Plan") to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company's 1997 Annual Meeting of Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights ("SARs") or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights ("DERs"), Performance Units or Preference Shares. The total number of shares of Common Stock available under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under the Plan, may be granted under the Plan may not exceed 1,140,000 shares. The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No. 25. As of December 31, 1997, 35,000 shares of bonus grants have been issued under the Plan. The fair value of the shares granted have been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the respective vesting periods that range from 2 to 5 years. As of December 31, 1997, 1,708,200 options to purchase shares of Common Stock have been granted. The exercise price of each option granted is greater than or equal to the per-share fair market value of the Common Stock on the date the option is granted. To date, all options granted have been at exercise prices equal to or higher than the fair market value of the shares on the grant date, and as such, no compensation expense has been recognized as accounted for under APB Opinion No. 25. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has not changed its method of accounting for stock options but has provided the additional required disclosures. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except for per share amounts).

                                                                  1997               1996

Net income (loss)             As reported                        19,368            (1,609)
                              SFAS No. 123 Adjustment            (1,947)               (3)
                              Pro forma                          17,421            (1,612)

Basic earnings per share      As reported                          1.08             (0.24)
                              SFAS No. 123 Adjustment             (0.11)               --
                              Pro forma                            0.97             (0.24)

Diluted earnings per share    As reported                          1.05             (0.24)
                              SFAS No. 123 Adjustment             (0.10)               --
                              Pro forma                            0.95             (0.24)

A summary of the status of the Company's stock option plan as of December 31, 1997 and 1996, and changes during the years then ended is presented in the table below:

                                                     1997                                         1996
                                    ----------------------------------------     ----------------------------------------
                                                        Weighted Average                             Weighted Average
                                       Shares            Exercise Price             Shares            Exercise Price
                                    --------------    ----------------------     -------------     ----------------------
Outstanding at beginning of year        796,000            $     15.00                   --
Granted                                 912,200            $     26.29              796,000             $    15.00
Exercised                                    --                     --                   --                     --
Purchased                                    --                     --                   --                     --
                                    --------------    ----------------------     -------------     ----------------------
Outstanding at end of year            1,708,200            $     21.03              796,000             $    15.00
Exercisable at end of year              356,000            $     27.29                   --                     --

The following table summarizes information about stock options outstanding at December 31, 1997:

                                                 OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                             -------------------------------------------------------------   -------------------------------------
                                  Number           Weighted-average         Weighted-             Number             Weighted-
                              Outstanding at          remaining              average          Exercisable at          average
                                 12/31/97          contractual life       exercise price         12/31/97          exercise price
                             -----------------   ---------------------   -----------------   -----------------   -----------------
Range of Exercise Prices

$15.00 to $20.25                   884,000             8.63 years            $   15.45               6,000           $   15.00
$20.38 to $24.56                    62,000             8.27 years            $   22.76                   -                  -
$25.00 to $30.00                   762,200             9.76 years            $   27.36             350,000           $   27.50
                             -----------------   ---------------------   -----------------   -----------------   -----------------
                                 1,708,200                                   $   21.03             356,000           $   27.29

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 1997 and 1996, respectively: expected dividend yield of 5.28% and 8.5%, expected volatility of 27.90% and 5.0%, weighted average risk-free interest rate of 5.74% and 6.3%, and expected lives of 10, 7, 5 and 2 years. Based on these assumptions, the weighted average fair value of options granted would be calculated as $4.52 in 1997 and $0.02 in 1996.

Note 12.  COMMITMENTS AND CONTINGENCIES

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

Litigation. Prior to the completion of the Consolidation, two lawsuits were filed in 1995 contesting the fairness of the Consolidation, one in California State court and one in federal court. The complaints in both actions alleged, among other things, breaches by the defendants of fiduciary duties and inadequate disclosures. The State court action was settled and, upon appeal, the settlement was affirmed by the State court on February 17, 1998. Pursuant to the terms of the settlement in the State court action, pending appeal, the Company has paid one-third of the

$855,000 settlement amount and the remaining two-thirds is being held in escrow. In the federal action, the court in December of 1995 deferred all further proceedings pending a ruling in the State court action. Following the State court decision approving the settlement, the defendants filed a motion to dismiss the federal court action. Given the inherent uncertainties of litigation, there can be no assurance that the ultimate outcomes of these actions will be favorable to the Company.

Note 13.  PUBLIC STOCK OFFERINGS

In October 1996, the Company completed the "October 1996 Offering" of 3,666,000 shares of Common Stock. The 3,666,000 shares were sold at a per share price of $13.875 for total proceeds of $47,814,000 (net of 6% underwriting fee of $3,052,000. Approximately $1,100,000 in other costs were incurred in connection with the October 1996 Offering.

In March 1997, the Company completed the "March 1997 Offering" of 3,500,000 shares of Common Stock. The 3,500,000 shares were sold at a per share price of $20.25 for total proceeds of $66,955,000 (net of 6% underwriting fee of $3,920,000). Approximately $916,000 in other costs were incurred in connection with the March 1997 Offering.

In July 1997, the Company completed the "July 1997 Offering" of 6,980,000 shares of Common Stock. The 6,980,000 shares were sold at a per share price of $22.625 for total proceeds of $149,965,300 (net of underwriting fees of $7,957,200). Approximately $810,000 in other costs were incurred in connection with the July 1997 Offering.

In October 1997, the Company completed the "October 1997 Offering" of 11,300,000 shares of Common Stock. The 11,300,000 shares were sold at a per share price of $25.00 for total proceeds of $268,092,500 (net of underwriting fees of $14,407,500). Approximately $772,000 in other costs were incurred in connection with the October 1997 Offering.

Following are unaudited proforma statements of operations of the Company for each of the years ended December 31, 1997 and 1996 giving effect to the 1997 and 1996 offerings and related acquisitions (including those discussed in Note 3) as if they had been completed on January 1, 1996 (in thousands except for weighted average shares and per share amounts):

                                                                     1997                       1996
                                                                 (Unaudited)                (Unaudited)
                                                               ----------------          ----------------
REVENUE
Rental revenue                                                  $   118,286               $   111,862
Equity in earnings of Associated Companies                            2,861                     1,627
Fees, interest and other income                                       2,471                     1,133
                                                               ----------------          ----------------
Total Revenue                                                       123,618                   114,622
                                                               ----------------          ----------------

OPERATING EXPENSES
Property operating expenses                                          37,366                    35,611
General and administrative                                            4,558                     3,134
Depreciation and amortization                                        23,607                    21,950
Interest expense                                                     16,700                    15,363
                                                               ----------------          ----------------
Total Operating Expenses                                             82,231                    76,058
                                                               ----------------          ----------------

Income from operations before minority interest                      41,387                    38,564
Minority interest                                                    (2,646)                   (2,720)
                                                               ================          ================
Net income                                                      $    38,741               $    35,844
                                                               ================          ================

Basic net income per share                                      $      1.23               $      1.14
                                                               ================          ================
Diluted net income per share                                    $      1.21               $      1.12
                                                               ================          ================
Basic weighted average shares outstanding                        31,547,256                31,547,256
                                                               ================          ================
Diluted weighted average shares outstanding                      34,338,513                34,338,513
                                                               ================          ================

Note 14.  SUBSEQUENT EVENTS

In  January  1998,  the  Company  acquired a  portfolio  of 13  suburban  office properties and one office/flex property (the "Windsor Portfolio") located in eight states. The Company acquired the Windsor Portfolio from Windsor Realty Fund II, L.P., of which Windsor Advisor, LLC is the general partner and DuPont Pension Fund Investments and Gid/S&S Limited Partnership are limited partners, and other entities affiliated with Windsor Realty Fund II, L.P. The Windsor Portfolio properties aggregate 3,383,240 net rentable square feet, located in the eastern and mid-western United States and are concentrated in suburban Washington, D.C., Chicago, Atlanta, Boston, Philadelphia, Tampa, Florida and Cary, North Carolina. The total acquisition cost, including capitalized costs, was approximately $423.2 million, comprised of (i) approximately $160.5 million in assumption of debt; (ii) approximately $150.0 million in borrowings under a $150 million loan agreement with Wells Fargo Bank (the "Interim Loan" as discussed below); and (iii) the balance in cash, including cash from borrowings under the Acquisition Credit Facility (see Note 6). Subsequent to the acquisition, approximately $68 million of the assumed debt was paid off with proceeds from the January 1998 Convertible Preferred Stock Offering (defined below).

In January 1998, the Company sold a multi-family property for a sales price of $4.95 million. This sale generated a net gain of approximately $947,000 and net proceeds of approximately $2.1 million. The proceeds from the sale will be used to fund future acquisitions. The sale was an all-cash sale and the Company has no continuing obligations or involvement with this property. Accordingly, the Company recognized the sale under the full accrual method of accounting.

In January 1998, the Company closed a $150 million loan agreement with Wells Fargo Bank (the "Interim Loan"). The Interim Loan bears interest at LIBOR plus 1.75% and has a term of three months with an option to extend the term an additional three months. The purpose of the Interim Loan was to fund the acquisition of the Windsor Portfolio as discussed above.

In January 1998, the Company completed a public offering of 11,500,000 shares of 7 3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The 11,500,000 shares were sold at a per share price of $25.00 for net proceeds of approximately $276 million. The shares are convertible at any time at the option of the holders thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Except in certain instances relating to the preservation of the Company's status as a REIT, the 7 3/4% Series A Convertible Preferred Stock is not redeemable prior to January 16, 2003. On and after January 16, 2003, the Series A Preferred Stock may be redeemed at the option of the Company, in whole or in part, initially at 103.88% of the liquidation preference per share, and thereafter at prices declining to 100% of the liquidation preference on and after January 16, 2008, plus in each case accumulated, accrued and unpaid dividends, if any, to the redemption date. A portion of this additional capital was used to repay the outstanding balance under the Company's Acquisition Credit Facility. The remaining proceeds will be used to fund the pending acquisitions discussed in Note 15 and for general corporate purposes. Approximately $211,000 in other costs have been incurred in connection with the January 1998 Convertible Preferred Stock Offering.

In February 1998, GRCAA sold its sole property to an unaffiliated third party for a price of $24 million, $2 million of which is conditioned on the purchaser's success in its efforts to purchase the Operator's leasehold interest. If the purchaser's efforts are successful and the Operating Partnership collects the additional $2 million, then the Company will pay $2 million of additional consideration to the former partners of GRCAA in the form of either (at the option of such former partners) cash, Operating Partnership Units or stock. The proceeds from the sale of the Property were deposited into a deferred exchange account and will be applied to the acquisition of other properties on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code. No gain or loss on the sale of the property will be realized by the Company.

In February 1998, the Company acquired a 161,468 square foot office complex ("Capitol Center") located in Des Moines, Iowa. The total acquisition cost, including capitalized costs, was approximately $12.3 million, comprising: (i) $116,000 in the form of 3,874 partnership units in the Operating Partnership (based on an agreed per unit value of $30.00 and (ii) the balance in cash.

In February 1998, the Company sold an industrial property to an unaffiliated third party for $930,000. The sale generated a net gain of approximately $247,000 and net proceeds of approximately $359,000. The proceeds from the sale will be used to fund future acquisitions. The sale was an all-cash sale and the Company has no continuing obligations or involvement with this property. Accordingly, the Company will recognize the sale under the full accrual method of accounting.

In March 1998, the Company acquired a 15-story office property located in San Mateo, California (the "San Mateo Headquarters"), which contains 139,109 square feet and currently houses the Company's corporate headquarters, from Prudential Insurance Company of America. The San Mateo Headquarters property includes a contiguous parking garage. The total acquisition cost, including capitalized costs, was approximately $34.7 million and was paid in cash, including cash from borrowings under the Acquisition Credit Facility.

In March 1998, the Operating Partnership issued $150 million of 7 5/8% Senior Notes (the "Notes") in an unregistered 144A offering. The Notes mature on March 15, 2005, unless previously redeemed. Interest on the Notes will be payable semiannually on March 15 and September 15, commencing September 15, 1998. The Notes may be redeemed at any time at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the Notes being redeemed plus accrued interest to the redemption date and (ii) the Make-Whole Amount, as defined, if any. The Notes will be general unsecured and unsubordinated obligations of the Operating Partnership, and will rank pari passu with all other unsecured and unsubordinated indebtedness of the Operating Partnership. The Notes will be subordinated to secured borrowing arrangements that the Operating Partnership has and from time to time may enter into with various banks and other lenders, and to the prior claims of each secured mortgage lender to any specific property which secures any lender's mortgage. As of December 31, 1997, such secured arrangements and mortgages aggregated approximately $148.1 million. The Operating Partnership intends to use the net proceeds from the issuance of the Notes to repay substantially all of the outstanding balance under the Interim Loan.

Note 15. PENDING ACQUISITIONS

The Company has entered into a definitive agreement to acquire all of the real estate assets of Prudential-Bache/ Equitec Real Estate Partnership, a California limited partnership (the "Pru-Bache Portfolio") in which the managing general partner is Prudential-Bache Properties, Inc., and in which GC and Robert Batinovich have served as co-general partners since March 1994, but do not hold a material equity or economic interest. Because of this affiliation, and consistent with the Company's Board of Directors' policy, neither Robert Batinovich nor Andrew Batinovich voted when the Board of Directors considered and acted to approve this acquisition. The total acquisition cost, including capitalized costs, is expected to be approximately $43.6 million, which is to be paid entirely in cash. The Pru-Bache Portfolio is comprised of four office buildings aggregating 405,825 square feet and one office/flex property containing 121,645 square feet. The largest of these properties are in Rockville, Maryland (186,680 square feet) and Memphis, Tennessee (100,901 square feet), with the remaining properties located in Sacramento, California and Kirkland, Washington. This acquisition is subject to a number of contingencies including approval of the acquisition by a majority vote of the limited partners of Prudential-Bache/Equitec Real Estate Partnership, satisfactory completion of due diligence and customary closing conditions. As a result, there can be no assurance that this acquisition will be completed.

The Company is negotiating the terms of an agreement to acquire a portfolio of eight office properties and four retail properties aggregating 741,913 square feet and three multi-family properties containing 670 units (the "Eaton & Lauth Portfolio") from a number of partnerships in which affiliates of Eaton & Lauth serve as general partners. The total acquisition cost, including capitalized costs, is expected to be approximately $90.0 million, comprising: (i) approximately $32.0 million of net assumed debt; (ii) approximately $21.1 million of equity which will consist of: (a) approximately $4.3 million in the form of shares of Common Stock of the Company (based on a negotiated per share value of $25.00); and (b) approximately $16.8 million in the form of partnership units in the Operating Partnership (based on a negotiated per unit value of $25.00); and (iii) the balance in cash. The Eaton & Lauth Portfolio properties are located in the Indianapolis, Indiana area. This acquisition is subject to a number of contingencies including the negotiation of terms of a definitive agreement, approval of the assumption of loans, satisfactory completion of due diligence and customary closing conditions. As a result, there can be no assurance that this acquisition will be completed.

Note 16. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the year ended December 31, 1997 (in thousands, except for weighted average shares and per share amounts):

                                                                                Quarter Ended
                                                        March 31,        June 30,       September 30,      December 31,
                                                          1997             1997             1997               1997
REVENUE
     Rental revenue                               $      7,907      $     11,784      $    16,209       $    25,493
     Fees and reimbursements                               187               180              204               148
     Interest and other income                             344               269              554               635
     Equity in earnings of
        Associated Companies                               145               458            1,339               801
     Net gain on sales of rental properties                 --               570              (15)              284
     Gain on collection of mortgage loan
        receivable                                         154               498               --                --
        Total revenue                                    8,737            13,759           18,291            27,361

EXPENSES
     Property operating expenses                         2,382             3,663            5,237             7,676
     General and administrative                            651               723              657             1,288
     Depreciation and amortization                       1,537             2,507            4,823             6,006
     Interest expense                                    1,573             2,227            2,616             3,252
        Total expenses                                   6,143             9,120           13,333            18,222

Income from operations before minority
     interest and extraordinary item                     2,594             4,639            4,958             9,139

Minority interest                                         (231)             (398)             (60)             (430)
Net income before extraordinary item                     2,363             4,241            4,898             8,709
Extraordinary item:
Loss on early extinguishment of debt                        --                --               --              (843)

Net income                                        $      2,363      $      4,241      $     4,898       $     7,866

Basic Per Share Data:
Net income before extraordinary item              $       0.23      $       0.32      $      0.25       $      0.30
Extraordinary item                                          --                --               --             (0.03)
Net income                                        $       0.23      $       0.32      $      0.25       $      0.27

Basic weighted average shares outstanding           10,089,331        13,188,504       19,395,779        29,033,945

Diluted Per Share Data:
Net income before extraordinary item              $       0.23      $       0.32      $      0.24       $      0.29
Extraordinary item                                          --                --               --             (0.03)
Net income                                        $       0.23      $       0.32      $      0.24       $      0.26

Diluted weighted average shares outstanding         10,256,129        13,432,442       21,132,947        31,450,823

Per share amounts do not  necessarily  sum to per share amounts for the year as weighted  average shares  outstanding  are measured for each period  presented, rather than solely for the entire year.

                                         GLENBOROUGH REALTY TRUST INCORPORATED
                                SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   December 31, 1997
                                                    (in thousands)


           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to          Subsequent to
                                                       Company (1)            Acquisition (6)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
--------------------------------------------------------------------------------------------------

Office Properties:
    4500 Plaza, UT (8)               $  875       $ 1,192       $  4,606         $    667
    Warner Village, CA                   --           558          2,232               24
    Globe Building, WA                   --           375          1,501              165
    One Professional Square, NE          --           285          1,142              112
    Vintage Pointe, AZ                2,087           738          2,950              130
    Tradewinds Financial, AZ             --           303          1,214               22
    Dallidet Center, CA                  --           676          2,703               11
    Hillcrest Office Plaza, CA           --           330          1,319              146
    Academy Prof. Center, CA             --           467          1,866              107
    University Tech Center, CA           --         2,011          8,046              450
    Montgomery Exec. Center, MD          --         1,919          7,676              288
    Post Oak Place, TX                   --           395          1,579               26
    Gatehall, NJ                         --         1,857          7,427               46
    Buschwood III, FL                    --         1,472          5,890               42
    25 Independence Blvd., NJ            --         4,535         18,141               60
    Morristown Medical Offices, NJ       --           517          1,832                6
    Frontier Executive Quarters I, NJ    --         4,189         33,892               99
    Frontier Executive Quarters II, NJ   --           629          5,091               15
    Bridgewater Exec. Quarters, NJ    4,487         2,069          7,337               25
    Citibank Park, NV                    --         4,611         18,442              107
    Temple Terrace, FL                   --         1,782          6,949               18
    Thousand Oaks, TN                    --        10,741         40,355              190
    Regency Westpointe, NE (8)          (5)           530          3,147              834
    Centerstone Plaza, CA               (4)         6,066         24,265               88
    Woodlands Plaza, MO                 (4)         1,107          4,426              143
    700 South Washington, VA            (4)         1,974          7,894               53
    Riverview Office Tower, MN          (4)         4,083         16,333              409
    Westford Corporate Center, MA       (4)         2,078          8,310               68
    Bond Street, MI                      --           716          2,147              189

           COLUMN A                               COLUMN E                COLUMN F        COLUMN G          COLUMN H

                                            Gross Amount Carried
                                            at December 31, 1997
                                                 Buildings                                  (1)              Life
                                                    and         (3)      Accumulated       Date           Depreciated
     Description                       Land     Improvements    Total    Depreciation     Acquired            Over
-----------------------------------------------------------------------------------------------------------------------

Office Properties:
    4500 Plaza, UT (8)               $ 1,123     $  5,342     $   6,465   $  2,629            3/86          1-30 yrs.
    Warner Village, CA                   558        2,256         2,814        114           10/96          1-30 yrs.
    Globe Building, WA                   375        1,666         2,041         86           10/96          1-30 yrs.
    One Professional Square, NE          285        1,254         1,539         67           10/96          1-30 yrs.
    Vintage Pointe, AZ                   738        3,080         3,818        159           11/96          1-30 yrs.
    Tradewinds Financial, AZ             304        1,235         1,539         62           11/96          1-30 yrs.
    Dallidet Center, CA                  677        2,713         3,390        136           11/96          1-30 yrs.
    Hillcrest Office Plaza, CA           330        1,465         1,795         74           11/96          1-30 yrs.
    Academy Prof. Center, CA             481        1,959         2,440         49            4/97          1-30 yrs.
    University Tech Center, CA         2,086        8,421        10,507        142            6/97          1-30 yrs.
    Montgomery Exec. Center, MD        1,928        7,955         9,883        135            9/97          1-30 yrs.
    Post Oak Place, TX                   396        1,604         2,000         27            9/97          1-30 yrs.
    Gatehall, NJ                       1,865        7,465         9,330        124            9/97          1-30 yrs.
    Buschwood III, FL                  1,479        5,925         7,404         99            9/97          1-30 yrs.
    25 Independence Blvd., NJ          4,547       18,189        22,736        304            9/97          1-30 yrs.
    Morristown Medical Offices, NJ       518        1,837         2,355         31            9/97          1-30 yrs.
    Frontier Executive Quarters I, NJ  4,200       33,980        38,180        566            9/97          1-30 yrs.
    Frontier Executive Quarters II, NJ   631        5,104         5,735         85            9/97          1-30 yrs.
    Bridgewater Exec. Quarters, NJ     2,075        7,356         9,431        122            9/97          1-30 yrs.
    Citibank Park, NV                  4,628       18,532        23,160        155            9/97          1-30 yrs.
    Temple Terrace, FL                 1,786        6,963         8,749         58           12/97          1-30 yrs.
    Thousand Oaks, TN                 10,741       40,545        51,286        336           12/97          1-30 yrs.
    Regency Westpointe, NE (8)           530        3,981         4,511      1,491            6/87          5-30 yrs.
    Centerstone Plaza, CA              6,077       24,342        30,419        407            7/97          1-30 yrs.
    Woodlands Plaza, MO                1,114        4,562         5,676        183            4/97          1-30 yrs.
    700 South Washington, VA           1,981        7,940         9,921        199            4/97          1-30 yrs.
    Riverview Office Tower, MN         4,095       16,730        20,825        424            4/97          1-30 yrs.
    Westford Corporate Center, MA      2,091        8,365        10,456        209            4/97          1-30 yrs.
    Bond Street, MI                      716        2,336         3,052        106            9/96          1-40 yrs.


                                                      (continued)

                                         GLENBOROUGH REALTY TRUST INCORPORATED
                                SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   December 31, 1997
                                                    (in thousands)

           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to          Subsequent to
                                                       Company (1)            Acquisition (6)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
----------------------------------------------------------------------------------------------------
Office Properties continued:
   University Club Tower, MO            --       $ 4,087      $  14,519          $ 1,472
   Windsor Portfolio (7)                --            --         13,036               --
----------------------------------------------------------------------------------------------------
         Office Total                             62,292        276,267            6,012
----------------------------------------------------------------------------------------------------
Office/Flex Properties:
   Park 100 - Building 42, IN (8)       --           712          3,286             (560)
   Rancho Bernardo, CA                  --           518          2,072               55
   Hoover Industrial, AZ                --           322          1,290               14
   Walnut Creek Industrial. TX     $ 1,407           773          3,093                3
   Chatsworth Ind. Park, CA            833           253          1,014               74
   Sandhill Industrial Park, CA      1,753           563          2,254              104
   San Dimas Industrial Ctr., CA       591           237            947               49
   Glassell Industrial Center, CA    1,273           658          2,630              264
   Kraemer Industrial Park, CA       1,425           384          1,537               90
   Magnolia Industrial, AZ              --           310          1,241               58
   The Business Park, GA                --         1,478          5,912               52
   Newport Business Center, FL          --           651          2,604               31
   Oakbrook Corners, GA                 --         1,052          4,209               36
   Baseline Business Park, AZ           --           882          3,527               27
   Cypress Creek Business Ctr., FL      --           872          3,490               76
   Scripps Terrace, CA                  --           676          2,685               15
   Riverview Industrial Park, MN        --           837          3,348               19
   Winnetka Industrial Center, MN       --         1,184          4,737               27
   Kent Business Park, WA               --         1,206          4,822               46
   Valley Business Park, CO             --         1,757          7,027               39
   Tierrasanta Research Park, CA        --         1,297          5,189              249
   Germantown Business Center, MD       --         1,438          5,753               19
   Fox Hollow Business Quarters, NJ     --         1,572          2,358               10
   Fairfield Business Quarters, NJ   2,903           816          3,479                3
   Columbia Warehouse, MD               --           391          1,565                7


           COLUMN A                               COLUMN E                COLUMN F        COLUMN G          COLUMN H

                                            Gross Amount Carried
                                            at December 31, 1997
                                                 Buildings                                  (1)              Life
                                                    and         (3)      Accumulated       Date           Depreciated
     Description                       Land     Improvements    Total    Depreciation     Acquired            Over
-----------------------------------------------------------------------------------------------------------------------
Office Properties continued:
   University Club Tower, MO       $   4,087   $   15,991     $  20,078   $    731            7/96          1-40 yrs.
   Windsor Portfolio (7)                  --       13,036        13,036         --              (7)               (7)
-----------------------------------------------------------------------------------------------------------------------
         Office Total                 62,442      282,129       344,571      9,310
-----------------------------------------------------------------------------------------------------------------------
Office/Flex Properties:
   Park 100 - Building 42, IN (8)        712        2,726         3,438        643           10/86          5-25 yrs.
   Rancho Bernardo, CA                   518        2,127         2,645        109           10/96          1-30 yrs.
   Hoover Industrial, AZ                 322        1,304         1,626         66           10/96          1-30 yrs.
   Walnut Creek Industrial. TX           774        3,095         3,869        155           10/96          1-30 yrs.
   Chatsworth Ind. Park, CA              264        1,077         1,341         27            4/97          1-30 yrs.
   Sandhill Industrial Park, CA          584        2,337         2,921         58            4/97          1-30 yrs.
   San Dimas Industrial Ctr., CA         246          987         1,233         25            4/97          1-30 yrs.
   Glassell Industrial Center, CA        704        2,848         3,552         71            4/97          1-30 yrs.
   Kraemer Industrial Park, CA           401        1,610         2,011         40            4/97          1-30 yrs.
   Magnolia Industrial, AZ               322        1,287         1,609         32            6/97          1-30 yrs.
   The Business Park, GA               1,485        5,957         7,442        100            9/97          1-30 yrs.
   Newport Business Center, FL           654        2,632         3,286         44            9/97          1-30 yrs.
   Oakbrook Corners, GA                1,057        4,240         5,297         71            9/97          1-30 yrs.
   Baseline Business Park, AZ            886        3,550         4,436         60            9/97          1-30 yrs.
   Cypress Creek Business Ctr., FL       876        3,562         4,438         64            9/97          1-30 yrs.
   Scripps Terrace, CA                   678        2,698         3,376         43            9/97          1-30 yrs.
   Riverview Industrial Park, MN         841        3,363         4,204         56            9/97          1-30 yrs.
   Winnetka Industrial Center, MN      1,190        4,758         5,948         79            9/97          1-30 yrs.
   Kent Business Park, WA              1,211        4,863         6,074         82            9/97          1-30 yrs.
   Valley Business Park, CO            1,765        7,058         8,823        117            9/97          1-30 yrs.
   Tierrasanta Research Park, CA       1,303        5,432         6,735         98            9/97          1-30 yrs.
   Germantown Business Center, MD      1,442        5,768         7,210         96            9/97          1-30 yrs.
   Fox Hollow Business Quarters, NJ    1,576        2,364         3,940         39            9/97          1-30 yrs.
   Fairfield Business Quarters, NJ       817        3,481         4,298         58            9/97          1-30 yrs.
   Columbia Warehouse, MD                393        1,570         1,963         13           10/97          1-30 yrs.

                                                      (continued)


                                         GLENBOROUGH REALTY TRUST INCORPORATED
                                SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   December 31, 1997
                                                    (in thousands)

           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to          Subsequent to
                                                       Company (1)            Acquisition (6)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
--------------------------------------------------------------------------------------------------
Office/Flex Properties continued:
   Palms Business Centre North, NV       --       $ 2,483      $   7,067           $   35
   Palms Business Centre South, NV       --         4,119          9,610               51
   Palms Business Centre III, NV         --         3,970         10,207               53
   Palms Business Centre IV, NV          --           623          3,272               16
   Post Palms, NV                        --         2,513          9,453               44
   Bryant Lake Business Center, MN       --         1,883          7,531              135
   ADS Alliance Data Systems, CO         --         1,331          3,354               10
   Fingerhut Call Center Facility, FL    --         1,184          3,282                9
   PrimeCo Call Center Facility, FL      --           947          3,418               10
   Atlantic Tech @ Regency, FL           --         1,117          4,302               11
   Clark Avenue, PA                      --           646          2,584               14
   Dominguez Industrial, CA              --           665          2,662              168
   Dunn Way Industrial, CA               --           400          1,601              166
   Monroe Industrial, CA              $ 733           275          1,101               58
   Upland Industrial, CA                 --           144            576               64
   Fisher-Pierce, MA                    (4)           715          2,860               16
   Woodlands Tech Center, MO            (4)           943          3,773              138
   Lake Point Business Park, FL         (4)         1,336          5,343               99
--------------------------------------------------------------------------------------------------
         Office/Flex Total                         46,133        162,065            1,904
--------------------------------------------------------------------------------------------------
Industrial Properties:
   Case Equipment Corp.:
    Kansas City, KS (8)                  --           383          3,264           (1,397)
    Memphis, TN (8)                      --           305          2,583           (1,106)
   Park 100 - Building 46, IN (8)        --            --             --              211
   Mercantile I, TX                      --           783          3,133              118
   Quaker Industrial, TX                 --           103            412               40
   Pinewood Industrial, TX               --           144            577                6
   Fifth Street, AZ                      --           630          2,522              135
   Airport Perimeter Bus. Park, GA       --           482          1,928               17
   Springdale Commerce Ctr., CA          --         1,025          4,101               23

           COLUMN A                               COLUMN E                COLUMN F        COLUMN G          COLUMN H

                                            Gross Amount Carried
                                            at December 31, 1997
                                                 Buildings                                  (1)              Life
                                                    and         (3)      Accumulated       Date           Depreciated
     Description                       Land     Improvements    Total    Depreciation     Acquired            Over
-----------------------------------------------------------------------------------------------------------------------
Office/Flex Properties continued:
   Palms Business Centre North, NV   $ 2,492     $  7,093     $   9,585    $    59           10/97          1-30 yrs.
   Palms Business Centre South, NV     4,134        9,646        13,780         80           10/97          1-30 yrs.
   Palms Business Centre III, NV       3,984       10,246        14,230         85           10/97          1-30 yrs.
   Palms Business Centre IV, NV          626        3,285         3,911         27           10/97          1-30 yrs.
   Post Palms, NV                      2,522        9,488        12,010         79           10/97          1-30 yrs.
   Bryant Lake Business Center, MN     1,907        7,642         9,549         63           11/97          1-30 yrs.
   ADS Alliance Data Systems, CO       1,334        3,361         4,695         28           12/97          1-30 yrs.
   Fingerhut Call Center Facility, FL  1,187        3,288         4,475         27           12/97          1-30 yrs.
   PrimeCo Call Center Facility, FL      949        3,426         4,375         29           12/97          1-30 yrs.
   Atlantic Tech @ Regency, FL         1,119        4,311         5,430         36           12/97          1-30 yrs.
   Clark Avenue, PA                      649        2,595         3,244         43            9/97          1-30 yrs.
   Dominguez Industrial, CA              697        2,798         3,495         71            4/97          1-30 yrs.
   Dunn Way Industrial, CA               427        1,740         2,167         43            4/97          1-30 yrs.
   Monroe Industrial, CA                 282        1,152         1,434         28            4/97          1-30 yrs.
   Upland Industrial, CA                 155          629           784         16            4/97          1-30 yrs.
   Fisher-Pierce, MA                     718        2,873         3,591         72            4/97          1-30 yrs.
   Woodlands Tech Center, MO             949        3,905         4,854        105            4/97          1-30 yrs.
   Lake Point Business Park, FL        1,344        5,434         6,778        137            4/97          1-30 yrs.
-----------------------------------------------------------------------------------------------------------------------
         Office/Flex Total            46,496      163,606       210,102      3,274
-----------------------------------------------------------------------------------------------------------------------
Industrial Properties:
   Case Equipment Corp.:
    Kansas City, KS (8)                  236        2,014         2,250        558            3/84            50 yrs.
    Memphis, TN (8)                      187        1,595         1,782        442            3/84            50 yrs.
   Park 100 - Building 46, IN (8)         --          211           211         94           10/86          5-25 yrs.
   Mercantile I, TX                      783        3,251         4,034        179           10/96          1-30 yrs.
   Quaker Industrial, TX                 103          452           555         23           10/96          1-30 yrs.
   Pinewood Industrial, TX               144          583           727         30           10/96          1-30 yrs.
   Fifth Street, AZ                      654        2,633         3,287         65            6/97          1-30 yrs.
   Airport Perimeter Bus. Park, GA       484        1,943         2,427         33            9/97          1-30 yrs.
   Springdale Commerce Ctr., CA        1,030        4,119         5,149         69            9/97          1-30 yrs.

                                                      (continued)


                                         GLENBOROUGH REALTY TRUST INCORPORATED
                                SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   December 31, 1997
                                                    (in thousands)

           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to          Subsequent to
                                                       Company (1)            Acquisition (6)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
--------------------------------------------------------------------------------------------------
Industrial Properties continued:
   Atlantic Industrial, GA               --       $   967       $  3,866          $    22
   Coronado Industrial, CA               --           708          2,831               16
   Glenn Avenue Business Ctr., IL        --           563          2,250               12
   Wood Dale Business Center, IL         --           601          2,403               13
   Burnham Industrial Warehouse, FL      --           591          2,366               14
   Bonnie Lane Business Center, IL       --           735          2,938               16
   Jencraft Industrial, NJ               --         1,323          4,975               16
   Eatontown Industrial, NJ              --           763          1,963                7
   E. Anaheim, CA                        --         1,474          3,282               18
   Fairmont Commerce Center, AZ          --           732          2,928               14
   Benicia Industrial Park, CA (8)      (5)         1,037          4,787               66
   Navistar International:
    W. Chicago, IL (8)                  (5)         1,289         10,941           (4,618)
    Baltimore, MD (8)                   (5)           577          4,911           (2,100)
   Belshaw Industrial, CA               530           103            520               46
   Southworth-Milton, MA                (4)         1,913          7,652               43
   Skypark, CA                        7,428         3,899         17,802               --
   Sea Tac II, WA (2) (8)                --           712          1,474             (178)
--------------------------------------------------------------------------------------------------
         Industrial Total                          21,842         96,409           (8,546)
--------------------------------------------------------------------------------------------------
Retail Properties:
   Auburn North, WA                      --         1,099          4,397              162
   Piedmont Plaza, FL                    --         1,308          5,233               43
   River Run Shopping Ctr., FL           --         1,422          5,687               41
   Goshen Plaza, MD                      --           989          3,958               22
   Westbrook Commons, IL                 --         3,053         12,213               68
   Sonora Plaza, CA                   4,965         1,945          7,781               18
   Shannon Crossing, GA (8)             (5)         2,488          2,075              360
   Westwood Plaza, FL (8)               (5)         2,599          5,110              563
   Park Center, CA (2) (8)               --         1,748          3,296             (544)
--------------------------------------------------------------------------------------------------
        Retail Total                               16,651         49,750              733
--------------------------------------------------------------------------------------------------

           COLUMN A                               COLUMN E                COLUMN F        COLUMN G          COLUMN H

                                            Gross Amount Carried
                                            at December 31, 1997
                                                 Buildings                                  (1)              Life
                                                    and         (3)      Accumulated       Date           Depreciated
     Description                       Land     Improvements    Total    Depreciation     Acquired            Over
-----------------------------------------------------------------------------------------------------------------------
Industrial Properties continued:
   Atlantic Industrial, GA          $   971      $ 3,884     $   4,855    $    65            9/97          1-30 yrs.
   Coronado Industrial, CA              711        2,844         3,555         47            9/97          1-30 yrs.
   Glenn Avenue Business Ctr., IL       565        2,260         2,825         38            9/97          1-30 yrs.
   Wood Dale Business Center, IL        603        2,414         3,017         40            9/97          1-30 yrs.
   Burnham Industrial Warehouse, FL     594        2,377         2,971         40            9/97          1-30 yrs.
   Bonnie Lane Business Center, IL      738        2,951         3,689         49            9/97          1-30 yrs.
   Jencraft Industrial, NJ            1,326        4,988         6,314         83            9/97          1-30 yrs.
   Eatontown Industrial, NJ             765        1,968         2,733         33            9/97          1-30 yrs.
   E. Anaheim, CA                     1,480        3,294         4,774         27           10/97          1-30 yrs.
   Fairmont Commerce Center, AZ         735        2,939         3,674         24           10/97          1-30 yrs.
   Benicia Industrial Park, CA (8)      978        4,912         5,890      1,866            7/86          5-30 yrs.
   Navistar International:
    W. Chicago, IL (8)                  793        6,819         7,612      1,892            3/84            50 yrs.
    Baltimore, MD (8)                   356        3,032         3,388        839            3/84            50 yrs.
   Belshaw Industrial, CA               134          535           669         13            4/97          1-30 yrs.
   Southworth-Milton, MA              1,922        7,686         9,608        192            4/97          1-30 yrs.
   Skypark, CA                        3,899       17,802        21,701        443           12/97            30 yrs.
   Sea Tac II, WA (2) (8)               712        1,296         2,008        319            2/86          5-25 yrs.
-----------------------------------------------------------------------------------------------------------------------
         Industrial Total            20,903       88,802       109,705      7,503
-----------------------------------------------------------------------------------------------------------------------
Retail Properties:
   Auburn North, WA                   1,099        4,559         5,658        229           10/96          1-30 yrs.
   Piedmont Plaza, FL                 1,317        5,267         6,584        132            4/97          1-30 yrs.
   River Run Shopping Ctr., FL        1,428        5,722         7,150         95            9/97          1-30 yrs.
   Goshen Plaza, MD                     994        3,975         4,969         66            9/97          1-30 yrs.
   Westbrook Commons, IL              3,067       12,267        15,334        204            9/97          1-30 yrs.
   Sonora Plaza, CA                   1,947        7,797         9,744        390           11/96          1-30 yrs.
   Shannon Crossing, GA (8)           2,488        2,435         4,923      1,581           10/88          3-14 yrs.
   Westwood Plaza, FL (8)             2,599        5,673         8,272      2,523            1/88          3-23 yrs.
   Park Center, CA (2) (8)            1,748        2,752         4,500        625            9/86          5-25 yrs.
-----------------------------------------------------------------------------------------------------------------------
        Retail Total                 16,687       50,447        67,134      5,845
-----------------------------------------------------------------------------------------------------------------------

                                                      (continued)

                                         GLENBOROUGH REALTY TRUST INCORPORATED
                                SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   December 31, 1997
                                                    (in thousands)


           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to          Subsequent to
                                                       Company (1)            Acquisition (6)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
--------------------------------------------------------------------------------------------------
Multi-family Properties:
   Summer Breeze, CA (8)        $     2,578      $  1,857     $    2,138         $    217
   Sahara Gardens, NV                    --         1,871          7,500              215
   Sharonridge I & II, NC             1,756           518          2,071               24
   Wendover Glen, NC                  2,497           586          2,346               27
   The Oaks, NC                       2,341           662          2,649               31
   The Landing on Farmhurst, NC       3,131           826          3,306               39
   The Courtyard, NC                  1,595           431          1,723               20
   Sabal Point I, II & III, NC           --         3,650         14,602              169
   Willow Glen, NC                    2,412           809          3,236               37
   Arrowood Crossing I & II, NC       6,504         1,805          7,222               83
   The Chase (Commonwealth), NC       3,190           771          3,083               35
   The Chase (Monroe), NC                --         1,015          4,062               47
   Villas de Mission, NV              7,220         1,924          7,695               99
   Overlook, AZ                         (4)         2,259          9,036              104
--------------------------------------------------------------------------------------------------
        Multi-family Total                         18,984         70,669            1,147
--------------------------------------------------------------------------------------------------
Hotel Properties:
   Country Inn by Carlson:
     San Antonio, TX                     --           784          2,032               99
   Country Inn & Suites by Carlson:
     Scottsdale, AZ                   4,457            --         12,059               61
   Country Suites by Carlson:
     Arlington, TX (8)                  (5)         1,527          5,346            1,336
     Irving, TX (2) (8)                  --           972          3,850           (1,027)
     Ontario, CA (8)                    (5)         1,224          5,576              367
     Tucson, AZ (8)                     (5)         1,048          7,600            1,265
--------------------------------------------------------------------------------------------------
        Hotel Total                                 5,555         36,463            2,101
--------------------------------------------------------------------------------------------------
        Combined Total          $   228,299     $ 171,457     $  691,623         $  3,351
==================================================================================================

           COLUMN A                               COLUMN E                COLUMN F        COLUMN G          COLUMN H

                                            Gross Amount Carried
                                            at December 31, 1997
                                                 Buildings                                  (1)              Life
                                                    and         (3)      Accumulated       Date           Depreciated
     Description                       Land     Improvements    Total    Depreciation     Acquired            Over
-----------------------------------------------------------------------------------------------------------------------
Multi-family Properties:
   Summer Breeze, CA (8)          $   1,857    $   2,355    $    4,212    $     407          1/95          3-18 yrs.
   Sahara Gardens, NV                 1,872        7,714         9,586          385         10/96          1-30 yrs.
   Sharonridge I & II, NC               542        2,071         2,613           17         12/97          1-30 yrs.
   Wendover Glen, NC                    613        2,346         2,959           20         12/97          1-30 yrs.
   The Oaks, NC                         693        2,649         3,342           22         12/97          1-30 yrs.
   The Landing on Farmhurst, NC         865        3,306         4,171           28         12/97          1-30 yrs.
   The Courtyard, NC                    451        1,723         2,174           14         12/97          1-30 yrs.
   Sabal Point I, II & III, NC        3,819       14,602        18,421          122         12/97          1-30 yrs.
   Willow Glen, NC                      846        3,236         4,082           27         12/97          1-30 yrs.
   Arrowood Crossing I & II, NC       1,888        7,222         9,110           60         12/97          1-30 yrs.
   The Chase (Commonwealth), NC         806        3,083         3,889           26         12/97          1-30 yrs.
   The Chase (Monroe), NC             1,062        4,062         5,124           34         12/97          1-30 yrs.
   Villas de Mission, NV              1,924        7,794         9,718          390         10/96          1-30 yrs.
   Overlook, AZ                       2,274        9,125        11,399          228          4/97          1-30 yrs.
------------------------------------------------------------------------------------------------------------------------
        Multi-family Total           19,512       71,288        90,800        1,780
------------------------------------------------------------------------------------------------------------------------
Hotel Properties:
   Country Inn by Carlson:
     San Antonio, TX                    785        2,130         2,915          126          8/96          3-30 yrs.
   Country Inn & Suites by Carlson:
     Scottsdale, AZ                      --       12,120        12,120          594          2/97          3-30 yrs.
   Country Suites by Carlson:
     Arlington, TX (8)                1,610        6,599         8,209        3,751         12/86          7-25 yrs.
     Irving, TX (2) (8)                 954        2,841         3,795          798         10/86          5-25 yrs.
     Ontario, CA (8)                  1,145        6,022         7,167        3,260         11/86          5-30 yrs.
     Tucson, AZ (8)                   1,093        8,820         9,913        4,972         12/86          7-25 yrs.
------------------------------------------------------------------------------------------------------------------------
        Hotel Total                   5,587       38,532        44,119       13,501
------------------------------------------------------------------------------------------------------------------------
        Combined Total          $ $ 171,627    $ 694,804    $  866,431    $  41,213
========================================================================================================================

                                                      (continued)

                      GLENBOROUGH REALTY TRUST INCORPORATED
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997
                                 (in thousands)


(1) Initial  cost  and  date  acquired  by  GRT  Predecessor  Entities,   where
    applicable.
(2) The Company holds a participating first mortgage interest in the property. In accordance with GAAP, the Company is accounting for the property as though it holds fee title.
(3) The aggregate cost for Federal income tax purposes is $711,995.
(4) Pledged as security for Wells Fargo Bank Secured Loan - $59,724.
(5) Pledged as security for loan with an investment bank -- $19,444.
(6) Bracketed amounts represent reductions to carrying value in prior years.
(7) Initial Cost represents escrow deposit related to the acquisition of the Windsor Portfolio which occurred in January 1998 (see Note 14).
(8) Initial Cost represents original book value carried forward from the financial statements of the GRT Predecessor Entities.


                                                                   GLENBOROUGH REALTY TRUST INCORPORATED

                                                                             December 31, 1997
                                                                               (in thousands)


Reconciliation of gross amount at which real estate was carried for the years ended December 31:


                                                                   1997               1996               1995
                                                                ----------         ----------         ----------
Investments in real estate:

  Balance at beginning of year                                 $  190,729         $  102,451         $   83,449

   Additions during year:
    Property acquisitions                                         687,523             89,653             17,151
    Improvements                                                    2,691              1,572              1,851

   Retirements/sales                                              (14,512)            (2,947)                --
                                                                ----------         ----------         ----------
  Balance at end of year                                       $  866,431         $  190,729         $  102,451
                                                                ==========         ==========         ==========

Accumulated Depreciation:

  Balance at beginning of year                                 $   28,784         $   24,877         $   19,455

   Additions during year:
    Depreciation                                                   14,496              4,305              2,254
    Acquisitions                                                      443                 --              3,168

   Retirements/sales                                               (2,510)              (398)                --
                                                                ----------         ----------         ----------
  Balance at end of year                                       $   41,213         $   28,784         $   24,877
                                                                ==========         ==========         ==========

                                         GLENBOROUGH REALTY TRUST INCORPORATED
                            SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

                                                   December 31, 1997
                                                    (in thousands)

           COLUMN A                 COLUMN B         COLUMN C                     COLUMN D                         COLUMN E


      Description of Loan            Current         Maturity                     Periodic
     and Securing Property        Interest Rate        Date                     Payment Terms                     Prior Liens

     First Mortgage Loan              9%             6/1/01              Monthly interest and principal           None
       Industrial property,                                              payments, based on a thirty
       Los Angeles, CA                                                   year amortization


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

     First Mortgage Loan         $   553         $   507               None
       Industrial property,
       Los Angeles, CA


     First Mortgage Loan           3,850           3,185 (1)           None
       Medical building
       Phoenix, AZ


Total                            $ 4,403         $ 3,692


(1) The loan amount is $3,850,000, of which $2,694,000 was initially disbursed to the borrower and
    $906,000 was held by the Company as leasing and interest reserves. In 1997, $491,000 of the leasing and interest reserves were drawn by the borrower.

                      GLENBOROUGH REALTY TRUST INCORPORATED
         SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

                                December 31, 1997
                                 (in thousands)


The following is a summary of changes in the carrying amount of mortgage loans for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                      1997              1996              1995
                                   ---------         ---------         ---------
Balance at beginning of year      $   9,905         $   7,465         $  19,953

Additions during year:
   New mortgage loans                   491             2,694                7

Deductions during year:
   Loss provision                        --                --             (863)
   Collections of principal          (6,704)             (254)         (11,632)
                                   ---------         ---------         ---------
Balance at end of year            $   3,692         $   9,905         $  7,465
                                   =========         =========         =========

                           UNCONSOLIDATED SUBSIDIARY

Due to the lessee-lessor relationship between GHG and the Company, the Securities and Exchange Commission requires disclosures concerning GHG as if it were a registrant. Accordingly, the financial statements of GHG have been included in the Annual Report on Form 10-K of the Company for the year ended December 31, 1997, and such financial statements follow the Company's Consolidated Financial Statements in Item 14.

GLENBOROUGH HOTEL GROUP

Background

Glenborough Hotel Group ("GHG") was organized in the state of Nevada on September 23, 1991. As of December 31, 1997, GHG operates hotel properties owned by the Company under five separate percentage leases and manages two hotel properties owned by affiliates. The Company owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including Terri Garnick, an executive officer of the Company, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

In April 1997, the management contract of one of the previously managed hotel properties was terminated due to the sale of the property.

GHG also owns approximately 80% of the common stock of Resort Group, Inc. ("RGI"). RGI manages homeowners associations and rental pools for two beachfront resort condominium hotel properties and owns six rental units at one of the properties. GHG receives 100% of the earnings of RGI and consolidates their operations with its own.

Through July 1997, GHG also owned 94% of the outstanding common stock of Atlantic Pacific Holdings, Ltd., the sole owner of 100% of the common stock of Atlantic Pacific Assurance Company, Limited ("APAC"), a Bermuda corporation formed to underwrite certain insurable risks of certain of the Company's predecessor partnerships and related entities. As anticipated, in July 1997, APAC was liquidated and GHG received a liquidating distribution of approximately $2,136,000. GHG has recognized a gain of approximately $1,381,000 over its investment basis and costs of liquidation. GHG had accounted for its investment in APAC using the cost method due to its anticipated liquidation.

Liquidity and Capital Resources

GHG's primary source of funding is the cash generated by the operations of the five hotels leased from the Company and fees received for (i) managing two hotels owned by two partnerships and (ii) managing the homeowners associations and rental pools for the resort condominium hotel properties as discussed above.

The boards of directors of GHG declared and paid the following quarterly dividends for the year ending December 31, 1997:

                                         1st Quarter    2nd Quarter     3rd Quarter     4th Quarter        Total
Preferred dividends to the Company       $   7,500      $   7,500        $   7,500       $   7,500      $   30,000
Additional dividends to the Company         30,938         30,938           30,938          30,938         123,752
Total dividends to the Company              38,438         38,438           38,438          38,438         153,752
Dividends to others                         10,312         10,312           10,312          10,312          41,248
Total dividends                          $  48,750      $  48,750        $  48,750       $  48,750      $  195,000

(1) Dividends  for the fourth  quarter of 1997 were declared and paid in January 1998.

Results of Operations

Hotel revenue, which represents the revenue earned on the five hotels leased from the Company, increased $3,917,000, or 52%, to $11,380,000 for the year ended December 31, 1997, from $7,463,000 for the year ended December 31, 1996. This increase is primarily due to the acquisition of the San Antonio Hotel lease in August 1996 and the acquisition of the Scottsdale Hotel lease in February 1997.

Fee revenue and salary reimbursements of $2,060,000 represents the fees earned for managing two hotels and two resort condominium hotels. The decrease from the year ended December 31, 1996, to the year ended December 31,

1997, is primarily due to the change in ownership of one of the managed hotel properties (see discussion above) which resulted in GHG no longer managing this hotel as of April 1997.

The gain on the liquidation of APAC resulted from the July 1997 receipt by GHG of a liquidating distribution of approximately $2,136,000 which, net of liquidation costs, resulted in a gain of $1,381,000 over its investment basis of $755,000. GHG had accounted for its investment in APAC using the cost method due to its anticipated liquidation. The gain on liquidation was not subject to income taxes.

The primary expenses associated with the leased hotels are room expenses, lease payments, sales and marketing, property general and administrative, and other operating expenses, including utilities, maintenance and insurance. All leased hotel expenses increased from the year ended December 31, 1996, to the year ended December 31, 1997, due to the acquisition of two hotels as discussed above.

The only direct expenses incurred in connection with the management of the two hotels and two resort condominium hotel properties are salaries and benefits which decreased $340,000 from the year ended December 31, 1996, to the year ended December 31, 1997. This decrease is primarily due to the sale of one of the managed hotel properties which resulted in GHG no longer managing this hotel as of April 1997.

General and administrative costs represent the overhead costs associated with administering the business of GHG. Such costs primarily consist of administrative salaries and benefits, rent, legal fees and accounting fees. These costs increased $109,000, or 11%, to $1,104,000 for the year ended December 31, 1997, from $995,000 for the year ended December 31, 1996. The increase is primarily due to higher salaries and benefits related to the growth of GHG.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
GLENBOROUGH HOTEL GROUP:

We have audited the accompanying consolidated balance sheets of GLENBOROUGH HOTEL GROUP as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GLENBOROUGH HOTEL GROUP as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



San Francisco, California
January 21, 1998


                                            GLENBOROUGH HOTEL GROUP
                                          CONSOLIDATED BALANCE SHEETS
                                       As of December 31, 1997 and 1996
                                     (in thousands, except share amounts)


                                                                               1997                    1996
ASSETS
Cash and cash equivalents                                                  $    2,632              $      461
Accounts receivable                                                               472                     247
Investments in management contracts, net                                          354                     430
Rental property and equipment, net of
   accumulated depreciation of $129 and $111
   in 1997 and 1996, respectively                                                 154                     170
Investment in Atlantic Pacific Assurance Company, Limited (APAC)                   --                     755
Prepaid expenses                                                                  119                     156
Other assets                                                                        4                      36

     TOTAL ASSETS                                                          $    3,735              $    2,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accrued lease expense                                                   $      557              $      285
   Mortgage loan                                                                   37                      61
   Other liabilities                                                              405                     407

     Total liabilities                                                            999                     753


Stockholders' Equity:
   Common stock (1,000 shares authorized,
     issued and outstanding)                                                       20                      20
   Non-voting preferred stock (50 shares
     authorized, issued and outstanding)                                           --                      --
   Additional paid-in capital                                                   1,568                   1,568
   Retained earnings                                                            1,148                     (86)

     Total stockholders' equity                                                 2,736                   1,502

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    3,735              $    2,255


                         See accompanying notes to consolidated financial statements

                                            GLENBOROUGH HOTEL GROUP
                                       CONSOLIDATED STATEMENTS OF INCOME
                                For the years ended December 31, 1997 and 1996
                                                (in thousands)


                                                                                 1997                   1996
REVENUE
     Hotel revenue                                                          $     11,380           $     7,463
     Fees and reimbursements                                                       2,060                 2,417
     Gain on liquidation of APAC, net                                              1,381                    --
     Other revenue                                                                    36                    72

             Total revenue                                                        14,857                 9,952

EXPENSES
     Leased Hotel Properties:
        Room expenses                                                              2,841                 2,000
        Lease payments to affiliates                                               4,002                 2,507
        Sales and marketing                                                        1,213                   770
        Property general and administrative                                          991                   855
        Other operating expenses                                                   1,870                 1,036

     Managed Hotel Properties:
        Salaries and benefits                                                      1,300                 1,640

     Other Expenses:
        General and administrative                                                 1,104                   995
        Depreciation and amortization                                                 98                    99
        Interest expense                                                               4                     6

             Total expenses                                                       13,423                 9,908

Income from operations before provision
     for income taxes                                                              1,434                    44

Provision for income taxes                                                           (34)                  (17)

Net income                                                                  $      1,400           $        27



                         See accompanying notes to consolidated financial statements


                                                  GLENBOROUGH HOTEL GROUP
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      For the years ended December 31, 1997 and 1996
                                               (in thousands, except shares)



                                                                                         Addi-
                                        Preferred Stock         Common Stock            tional      Retained
                                                   Par                     Par         Paid-in      Earnings
                                      Shares       Value      Shares       Value       Capital     (Deficit)        Total
BALANCE at
 December 31, 1995                       50     $     --       1,000     $    20     $   1,368     $      --    $   1,388

Additional paid-in capital               --           --          --          --           200            --          200

Dividends                                --           --          --          --            --          (113)        (113)

Net income                               --           --          --          --            --            27           27

BALANCE at
 December 31, 1996                       50           --       1,000          20         1,568           (86)       1,502

Dividends                                --           --          --          --            --          (166)        (166)

Net income                               --           --          --          --            --         1,400        1,400

BALANCE at
December 31, 1997                        50     $     --       1,000     $    20     $   1,568     $   1,148    $   2,736


                               See accompanying notes to consolidated financial statements

                                            GLENBOROUGH HOTEL GROUP
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the years ended December 31, 1997 and 1996
                                                (in thousands)


                                                                                  1997                1996
Cash flows from operating activities:
   Net income                                                               $      1,400         $         27
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                98                   99
         Gain on liquidation of APAC, net                                         (1,381)                  --
         Changes in certain assets and liabilities                                   110                  246

         Net cash provided by operating activities                                   227                  372

Cash flows from investing activities:
   Additions to equipment                                                             (2)                  (7)
   Proceeds from liquidation of investment in APAC                                 2,136                   --

         Net cash provided by (used for) investing activities                      2,134                   (7)

Cash flows from financing activities:
   Dividends                                                                        (166)                (113)
   Capital contributions                                                              --                  200
   Repayment of borrowings                                                           (24)                 (24)

         Net cash provided by (used for) financing activities                       (190)                  63

   Net increase in cash and cash equivalents                                       2,171                  428

   Cash and cash equivalents at beginning of period                                  461                   33

   Cash and cash equivalents at end of period                               $      2,632         $        461

Supplemental disclosure of cash flow information:

         Cash paid for interest                                             $          4         $          6


                         See accompanying notes to consolidated financial statements

                             GLENBOROUGH HOTEL GROUP
                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

Note 1.       ORGANIZATION

Glenborough Hotel Group ("GHG") was organized in the State of Nevada on September 23, 1991. As of December 31, 1997, GHG operates hotel properties owned by Glenborough Realty Trust Incorporated ("GLB") under five separate percentage leases and manages two hotel properties owned by affiliates. GLB owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including Terri Garnick, an executive officer of GLB, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

GHG also owns approximately 80% of the common stock of Resort Group, Inc. ("RGI"). RGI manages homeowners associations and rental pools for two beachfront resort condominium hotel properties and owns six units at one of the properties. GHG receives 100% of the earnings of RGI and consolidates RGI's operations with its own.

Through July 1997, GHG also owned 94% of the outstanding common stock of Atlantic Pacific Holdings, Ltd., the sole owner of 100% of the common stock of
Atlantic Pacific Assurance Company, Limited ("APAC"), a Bermuda corporation formed to underwrite certain insurable risks of certain of GLB's predecessor partnerships and related entities. As anticipated, in July 1997, APAC was liquidated and GHG received a liquidating distribution of approximately $2,136,000. GHG has recognized a gain of $1,381,000 over its investment basis and costs of liquidation. GHG had accounted for its investment in APAC using the cost method due to its anticipated liquidation.

Note 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements present the consolidated financial position of GHG and RGI as of December 31, 1997 and 1996, and the consolidated results of operations and cash flows of GHG and RGI for the years ended December 31, 1997 and 1996. All intercompany transactions, receivables and payables have been eliminated in the consolidation.

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

Depreciation is provided using the straight-line method over the useful lives of the respective assets.

Investments in Management Contracts - Investments in management contracts are recorded at cost and are amortized on a straight-line basis over the term of the contracts.

Cash Equivalents - GHG considers short-term investments (including certificates of deposit) with a maturity of three months or less at the time of investment to be cash equivalents.

Income Taxes - Provision for income taxes is based on financial accounting income. Certain items are reported in different periods for tax and financial reporting purposes. Timing differences arising from such items are recorded as deferred tax assets, net of related valuation reserves, or liabilities, as appropriate.

Note 3.       INVESTMENTS IN MANAGEMENT CONTRACTS, NET

Investments in management contracts reflects the unamortized portion of the management contracts RGI holds with the two beachfront resort condominium hotel properties for both management of the homeowners associations and the rental pool programs.

                             GLENBOROUGH HOTEL GROUP
                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

Note 4.       RENTAL PROPERTY

Rental property and equipment represents the six condominium hotel units owned by RGI as well as furniture and fixtures in GHG's corporate offices. The six units owned by RGI participate in a resort rental program on an "at will" basis, whereby there is no fixed term of participation. Such participation generated approximately $23,000 and $19,000 of cash flow after deductions for capital reserves for the years ended December 31, 1997 and 1996, respectively.

Note 5.       MORTGAGE LOAN

Mortgage loan of $37,000 at December 31, 1997, represents the debt secured by the six condominium hotel units owned by RGI. Such debt bears interest at 7%, payable in monthly installments of principal and interest totaling $2,304, and matures June 30, 1999.

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

During the term of each Percentage Lease, the lessee is obligated to pay Base Rent plus Percentage Rent if defined levels of revenue are earned. Base Rent is required to be paid monthly in advance. Percentage Rent is calculated by multiplying fixed percentages by room revenues for each of the five hotels; the applicable percentage changes when revenue exceeds a specified threshold, and the threshold may be adjusted annually in accordance with changes in the applicable Consumer Price Index. Percentage Rent is due quarterly.

The table below sets forth the annual Base Rent and the Percentage Rent formulas for each of the five hotels.

                                            Hotel Lease Rent Provisions

                                            Percentage Rent
                                           incurred for the
                       Initial Annual         year ended                         Annual Percentage
Hotel                     Base Rent        December 31, 1997                       Rent Formulas

Ontario, CA             $   240,000         $   324,000        24% of the first  $1,668,000  of room revenue plus
                                                               40% of room revenue above  $1,668,000  and 5% of
                                                               other revenue


                                                     continued


                                              GLENBOROUGH HOTEL GROUP
                                    Notes to Consolidated Financial Statements

                                            December 31, 1997 and 1996




                                      Hotel Lease Rent Provisions - continued

                                            Percentage Rent
                                           incurred for the
                           Annual             year ended                         Annual Percentage
Hotel                     Base Rent        December 31, 1997                       Rent Formulas

Arlington, TX           $   360,000         $   333,000        27% of the first  $1,694,000  of room revenue plus
                                                               42% of room revenue above  $1,694,000  and 5%
                                                               of other revenue

Tucson, AZ              $   600,000         $   682,000        40% of the first  $1,429,000  of room revenue plus
                                                               46% of room revenue above  $1,429,000  and 5%
                                                               of other revenue

San Antonio, TX         $   312,000         $     3,000        33% of the first  $1,240,000  of room revenue plus
                                                               40% of room revenue above  $1,240,000  and 5%
                                                               of other revenue

Scottsdale, AZ          $   720,000(1)      $   548,000        41% of the first $2,600,000 of room revenue plus
                                                               60% of room revenue above $2,600,000 and 5%
                                                               of other revenue

(1)  Hotel was acquired in February 1997, therefore, rent incurred for the year ended December 31, 1997 was less than a full year's rent.

Other than real estate and personal property taxes, casualty insurance, a fixed capital improvement allowance and maintenance of underground utilities and structural elements, which are the responsibility of GLB, the Percentage Leases require the lessees to pay rent, insurance, salaries, utilities and all other operating costs incurred in the operation of the Hotels.

Note 7.       DECLARATION OF DIVIDENDS

The board of directors of GHG declared and paid the following dividends for 1997:

                                             Preferred Stock       Common Stock           Total

April, 1997                                 $       38,438       $     10,312        $     48,750

July, 1997                                          38,438             10,312              48,750

October, 1997                                       38,438             10,312              48,750

January, 1998                                       38,438             10,312              48,750

Total paid from 1997 earnings               $      153,752       $     41,248        $    195,000


                                   SIGNATURES


Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      GLENBOROUGH REALTY TRUST INCORPORATED




                   By: Glenborough Realty Trust Incorporated,



      Date: March 24, 1998                     /s/ Robert Batinovich
                                               Robert Batinovich
                                               Chairman of the Board
                                               and Chief Executive Officer





      Date: March 24, 1998                     /s/ Andrew Batinovich
                                               Andrew Batinovich
                                               Director, President and
                                               Chief Operating Officer





      Date: March 24, 1998                     /s/ Stephen Saul
                                               Stephen Saul
                                               Chief Financial Officer
                                               (Principal Financial Officer)





      Date: March 24, 1998                     /s/ Terri Garnick
                                               Terri Garnick
                                               Senior Vice President,
                                               Chief Accounting Officer,
                                               Treasurer
                                               (Principal Accounting Officer)





      Date: March 24, 1998                     /s/ Laura Wallace
                                               Laura Wallace
                                               Director

                                  EXHIBIT INDEX


Exhibit
Number                                   Exhibit Title

3.01 Articles of Amendment and Restatement of Articles of Incorporation of the Company are incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

3.02      Bylaws of the Company.

3.03 The Company's Form of Articles Supplementary relating to the 7 3/4% Series A Convertible Preferred Stock.

3.04 Second Amended and Restated Agreement of Limited Partnership of Glenborough Properties, L.P. is incorporated herein by reference to
          Exhibit 3.1 to the Company's Current Report on Form 8-K which was filed on November 1, 1996.

4.02 Form of Common Stock Certificate of the Company is incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

4.03 Form of 7 3/4% Series A Convertible Preferred Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A which was filed on January 22, 1998.

10.02 Form of Indemnification Agreement for existing Officers and Directors of the Company is incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

10.03* Stock Incentive Plan of the Company (amended and restated as of March 20, 1997) is incorporated herein by reference to Exhibit 4.0 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.06 Lease Agreements between Glenborough Properties, L.P. and Glenborough Hotel Group for Country Suites-Tucson, Country Suites-Ontario and Country Suites-Arlington are incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.24 Form of Indemnification Agreement for Existing Officers and Directors of Glenborough Hotel Group is incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

10.25 Form of Indemnification Agreement for Existing Officers and Directors of Glenborough Realty Corporation is incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

10.27 Registration Agreement between the Company and GPA, Ltd. is incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.29 Subscription Agreement between Glenborough Properties, L.P. and GPA, Ltd. is incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.31 Indemnification Agreement for Glenborough Realty Corporation and the Company, with Robert Batinovich as indemnitor is incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.33 Agreement for contribution of Partnership Interests for the University Club Tower Property is incorporated herein by reference to Exhibit
          10.39 to the Company's Registration Statement on Form S-11 (Registration No. 333-09411), which was filed on August 1, 1996.

Exhibit
Number                              Exhibit Title

10.34 Credit agreement with Wells Fargo Bank N.A. related to $50,000,000 secured revolving line of credit is incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-11 (Registration No. 333-09411), which was filed on August 1, 1996.

10.35 Credit agreement with Wells Fargo Bank N.A. related to the $6,120,000 2-year secured term loan is incorporated herein by reference to
          Exhibit 10.30 to the Company's Registration Statement on Form S-11 (Registration No. 333-09411), which was filed on August 1, 1996.

10.36 Purchase Agreement related to the acquisition of Carlsberg Plaza, one of the Carlsberg Properties is incorporated herein by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K which was filed on November 1, 1996.

10.37 Purchase Agreement related to the acquisition of Dallidet Professional Center, one of the Carlsberg Properties is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K which was filed on November 1, 1996.

10.38 Purchase Agreement related to the acquisition of Hillcrest Office Building, one of the Carlsberg Properties, is incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K which was filed on November 1, 1996.

10.39 Purchase Agreement related to the acquisition of Tradewinds Office Building, one of the Carlsberg Properties is incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K which was filed on November 1, 1996.

10.40 Purchase Agreement related to the acquisition of Sonora Plaza, one of the Carlsberg Properties is incorporated herein by reference to
          Exhibit 10.5 to the Company's Current Report on Form 8-K which was filed on November 1, 1996.

10.41 Loan Agreement between Glenborough Properties, L.P. and Carlsberg Properties, Ltd. for the $3,600,000 Grunow mortgage loan receivable is incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K which was filed on November 1, 1996.

10.42 Option Agreement between Glenborough Properties, L.P. and Carlsberg Properties, Ltd. for the Grunow Medical Building is incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K which was filed on November 1, 1996.

10.43     Contribution   agreement   related  to  the  acquisition  of  the  TRP
          Properties is incorporated herein by reference to Exhibit 99 to the Company's Current Report on Form 8-K filed on December 30, 1996.

10.44 Agreement for Contribution of Partnership Interests related to acquisition of the Bond Street Property is incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10Q/A for the quarter ended September 30, 1996.

10.45 Second Amendment to First Amended and Restated Agreement of Limited Partnership of Glenborough Properties, L.P. is incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10Q/A for the quarter ended September 30, 1996.

10.46 Second Amendment to Agreement of Limited Partnership of GPA Bond, a Calif. Limited Partnership is incorporated herein by reference to
          Exhibit 10.03 to the Company's Quarterly Report on Form 10Q/A for the quarter ended September 30, 1996.

10.47 Lease Agreement between Glenborough Properties, L.P. and Glenborough Hotel Group for Country Suites - San Antonio is incorporated herein by reference to Exhibit 10.04 to the Company's Quarterly Report on Form 10Q/A for the quarter ended September 30, 1996.

10.48 Purchase agreement related to the acquisition of the Scottsdale Hotel is incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit
Number                                 Exhibit Title

10.49 First Amendment to the Agreement of Purchase of Sale related to the purchase of the Scottsdale Hotel is incorporated herein by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.50 Lease Agreement related to the Scottsdale Hotel is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

10.51 Purchase and Sale Agreement related to the T. Rowe Price Realty Income Fund II acquisition is incorporated herein by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.52 Purchase Agreement related to the Centerstone Property acquisition is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.53 Contribution Agreement related to the Centerstone Property acquisition is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.54 Purchase Agreement related to the CIGNA acquisition is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.55 Unsecured Loan Agreement with Wells Fargo Bank, N.A. is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.56 Credit Agreement with Wells Fargo Bank, N.A. related to $250,000,000 unsecured revolving line of credit.

11.1 Statement re: Computation of Per Share Earnings is shown in Note 9 of the Consolidated Financial Statements of the Company in Item 14.

12.1      Computation of Ratio of Earnings to Fixed Charges.

21.1      Significant Subsidiaries of the Registrant

23.1      Consent of Arthur Andersen LLP, independent public accountants.

27.1      Financial Data Schedule

*         Indicates management contract or compensatory plan or arrangement.

Exhibit 3.02
                      GLENBOROUGH REALTY TRUST INCORPORATED

                                     BYLAWS


                                   ARTICLE I.

                                  STOCKHOLDERS

          SECTION 1.1 Annual Meetings. The Corporation shall hold an annual meeting of its stockholders to elect directors and transact any other business within its power either at 10:00 a.m. on the last Thursday of May in each year if not a legal holiday, or at such other time on such other day falling on or before the 30th day thereafter as shall be set by the Board of Directors. Except as otherwise permitted by applicable law, any business may be considered at an annual meeting without the purpose of the meeting having been specified in the notice. Failure to hold an annual meeting does not invalidate the Corporation's existence or affect any otherwise valid corporate acts.

          SECTION 1.2 Special Meetings. The Chairman of the Board, the President or a majority of the Board of Directors may call special meetings of the stockholders. Special meetings of stockholders shall also be called by the Secretary of the Corporation upon the written request of the holders of shares entitled to cast not less than 10% of all the votes entitled to be cast at such meeting. Such request shall state the purpose of such meeting and the matters proposed to be acted on at such meeting. The Secretary shall inform such requesting stockholders of the reasonably estimated cost of preparing and mailing notice of the meeting and, upon payment to the Corporation of such costs, the Secretary shall give notice to each stockholder entitled to notice of the meeting. Unless requested by stockholders entitled to cast a majority of all the votes entitled to be cast at such meeting, a special meeting need not be called to consider any matter which is substantially the same as a matter voted on at any special meeting of the stockholders held during the preceding twelve months.

          SECTION 1.3 Place of Meetings. Meetings of stockholders shall be held at such place in the United States as is set from time to time by the Board of Directors.

          SECTION 1.4 Notice of Meetings: Waiver of Notice . Not less than 10 nor more than 90 days before each stockholders' meeting, the Secretary shall give written notice of the meeting to each stockholder entitled to vote at the meeting and each other stockholder entitled to notice of the meeting. The notice shall state the time and place of the meeting and, if the meeting is a special meeting or notice of the purpose is required by statute, the purpose of the meeting. Notice is given to a stockholder when it is personally delivered to him, left at his residence or usual place of business, or mailed to him at his address as it appears on the records of the Corporation. Notwithstanding the foregoing provisions, each person who is entitled to notice waives notice if he before or after the meeting signs a waiver of the notice which is filed with the records of stockholders' meetings, or is present at the meeting in person or by proxy.

          SECTION 1.5 Quorum: Voting. Unless statute or the charter of the Corporation (the "Charter") provides otherwise, at a meeting of stockholders the presence in person or by proxy of stockholders entitled to cast a majority of all the votes entitled to be cast at the meeting constitutes a quorum, and a majority of all the votes cast at a meeting at which a quorum is present is sufficient to approve any matter which properly comes before the meeting, except that a plurality of all the votes cast at a meeting at which a quorum is present is sufficient to elect a director.

          SECTION 1.6 Adjournments. Whether or not a quorum is present, a meeting of stockholders convened on the date for which it was called may be adjourned from time to time without further notice to a date not more than 120 days after the original record date. Any business which might have been transacted at the meeting as originally notified may be deferred and transacted at any such adjourned meeting at which a quorum shall be present.

          SECTION 1.7 General Right to Vote: Proxies. Unless the Charter provides for a greater or lesser number of votes per share or limits or denies voting rights, each outstanding share of stock, regardless of class, is entitled to one vote on each matter submitted to a vote at a meeting of stockholders. A stockholder may vote the stock he owns of record either in person or by written proxy signed by the stockholder or by his duly authorized attorney in fact. Unless a proxy provides otherwise, it is not valid more than 11 months after its date. Shares of Common Stock shall not have cumulative voting rights.

          SECTION 1.8 List of Stockholders. At each meeting of stockholders, a true and complete list of all stockholders entitled to vote at such meeting, showing the number and class of shares held by each and certified by the transfer agent for such class or by the Secretary, shall be furnished by the Secretary.

          SECTION 1.9 Conduct of Business and Voting. At all meetings of stockholders, unless the voting is conducted by inspectors, the proxies and ballots shall be received, and all questions touching the qualification of votes and the validity of proxies, the acceptance or rejection of votes and procedures for the conduct of business not otherwise specified by these Bylaws, the Charter or law, shall be decided or determined by the chairman of the meeting. If demanded by stockholders, present in person or by proxy, entitled to cast at least 10% of all the votes entitled to be cast at the meeting, or if ordered by the chairman, the vote upon any election or question shall be taken by ballot and, upon like demand or order, the voting shall be conducted by two inspectors, in which event the proxies and ballots shall be received, and all questions touching the qualification of voters and the validity of proxies, the acceptance or rejection of votes and procedures for the conduct of business not otherwise specified by these Bylaws, the Charter or law shall be decided, by such inspectors. Unless so demanded or ordered, no vote need be by ballot and voting need not be conducted by inspectors. The stockholders at any meeting may choose an inspector or inspectors to act at such meeting, and in default of such election the chairman of the meeting may appoint an inspector or inspectors. No candidate for election as a director at a meeting shall serve as an inspector thereat.

          SECTION 1.10 Informal Action by Stockholders. Any action required or permitted to be taken at a meeting of stockholders may be taken without a meeting if there is filed with the records of stockholders' meetings a unanimous written consent which sets forth the action and is signed by each stockholder entitled to vote on the matter and a written waiver of any right to dissent signed by each stockholder entitled to notice of the meeting but not entitled to vote at it.

          SECTION 1.11 Annual Meetings and Stockholder Proposals. Nominations of individuals for election to the Board of Directors and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (i) pursuant to the Corporation's notice of meeting, (ii) by or at the direction of the Board of Directors or (iii) by any stockholder of the Corporation who was a stockholder of record at the time of giving of notice provided for this in this Section 1.11, who is entitled to vote at the meeting and who complied with the notice procedures set forth in this Section 1.11.

          For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (iii) of the preceding paragraph of this Section 1.11, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered to the secretary at the principal executive offices of the Corporation not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting. For purposes of applying this minimum to the 1995 annual meeting, the previous year's annual meeting shall be deemed to have taken place on May 20, 1994; provided that this sentence shall cease to be a part of the Bylaws after the holding of the 1995 annual meeting and any adjournment thereof. In the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. Such stockholder's notice shall set forth (i) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meting and any material interest in such business of such stockholder and of the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (x) the name and address of such stockholder, as they appear on the Corporation's books and of such beneficial owner and (y) the number of shares of each class of stock of the Corporation which are owned beneficially and of record by such stockholder and such beneficial owner.

          Notwithstanding anything in the second sentence of the preceding paragraph of this Section 1.11 to the contrary, in the event that the number of directors to be elected to the Board of Directors is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased Board of Directors made by the Corporation at least 70 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice required by this Section 1.1 shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the secretary at the principal executive offices of the Corporation not later than the close of business on the tenth day following on which such public announcement is first made by the Corporation.

          Notwithstanding the foregoing, to the extent any of the provisions of this Section 1.11 are inconsistent with the provisions of Rule 14a-8 of the Exchange Act, the provisions of Rule 14a-8 shall govern.

          SECTION 1.12 Business at Special Meetings of Stockholders. Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the Corporation's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected (i) pursuant to the Corporation's notice of meeting, (ii) by or at the direction of the Board of Directors or (iii) provided that the Board of Directors had determined that directors shall be elected at such special meeting, by any stockholder of the Corporation who is a stockholder of record at the time of giving of notice provided for in this Section 1.12, who is entitled to vote at the meeting and who has complied with the notice procedures set forth in this
Section 1.12. In the event the Corporation calls a special meeting of stockholders for the purpose of electing one or more directors to the Board of Directors, any such stockholder may nominate a person or persons (as the case may be) for election to such position as specified in the Corporation's notice of meeting, if the stockholder's notice required by the second paragraph of
Section 1.11 shall be delivered to the Secretary at the principal executive offices of the Corporation not earlier than the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting or the tenth day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the directors to be elected at such meeting.

                                   ARTICLE II.

                               BOARD OF DIRECTORS

          SECTION 2.1 Function of Directors. The business and affairs of the Corporation shall be managed under the direction of its Board of Directors. All powers of the Corporation may be exercised by or under authority of the Board of Directors, except as conferred on or reserved to the stockholders by statute or by the Charter or Bylaws.

          SECTION 2.2 Number of Directors. The Corporation shall have at least three directors; provided that, if there is no stock outstanding, the number of directors may be less than three but not less than one, and, if there is stock outstanding and so long as there are less than three stockholders, the number of directors may be less than three but not less than the number of stockholders, provided that the number thereof shall never be less than the minimum number required by statute. The Corporation shall have the number of directors provided in the Charter until changed as herein provided. A majority of the entire Board of Directors may alter the number of directors set by the Charter or these Bylaws to not more than seven nor less than the minimum number then permitted herein, but the action may not affect the tenure of office of any director.

          SECTION 2.3 Election and Tenure of Directors. Directors named in the Charter shall serve until the first annual meeting of stockholders and until successors are elected and qualify. All Directors, regardless of how elected, shall hold office until the next annual meeting of stockholders and until their successors are duly elected and qualify.

          SECTION 2.4 Removal of Director. Any director may be removed with or without cause and only by the affirmative vote of stockholders holding 66 2/3% of all the votes entitled to be cast for the election of directors.

          SECTION 2.5 Vacancy on Board. Except in the case of a vacancy on the Board of Directors among the directors elected by a class or series of capital stock other than Common Stock, newly created directorships resulting from any increase in the authorized number of directors shall be filled by a majority of the entire Board of Directors; any vacancies on the Board of Directors resulting from death, resignation, retirement, disqualification or other causes, except removal from office, shall be filled by a majority of the directors then in office, whether or not sufficient to constitute a quorum; and any vacancies on the Board of Directors resulting from removal from office shall be filled by a vote of the stockholders. A director so elected by the stockholders or by the remaining directors shall hold office until the next annual meeting of stockholders and until his successor is elected and qualified.

          SECTION 2.6 Regular Meetings. After each meeting of stockholders at which directors shall have been elected, the Board of Directors shall meet as soon as practicable for the purpose of organization and the transaction of other business. In the event that no other time and place are specified by resolution of the Board or by the President or the Chairman, with notice in accordance with Section 2.8, the Board of Directors shall meet immediately following the close of, and at the place of, such stockholders' meeting. Any other regular meeting of the Board or Directors shall be held on such date and at any place as may be designated from time to time by the Board of Directors.

          SECTION 2.7 Special Meetings. Special meetings of the Board of Directors may be called at any time by the Chairman of the Board or the President or by a majority of the Board of Directors by vote at a meeting, or in writing with or without a meeting. A special meeting of the Board of Directors shall be held at such time and place as may be designated from time to time by the Board of Directors. In the absence of designation such meeting shall be held at such time and place as may be designated in the call.

          SECTION 2.8 Notice of Meeting.Except as provided in Section 2.6, the Secretary shall give written notice to each director of each regular and special meting of the Board of Directors. The notice shall state the time and place of the meeting. Notice is given to a director when it is delivered personally to him, left at his residence or usual place of business, or sent by telegraph, facsimile transmission or telephone, at least 24 hours before the time of the meeting or, in the alternative, by mail to his address as it shall appear on the records of the Corporation, at least 72 hours before the time of the meeting. Unless the Bylaws or a resolution of the Board of Directors provides otherwise, the notice need not state the business to be transacted at or the purposes of any regular or special meeting of the Board of Directors. No notice of any meeting of the Board of Directors need be given to any director who is present at the meeting except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened, or to any director who, in writing executed and filed with the records of the meeting either before or after the holding thereof, waives such notice. Any meeting of the Board of Directors, regular or special, may adjourn from time to time to reconvene at the same or some other place, and no notice need be given of any such adjourned meeting other than by announcement.

          SECTION 2.9 Action by Directors. Unless statute or the Charter or By laws require a greater proportion, the action of a majority of the directors present at a meeting at which a quorum is present is the action of the Board of Directors. A majority of the entire Board of Directors shall constitute a quorum for the transaction of business. In the absence of a quorum, the directors present by majority vote and without notice other than by announcement may adjourn the meeting from time to time until a quorum shall attend. At any such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting as originally notified. Any action required or permitted to be taken at a meeting of the Board of Directors may be taken without a meeting, if a unanimous written consent which sets forth the action is signed by each member of the Board and filed with the minutes of proceedings of the Board.

          SECTION 2.10 Meeting by Conference Telephone. Members of the Board of Directors may participate in a meeting by means of a conference telephone or similar communications equipment if all persons participating in the meeting can hear each other at the same time. Participation in a meeting by these means constitutes presence in person at a meeting.

          SECTION 2.11 Compensation. By resolution of the Board of Directors a fixed sum and expenses, if any, for attendance at each regular or special meeting of the Board of Directors or of committees thereof, and other compensation for their services as such or on committees of the Board of Directors, may be paid to directors other than directors who are full-time employees of the Corporation. A director who serves the Corporation in any other capacity also may receive compensation for such other services pursuant to a resolution of the Board of Directors.

          SECTION 2.12 Restrictions on Investments. For so long a period of time as the Corporation shall be qualified as real estate investment trust under the Internal Revenue Code, the Board of Directors shall not authorize the Corporation to engage in any of the following investment practices or activities: (a) invest in commodities or commodity future contracts; (b) invest more than 10% of its total assets in unimproved real property or indebtedness secured by a deed of trust or mortgage loans on unimproved real property; (c) invest in indebtedness (herein called "junior debt") secured by a mortgage on real property which is subordinate to the lean of the other indebtedness (herein called "senior debt"), except where the amount of such junior debt, plus the outstanding amount of the senior debt, does not exceed 90% of the appraised value of such property, if after giving effect thereto, the value of all such investments by the Corporation (as shown on the books of the Corporation in accordance with generally accepted accounting principals after all reasonable reserves but before provision for depreciation) would not then exceed 25% of the tangible assets of the Corporation; provided, however, the restrictions in this subparagraph (c) shall not apply to investments in junior debt which do not in the aggregate exceed 10% of the Corporation's tangible assets provided such excluded investments are included within the 25% limitation; (d) invest in contracts for the sale of real estate but nothing herein shall prevent the Corporation from entering into contracts for the sale of real estate which it may own; (e) engage in trading, as compared with investment activities; (f) acquire securities in any company holding investments or engaging in activities prohibited by this section; or (g) engage in underwriting or the agency distribution of securities issued by others. The foregoing restrictions shall not apply to any assets that are acquired by the Corporation prior to or concurrently with its qualification as a real estate investment trust.

          SECTION 2.13 Transactions with Interested Directors and Officers. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association or other entity in which one or more of its directors or officers are directors or officers of this Corporation or in which one or more of the directors or officers of this Corporation are financially interested, shall be either void or voidable for this reason alone, or solely because the interested director or directors of this Corporation is present at or participates in the meeting of the Board of Directors or of the committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if the material facts as to the relationship or interest of such interested director or officer and as to the contract or transaction are disclosed or are known to the Board of Directors or committee, and the Board of Directors or committee in good faith authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors be less than a quorum, and such majority of disinterested directors determines in good faith that (a) the contract or transaction is fair and reasonable to the Corporation and its shareholders; (b) the terms of the contract or transaction are at least as favorable as the terms of any comparable contract or transaction made on an arms length basis and known to such disinterested directors; (c) the total consideration, if applicable, is not in excess of the appraised value of any property being acquired; (d) and, if the contract or transaction involves the rendering of services to the Corporation or any of its affiliates, that the compensation is not in excess of the compensation then being paid by the Corporation for any comparable services and the compensation is not greater than the charges for comparable services then known to such disinterested directors for comparable services available from others who are competent and not affiliated with any of the parties.

                                  ARTICLE III.

                                   COMMITTEES

          SECTION 3.1 Committees. The Board of Directors may appoint from among its members an Executive Committee and other committees composed of one or more directors and delegate to these committees any of the powers of the Board of Directors, except as prohibited by law. If the Board of Directors has given authorization for the issuance of stock, a committee of the Board, in accordance with a general formula or method specified by the Board by resolution or by adoption of a stock option or other plan, may fix the terms of stock subject to classification and reclassification and the terms on which any stock may be issued, including all terms and conditions required or permitted to be established or authorized by the Board of Directors under Sections 2-203 and 2-208 of the Corporations and Associations Article of the Annotated Code of Maryland.

          SECTION 3.2 Committee Procedure. Each committee may fix rules of procedure for its business. A majority of the members of a committee shall constitute a quorum for the transaction of business, and the action of a majority of those present at a meeting at which a quorum is present shall be the action of the committee. The members of a committee present at any meeting, whether or not they constitute a quorum, may appoint a director to act in the place of an absent member. Any action required or permitted to be taken at a meeting of a committee may be taken without a meeting, if a unanimous written consent which sets forth the action is signed by each member of the committee and filed with the minutes of proceedings of the committee. The members of a committee may conduct any meeting thereof by conference telephone in accordance with the provisions of Section 2.10.

          SECTION 3.3 Emergency. In the event of a state of disaster of sufficient severity to prevent the conduct and management of the affairs and business of the Corporation by its directors and officers as contemplated by the Charter and the By-Laws, any two or more available members of the then incumbent Executive Committee shall constitute a quorum of that Committee for the full conduct and management of the affairs and business of the Corporation in accordance with the provisions of Section 3.1. In the event of the unavailability, at such time, of a minimum of two members of the then incumbent Executive Committee, the available directors shall elect an Executive Committee consisting of any two members of the Board of Directors, whether or not they be officers of the Corporation, which two members shall constitute the Executive Committee for the full conduct and management of the affairs of the Corporation in accordance with the foregoing provisions of this Section. This Section shall be subject to implementation by resolution of the Board of Directors passed from time to time for that purpose, and any provisions of the By-Laws (other than this Section) and any resolutions which are contrary to the provisions of this Section or to the provisions of any such implementary resolutions shall be suspended until it shall be determined by any interim Executive Committee acting under this Section that it shall be to the advantage of the Corporation to resume the conduct and management of its affairs and business under all the other provisions of the By-Laws.

                                   ARTICLE IV.

                                    OFFICERS

          SECTION 4.1 Executive and Other Officers. The Corporation shall have a President, a Secretary, and a Treasurer. It may also have a Chairman of the Board. The Corporation may also have one or more Vice-Presidents, including Executive Vice Presidents, as well as one or more assistant officers, and subordinate officers as may be established by the Board of Directors. A person may hold more than one office in the Corporation except that no person may serve concurrently as both President and Vice-President of the Corporation. The Chairman of the Board shall be a director; the other officers may be directors. The Board of Directors shall designate who shall serve as chief executive officer and who shall have general supervision of the business and affairs of the Corporation, and may designate a chief operating officer, who shall have supervision of the operations of the Corporation, and a chief financial officer, who, among other functions, shall have supervision of the finance, treasury and accounting functions of the Corporation. In the absence of any designation, the Chairman of the Board, if there be one, shall serve as chief executive officer and the President, if not the same person, shall serve as chief operating officer. If the Chairman of the Board and the President are the same person, any Executive Vice President or Vice President may serve as chief operating officer. In the absence of the Chairman of the Board, or if there be none, the President shall be the chief executive officer and any Executive Vice President or Vice President may serve as chief operating officer.

          SECTION 4.2 Chairman of the Board. The Chairman of the Board, if one be elected, shall preside at all meetings of the Board of Directors and of the stockholders at which he shall be present. Unless otherwise provided by resolution of the Board of Directors, he shall be the chief executive officer of the Corporation and shall perform the duties customarily performed by chief executive officers, and may perform any duties of the President. In general, he shall perform all such duties as are from time to time assigned to him by the Board of Directors.

          SECTION 4.3 President. Unless otherwise provided by resolution of the Board of Directors, the President, in the absence of the Chairman of the Board, shall preside at all meetings of the Board of Directors and of the stockholders at which he shall be present. Unless otherwise provided by resolution of the Board of Directors, the President shall be the chief operating officer of the Corporation and shall perform the duties customarily performed by chief operating officers. He may sign and execute, in the name of the Corporation, all authorized deeds, mortgages, bonds, contracts or other instruments, except in cases in which the signing and execution thereof shall have been expressly delegated to some other officer or agent of the Corporation. In general, he shall perform such other duties usually performed by a president of a corporation and such other duties as are from time to time assigned to him by the Board of Directors or the chief executive officer of the Corporation.


          SECTION 4.4 Vice-Presidents. The Vice-President or Vice-Presidents designated by the Board of Directors of the Corporation as Executive Vice-Presidents, at the request of the chief executive officer or the President, or in the President's absence or during his inability to act, shall perform the duties and exercise the functions of the President, and when so acting shall have the powers of the President. If there be more than one Executive Vice-President, the Board of Directors may determine which one or more of the Executive Vice-Presidents shall perform any of such duties or exercise any of such functions, of if such determination is not made by the Board of Directors, the chief executive officer or the President may make such determination; otherwise any of the Executive Vice-Presidents may perform any of such duties or exercise any of such functions. If there be no Vice-President or Vice-Presidents designated as Executive Vice-President, the Vice-President or Vice-Presidents, at the request of the chief executive officer or the President, or in the President's absence or during his inability to act, shall perform the duties and exercise the functions of the President, and when so acting shall have the powers of the President. If there be more than one Vice-President, the Board of Directors may determine which one or more of the Vice-Presidents shall perform any of such duties or exercise any of such functions, or if such determination is not made by the Board of Directors, the chief executive officer or the President may make such determination;

otherwise, any of the Vice-Presidents may perform any of such duties or exercise any of such functions. The Vice-President or Vice-Presidents, including the Executive Vice-Presidents, shall have such other powers and perform such other duties, and have such additional descriptive designations in their titles (if any), as are from time to time assigned to them by the Board of Directors, the chief executive officer, or the President.

          SECTION 4.5 Secretary. The Secretary shall keep the minutes of the meetings of the stockholders, of the Board of Directors and of any committees; he shall see that all notices are duly given in accordance with the provisions of the Bylaws or as required by law; he shall be custodian of the records of the Corporation; he may witness any document on behalf of the Corporation, the execution of which is duly authorized, see that the corporate seal is affixed where such document is required or desired to be under the Corporation's seal, and, when so affixed, may attest the same; and, in general, he shall perform all duties incident to the office of a secretary of a corporation, and such other duties as are from time to time assigned to him by the Board of Directors, the chief executive officer, or the President.

          SECTION 4.6 Treasurer. The Treasurer shall have charge of and be responsible for all funds, securities, receipts and disbursements of the Corporation, and shall deposit, or cause to be deposited, in the name of the Corporation, all moneys or other valuable effects in such banks, trust companies or depositories as shall, from time to time, be selected by the Board of Directors; he shall render to the President and to the Board of Directors, whenever requested, an account of the financial condition of the Corporation; and, in general, he shall perform all duties incident to the office of a treasurer of a corporation, and such other duties as are from time to time assigned to him by the Board of Directors, the chief executive officer, or the President.

          SECTION 4.7 Assistant and Subordinate Officers. The assistant and subordinate officers of the Corporation are all officers below the office of Vice-President, Secretary, or Treasurer. The assistant or subordinate officers shall have such duties as are from time to time assigned to them by the Board of Directors, the chief executive officer, the President or any person designated as their superior officer by the committee or person electing them.

          SECTION 4.8 Election, Tenure and Removal of Officers. The Board of Directors shall elect the officers. The Board of Directors may from time to time authorize any committee or officer to appoint assistant and subordinate officers. Unless otherwise provided herein, an officer serves for one year and until his successor is elected and qualified. Notwithstanding the foregoing, officers shall serve at the will of the Board of Directors. Election or appointment of an officer, employee or agent shall not of itself create contract rights. All officers shall be elected or appointed to hold their offices, respectively, at the pleasure of the Board. The Board of Directors (or, as to any assistant or subordinate officer, any committee or officer authorized by the Board) may remove an officer at any time, if the Board (or any committee or officer authorized by the Board, as the case may be) in its judgment finds that the best interests of the Corporation will be served thereby. The removal of an officer does not prejudice any of his contract rights. The Board of Directors (or, as to any assistant or subordinate officer, any committee or officer authorized by the Board) may fill a vacancy which occurs in any office for the unexpired portion of the term.

          SECTION 4.9 Compensation. The Board of Directors shall have power to fix the salaries and other compensation and remuneration, of whatever kind, of all officers of the Corporation. No officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the Corporation. The Board of Directors may authorize any committee or officer, upon whom the power of appointing assistant and subordinate officers may have been conferred, to fix the salaries, compensation and remuneration of such assistant and subordinate officers.


                                   ARTICLE V.

                                DIVISIONAL TITLES

          SECTION 5.1 Conferring Divisional Titles. The Board of Directors may from time to time confer upon any employee of a division of the Corporation the title of President, Vice-President, Treasurer or Controller of such division or any other title or titles deemed appropriate or may authorize the Chairman of the Board or the President to do so. Any such titles so conferred may be discontinued and withdrawn at any time by the Board of Directors, or by the Chairman of the Board or the President if so authorized by the Board of Directors. Any employee of a division designated by such a divisional title shall have the powers and duties with respect to such division as shall be prescribed by the Board of Directors, the Chairman of the Board or the President.

          SECTION 5.2 Effect of Divisional Titles. The conferring of divisional titles shall not create an office of the Corporation under Article IV unless specifically designated as such by the Board of Directors; but any person who is an officer of the Corporation may also have a divisional title.

                                   ARTICLE VI.

                                      STOCK

          SECTION 6.1 Certificates for Stock. Except as otherwise proved by statute, each stockholder is entitled to certificates which represent and certify the shares of stock he holds in the Corporation. Each stock certificate shall include on its face the name of the Corporation, the name of the stockholder or other person to whom it is issued, and the class of stock and number of shares it represents. Each stock certificate shall be signed by the Chairman of the Board, the President, or a Vice-President, and countersigned by the Secretary, an Assistant Secretary, the Treasurer, or an Assistant Treasurer. Each certificate may be sealed with the actual corporate seal or a facsimile of it or in any other form, and the signatures may be either manual or facsimile signatures. A certificate is valid and may be issued whether or not an officer who signed it is still an officer when it is issued.

          SECTION 6.2 Transfers. The Board of Directors shall have power and authority to make such rules and regulations as it may deem expedient concerning the issue, transfer and registration of certificates of stock; and may appoint transfer agents and registrars thereof. The duties of transfer agent and registrar may be combined.

          SECTION 6.3 Record Dates and Closing of Transfer Books. Except as otherwise provided in Section 1.6, the Board of Directors may set a record date or direct that the stock transfer books be closed for a stated period for the purpose of making any proper determination with respect to stockholders, including which stockholders are entitled to notice of a meeting, vote at a meeting, receive a dividend or other distribution, or be allowed other rights. Except as otherwise provided in Section 1.6, the record date may not be prior to the close of business on the day the record date is fixed; the record date may not be more than 90 days before the date on which the action requiring the determination will be taken; the transfer books may not be closed for a period longer than 20 days; and, in the case of a meeting of stockholders, the record date or the closing of the transfer books shall be at least ten days before the date of the meeting.

          SECTION 6.4 Stock Ledger. The Corporation shall maintain a stock ledger which contains the name and address of each stockholder and the number of shares of stock of each class which the stockholder holds. The stock ledger may be in written form or in any other form which can be converted within a reasonable time into written form for visual inspection. The original or a duplicate of the stock ledger shall be kept at the offices of a transfer agent for the particular class of stock, or, if none, at the principal office in the State of Maryland or the principal executive offices of the Corporation.

          SECTION 6.5 Certification of Beneficial Owners. The Board of Directors may adopt by resolution a procedure by which a stockholder of the Corporation may certify in writing to the Corporation that any shares of stock registered in the name of the stockholder are held for the account of a specified person other than the stockholder. The resolution shall set forth the class of stockholders who may certify; the purpose for which the certification may be made; the form of certification and the information to be contained in it; if the certification is with respect to a record date or closing of the stock transfer books, the time after the record date or closing of the stock transfer books within which the certification must be received by the Corporation; and any other provisions with respect to the procedure which the Board considers necessary or desirable. On receipt of a certification which complies with the procedure adopted by the Board in accordance with this Section, the person specified in the certification is, for the purpose set forth in the certification, the holder of record of the specified stock in place of the stockholder who makes the certification.

          SECTION 6.6 Replacement Stock Certificates.The Board of Directors of the Corporation may determine the conditions for issuing a new stock certificate in place of one which is alleged to have been lost, stolen, or destroyed, or the Board of Directors may delegate such power to any officer or officers of the Corporation. In their discretion, the Board of Directors or such officer or officers may refuse to issue a new certificate (a) unless the owner of the lost, stolen or destroyed certificate gives a bond, with sufficient surety, to indemnify the Corporation against any loss or claim arising as the result of the issuance of the new certificate or (b) unless a court having jurisdiction in the premises orders the Corporation to issue a new certificate.

                                  ARTICLE VII.

                                     FINANCE

          SECTION 7.1 Checks, Drafts, Etc. All checks, drafts and orders for the payment of money, notes and other evidences of indebtedness, issued in the name of the Corporation, shall, unless otherwise provided by resolution of the Board of Directors, be signed by the President, a Vice-President or an Assistant Vice-President and countersigned by the Treasurer, and Assistant Treasurer, the Secretary or an Assistant Secretary.

          SECTION 7.2 Annual Statement of Affairs. The President or chief accounting officer shall prepare annually a full and correct statement of the affairs of the Corporation, to include a balance sheet and a financial statement of operations for the preceding fiscal year. The statement of affairs shall be submitted at the annual meeting of the stockholders and, within 20 days after the meeting, placed on file at the Corporation's principal office.

          SECTION 7.3 Fiscal Year. The fiscal year of the Corporation shall be the twelve calendar months period ending December 31 in each year, unless otherwise provided by the Board of Directors.

          SECTION 7.4 Dividends and Other Distributions. If authorized and declared by the Board of Directors at any meeting thereof, the Corporation may pay dividends and other distributions on its shares in cash, property, or in shares of the stock of the Corporation, unless such dividend or other distribution is contrary to law or to a restriction contained in the Charter.

          SECTION 7.5 Contracts. To the extent permitted by applicable law, and except as otherwise prescribed by the Charter or these Bylaws with respect to certificates for shares, the Board of Directors may authorize any officer, employee, or agent of the Corporation to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation. Such authority may be general or confined to specific instances.


                                  ARTICLE VIII.

                                SUNDRY PROVISIONS

          SECTION 8.1 Books and Records.The Corporation shall keep correct and complete books and records of its accounts and transactions and minutes of the proceedings of its stockholders and Board of Directors and of any executive or other committee when exercising any of the powers of the Board of Directors. The books and records of the Corporation may be in written form or in any other form which can be converted within a reasonable time into written form for visual inspection. Minutes shall be recorded in written form but may be maintained in the form of a reproduction. The original or a certified copy of the Bylaws, including any amendments to them, shall be kept at the principal office of the Corporation.

          SECTION 8.2 Corporate Seal. The Board of Directors shall provide a suitable seal, bearing the name of the Corporation, which shall be in the charge of the Secretary. The Board of Directors may authorize one or more duplicate seals and provide for the custody thereof. If the Corporation is required to place its corporate seal to a document, it is sufficient to meet the requirement of any law, rule or regulation relating to a corporate seal to place the word "(Seal)" adjacent to the signature of the person authorized to sign the document on behalf of the Corporation.

          SECTION 8.3 Bonds. The Board of Directors may require any officer, agent or employee of the Corporation to give a bond to the Corporation, conditioned upon the faithful discharge of his duties, with one or more sureties and in such amount as may be satisfactory to the Board of Directors.

          SECTION 8.4 Voting upon Shares in Other Corporations. Stock of other corporations or associations, registered in the name of the Corporation, may be voted by the President, a Vice-President, or a proxy appointed by either of them. The Board of Directors, however, may by resolution appoint some other person to vote such shares, in which case such person shall be entitled to vote such shares upon the production of a certified copy of such resolution.

          SECTION 8.5 Execution of Documents. A person who holds more than one office in the Corporation may not act in more than one capacity to execute, acknowledge, or verify an instrument required by law to be executed, acknowledged, or verified by more than one officer.

          SECTION 8.6 Amendments. Subject to the special provisions of Section 2.2, these By-Laws may be altered, amended, repealed or added to by a majority vote of a quorum present at any regular or special meeting of the stockholders or of the Board of Directors.

          SECTION 8.7 Designated Attendees. The Board of Directors may by resolution appoint individuals as designated advisors ("Designated Advisors") to the Board of Directors, who shall have the right to notice of and attend as set forth in Article II all meetings of the Board of Directors and shall receive such compensation and reimbursement as the Board of Directors shall provide. Designated Advisors shall not have any right to vote as directors.

                                   ARTICLE IX.

                               INDEMNIFICATION AND
                              ADVANCE FOR EXPENSES

          SECTION 9.1 To the maximum extent permitted by Maryland law in effect from time to time, the Corporation shall indemnify, and shall pay or reimburse reasonable expenses in advance of final disposition of a proceeding to, (1) any individual who is a present, former or proposed director or officer of the Corporation and who is made a party to the proceeding by reason of his service in that capacity or (2) any individual who, while a director of the Corporation and at the request of the Corporation, serves or has served another corporation, partnership, joint venture, trust, employee benefit plan or any other enterprise as a director, officer, partner or trustee of such corporation, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made a party to the proceeding by reasons of his service in that capacity. The Corporation may, with the approval of its Board of Directors, provide such indemnification and advancement of expenses to a person who served as a predecessor of the Corporation in any of the capacities described in (1) or (2) above and to any employee or agent of the Corporation or a predecessor of the Corporation. This Article shall not apply to any proceeding brought by a present or former director or officer.

          Neither the amendment nor repeal of this Article, nor the adoption or amendment of any other provision of these Bylaws or Charter of the Corporation inconsistent with this Article, shall apply to or affect in any respect the applicability of the preceding paragraph with respect to any act or failure to act which occurred prior to such amendment, repeal or adoption.

          I, Frank E. Austin, do hereby certify that I am the duly elected and acting Secretary of Glenborough Realty Trust Incorporated, and that the foregoing By-Laws were originally adopted by the Board of Directors of the corporation at a meeting held on August 31, 1994 and the foregoing provisions reflect all amendments through December 28, 1995.

                                                    ____________________________
                                                     Frank E. Austin, Secretary


Attest:



___________________________
Robert Batinovich, Chairman

Exhibit 3.03
                      GLENBOROUGH REALTY TRUST INCORPORATED

                         FORM OF ARTICLES SUPPLEMENTARY

                    7 3/4% SERIES A CONVERTIBLE PREFERRED STOCK
                    (liquidation preference $25.00 per share)

          Glenborough Realty Trust Incorporated, a Maryland corporation (the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

          FIRST: Under a power contained in Article SIXTH of the Articles of Incorporation, as amended (the "Charter"), the Board of Directors of the Corporation (the "Board of Directors"), has duly reclassified and designated shares (the "Shares") of the Common Stock, par value $.001 per share (as defined in the Charter), as shares of 7 3/4% Series A Convertible Preferred Stock (liquidation preference $25.00 per share), par value $.001 per share, with the following preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption, which upon any restatement of the Charter, shall be deemed to be part of Article SIXTH of the Charter:

          Section 1. Number of Shares and Designation. This series of preferred stock shall be designated as 7 3/4% Series A Convertible Preferred Stock (liquidation preference $25.00 per share), par value $.001 per share (the
"Series A Preferred Shares"). The number Series A Preferred Shares to be authorized shall be 12,000,000.

          Section 2. Definitions. For purposes of the Series A Preferred Shares, the following terms shall have the meanings indicated:

          "Board of Directors" shall mean the Board of Directors of the Corporation or any committee authorized by such Board of Directors to perform any of its responsibilities with respect to the Series A Preferred Shares.

          "Business Day" shall mean any day other than a Saturday, Sunday or a day on which state or federally chartered banking institutions in New York, New York are not required to be open.

          "Common Shares" shall mean the shares of Common Stock of the Corporation, par value $.001 per share.

          "Constituent Person" shall have the meaning set forth in paragraph (e) of Section 7 hereof.

          "Conversion Price" shall mean the conversion price per Common Share for which the Series A Preferred Shares are convertible, as such Conversion Price may be adjusted pursuant to Section 7 hereof. The initial conversion price shall be $32.83 per Common Share (equivalent to a conversion rate of 0.7615 of a Common Share for each Series A Preferred Share).

          "Current Market Price" of publicly traded Common Shares or any other class of shares of beneficial interest or other security of the Corporation or any other issuer for any day shall mean the last reported sales price, regular way, on such day, or, if no sale takes place on such day, the average of the reported closing bid and asked prices on such day, regular way, in either case as reported on the New York Stock Exchange ("NYSE") or, if such security is not listed or admitted for trading on the NYSE, on the principal national securities exchange on which such security is listed or admitted for trading or, if not listed or admitted for trading on any national securities exchange, on the NASDAQ National Market or, if such security is not quoted on such NASDAQ National Market, the average of the closing bid and asked prices on such day in the over-the-counter market as reported by NASDAQ or, if bid and asked prices for such security on such day shall not have been reported through NASDAQ, the average of the bid and asked prices on such day as furnished by any NYSE member firm regularly making a market in such security selected for such purpose by the Chief Executive Officer of the Corporation or the Board of Directors.

          "Dividend Payment Date" shall mean the 15th calendar day of January, April, July and October, in each year, commencing on April 15, 1998; provided, however, that if any Dividend Payment Date falls on any day other than a Business Day, the dividend payment due on such Dividend Payment Date shall be paid on the first Business Day immediately following such Dividend Payment Date.

          "Dividend Payment Record Date" shall have the meaning set forth in paragraph (a) of Section 3 hereof.

          "Dividend Periods" shall mean quarterly dividend periods commencing on January 15, April 15, July 15 and October 15 of each year and ending on and including the day preceding the first day of the next succeeding Dividend Period (other than the initial Dividend Period, which shall commence on the Issue Date and end on and include April 15, 1998).

          "Fair Market Value" shall mean the average of the daily Current Market Prices per Common Share during the five (5) consecutive Trading Days selected by the Corporation commencing not more than 20 Trading Days before, and ending not later than, the earlier of the day in question and the day before the "ex" date with respect to the issuance or distribution requiring such computation. The term "ex date," when used with respect to any issuance or distribution, means the first day on which the Common Shares trade regular way, without the right to receive such issuance or distribution, on the exchange or in the market, as the case may be, used to determine that day's Current Market Price.

          "Issue Date" with respect to the Series A Preferred Shares shall mean the first date on which any of the Series A Preferred Shares are issued and sold.

          "Junior Shares" shall mean the Common Shares and any other class or series of shares of capital stock of the Corporation constituting junior stock within the meaning set forth in paragraph (c) of Section 9 hereof.

          "Liquidation Preference" shall have the meaning set forth in paragraph
(a) of Section 4 hereof.

          "Non-Electing Share" shall have the meaning set forth in paragraph (e) of Section 7 hereof.

          "Parity  Shares"  shall have the meaning set forth in paragraph (b) of
Section 9 hereof.

          "Person" shall mean any individual, firm, partnership, corporation, limited liability company or other entity, and shall include any successor (by merger or otherwise) of such entity.

          "Redemption Date" shall have the meaning set forth in paragraph (b) of
Section 5 hereof.

          "Securities" shall have the meaning set forth in paragraph (d)(iii) of
Section 7 hereof.

          "Series  A  Preferred  Shares"  shall  have the  meaning  set forth in
Section 1 hereof.

          "Set apart for payment" shall be deemed to include, without any action other than the following, the recording by the Corporation in its accounting ledgers of any accounting or bookkeeping entry which indicates, pursuant to a declaration of a dividend or other distribution by the Board of Directors, the allocation of funds to be so paid on any series or class of shares of capital stock of the Corporation; provided, however, that if any funds for any class or series of Junior Shares or any class or series of shares of capital stock ranking on a parity with the Series A Preferred Shares as to the payment of dividends are placed in a separate account of the Corporation or delivered to a disbursing, paying or other similar agent, then "set apart for payment" with respect to the Series A Preferred Shares shall mean placing such funds in a separate account or delivering such funds to a disbursing, paying or other similar agent.

          "Trading Day" shall mean any day on which the securities in question are traded on the NYSE, or if such securities are not listed or admitted for trading on the NYSE, on the principal national securities exchange on which such securities are listed or admitted, or if not listed or admitted for trading on any national securities exchange, on the NASDAQ National Market, or if such securities are not quoted on such NASDAQ National Market, in the applicable securities market in which the securities are traded.

          "Transaction"  shall have the  meaning set forth in  paragraph  (e) of section 7 hereof.

          "Transfer Agent" means Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016, or such other agent or agents of the Corporation as may be designated by the Board of Directors or its designee as the transfer agent for the Series A Preferred Shares.

          "Voting Preferred Shares" shall have the meaning set forth in Section 10 hereof.

          Section 3 Dividends.

               (a) The holders of Series A Preferred Shares shall be entitled to receive, when, as and if authorized and declared by the Board of Directors out of assets legally available for that purpose, dividends payable in cash in an amount per share equal to the greater of: (i) $1.9375 per annum; or (ii) the cash distributions (determined on each of the quarterly Dividend Payment Dates) on the Common Shares (or portion thereof) into which a Series A Preferred Share is convertible (equal to the number of Common Shares, or portion thereof, into which a Series A Preferred Share is convertible, multiplied by the most current quarterly distribution on or before the applicable Dividend Payment Date). Such dividends shall be cumulative from the Issue Date, whether or not in any Dividend Period or Periods such dividends shall be declared or there shall be funds of the Corporation legally available for the payment of such dividends, and shall be payable quarterly, when, as and if authorized and declared by the Board of Directors, in arrears on Dividend Payment Dates, commencing on the first Dividend Payment Date after the Issue Date. Dividends are cumulative from the most recent Dividend Payment Date to which dividends have been paid, whether or not in any Dividend Period or Periods such dividends shall be declared or there shall be funds legally available therefor. Each such dividend shall be payable in arrears to the holders of record of the Series A Preferred Shares, as they appear on the stock records of the Corporation at the close of business on such record dates, not more than 60 nor less than 20 days preceding the applicable Dividend Payment Date (the "Dividend Payment Record Date"), as shall be fixed by the Board of Directors. Accrued and unpaid dividends for any past Dividend Periods may be authorized and declared and paid at any time, without reference to any regular Dividend Payment Date, to holders of record on such date, not exceeding 45 days preceding the payment date thereof, as may be fixed by the Board of Directors.

               (b) The amount of dividends payable for the initial Dividend Period, or any other period shorter or longer than a full Dividend Period, on the Series A Preferred Shares shall be computed on the basis of twelve 30-day months and a 360-day year. Holders of Series A Preferred Shares shall not be entitled to any dividends, whether payable in cash, property or stock, in excess of cumulative dividends, as herein provided, on the Series A Preferred Shares. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on the Series A Preferred Shares that may be in arrears.

               (c) So long as any Series A Preferred Shares are outstanding, no dividends, except as described in the immediately following sentence, shall be authorized and declared or paid or set apart for payment, or other distribution of cash or other property declared or made directly by the Corporation or any person acting on behalf of the Corporation, on any series or class or classes of Parity Shares for any period unless full cumulative dividends have been or contemporaneously are authorized and declared and paid or authorized and declared and a sum sufficient for the payment thereof set apart for such payment on the Series A Preferred Shares for all Dividend Periods terminating on or prior to the Dividend Payment Date on such class or series of Parity Shares. When dividends are not paid in full or a sum sufficient for such payment is not set apart, as aforesaid, all dividends authorized and declared upon Series A Preferred Shares and all dividends authorized and declared upon any other series or class or classes of Parity Shares shall be authorized and declared ratably in proportion to the respective amounts of dividends accumulated, accrued and unpaid on the Series A Preferred Shares and such Parity Shares.

               (d) So long as any Series A Preferred Shares are outstanding, no dividends (other than dividends or distributions paid solely in shares of, or options, warrants or rights to subscribe for or purchase shares of, Junior Shares) shall be authorized and declared or paid or set apart for payment by the Corporation or any person acting on behalf of the Corporation or other distribution of cash or other property authorized and declared or made directly or indirectly by the Corporation or any such affiliate or person, with respect to any Junior Shares, nor shall any Junior Shares be redeemed, purchased or otherwise acquired through a sinking fund or otherwise (other than a redemption, purchase or other acquisition of Common Shares made for purposes of and in compliance with requirements of an employee incentive or benefit plan of the Corporation or any subsidiary) or as permitted under Article NINTH of the Charter, for any consideration (or any moneys to be paid to or made available for a sinking fund for the redemption of any shares of such stock) by the Corporation, directly or indirectly (except by conversion into or exchange for Junior Shares), nor shall any payment or distribution of cash or other property be made for the benefit of any holder of Junior Stock, directly or indirectly, unless in each case (i) the full cumulative dividends on all outstanding Series A Preferred Shares and any other Parity Shares of the Corporation shall have been paid or declared and funds have been set apart for payment for all past Dividend Periods with respect to the Series A Preferred Shares and all past dividend periods with respect to such Parity Shares and (ii) sufficient funds shall have been paid or set apart for the payment of the dividend for the current Dividend Period with respect to the Series A Preferred Shares and any Parity Shares; provided, however, that the foregoing limitations do not restrict the Corporation's ability to take the foregoing actions with respect to any Parity Stock.

          Section 4   Liquidation Preference.

               (a) In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, before any payment or distribution of the assets of the Corporation (whether capital or surplus) shall be made to or set apart for the holders of Junior Shares, the holders of Series A Preferred Shares shall be entitled to receive Twenty-Five Dollars ($25.00) per Series A Preferred Share (the "Liquidation Preference") plus an amount equal to all dividends (whether or not earned or declared) accumulated, accrued and unpaid thereon to the date of final distribution to such holder; but such holders of Series A Preferred Shares shall not be entitled to any further payment. If, upon any such liquidation, dissolution or winding up of the Corporation, the assets of the Corporation, or proceeds thereof, distributable among the holders of Series A Preferred Shares shall be insufficient to pay in full the preferential amount aforesaid and liquidating payments on any other Parity Shares, then such assets, or the proceeds thereof, shall be distributed among the holders of such Series A Preferred Shares and any such other Parity Shares ratably in accordance with the respective amounts that would be payable on such Series A Preferred Shares and any such other Parity Shares if all amounts payable thereon were paid in full. For the purposes of this Section 4,
(i) a consolidation or merger of the Corporation with one or more entities, (ii) a statutory share exchange and (iii) a sale or transfer of all or substantially all of the Corporation's assets shall not be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary, of the Corporation.

               (b) Subject to the rights of the holders of shares of any series or class or classes of shares of capital stock ranking on a parity with or prior to the Series A Preferred Shares upon liquidation, dissolution or winding up, upon any liquidation, dissolution or winding up of the Corporation, after payment shall have been made in full to the holders of the Series A Preferred Shares, as provided in this Section 4, any series or class or classes of Junior Shares shall, subject to any respective terms and provisions applying thereto, be entitled to receive any and all assets remaining to be paid or distributed, and the holders of the Series A Preferred Shares shall not be entitled to share therein.

          Section 5 Redemption at the Option of the Corporation.

               (a) The Series A Preferred Shares shall not be redeemable by the Corporation prior to January 16, 2003. On and after January 16, 2003 the Corporation, at its option, may redeem the Series A Preferred Shares, in whole or in part, as set forth herein, subject to the provisions described below.

               (b) On and after January 16, 2003, the Series A Preferred Shares may be redeemed in cash at the option of the Corporation, in whole or from time to time in part, at the following redemption prices per share of Series A Preferred Stock if redeemed during the twelve-month period beginning January 16 of the year indicated below (the "Redemption Date"), plus, in each case, all dividends accumulated, accrued and unpaid on the Series A

Preferred Shares up to the Redemption Date, whether or not earned or declared, upon giving notice as provided below:

                                                   Redemption  Price (Percentage
                                                   of Liquidation  Price) Per
Year                                               Series  A  Preferred  Share
------------------------------------------         -----------------------------
2003......................................            $25.97            103.880%
2004......................................             25.775           103.100
2005......................................             25.5825          102.330
2006......................................             25.3875          101.550
2007......................................             25.195           100.780
2008 and thereafter.......................             25.00            100.000%

               (c) If fewer than all of the outstanding Series A Preferred Shares are to be redeemed, the shares to be redeemed will be determined pro rata or by lot or in such other manner as prescribed by the Corporation's Board of Directors. In addition, the Corporation may redeem Series A Preferred Shares in certain circumstances relating to the maintenance of its ability to qualify as a REIT for Federal income tax purposes.

               (d) Notice of redemption will be mailed, not less than 30 nor more than 60 days prior to the Redemption Date, to each holder of record of Series A Preferred Shares to be redeemed, notifying such holder of the Corporation's election to redeem such shares, stating the Redemption Date, the redemption price, the number of shares to be redeemed (and, if fewer than all the Series A Preferred Shares are to be redeemed, the number of shares to be redeemed from such holder) and the place(s) where the Series A Preferred are to be surrendered for payment.

               (e) Upon any redemption of Series A Preferred Shares, the Corporation shall pay in cash on each Series A Preferred Share to be redeemed any accumulated, accrued and unpaid dividends for any Dividend Period ending on or prior to the Redemption Date, whether or not earned or declared. If the Redemption Date falls after a Dividend Payment Record Date and prior to the corresponding Dividend Payment Date, then each holder of Series A Preferred Shares at the close of business on such Dividend Payment Record Date shall be entitled to the dividend payable on such Series A Preferred Shares on the corresponding Dividend Payment Date notwithstanding the redemption of such Series A Preferred Shares before such Dividend Payment Date. Except as provided above, the Corporation shall make no payment or allowance for unpaid dividends, whether or not in arrears, on Series A Preferred Shares called for redemption.

               (f) If full cumulative dividends on the Series A Preferred Shares and any other series or class or classes of Parity Shares of the Corporation have not been paid or declared and set apart for payment, except as otherwise permitted under Article NINTH of the Charter, the Series A Preferred Shares may not be redeemed in part, and the Corporation may not purchase, or otherwise acquire Series A Preferred Shares otherwise than pursuant to a purchase or exchange offer made on the same terms to all holders of Series A Preferred Shares.

               (g) Notice of redemption having been published or mailed as aforesaid, from and after the Redemption Date (unless the Corporation shall fail to make available an amount of cash necessary to effect such redemption), (i) except as otherwise provided herein, dividends on the Series A Preferred Shares so called for redemption shall cease to accrue, (ii) said shares shall no longer be deemed to be outstanding, and (iii) all rights of the holders thereof as holders of Series A Preferred Shares of the Corporation shall cease (except the rights to receive the cash payable upon such redemption, without interest thereon, upon surrender and endorsement of their certificates if so required and to receive any dividends payable thereon). The Corporation's obligation to provide cash in accordance with the preceding sentence shall be deemed fulfilled if, or before the Redemption Date, the Corporation shall deposit with a bank or trust company (which may be an affiliate of the Corporation) that has an office in the Borough of Manhattan, City of New York, in San Francisco, California or in Baltimore, Maryland and that has, or is an affiliate of a bank or trust company that has, a capital and surplus of at least $50,000,000, the cash necessary for such redemption, in trust, with irrevocable instructions that such cash be applied to the redemption of the Series A Preferred Shares so called for redemption. No interest shall accrue for the benefit of the holder of

Series A Preferred Shares to be redeemed on any cash so set aside by the Corporation. Subject to applicable escheat laws, any such cash unclaimed at the end of two years from the Redemption Date shall revert to the general funds of the Corporation, after which reversion the holders of such shares so called for redemption shall look only to the general funds of the Corporation for the payment of such cash.

               (h) The Series A Preferred Shares have no stated maturity date and will not be subject to any sinking fund or mandatory redemption provisions.

          Section 6 Reclassification of Converted Shares.

          All Series A Preferred Shares which shall have been converted pursuant to Section 7 herein shall automatically be reclassified as Common Stock. The number of shares of Common Stock issuable upon conversion shall be determined in accordance with Section 7 hereof.

          Section 7 Conversion.

          Holders of Series A Preferred Shares shall have the right to convert all or a portion of such shares into Common Shares, as follows:

               (a) Subject to and upon  compliance  with the  provisions of this
Section 7, a holder of Series A Preferred Shares shall have the right, at his or her option, at any time to convert such shares into the number of fully paid and non-assessable Common Shares obtained by dividing the aggregate Liquidation Preference of such Series A Preferred Shares by the Conversion Price (as in effect at the time and on the date provided for in the last paragraph of paragraph (b) of this Section 7) by surrendering such Series A Preferred Shares to be converted, such surrender to be made in the manner provided in paragraph
(b) of this Section 7; provided, however, that the right to convert Series A Preferred Shares called for redemption pursuant to Section 5 hereof shall terminate at the close of business on the Redemption Date fixed for such redemption, unless the Corporation shall default in making payment of the cash payable upon such redemption under Section 5 hereof.

               (b) In order to exercise the conversion right, the holder of each Series A Preferred Share to be converted shall surrender the certificate representing such Series A Preferred Share, duly endorsed or assigned to the Corporation or in blank, at the office of the Corporation or the office of the Transfer Agent, accompanied by written notice to the Corporation that the holder thereof elects to convert such Series A Preferred Shares. Unless the Common Shares issuable on conversion are to be issued in the same name as the name in which such Series A Preferred Shares are registered, each share surrendered for conversion shall be accompanied by instruments of transfer, in form satisfactory to the Corporation, duly executed by the holder or such holder's duly authorized attorney and an amount sufficient to pay any transfer or similar tax (or evidence reasonably satisfactory to the Corporation demonstrating that such taxes have been paid).

          Holders of Series A Preferred Shares at the close of business on a Dividend Payment Record Date shall be entitled to receive the dividend payable on such Series A Preferred Shares on the corresponding Dividend Payment Date notwithstanding the conversion thereof following such Dividend Payment Record Date and prior to such Dividend Payment Date. However, Series A Preferred Shares surrendered for conversion during the period between the close of business on any Dividend Payment Record Date and the opening of business on the corresponding Dividend Payment Date (except Series A Preferred Shares converted after the issuance of a notice of redemption with respect to a Redemption Date during such period or coinciding with such Dividend Payment Date, such Series A Preferred Shares being entitled to such dividend on the Dividend Payment Date) must be accompanied by payment of an amount equal to the dividend payable on such Series A Preferred Shares on such Dividend Payment Date. A holder of Series A Preferred Shares on a Dividend Payment Record Date who (or whose transferees) tenders any such Series A Preferred Shares for conversion into Common Shares on such Dividend Payment Date will receive the dividend payable by the Corporation on such Series A Preferred Shares on such date, and the converting holder need not include payment of the amount of such dividend upon surrender of Series A Preferred Shares for conversion. Except as provided above, the Corporation shall make no payment or allowance for unpaid dividends, whether or not in arrears, on converted Series A Preferred Shares or for dividends on the Common Shares issued upon such conversion.

          As promptly as practicable after the surrender of certificates for Series A Preferred Shares as aforesaid, the Corporation shall issue and shall deliver at such office to such holder, or on his or her written order, a certificate or certificates for the number of full Common Shares issuable upon the conversion of such shares in accordance with the provisions of this Section 7, and any fractional interest in respect of a Common Share arising upon such conversion shall be settled as provided in paragraph (c) of this Section 7.

          Each conversion shall be deemed to have been effected immediately prior to the close of business on the date on which the certificates for Series A Preferred Shares shall have been surrendered and such notice (and if applicable, payment of an amount equal to the dividend payable on such Series A Preferred Shares) received by the Corporation as aforesaid, and the person or persons in whose name or names any certificate or certificates for Common Shares shall be issuable upon such conversion shall be deemed to have become the holder or holders of record of the Common Shares represented thereby at such time on such date, and such conversion shall be at the Conversion Price in effect at such time and on such date unless the stock transfer books of the Corporation shall be closed on that date, in which event such person or persons shall be deemed to have become such holder or holders of record at the close of business on the next succeeding day on which such stock transfer books are open, but such conversion shall be at the Conversion Price in effect on the date on which such Series A Preferred Shares shall have been surrendered and such notice received by the Corporation.

               (c) No fractional shares or scrip representing fractions of Common Shares shall be issued upon conversion of the Series A Preferred Shares. Instead of any fractional interest in a Common Share that would otherwise be deliverable upon the conversion of a Series A Preferred Share, the Corporation shall pay to the holder of such Series A Preferred Share an amount in cash based upon the Current Market Price of Common Shares on the Trading Day immediately preceding the date of conversion. If more than one Series A Preferred Share shall be surrendered for conversion at one time by the same holder, the number of full Common Shares issuable upon conversion thereof shall be computed on the basis of the aggregate number of Series A Preferred Shares so surrendered.

               (d) The Conversion Price shall be adjusted from time to time as follows:

                    (i) If the Corporation shall after the Issue Date (A) pay a dividend or make a distribution payable in Common Shares on any class of shares of capital stock of the Corporation, (B) subdivide its outstanding Common Shares into a greater number of shares, (C) combine its outstanding Common Shares into a smaller number of shares or (D) issue any shares of capital stock by reclassification of its Common Shares, the Conversion Price in effect at the opening of business on the day following the date fixed for the determination of stockholders entitled to receive such dividend or distribution or at the opening of business on the day following the day on which such subdivision, combination or reclassification becomes effective, as the case may be, shall be adjusted so that the holder of any Series A Preferred Share thereafter surrendered for conversion shall be entitled to receive the number of Common Shares that such holder would have owned or have been entitled to receive after the happening of any of the events described above had such Series A Preferred Shares been converted immediately prior to the record date in the case of a dividend or distribution or the effective date in the case of a subdivision, combination or reclassification. An adjustment made pursuant to this subparagraph (i) shall become effective immediately upon the opening of business on the day next following the record date (subject to paragraph (h) below) in the case of a dividend or distribution and shall become effective immediately upon the opening of business on the day next following the effective date in the case of a subdivision, combination or reclassification.

                    (ii) If the Corporation shall issue after the Issue Date rights, options or warrants to all holders of Common Shares entitling them (for a period expiring within 45 days after the record date mentioned below) to subscribe for or purchase Common Shares at a price per share less than the Fair Market Value per Common Share on the record date for the determination of stockholders entitled to receive such rights, options or warrants, then the Conversion Price in effect at the opening of business on the day next following such record date shall be adjusted to equal the price determined by multiplying
(I) the Conversion Price in effect immediately prior to the opening of business on the day following the date fixed for such determination by (II) a fraction, the numerator of which shall be the sum of (A) the number of Common Shares outstanding on the close of business on the date fixed for such determination and (B) the number of shares that the aggregate proceeds to the Corporation from the exercise of such rights, options or warrants for Common Shares would purchase at such Fair Market Value, and the denominator of which shall be the sum of (A) the number of Common Shares outstanding on the close of business on the date fixed for such determination and (B) the number of additional Common Shares offered for subscription or purchase pursuant to such rights, options or warrants. Such adjustment shall become effective immediately upon the opening of business on the day next following such record date (subject to paragraph (h) below). In determining whether any rights, options or warrants entitle the holders of Common Shares to subscribe for or purchase Common Shares at less than such Fair Market Value, there shall be taken into account any consideration received by the Corporation upon issuance and upon exercise of such rights, options or warrants, the value of such consideration, if other than cash, to be determined by the Chief Executive Officer or the Board of Directors, whose determination shall be conclusive.

                    (iii) If the Corporation shall distribute to all holders of its Common Shares any shares of capital stock of the Corporation (other than Common Shares) or evidence of its indebtedness or assets (excluding cash dividends or distributions paid out of current or accumulated funds from operations to the extent the same results in a payment of an equal cash dividend to the holders of Series A Preferred Shares or rights or warrants to subscribe for or purchase any of its securities (excluding those rights and warrants issued to all holders of Common Shares entitling them for a period expiring within 45 days after the record date referred to in subparagraph (ii) above to subscribe for or purchase Common Shares, which rights and warrants are referred to in and treated under subparagraph (ii) above) (any of the foregoing being hereinafter in this subparagraph (iii) called the "Securities"), then in each case the Conversion Price shall be adjusted so that it shall equal the price determined by multiplying (I) the Conversion Price in effect immediately prior to the close of business on the date fixed for the determination of stockholders entitled to receive such distribution by (II) a fraction, the numerator of which shall be the Fair Market Value per share of the Common Shares on the record date mentioned below less the then fair market value (as determined by the Chief Executive officer or the Board of Directors, whose determination shall be conclusive) of the portion of the shares of capital stock or assets or evidences of indebtedness so distributed or of such rights or warrants applicable to one Common Share, and the denominator of which shall be the Fair Market Value per share of the Common Shares on the record date mentioned below. Such adjustment shall become effective immediately upon the opening of business on the day next following (subject to paragraph (h) below) the record date for the determination of stockholders entitled to receive such distribution. For the purposes of this subparagraph (iii), the distribution of a Security, which is distributed not only to the holders of the Common Shares on the date fixed for the determination of stockholders entitled to such distribution of such Security, but also is required to be distributed with each Common Share delivered to a Person converting a Series A Preferred Share after such determination date, shall not require an adjustment of the Conversion Price pursuant to this subparagraph
(iii); provided that on the date, if any, on which a person converting a Series A Preferred Share would no longer be entitled to receive such Security with a Common Share (other than as a result of the termination of all such Securities), a distribution of such Securities shall be deemed to have occurred, and the Conversion Price shall be adjusted as provided in this subparagraph (iii) (and such day shall be deemed to be "the date fixed for the determination of the stockholders entitled to receive such distribution" and "the record date" within the meaning of the two preceding sentences).

          The occurrence of a distribution or the occurrence of any other event as a result of which holders of Series A Preferred Shares shall not be entitled to receive rights, including exchange rights (the "Rights"), pursuant to any stockholders protective rights agreement (the "Agreement") that may be adopted by the Corporation as if such holders had converted such shares into Common
Shares immediately prior to the occurrence of such distribution or event shall not be deemed a distribution of Securities for the purposes of any Conversion Price adjustment pursuant to this subparagraph (iii) or otherwise give rise to any Conversion Price adjustment pursuant to this Section 7; provided, however, that in lieu of any adjustment to the Conversion Price as a result of any such a distribution or occurrence, the Corporation shall make provision so that Rights, to the extent issuable at the time of conversion of any Series A Preferred Shares into Common Shares, shall issue and attach to such Common Shares then issued upon conversion in the amount and manner and to the extent and as provided in the Agreement in respect of issuances at the time of Common Shares other than upon conversion.

                    (iv) No adjustment in the Conversion Price shall be required unless such adjustment would require a cumulative increase or decrease of at least 1% in such price; provided, however, that any adjustments that by reason of this subparagraph (iv) are not required to be made shall be carried forward and taken into account in any subsequent adjustment until made; and provided, further, that any adjustment shall be required and made in accordance with the provisions of this Section 7 (other than this subparagraph (iv)) not later than such time as may be required in order to preserve the tax-free nature of a distribution to the holders of Common Shares. Notwithstanding any other provisions of this Section 7, the Corporation shall not be required to make any adjustment of the Conversion Price for the issuance of any Common Shares pursuant to any plan providing for the reinvestment of dividends or interest payable on securities of the Corporation and the investment of additional optional amounts in Common Shares under such plan. All calculations under this
Section 7 shall be made to the nearest cent (with $.005 being rounded upward) or to the nearest one-tenth of a share (with .05 of a share being rounded upward), as the case may be. Anything in this paragraph (d) to the contrary notwithstanding, the Corporation shall be entitled, to the extent permitted by law, to make such reductions in the Conversion Price, in addition to those required by this paragraph (d), as it in its discretion shall determine to be advisable in order that any stock dividends, subdivision of shares, reclassification or combination of shares, distribution of rights, options or warrants to purchase stock or securities, or a distribution of other assets
(other than cash dividends) hereafter made by the Corporation to its stockholders shall not be taxable or, if that is not possible, to diminish any income taxes that are otherwise payable because of such event.

               (e) If the Corporation shall be a party to any transaction (including without limitation a merger, consolidation, statutory share exchange, self tender offer for all or substantially all Common Shares, sale of all or substantially all of the Corporation's assets or recapitalization of the Common Shares and excluding any transaction as to which subparagraph (d)(i) of this
Section 7 applies) (each of the foregoing being referred to herein as a "Transaction"), in each case as a result of which Common Shares shall be converted into the right to receive stock, securities or other property (including cash or any combination thereof), each Series A Preferred Share that is not converted into the right to receive stock, securities or other property in connection with such Transaction shall thereafter be convertible into the kind and amount of shares of stock, securities and other property (including cash or any combination thereof) receivable upon the consummation of such Transaction by a holder of that number of Common Shares into which one Series A Preferred Share was convertible immediately prior to such Transaction, assuming such holder of Common Shares (i) is not a Person with which the Corporation consolidated or into which the Corporation merged or which merged into the Corporation or to which such sale or transfer was made, as the case may be (a "Constituent Person"), or an affiliate of a Constituent Person and (ii) failed to exercise his or her rights of the election, if any, as to the kind or amount of stock, securities and other property (including cash or any combination thereof) receivable upon such Transaction (provided that if the kind or amount of stock, securities and other property (including cash or any combination thereof) receivable upon such Transaction is not the same for each Common Share of the Corporation held immediately prior to such Transaction by other than a Constituent Person or an affiliate thereof and in respect of which such rights of election shall not have been exercised ("Non-Electing Share"), then for the purpose of this paragraph (e) the kind and amount of stock, securities and other property (including cash or any combination thereof) receivable upon such Transaction by each Non-Electing Share shall be deemed to be the kind and amount so receivable per share by a plurality of the Non-Electing Shares). The Corporation shall not be a party to any Transaction unless the terms of such Transaction are consistent with the provisions of this paragraph (e), and it shall not consent or agree to the occurrence of any Transaction until the Corporation has entered into an agreement with the successor or purchasing entity, as the case may be, for the benefit of the holders of the Series A Preferred Shares that will contain provisions enabling the holders of the Series A Preferred Shares that remain outstanding after such Transaction to convert their Series A Preferred Shares into the consideration received by holders of Common Shares at the Conversion Price in effect immediately prior to such Transaction. The provisions of this paragraph (e) shall similarly apply to successive Transactions.

               (f) If:

                    (i) the Corporation shall declare a dividend (or any other distribution) on the Common Shares (other than in cash out of the current or accumulated funds from operations to the extent the same results in a payment of an equal cash dividend to the holders of Series A Preferred Shares); or

                    (ii) the Corporation shall authorize the granting to the holders of the Common Shares of rights or warrants to subscribe for or purchase any shares of any class or any other rights or warrants (other than Rights to which the second paragraph of subparagraph (d)(iii) of this Section 7 applies); or

                    (iii) there shall be any reclassification of the Common Shares (other than an event to which subparagraph (d) (i) of this Section 7 applies) or any consolidation or merger to which the Corporation is a party and for which approval of any stockholders of the Corporation is required, or a statutory share exchange involving the conversion or exchange of Common Shares into securities or other property, or a self tender offer by the Corporation for all or substantially all of its outstanding Common Shares, or the sale or transfer of all or substantially all of the assets of the Corporation as an entirety and for which approval of any stockholders of the Corporation is required; or

                    (iv)  there  shall  occur  the   voluntary  or   involuntary
liquidation, dissolution or winding up of the Corporation,

then the Corporation shall cause to be filed with the Transfer Agent and shall cause to be mailed to the holders of the Series A Preferred Shares at their addresses as shown on the stock records of the Corporation, as promptly as possible, but at least 15 days prior to the applicable date hereinafter specified, a notice stating (A) the date on which a record is to be taken for the purpose of such dividend, distribution or rights or warrants, or, if a record is not to be taken, the date as of which the holders of Common Shares of record to be entitled to such dividend, distribution or rights or warrants are to be determined or (B) the date on which such reclassification, consolidation, merger, statutory share exchange, sale, transfer, liquidation, dissolution or winding up is expected to become effective, and the date as of which it is expected that holders of Common Shares of record shall be entitled to exchange their Common Shares for securities or other property, if any, deliverable upon such reclassification, consolidation, merger, statutory share exchange, sale, transfer, liquidation, dissolution or winding up. Failure to give or receive such notice or any defect therein shall not affect the legality or validity of the proceedings described in this Section 7.

               (g) Whenever the Conversion Price is adjusted as herein provided, the Corporation shall promptly file with the Transfer Agent an officer's certificate setting forth the Conversion Price after such adjustment and setting forth a brief statement of the facts requiring such adjustment, which certificate shall be conclusive evidence of the correctness of such adjustment absent manifest error. Promptly after delivery of such certificate, the Corporation shall prepare a notice of such adjustment of the Conversion Price setting forth the adjusted Conversion Price and the effective date of such adjustment becomes effective and shall mail such notice of such adjustment of the Conversion Price to the holders of each Series A Preferred Share at such holder's last address as shown on the stock records of the Corporation.

               (h) In any case in which paragraph (d) of this Section 7 provides that an adjustment shall become effective on the day next following the record date for an event, the Corporation may defer until the occurrence of such event
(A) issuing to the holder of any Series A Preferred Share converted after such record date and before the occurrence of such event the additional Common Shares issuable upon such conversion by reason of the adjustment required by such event over and above the Common Shares issuable upon such conversion before giving effect to such adjustment and (B) paying to such holder any amount of cash in lieu of any fraction pursuant to paragraph (c) of this Section 7.

               (i) There shall be no adjustment of the Conversion Price in case of the issuance of any shares of capital stock of the Corporation in a reorganization, acquisition or other similar transaction except as specifically set forth in this Section 7. If any action or transaction would require adjustment of the Conversion Price pursuant to more than one paragraph of this
Section 7, only one adjustment shall be made, and such adjustment shall be the amount of adjustment that has the highest absolute value.

               (j) If the Corporation shall take any action affecting the Common Shares, other than action described in this Section 7, that in the opinion of the Board of Directors would materially adversely affect the conversion rights of the holders of the Series A Preferred Shares, the Conversion Price for the Series A Preferred

Shares may be adjusted, to the extent permitted by law, in such manner, if any, and at such time, as the Board of Directors, in its sole discretion, may determine to be equitable in the circumstances.

               (k) The Corporation covenants that, following any increase in the Conversion Price that results in a conversion rate of more than one Common Share for each Series A Preferred Share, it will reserve and keep available, free from preemptive rights, out of the aggregate of its authorized but unissued Common Shares, for the purpose of issuance upon conversion of the Series A Preferred Shares, that number of Common Shares required by any such increase in the Conversion Price. For purposes of this paragraph (k), such number of Common Shares shall be computed as if at the time of computation all such Series A Preferred Shares were held by a single holder.

          The Corporation further covenants that any Common Shares issued upon conversion of the Series A Preferred Shares shall be validly issued, fully paid and non-assessable. Before taking any action that would cause an adjustment reducing the Conversion Price below the then-par value of the Common Shares deliverable upon conversion of the Series A Preferred Shares, the Corporation shall take any corporate action that, in the opinion of its counsel, may be necessary in order that the Corporation may validly and legally issue fully paid and non-assessable Common Shares at such adjusted Conversion Price.

          The Corporation shall endeavor to list the Common Shares required to be delivered upon conversion of the Series A Preferred Shares, prior to such delivery, upon each national securities exchange, if any, upon which the outstanding Common Shares are listed at the time of such delivery.

          Prior to the delivery of any securities that the Corporation shall be obligated to deliver upon conversion of the Series A Preferred Shares, the Corporation shall endeavor to comply with all federal and state laws and regulations thereunder requiring the registration of such securities with, or any approval of or consent to the delivery thereof, by any governmental authority.

               (l) The Corporation shall pay any and all documentary stamp or similar issue or transfer taxes payable in respect of the issue or delivery of Common Shares or other securities or property on conversion of the Series A Preferred Shares pursuant hereto; provided, however, that the Corporation shall not be required to pay any tax that may be payable in respect of any transfer involved in the issue or delivery of any Common Shares or other securities or property in a name other than that of the holder of the Series A Preferred Shares to be converted, and no such issue or delivery shall be made unless and until the person requesting such issue or delivery has paid to the Corporation the amount of any such tax or established, to the reasonable satisfaction of the Corporation, that such tax has been paid.

          Section 8 Permissible Distributions. In determining whether a distribution (other than upon liquidation, dissolution or winding up), whether by dividend, or upon redemption or other acquisition of shares or otherwise, is permitted under Maryland law, amounts that would be needed, if the Corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of holders of shares of any class or series of capital stock whose preferential rights upon dissolution are superior or prior to those receiving the distribution shall not be added to the Corporation's total liabilities.

          Section 9. Ranking. Any class or series of shares of capital stock of the Corporation shall be deemed to rank:

               (a) prior to the Series A Preferred Shares, as to the payment of dividends and as to distribution of assets upon liquidation, dissolution or winding up, if the holders of such class or series shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of Series A Preferred Shares;

               (b) on a parity with the Series A Preferred Shares, as to the payment of dividends and as to the distribution of assets upon liquidation, dissolution or winding up, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share thereof be different from those of the Series A Preferred Shares, if the holders of such class of stock or series and the Series A Preferred Shares shall be entitled to the receipt of dividends and of amounts distributable upon liquidation, dissolution or winding up in proportion to their respective amounts of accrued and unpaid dividends per share or liquidation preferences, without preference or priority one over the other ("Parity Shares"); and

               (c) junior to the Series A Preferred Shares, as to the payment of dividends or as to the distribution of assets upon liquidation, dissolution or winding up, if such stock or series shall be Common Shares or if the holders of Series A Preferred Shares shall be entitled to receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of shares of such stock or series, and such stock or series shall not in either case rank prior to the Series A Preferred Shares.

          Section 10 Voting. Except as otherwise set forth herein, the Series A Preferred Shares shall not have any relative, participating, optional or other special voting rights and powers, and the consent of the holders thereof shall not be required for the taking of any corporate action.

          If and whenever six quarterly dividends (whether or not consecutive) payable on the Series A Preferred Shares or any series or class of Parity Shares shall be in arrears (which shall, with respect to any such quarterly dividend, mean that any such dividend has not been paid in full), whether or not earned or declared, the number of directors then constituting the Board of Directors shall be increased by two and the holders of Series A Preferred Shares, together with the holders of shares of every other series or class of Parity Shares having like voting rights (shares of any such other series, the "Voting Preferred Shares"), voting as a single class regardless of series, shall be entitled to elect two additional directors (who shall, as a qualification for election, agree to resign effective upon such time as required below) to serve on the Board of Directors at any annual meeting of stockholders or special meeting held in place thereof, or at a special meeting of the holders of Series A Preferred Shares and the Voting Preferred Shares called as hereinafter provided. Whenever all dividends in arrears on the Series A Preferred Shares and the Voting Preferred Shares then outstanding shall have been paid and full dividends thereon for the current quarterly dividend period shall have been paid or declared and set apart for payment, then the right of the holders of the Series A Preferred Shares and the Voting Preferred Shares to elect such additional two directors shall cease (but subject always to the same provision for the vesting of such voting rights in the case of any similar future arrearages in six quarterly dividends), and the terms of office of all persons elected as directors by the holders of the Series A Preferred Shares and the voting
Preferred Shares shall forthwith terminate and the number of directors constituting the Board of Directors shall be reduced accordingly. At any time after such voting power shall have been so vested in the holders of shares of Series A Preferred Shares and the Voting Preferred Shares, the Secretary of the Corporation may, and upon the written request of any holder of Series A Preferred Shares (addressed to the Secretary at the principal office of the Corporation) shall, call a special meeting of the holders of the Series A Preferred Shares and of the Voting Preferred Shares for the election of the two directors to be elected by them as herein provided, such call to be made by notice similar to that provided in the Bylaws of the Corporation for a special meeting of the stockholders or as required by law. If any such special meeting required to be called as above provided shall not be called by the Secretary within 20 days after receipt of such request, then any holder of Series A Preferred Shares may call such meeting, upon the notice above provided, and for that purpose shall have access to the stock books of the Corporation. The directors elected at any such special meeting shall hold office until the next annual meeting of the stockholders or special meeting held in lieu thereof if such office shall not have previously terminated as above provided. If any vacancy shall occur among the directors elected by the holders of the Series A Preferred Shares and the Voting Preferred Shares, a successor shall be elected by the Board of Directors, upon the nomination of the then-remaining director elected by the holders of the Series A Preferred Shares and the Voting Preferred Shares or the successor of such remaining director, to serve until the next annual meeting of the stockholders or special meeting held in place thereof if such office shall not have previously terminated as provided above.

          So long as any Series A Preferred Shares are outstanding, in addition to any other vote or consent of stockholders required by the Charter, the affirmative vote of at least 66-2/3% of the votes entitled to be cast by the holders of Series A Preferred Shares and the Voting Preferred Shares, at the time outstanding, voting as a single class regardless of series, given in person or by proxy, at any meeting called for the purpose, or by unanimous written consent, shall be necessary for effecting or validating:

               (a) Any amendment, alteration or repeal of any of the provisions of the Charter or these Articles Supplementary that materially adversely affects the voting powers, rights or preferences of the holders of the Series A Preferred Shares or the Voting Preferred Shares; provided, however, that (i) the amendment of the provisions of the Charter so as to authorize or create or to increase the authorized amount of, any Junior Shares or any shares of any class or series ranking on a parity with the Series A Preferred Shares or the Voting Preferred Shares shall not be deemed to materially adversely affect the voting powers, rights or preferences of the holders of Series A Preferred Shares and
(ii) any filing with the State Department of Assessments and Taxation of Maryland by the Corporation in connection with a merger, consolidation or sale of all or substantially all of the assets of the Corporation shall not be deemed to be an amendment, alteration or repeal of any of the provisions of the Charter or these Articles Supplementary; and provided further, that if any such amendment, alteration or repeal would materially adversely affect any voting powers, rights or preferences of the Series A Preferred Shares or one or more but not all series of Voting Preferred Shares at the time outstanding, the affirmative vote of at least 66-2/3% of the votes entitled to be cast by the holders of all series similarly affected, similarly given, shall be required in lieu of the affirmative vote of at least 66-2/3% of the votes entitled to be cast by the holders of the Series A Preferred Shares and the Voting Preferred Shares otherwise entitled to vote in accordance herewith; or

               (b) The authorization or creation of, or the increase in the authorized amount of, any shares of any class or series or any security convertible into shares of any class or series ranking prior to the Series A Preferred Shares in the distribution of assets on any liquidation, dissolution or winding up of the Corporation or in the payment of dividends; provided, however, that, in the case of each of subparagraphs (a) and (b), no such vote of the holders of Series A Preferred Shares or Voting Preferred Shares, as the case may be, shall be required if, at or prior to the time when such amendment, alteration or repeal is to take effect, or when the issuance of any such prior shares or convertible security is to be made, as the case may be, provision is made for the redemption of all Series A Preferred Shares or Voting Preferred Shares, as the case may be, at the time outstanding in accordance with Section 5 hereof.

          For purposes of the foregoing provisions of this Section 10, each Series A Preferred Share shall have one (1) vote per share, except that when any other series of Preferred Stock shall have the right to vote with the Series A Preferred Shares as a single class on any matter, then the Series A Preferred Shares and such other series shall have with respect to such matters one (1) vote per $25.00 of stated liquidation preference.

          Section 11. Record Holders. The Corporation and the Transfer Agent may deem and treat the record holder of any Series A Preferred Shares as the true and lawful owner thereof for all purposes, and neither the Corporation nor the Transfer Agent shall be affected by any notice to the contrary.

          Section 12. Restrictions on Ownership and Transfer. The Series A Preferred Shares constitute Capital Stock of the Corporation, and as such are governed by and issued subject to all the limitations, terms and conditions of the Charter applicable to Capital Stock generally, including but not limited to the terms and conditions (including exceptions and exemptions) of Article NINTH of the Charter applicable to Capital Stock. The foregoing sentence shall not be construed to limit the applicability to the Series A Preferred Shares of any other term or provision of the Charter.

          SECOND: Except as may otherwise be required by law, the Series A Preferred Shares shall not have any voting powers, preferences and relative, participating, optional or other special rights, other than those specifically set forth in these Articles Supplementary (as such Articles Supplementary may be amended from time to time) and in the Charter. The Series A Preferred Shares shall have no preemptive or subscription rights.

          THIRD: The headings of the various subdivisions hereof are for convenience of reference only and shall not affect the interpretation of any of the provisions hereof.

          FOURTH: If any voting powers, preferences and relative, participating, optional and other special rights of the Series A Preferred Shares and qualifications, limitations and restrictions thereof set forth in these Articles Supplementary (as such Articles Supplementary may be amended from time to time) is invalid, unlawful or incapable of being enforced by reason of any rule of law
or  public  policy,   all  other  voting  powers,   preferences   and
relative, participating, optional and other special rights of Series A Preferred Shares and qualifications, limitations and restrictions thereof set forth in these Articles Supplementary (as so amended) which can be given effect shall remain in full force and effect.

          FIFTH: The Shares were initially classified and designated in the Charter as Common Stock.

          SIXTH: These Articles Supplementary have been approved by the Board of Directors in the manner and by the vote required by law.

          SEVENTH: Each of the undersigned acknowledges these Articles Supplementary to be the act of the Corporation and, as to all matters or facts required to be verified under oath, the undersigned acknowledges that to the best of his knowledge, information and belief, these matters and facts are true in all material respects and that this statement is made under the penalties for perjury.

    * * * * *

          IN WITNESS WHEREOF, GLENBOROUGH REALTY TRUST INCORPORATED has caused these presents to be signed in its name and on its behalf by its Chief Executive Officer, and witnessed by its Secretary on January 22, 1998.

WITNESS                                       GLENBOROUGH REALTY
                                              TRUST INCORPORATED


_____________________________                 By:
Frank E. Austin                                  Robert Batinovich
Secretary                                        Chief Executive Officer


          THE UNDERSIGNED, Chief Executive Officer of GLENBOROUGH REALTY TRUST INCORPORATED, who executed on behalf of the Corporation, the Articles Supplementary of which this certificate is made a part, hereby acknowledges in the name and on behalf of said Corporation the foregoing Articles Supplementary to be the corporate act of said Corporation and hereby certifies that the matters and facts set forth herein with respect to the authorization and approval thereof are true in all material respects under the penalties of perjury.


                                              By:
                                                 Robert Batinovich
                                                 Chief Executive Officer

Exhibit 10.56


                                CREDIT AGREEMENT
                                   (Revolver)

                                      AMONG

                          GLENBOROUGH PROPERTIES, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP,
                                  AS BORROWER,

                                       AND

                     WELLS FARGO BANK, NATIONAL ASSOCIATION
                                       AND
                                 THOSE ASSIGNEES
                        BECOMING PARTIES HERETO PURSUANT
                                TO SECTION 12.19,
                                   AS LENDERS,

                                       AND

                     WELLS FARGO BANK, NATIONAL ASSOCIATION,
                                    AS AGENT


                          Dated as of December __, 1997

LIST OF EXHIBITS AND SCHEDULES


Exhibits:

A        -        Form of Assignment and Assumption
B        -        Form of Unencumbered Pool Certificate
C        -        Form of Compliance Certificate
D        -        Form of Loan Notes
E        -        Form of Notice of Borrowing
F        -        Form of Fixed Rate Notice
G        -        Form of Solvency Certificate

Schedules:

1        -        List of Unencumbered Pool Properties
5.1(c)   -        Ownership of Borrower and the Associated Companies
5.1(t)   -        Environmental Matters
5.2(e)   -        Benefit Plans
5.2(q)   -        Robert Batinovich and Andrew Batinovich Ownership

                                CREDIT AGREEMENT




          THIS CREDIT AGREEMENT is dated as of December __, 1997 (as amended, supplemented or modified from time to time, the "Agreement") and is among GLENBOROUGH PROPERTIES, L.P., a California limited partnership ("Borrower"), each of the Lenders, as hereinafter defined, and WELLS FARGO BANK, NATIONAL ASSOCIATION ("Wells Fargo"), in its capacity as agent acting in the manner described in Article XI and as a Lender.


                                    RECITALS


          WHEREAS, Borrower has previously entered into a $50,000,000 revolving credit facility (the "Secured Facility") with Wells Fargo and certain other lenders, secured by a variety of Borrower's properties;

          WHEREAS, Borrower desires to increase the amount of revolving credit available to it, on an unsecured basis, and has determined to replace the Secured Facility with the unsecured revolving credit facility contemplated by this Agreement;

          WHEREAS, Wells Fargo is willing to make such an unsecured revolving credit facility available to Borrower, on the terms, and subject to the conditions set forth herein;

          NOW, THEREFORE, the parties hereto agree as follows:

                                    ARTICLE I

                                   DEFINITIONS


1.1 Certain Defined Terms. The following terms used in this Agreement shall have the following meanings (such meanings to be applicable, except to the extent otherwise indicated in a definition of a particular term, both to the singular and the plural forms of the terms defined):

          "Accommodation Obligations", as applied to any Person, means any Indebtedness or other contractual obligation or liability, contingent or otherwise, of another Person in respect of which that Person is liable, including, without limitation, any such Indebtedness, obligation or liability directly or indirectly guaranteed, endorsed (otherwise than for collection or deposit in the ordinary course of business), co-made or discounted or sold with recourse by that Person, or in respect of which that Person is otherwise directly or indirectly liable (including, in respect of Borrower, each Investment Partnership), Contractual Obligations (contingent or otherwise) arising through any agreement to purchase, repurchase or otherwise acquire such Indebtedness, obligation or liability or any security therefor, or to provide funds for the payment or discharge thereof (whether in the form of loans, advances, stock purchases, capital contributions or otherwise), or to maintain solvency, assets, level of income, or other financial condition, or to make payment other than for value received.

          "Accountants"   means  Arthur   Andersen  LLP,  any  other  "big  six"
accounting firm or another firm of certified public accountants of national standing selected by Borrower and acceptable to Agent.

          "Acquisition Price" means the aggregate purchase price (or Borrower's Share thereof, as applicable) for an asset, including bona fide purchase money financing provided by the seller and all prior Indebtedness encumbering such asset at the time of acquisition.

          "Adjusted Net Worth" means, at any time, stockholders' equity as shown on the Financial Statements prepared in accordance with GAAP, plus minority interests in Borrower, plus cumulative net additions to depreciation and amortization reflected in statements of operation after September 30, 1997, minus intangible assets.

          "Affiliates" as applied to any Person, means any other Person directly or indirectly controlling, controlled by, or under common control with, that Person. For purposes of this definition, "control" (including, with correlative meanings, the terms "controlling", "controlled by" and "under common control with"), as applied to any Person, means (a) the possession, directly or indirectly, of the power to vote ten percent (10%) or more of the Securities having voting power for the election of directors of such Person or otherwise to direct or cause the direction of the management and policies of that Person, whether through the ownership of voting Securities or by contract or otherwise, or (b) the ownership of a general partnership interest or a limited partnership interest representing ten percent (10%) or more of the outstanding limited partnership interests of such Person.

          "Agent" means Wells Fargo in its capacity as agent for the Lenders under this Agreement, and shall include any successor Agent appointed pursuant hereto and shall be deemed to refer to Wells Fargo in its individual capacity as a Lender where the context so requires.

          "Aggregate Occupancy Rate" means, at any time (a) with respect to the Unencumbered Pool Properties of a Type other than Apartment Projects or Hotel Projects, the ratio, as of such date, expressed as a percentage, of (i) the net rentable square footage of all Unencumbered Pool Properties occupied by tenants paying rent pursuant to binding leases as to which no monetary default has occurred and is continuing, to (ii) the aggregate net rentable square footage of all Unencumbered Pool Properties; (b) with respect to Unencumbered Pool Properties that are Apartment Projects, the ratio, as of such date, expressed as a percentage, of (i) the total number of apartment units of all such Apartment Projects that are occupied by tenants paying rent pursuant to binding leases as to which no monetary default has occurred and is continuing, to (ii) the total number of apartment units included in all such Apartment Projects; and (c) with respect to Unencumbered Pool Properties that are Hotel Projects, the average occupancy rate, for the period of twelve consecutive calendar months then most recently ended, for all such Hotel Projects, determined on a collective basis.

          "Apartment Project" means a Property improved with a multi-family apartment project.

          "Applicable LIBO Rate Margin" means, as of any date of determination:

          (a) If Borrower's senior long-term unsecured debt obligations have been rated by both Moody's and Standard & Poor's or by either Moody's or Standard & Poor's and at least one other Rating Agency: (i) 0.80%, if Borrower's Rating is at least A-/A3, (ii) 0.90%, if Borrower's Rating is at least BBB+/Baa1 but the condition set forth in clause (i) of this definition is not satisfied,
(iii) 1.00%, if Borrower's Rating is at least BBB/Baa2 but neither the condition set forth in clause (i) of this definition nor the condition set forth in clause
(ii) of this definition is satisfied, or (iv) 1.15%, if Borrower's Rating is at least BBB-/Baa3 but neither the condition set forth in clause (i) of this definition, nor the condition set forth in clause (ii) of this definition, nor the condition set forth in clause (iii) of this definition is satisfied; or

          (b) in any other case (including, without limitation, if Borrower's senior long-term unsecured debt obligations have not been rated by at least two Rating Agencies, one of which is either Moody's or Standard & Poor's, but subject to the proviso at the end of the following paragraph): (i) 1.10% if, for the most recent Fiscal Quarter in respect of which Borrower is required to have delivered Financial Statements, the Weighted Average Leverage Ratio was less than 0.25:1; (ii) 1.20% if, for the most recent Fiscal Quarter in respect of which Borrower is required to have delivered Financial Statements, the Weighted Average Leverage Ratio was greater than or equal to 0.25:1 but less than 0.35:1; (iii) 1.25% if, for the most recent Fiscal Quarter in respect of which Borrower is required to have delivered Financial Statements, the Weighted Average Leverage Ratio was greater than or equal to 0.35:1 but less than 0.45:1; or (iv) 1.30% if, for the most recent Fiscal Quarter in respect of which Borrower is required to have delivered Financial Statements, the Weighted Average Leverage Ratio was not less than 0.45:1.

If Borrower receives ratings from two Rating Agencies and such ratings are not equivalent to each other, then, if the higher of the two ratings is from either Moody's or Standard & Poor's, such higher rating constitute Borrower's "Rating" for purposes of determining the Applicable LIBO Rate Margin; otherwise, the lower of the two ratings shall constitute Borrower's "Rating" for purposes of this definition. If Borrower receives ratings from more than two Rating Agencies and such ratings are not equivalent to each other, then, if one of the two highest ratings is from either Moody's or Standard & Poor's, the average of such two highest ratings shall constitute Borrower's "Rating" for purposes of determining the Applicable LIBO Rate Margin; otherwise the average of the two lowest ratings shall constitute Borrower's "Rating" for such purposes. Each change in the Applicable LIBO Rate shall become effective (x) if paragraph (a) of this definition applies, on the date as of which any change in Borrower's Rating becomes effective; or (y) if paragraph (b) of this definition applies, on the forty-fifth (45th) day after the end of the relevant Fiscal Quarter; provided that if, as of the forty-fifth (45th) day after the end of a Fiscal Quarter, Borrower has not delivered the Compliance Certificate required to be delivered pursuant to Section 6.1(d) setting forth the Weighted Average Leverage Ratio for such Fiscal Quarter, then, for the period commencing on such forty-fifth (45th) day and continuing until such Compliance Certificate is so delivered, the "Applicable LIBO Rate Margin" shall be 1.30%.

          "Assignment and Assumption" means an Assignment and Assumption in the form of Exhibit A hereto (with blanks appropriately filled in) delivered to Agent in connection with each assignment of a Lender's interest under this Agreement pursuant to Section 12.19.

          "Associated Companies" means Glenborough Corporation, a California corporation, and Glenborough Hotel Group, a Nevada corporation.

          "Base Rate" means, on any day, the higher of (a) the base rate of interest per annum established from time to time by Agent at its principal office in San Francisco, California, and designated as its prime rate as in effect on such day, and (b) one-half of one percent (0.50%) per annum plus the Federal Funds Rate in effect on such day.

          "Base Rate Loans" means those Loans bearing interest at the Base Rate.

          "Benefit Plan" means any employee  pension  benefit plan as defined in
Section 3(2) of ERISA (other than a Multiemployer Plan) in respect of which a Person or an ERISA Affiliate is, or within the immediately preceding five (5) years was, an "employer" as defined in Section 3(5) of ERISA.

          "Borrower" means Glenborough Properties, L.P., together with, in the case of each representation (unless the context herein otherwise specifically refers solely to Glenborough Properties, L.P.) and covenant (including all financial covenants) in this Agreement, all Subsidiaries.

          "Borrower Debt" means (without duplication) all Indebtedness of Borrower or any Subsidiary (without offset or reduction in respect of prepaid interest, restructuring fees or similar items) minus, in the case of Nonrecourse Indebtedness of an Unconsolidated Entity that is otherwise included in
Indebtedness of Borrower, the amount of such Indebtedness in excess of Borrower's Share thereof.

          "Borrower's Share" means Borrower's, or any Subsidiary's, percentage ownership interest in the Unconsolidated Entity in question.

          "Borrowing" means a borrowing under the Facility, including a Swing Line Borrowing.

          "Business Day" means (a) with respect to any Borrowing, payment or rate determination of LIBOR Loans, a day, other than a Saturday or Sunday, on which Agent is open for business in San Francisco and on which dealings in Dollars are carried on in the London interbank market, and (b) for all other purposes any day excluding Saturday, Sunday and any day which is a legal holiday under the laws of the State of California, or is a day on which banking institutions located in California are required or authorized by law or other governmental action to close.

          "Capital Expenditures" means, for any period, the sum of the following, as applicable: (a) for Properties other than hotel properties or multifamily apartment projects, the product of (i) (A) for industrial properties or office/flex properties, $0.10, or (B) for office properties or retail properties, $0.15 (in each case, prorated if the relevant period is shorter or longer than one year), times (ii) the sum of (A) total net rentable square footage of properties of that type then owned or leased by Borrower or a Subsidiary of Borrower, plus (B) Borrower's Share of net rentable square footage of that type owned or leased by any Investment Partnership; plus (b) the product of (i) (A) for hotel properties, $750, or (B) for multifamily apartment projects, $200 (in each case, prorated, if the relevant period is shorter or longer than one year), times (ii) (A) the number of rooms (in the case of hotel properties) or (B) the number of units (in the case of multifamily apartment projects), included therein.

          "Capital Leases", as applied to any Person, means any lease of any property (whether real, personal or mixed) by that Person as lessee which, in conformity with GAAP, is or should be accounted for as a capital lease on the balance sheet of that Person.

          "Cash Equivalents" means (a) marketable direct obligations issued or unconditionally guaranteed by the United States Government or issued by an agency thereof and backed by the full faith and credit of the United States, in each case maturing within one (1) year after the date of acquisition thereof;
(b) marketable direct obligations issued by any state of the United States of America or any political subdivision of any such state or any public instrumentality thereof maturing within ninety (90) days after the date of acquisition thereof and, at the time of acquisition, having one of the two highest ratings obtainable from any two of the Rating Agencies (or, if at any time no two of the foregoing shall be rating such obligations, then from such other nationally recognized rating services as may be acceptable to Agent) and not listed for possible down-grade in Credit Watch published by Standard & Poor's; (c) commercial paper, other than commercial paper issued by Borrower or any of its Affiliates, maturing no more than ninety (90) days after the date of creation thereof and, at the time of acquisition, having a rating of at least A-1 or P-1 from either Standard & Poor's or Moody's (or, if at any time neither Standard & Poor's nor Moody's shall be rating such obligations, then the highest rating from such other nationally recognized rating services as may be acceptable to Agent); and (d) domestic and Eurodollar certificates of deposit or time deposits or bankers' acceptances maturing within ninety (90) days after the date of acquisition thereof, overnight securities repurchase agreements, or reverse repurchase agreements secured by any of the foregoing types of securities or debt instruments issued, in each case, by (i) any commercial bank organized under the laws of the United States of America or any state thereof or the District of Columbia or Canada having combined capital and surplus of not less than Two Hundred Fifty Million Dollars ($250,000,000) or (ii) any Lender.

          "Change in Control" means (a) any transaction or series of related transactions in which any Person or two or more Persons acting in concert acquire beneficial ownership, directly or indirectly, of securities of the REIT (or of other securities convertible into securities of the REIT) representing forty percent (40%) or more of the combined voting power of all securities of the REIT entitled to vote in the election of directors; or (b) (i) during any period of up to twelve (12) consecutive months commencing on or after the Closing Date individuals who were directors of the REIT at the beginning of such period shall cease for any reason to constitute a majority of the Board of Directors, and (ii) the individuals replacing such directors shall not have been nominated by the Board of Directors of the REIT.

          "Closing Date" means the date on which this Agreement shall become effective in accordance with Section 12.16.

          "Commission" means the Securities and Exchange Commission.

          "Commitment" means, with respect to any Lender, such Lender's Pro Rata Share of the Facility, which amount shall not exceed the principal amount set out under such Lender's name under the heading "Loan Commitment" on the signature pages attached to this Agreement or as set forth on an Assignment and Assumption executed by such Lender, as assignee.

          "Compliance Certificate" means a certificate in the form of Exhibit C delivered to Agent by Borrower pursuant to Section 6.1(d) or other provision of this Agreement and covering (a) Borrower's compliance with the covenants contained in Sections 8.4 and 8.5 and Article IX, and (b) the Weighted Average Leverage Ratio for the Fiscal Quarter then most recently ended.

          "Contaminant" means any pollutant (as that term is defined in 42 U.S.C. 9601(33)) or toxic pollutant (as that term is defined in 33 U.S.C. 1362(13)), hazardous substance (as that term is defined in 42 U.S.C. 9601(14)), hazardous chemical (as that term is defined by 29 CFR Section 1910.1200(c)), toxic substance, hazardous waste (as that term is defined in 42 U.S.C. 6903(5)), radioactive material, special waste, petroleum (including crude oil or any petroleum-derived substance, waste, or breakdown or decomposition product thereof), any constituent of any such substance or waste, including, but not limited to, polychlorinated biphenyls and asbestos, or any other substance or waste deleterious to the environment the release, disposal or remediation of which is now or at any time becomes subject to regulation under any Environmental Law.

          "Contractual Obligation," as applied to any Person, means any provision of any Securities issued by that Person or any indenture, mortgage, deed of trust, lease, contract, undertaking, document or instrument to which that Person is a party or by which it or any of its properties is bound, or to which it or any of its properties is subject (including, without limitation, any restrictive covenant affecting such Person or any of its properties).

          "Court Order" means any judgment, writ, injunction, decree, rule or regulation of any court or Governmental Authority binding upon or applicable the Person in question.

          "Debt Service" means, for any period, Interest Expense for such period plus scheduled principal amortization (i.e., excluding any balloon or bullet payment due at maturity) for such period on all Indebtedness of Borrower and the Subsidiaries and Borrower's Share of all Indebtedness of each Other Investment Entity (excluding the Associated Companies).

          "Defaulting Lender" means any Lender which fails or refuses to perform its obligations under this Agreement within the time period specified for performance of such obligation or, if no time frame is specified, if such failure or refusal continues for a period of five (5) Business Days after notice from Agent.

          "DOL" means the United States Department of Labor and any successor department or agency.

          "Dollars" and "$" means the lawful money of the United States of America.

          "Duff & Phelps" means Duff & Phelps Credit Rating Co.

          "EBITDA" means, for any Person and at any time, for the most recently ended Fiscal Quarter, (a) the sum of the following, as determined in accordance with GAAP (i) Net Income (excluding Net Income or related items attributable to any unconsolidated Person), (ii) depreciation and amortization expense and other non-cash items deducted in determining such Net Income, (iii) interest expense,
(iv) Taxes and (v) an amount equal to such Person's prorata share (based upon ownership interest) of the EBITDA of each Unconsolidated Entity for the most recently ended Fiscal Quarter; minus (b) in the case of Borrower, that portion of Net Income attributable to an investment interest in the Associated Companies, except to the extent of preferred dividends received by Borrower from the Associated Companies during such period; and (c) minus gains (and plus losses) from extraordinary items or asset sales or write-ups or forgiveness of indebtedness.

          "Eligible Assignee" means (a) (i) (A) a commercial bank organized under the laws of the United States or any state thereof; (B) a savings and loan association or savings bank organized under the laws of the United States or any state thereof; or (C) a commercial bank organized under the laws of any other country or a political subdivision thereof, provided that (x) such bank is acting through a branch or agency located in the United States, or (y) such bank is organized under the laws of a country that is a member of the Organization for Economic Cooperation and Development or a political subdivision of such country; that (ii) in each case, is (A) reasonably acceptable to Agent and Borrower, and (B) has total assets in excess of $10,000,000,000 and a rating on its (or its parent's) senior unsecured debt obligations of at least BBB by one of the Rating Agencies; or (b) any Lender or Affiliate of any Lender; provided that no Affiliate of Borrower shall be an Eligible Assignee.

          "Environmental Laws" has the meaning set forth in Section 5.1(t).

          "Environmental Lien" means a Lien in favor of any Governmental Authority for (a) any liability under Environmental Laws, or (b) damages arising from, or costs incurred by such Governmental Authority in response to, a Release or threatened Release of a Contaminant into the environment.

          "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and any successor statute.

          "ERISA Affiliate" means, as to any Person, any (a) corporation which is, becomes, or is deemed to be a member of the same controlled group of corporations (within the meaning of Section 414(b) of the Internal Revenue Code) as such Person, (b) partnership, trade or business (whether or not incorporated) which is, becomes or is deemed to be under common control (within the meaning of Section 414(c) of the Internal Revenue Code) with such Person, (c) other Person that is, becomes or is deemed to be, a member of the same "affiliated service group" (as defined in Section 414(m) of the Internal Revenue Code) as such Person, or (d) any other organization or arrangement described in Section 414(o) of the Internal Revenue Code which is, becomes or is deemed to be required to be aggregated pursuant to regulations issued under Section 414(o) of the Internal Revenue Code with such Person pursuant to Section 414(o) of the Internal Revenue Code.

          "Event of Default" means any of the occurrences set forth in Article X after the expiration of any applicable grace period expressly provided therein.

          "Extension Fee" has the meaning given to such term in Section 2.1(d).

          "Facility" means the loan facility of Two Hundred Fifty Million Dollars ($250,000,000) described in Section 2.1(a).

          "FDIC"  means  the  Federal  Deposit  Insurance   Corporation  or  any
successor thereto.

          "Federal Funds Rate" means, for any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates on overnight Federal Funds transactions with members of the Federal Reserve System arranged by Federal Funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by Agent from three Federal Funds brokers of recognized standing selected by Agent.

          "Federal Reserve Board" means the Board of Governors of the Federal Reserve System or any governmental authority succeeding to its functions.

          "Fitch" means Fitch Investors Service, L.P.

          "Financial Statements" has the meaning given to such term in Section 6.1(b).

          "FIRREA"  means  the  Financial  Institutions  Recovery,   Reform  and
Enforcement Act of 1989, as amended from time to time.

          "Fiscal Quarter" means each three-month period ending on March 31, June 30, September 30 and December 31.

          "Fiscal Year" means the fiscal year of Borrower which shall be the twelve (12) month period ending on the last day of December in each year.

          "Fixed Rate Notice"  means,  with respect to a LIBOR Loan  pursuant to
Section 2.1(b), a notice substantially in the form of Exhibit F.

          "Fixed Rate Price  Adjustment"  has the meaning  given to such term in
Section 2.4(h)(iii).

          "Funding Date" means, with respect to any Loan made after the Closing Date, the date of the funding of such Loan.

          "Funds from Operations" means, for any period, Borrower's Net Income excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for Unconsolidated Entities. (Adjustments for Unconsolidated Entities shall be calculated to reflect funds from operations on the same basis.)

          "GAAP" means generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board, or in such other statements by such other entity as may be in general use by significant segments of the accounting profession, which are applicable to the circumstances as of the date of determination.

          "Governmental Authority" means any nation or government, any federal, state, local, municipal or other political subdivision thereof or any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

          "Gross Asset Value" means, as of the date of determination, the sum (without duplication of any item) of (a) an amount equal to (i) Borrower EBITDA for the most recently ended Fiscal Quarter (excluding Net Income or related items attributable to any Unconsolidated Entity or any asset referred to in clauses (b) through (d) or (h) below), times (ii) four (4), divided by (C) 0.10;
(b) in the case of Borrower or any Subsidiary, the Acquisition Price paid by Borrower or such Subsidiary for any Property acquired during the most recently ended Fiscal Quarter; (c) cash and Cash Equivalents owned by Borrower or any Subsidiary as of the most recently ended Fiscal Quarter (but excluding any tenant deposits); (d) with respect to each Investment Mortgage (including Pool Investment Mortgages) held by Borrower or any Subsidiary, the lesser of the book value thereof or an amount equal to ninety percent (90%) of (i) net operating income (less Capital Expenditures) (determined on a basis consistent with the definition of "Net Operating Income" in this Agreement) for the most recently ended Fiscal Quarter attributable to the Property securing such mortgage receivable, times (ii) four (4), divided by (iii) 0.10; (e) an amount equal to Borrower's Share of (i) the EBITDA of each Unconsolidated Entity (other than the Associated Companies) for the most recently ended Fiscal Quarter (excluding EBITDA attributable to any Property not owned by any such Unconsolidated Entity for the entire most recently ended Fiscal Quarter), times (iii) four (4), divided by (iii) 0.10; (f) Borrower's Share of the Acquisition Price paid for any Property acquired by an Unconsolidated Entity during the most recently ended Fiscal Quarter; (g) an amount equal to (i) preferred dividends received by Borrower from the Associated Companies during the most recently ended Fiscal Quarter, times (iii) four (4), divided by (iii) 0.20; and (h) one hundred percent (100%) of publicly-traded stock held by Borrower (in the case of each such stock, at the lesser of cost or market value).

          "Guaranty" means the guaranty of payment and performance executed by the REIT in favor of Agent and the Lenders.

          "Hotel Project" means a Property improved with a hotel.

          "Indebtedness", as applied to any Person (and without duplication), means (a) all indebtedness, obligations or other liabilities of such Person for borrowed money, whether or not subordinated and whether with or without recourse beyond any collateral security, (b) all indebtedness, obligations or other liabilities of such Person evidenced by Securities or other similar instruments,
(c) all reimbursement obligations and other liabilities of such Person with respect to letters of credit or banker's acceptances issued for such Person's account, (d) all obligations of such Person to pay the deferred purchase price of Property or services, (e) all obligations in respect of both operating and Capital Leases of such Person, (f) all Accommodation Obligations of such Person,
(g) all indebtedness, obligations or other liabilities of such Person or others secured by a Lien on any asset of such Person, whether or not such indebtedness, obligations or liabilities are assumed by, or are a personal liability of, such Person (including, without limitation, the principal amount of any assessment or similar indebtedness encumbering any property), (h) all indebtedness, obligations or other liabilities (other than interest expense liability) in respect of Interest Rate Contracts and foreign currency exchange agreements, (i) ERISA obligations currently due and payable, (j) Borrower's Share of all Nonrecourse Indebtedness owed by Unconsolidated Entities other than the Associated Companies, and (k) without duplication or limitation, all liabilities and other obligations included in the financial statements (or notes thereto) of such Person as prepared in accordance with GAAP.

          "Individual Occupancy Rate" means, with respect to any Property, at any time, the ratio (expressed as a percentage), as of such date, of (a) if such Property is not an Apartment Project or a Hotel Project, (i) the net rentable square footage of such Property occupied by tenants paying rent pursuant to binding leases as to which no monetary default has occurred and is continuing, to (ii) the total net rentable square footage comprising such Property; (b) if such Property is an Apartment Project, (i) the total number of apartment units in such Apartment Project that are occupied by tenants paying rent pursuant to binding leases as to which not monetary default has occurred and is continuing, to (ii) the total number of apartment units comprising such Apartment Project; and (c) if such Property is a Hotel Project, the average occupancy rate of such Hotel Project for the period of twelve consecutive calendar months then most recently ended.

          "Interest Expense" means, for any period, the sum of (without redundancy) (a) total interest expense, whether paid, accrued or capitalized (including the interest component of Capital Leases and capitalized interest covered by an interest reserve established under a loan facility) in respect of Indebtedness of Borrower or any Subsidiary, including, without limitation, all commissions, discounts and other fees and charges owed with respect to letters of credit, net costs under Interest Rate Contracts, and fees payable to Lenders pursuant to Section 2.1(d) and Section 2.5, (b) Borrower's Share of total interest expense, whether paid, accrued or capitalized (including the interest component of Capital Leases and capitalized interest covered by an interest reserve established under a loan facility) in respect of Indebtedness of Other Investment Entities (other than the Associated Companies), and (c) any other accrued, paid or capitalized interest incurred on any obligation for which Borrower is wholly or partially liable under repayment, interest carry or performance guarantees, or other relevant liabilities.

          "Interest Period" means, relative to any LIBOR Loans comprising part of the same Borrowing, the period beginning on (and including) the date on which such LIBOR Loans are made as, or converted into, LIBOR Loans, and ending on (but excluding) the day which numerically corresponds to such date thirty (30), sixty
(60), ninety (90) or one hundred eighty (180) days thereafter, in each case as Borrower may select in its relevant Notice of Borrowing pursuant to Section 2.1(b); provided, however, that:

          (a) if such Interest Period would otherwise end on a day which is not a Business Day, such Interest Period shall end on the next following Business Day; and

          (b) no Interest Period may end later than the then applicable Maturity Date.

          "Interest Rate Contracts" means, collectively, interest rate swap, collar, cap or similar agreements providing interest rate protection (including any reserve or cost adjustments.

          "Interim Period" means the period commencing on September 30, 1997, and ending on the Closing Date.

          "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended from time to time hereafter, and any successor statute.

          "Investment Mortgages" mean mortgages securing indebtedness directly or indirectly owned by Borrower, including certificates of interest in real estate mortgage investment conduits.

          "Investment Partnership" means any general or limited partnership (or joint venture) in which Borrower has a general partnership interest, whose financial results are not consolidated under GAAP in the Financial Statements.

          "IRS" means the Internal Revenue Service and any Person succeeding to the functions thereof.

          "Land" means unimproved real estate, including future phases of a partially completed project, owned or leased by Borrower for the purpose of future development of improvements. For purposes of the foregoing definition, "unimproved" shall mean Land on which the construction of building improvements has not commenced or has been discontinued for a continuous period longer than sixty (60) days prior to completion.

          "Lender Taxes" has the meaning given to such term in Section 2.4(g).

          "Lenders" means Wells Fargo and any other bank, finance company, insurance or other financial institution which is or becomes a party to this Agreement by execution of a counterpart signature page hereto or an Assignment and Assumption, as assignee. At all times that there are no Lenders other than Wells Fargo, the terms "Lender" and "Lenders" means Wells Fargo in its individual capacity. With respect to matters requiring the consent to or approval of all Lenders at any given time, all then existing Defaulting Lenders will be disregarded and excluded, and, for voting purposes only, "all Lenders" shall be deemed to mean "all Lenders other than Defaulting Lenders".

          "Letter of Credit  Documents"  has the  meaning  given to such term in
Section 2.1(e)(ii).

          "Letter of Credit Obligations" mean, collectively, (a) all reimbursement and other obligations of Borrower in respect of Letters of Credit, and (b) all amounts advanced by Lenders in respect of draws paid by Wells Fargo under Letters of Credit.

          "Letters of Credit" mean the standby letters of credit (a) issued and outstanding under the Secured Facility as of the Closing Date, or (b) issued from time to time by Wells Fargo, for the account of Borrower, pursuant to
Section 2.1(e), as the same may be drawn on, advanced, replaced or modified from time to time.

          "Liabilities and Costs" means all claims, judgments, liabilities, obligations, responsibilities, losses, damages (including lost profits), punitive or treble damages, costs, disbursements and expenses (including, without limitation, reasonable attorneys', experts' and consulting fees and costs of investigation and feasibility studies), fines, penalties and monetary sanctions, interest, direct or indirect, known or unknown, absolute or contingent, past, present or future.

          "LIBOR" means, relative to any Interest Period for any LIBOR Loan included in any Borrowing, the per annum rate (reserve adjusted as hereinbelow provided) of interest quoted by Agent, rounded upwards, if necessary, to the nearest one-sixteenth of one percent (0.0625%) at which Dollar deposits in immediately available funds are offered by Agent to leading banks in the Eurodollar interbank market at approximately 9:00 A.M. San Francisco time two (2) Business Days prior to the beginning of such Interest Period, for delivery on the first day of such Interest Period for a period approximately equal to such Interest Period and in an amount equal or comparable to the LIBOR Loan to which such Interest Period relates. The foregoing rate of interest shall be reserve adjusted by dividing LIBOR by one (1.00) minus the LIBOR Reserve Percentage, with such quotient to be rounded upward to the nearest whole multiple of one-hundredth of one percent (0.01%). All references in this Agreement or other Loan Documents to LIBOR include the aforesaid reserve adjustment.

          "LIBOR Loan" means a Loan bearing interest, at all times during an Interest Period applicable to such Loan, at a fixed rate of interest determined by reference to LIBOR.

          "LIBOR Office" means, relative to any Lender, the office of such Lender designated as such on the counterpart signature pages hereto or such other office of a Lender as designated from time to time by notice from such Lender to Agent, whether or not outside the United States, which shall be making or maintaining LIBOR Loans of such Lender.

          "LIBOR Reserve Percentage" means, relative to any Interest Period for LIBOR Loans made by any Lender, the reserve percentage (expressed as a decimal) equal to the actual aggregate reserve requirements (including all basic, emergency, supplemental, marginal and other reserves and taking into account any transactional adjustments or other scheduled changes in reserve requirements) announced within Agent as the reserve percentage applicable to Agent as specified under regulations issued from time to time by the Federal Reserve Board. The LIBOR Reserve Percentage shall be based on Regulation D of the Federal Reserve Board or other regulations from time to time in effect concerning reserves for "Eurocurrency Liabilities" from related institutions as though Agent were in a net borrowing position.

          "Lien" means any mortgage, deed of trust, pledge, hypothecation, assignment, deposit arrangement, security interest, encumbrance (including, but not limited to, easements, rights-of-way, zoning restrictions and the like), lien (statutory or other), preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever, including without limitation any conditional sale or other title retention agreement, the interest of a lessor under a Capital Lease, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of any financing statement or document having similar effect (other than a financing statement filed by a "true" lessor pursuant to Section 9408 of the Uniform Commercial
Code) naming the owner of the asset to which such Lien relates as debtor, under the Uniform Commercial Code or other comparable law of any jurisdiction.

          "Loan Account" has the meaning given to such term in Section 2.3.

          "Loan Availability" means, at any time, the lesser of (a) an amount equal to the positive difference, if any, of (i) 57.14286% of the Unencumbered Pool Value, less (ii) Unsecured Liabilities other than the outstanding principal of the Loans; and (b) the amount of the Facility from time to time.

          "Loan Documents" means this Agreement, the Loan Notes, the Guaranty, the agency fee agreement described in Section 2.5(b), the Letter of Credit
Documents and all other agreements, instruments and documents (together with amendments and supplements thereto and replacements thereof) now or hereafter executed by the REIT or Borrower that evidence, guaranty or secure the Obligations.

          "Loan Notes" means the promissory notes evidencing the Loans in the aggregate original principal amount of Two Hundred Fifty Million Dollars ($250,000,000) executed by Borrower in favor of Lenders, as they may be amended, supplemented, replaced or modified from time to time. The initial Loan Note, and any replacements thereof, shall be substantially in the form of Exhibit D.

          "Loans" means the loans made pursuant to the Facility (including, except where the context otherwise requires, Swing Line Borrowings), as well as each Loan, initially made under the Swing Line, that is deemed converted into a Loan pursuant to Section 11.3(c); provided that (a) if any such Loan or Loans (or portions thereof) is/are combined or subdivided pursuant to Section 2.1(b)(iii) or by automatic conversion of LIBOR Loan into a Base Rate Loan, the term "Loan" means such combination or each such subdivided portion, as the case may be, and (b) where the context so requires, the term "Loan" means, with respect to a particular Lender, the advance made (or required to be made) by such Lender in the amount of such Lender's Pro Rata Share of a Borrowing under the Facility.

          "Major UPP Lease" means a lease affecting fifty percent (50%) or more of the net rentable square footage of an Unencumbered Pool Property.

          "Material Adverse Effect" means, with respect to a Person, a material adverse effect upon the condition (financial or otherwise), operations, performance or properties of such Person. The phrase "has a Material Adverse Effect" or "will result in a Material Adverse Effect" or words substantially similar thereto shall in all cases be intended to mean "has resulted, or will or could reasonably be anticipated to result, in a Material Adverse Effect", and the phrase "has no (or does not have a) Material Adverse Effect" or "will not result in a Material Adverse Effect" or words substantially similar thereto shall in all cases be intended to mean "does not or will not or could not reasonably be anticipated to result in a Material Adverse Effect".

          "Maturity Date" has the meaning given to such term in Section 2.1(d).

          "Minimum Net Worth" means the sum of (a) Three Hundred Forty-Three Million Seven Hundred Forty-One Thousand Dollars ($343,741,000) and (b) ninety percent (90%) of Net Offering Proceeds following the Closing Date.

          "Moody's" means Moody's Investors Service.

          "Multiemployer Plan" means an employee benefit plan defined in Section 4001(a)(3) of ERISA which is, or within the immediately preceding six (6) years was, contributed to by a Person or an ERISA Affiliate.

          "Net Income" means, for any Person and any period, the net earnings (or loss), after Taxes and minority interests, calculated for such period on a consolidated basis in conformity with GAAP. Notwithstanding the foregoing, in determining "Net Income" for the REIT, minority interests in Borrower shall be added back.

          "Net Offering Proceeds" means (a) all cash proceeds received by the REIT as a result of the sale of common, preferred or other classes of stock in the REIT (if and only to the extent reflected in stockholders' equity on the consolidated balance sheet of the REIT prepared in accordance with GAAP) less customary costs and discounts of issuance paid by the REIT, all of which proceeds shall have been concurrently contributed by the REIT to Borrower as additional capital, plus (b) all cash and the fair market value of the net equity of all properties contributed to Borrower by one or more Persons in exchange for limited partnership interests in Borrower.

          "Net Operating Income" means, for any period, (a) with respect to an Unencumbered Pool Property (other than a Pool Investment Mortgage), the net operating income of such Unencumbered Pool Property for such period determined in accordance with GAAP, except that, for purposes of determining Net Operating Income, (i) income shall be calculated on a stabilized basis and shall not include security or other deposits, late fees, lease termination or other similar charges, delinquent rent recoveries, unless previously reflected in reserves, proceeds of business interruption insurance or any other items of a non-recurring nature, and (ii) to the extent any such Unencumbered Pool Property is not owned by Borrower for the entire period for which such determination is being made, then the Net Operating Income for such Unencumbered Pool Property shall be subject to such adjustment as Agent determines to be appropriate; provided that, notwithstanding the limitations in clause (i) above, Net Operating Income may include collected lease termination charges (amortized monthly over the remaining term of the lease) and delinquent rent recoveries so long as (x) any such charge or recovery does not relate to a date earlier the commencement of the period for which Net Operating Income is determined and (y) no such recovery shall be made for any month during or after which the space to which such charge or recovery relates has been re-leased to another Person and such Person has an obligation to pay rent for such month(s); and (b) with respect to a Pool Investment Mortgage, the sum of all regular recurring monthly payments of interest received by Borrower during such period.

          "Non Pro Rata Loan" means a Loan with respect to which fewer than all Lenders have funded their respective Pro Rata Shares of such Loans and the failure of the non-funding Lender or Lenders to fund its or their respective Pro Rata Shares of such Loan constitutes a breach of this Agreement.

          "Nonrecourse Indebtedness" means Indebtedness with respect to which recourse for payment is contractually limited to specific assets encumbered by a Lien securing such Indebtedness.

          "Notice of Borrowing" means, with respect to a proposed Borrowing pursuant to Section 2.1(b), a notice substantially in the form of Exhibit E.

          "Obligations" means, from time to time, all Indebtedness of Borrower owing to Agent, any Lender or any Person entitled to indemnification pursuant to
Section 12.2, or any of their respective successors, transferees or assigns, of every type and description, whether or not evidenced by any note, guaranty or other instrument, arising under or in connection with this Agreement or any other Loan Document, whether or not for the payment of money, whether direct or indirect (including those acquired by assignment), absolute or contingent, due or to become due, now existing or hereafter arising and however acquired. The term includes, without limitation, all interest, charges, expenses, fees, reasonable attorneys' fees and disbursements, reasonable fees and disbursements of expert witnesses and other consultants, and any other sum now or hereinafter chargeable to Borrower under or in connection with this Agreement or any other Loan Document.

          "Officer's Certificate" means a certificate signed by a specified officer of a Person certifying as to the matters set forth therein.

          "Other Investment Entity" means each corporation (including the Associated Companies), limited partnership in which Borrower has a limited partnership interest only, joint stock company, limited liability company, business trust or other organization of any type or kind in respect of whose debts and other obligations Borrower has no personal liability (beyond its investment therein) and whose financial results are not consolidated under GAAP in the Financial Statements.

          "PBGC" means the Pension Benefit Guaranty Corporation or any Person succeeding to the functions thereof.

          "Permit" means any permit, approval, authorization, license, variance or permission required from a Governmental Authority under an applicable Requirement of Law.

          "Permitted Liens" means:

          (a) Liens (other than Environmental Liens and any Lien imposed under ERISA) for taxes, assessments or charges of any Governmental Authority or claims not yet due;

          (b) Liens (other than any Lien imposed under ERISA) incurred or deposits made in the ordinary course of business (including without limitation surety bonds and appeal bonds) in connection with workers' compensation, unemployment insurance and other types of social security benefits or to secure the performance of tenders, bids, leases, contracts (other than for the repayment of Indebtedness), statutory obligations;

          (c) any laws, ordinances, easements, rights of way, restrictions, exemptions, reservations, conditions, limitations, covenants or other matters that, in the aggregate, do not (i) materially interfere with the occupation, use and enjoyment of the Property or other assets encumbered thereby, by the Person owning such

Property or other assets, in the normal course of its business or (ii) materially impair the value of the Property subject thereto; and

          (d) Liens imposed by laws, such as mechanics' liens and other similar liens arising in the ordinary course of business which secure payment of obligations not more than thirty (30) days past due.

          "Person" means any natural person, employee, corporation, limited partnership, general partnership, joint stock company, limited liability company, joint venture, association, company, trust, bank, trust company, land trust, business trust or other organization, whether or not a legal entity, or any other non-governmental entity, or any Governmental Authority.

          "Pool Investment Mortgage" means each of the three (3) Investment Mortgages identified on Schedule 1 as an "Unencumbered Pool Property", for so long as such Investment Mortgage qualifies as both "Unencumbered Property" and an "Unencumbered Pool Property" in accordance with the definitions of those terms.

          "Pool Investment Mortgage Exclusion Date" means June 30, 1998, or such later date as the Requisite Lenders may agree to in their sole discretion.

          "Plan" means an employee benefit plan defined in Section 3(3) of ERISA (other than a Multiemployer Plan) in respect of which Borrower or an ERISA Affiliate, as applicable, is an "employer" as defined in Section 3(5) of ERISA.

          "Price Adjustment Date" has the meaning given to such term in Section 2.4(h)(iii).

          "Pro Rata Share" means, with respect to any Lender, a fraction (expressed as a percentage), the numerator of which shall be the amount of such Lender's Commitment and the denominator of which shall be the aggregate amount of all of the Lenders' Commitments.

          "Proceedings" means, collectively, all actions, suits and proceedings before, and investigations commenced or threatened by or before, any court or Governmental Authority with respect to a Person.

          "Property" means (a) as to any Person, any real or personal property, building, facility, structure, equipment or unit, or other asset owned and operated by such Person in the ordinary course of its business; and (b) with respect to any Pool Investment Mortgage, except where the context otherwise requires, the property subject to such Pool Investment Mortgage. For example, but without limitation, the "Individual Occupancy Percentage" of an Unencumbered Pool Property that is a Pool Investment Mortgage shall be the "Individual Occupancy Percentage" of the property subject to such Pool Investment Mortgage, determined as if such property itself were the Unencumbered Pool Property; the "Aggregate Occupancy Percentage" of the Unencumbered Pool Properties shall be determined with reference to the properties subject to the Pool Investment Mortgages as well as the other Unencumbered Pool Properties; and, except where the applicable provision of this Agreement expressly requires a different treatment of the properties subject to Pool Investment Mortgages, all reports, certifications and other deliveries of information relating to the Unencumbered Pool Properties shall include the properties subject to the Pool Investment Mortgages.

          "Quarterly Operating Report" has the meaning set forth in Section 6.1(a).

          "Rating Agency" means each of Standard & Poor's, Moody's, Fitch and Duff & Phelps, and such other nationally recognized rating service or services as may be mutually agreed upon by Borrower and Agent.

          "Regulations G, T, U and X" mean such Regulations of the Federal Reserve Board as in effect from time to time.

          "REIT"  means  Glenborough  Realty  Trust  Incorporated,   a  Maryland
corporation.

          "Release" means the release, spill, emission, leaking, pumping, injection, deposit, disposal, discharge, dispersal, leaching or migration into the indoor or outdoor environment or into or out of any property, including the movement of Contaminants through or in the air, soil, surface water, groundwater or property.

          "Remedial Action" means any action required by applicable Environmental Laws to (a) clean up, remove, treat or in any other way address Contaminants in the indoor or outdoor environment; (b) prevent the Release or threat of Release or minimize the further Release of Contaminants so they do not migrate or endanger or threaten to endanger public health or welfare or the indoor or outdoor environment; or (c) perform pre-remedial studies and investigations and post-remedial monitoring and care.

          "Reportable Event" means any of the events described in Section 4043(b) of ERISA, other than an event for which the thirty (30) day notice requirement is waived by regulations.

          "Requirements of Law" mean, as to any Person, the charter and by-laws, partnership agreement or other organizational or governing documents of such Person, and any law, rule or regulation, Permit, or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject, including without limitation, the Securities Act, the Securities Exchange Act, Regulations G, T, U and X, FIRREA and any certificate of occupancy, zoning ordinance, building, environmental or land use requirement or Permit or occupational safety or health law, rule or regulation.

          "Requisite Lenders" mean, collectively, Lenders whose Pro Rata Shares, in the aggregate, are at least sixty-six and two-thirds percent (66-2/3%), provided that (a) in determining such percentage at any given time, all then existing Defaulting Lenders will be disregarded and excluded and the Pro Rata Shares of Lenders shall be redetermined, for voting purposes only, to exclude the Pro Rata Shares of such Defaulting Lenders, and (b) notwithstanding the foregoing, at all times when two or more Lenders are party to this Agreement, the term "Requisite Lenders" shall in no event mean less than two Lenders.

          "Secretary's  Certificate"  has the  meaning  given  to  such  term in
Section 4.1(c).

          "Secured Borrower Debt" means all Borrower Debt that is secured by a Lien on any interest in real property.

          "Secured Facility" has the meaning given to such term in the Recitals.

          "Securities" means any stock, shares, voting trust certificates, bonds, debentures, notes or other evidences of indebtedness, secured or unsecured, convertible, subordinated or otherwise, or in general any instruments commonly known as "securities", or any certificates of interest, shares, or participations in temporary or interim certificates for the purchase or acquisition of, or any right to subscribe to, purchase or acquire any of the foregoing, but shall not include any evidence of the Obligations, provided that Securities shall not include Cash Equivalents, Investment Mortgages or investments, in the form of equity, in Unconsolidated Entities.

          "Securities Act" means the Securities Act of 1933, as amended to the date hereof and from time to time hereafter, and any successor statute.

          "Securities Exchange Act" means the Securities Exchange Act of 1934, as amended to the date hereof and from time to time hereafter, and any successor statute.

          "Senior Loans" has the meaning given to such term in Section 11.4(b).

          "September 30, 1997  Financials" has the meaning given to such term in
Section 5.1(g).

          "Solvency Certificate" means a certificate in the form of Exhibit G.

          "Solvent" means, as to any Person at the time of determination, that such Person (a) owns property the value of which (both at fair valuation and at present fair salable value) is greater than the amount required to pay all of such Person's liabilities (including contingent liabilities and debts); (b) is able to pay all of its debts as such debts mature; and (c) has capital sufficient to carry on its business and transactions and all business and transactions in which it is about to engage.

          "Standard & Poor's" means Standard & Poor's Rating Services.

          "Subsidiary" means each Person (a) in which Borrower has an ownership interest and (b) the financial results of which are consolidated under GAAP in the Financial Statements.

          "Swing Line" has the meaning given to such term in Section 2.1(a)(ii).

          "Swing  Line  Borrowing"  means a Borrowing  effected  under the Swing
Line.

          "Swing Line Lender" means Agent, and any successor to Agent, in its capacity as the lender under the Swing Line.

          "Taxes" means all federal, state and local net income and gross receipts taxes.

          "Termination Event" means (a) any Reportable Event, (b) the withdrawal of a Person, or an ERISA Affiliate from a Benefit Plan during a plan year in which it was a "substantial employer" as defined in Section 4001(a)(2) of ERISA,
(c) the occurrence of an obligation arising under Section 4041 of ERISA of a Person or an ERISA Affiliate of such Person to provide affected parties with a written notice of an intent to terminate a Benefit Plan in a distress termination described in Section 4041(c) of ERISA, (d) the institution by the PBGC of proceedings to terminate any Benefit Plan under Section 4042 of ERISA,
(e) any event or condition which constitutes grounds under Section 4042 of ERISA for the appointment of a trustee to administer a Benefit Plan, (f) the partial or complete withdrawal of such Person or any ERISA Affiliate of such Person from a Multiemployer Plan, or (g) the adoption of an amendment by any Person or any ERISA Affiliate of such Person to terminate any Benefit Plan.

          "Termination of Designation" has the meaning set forth in Section 3.2.

          "Total Liabilities" means the sum of (a) all Indebtedness of Borrower and the Subsidiaries, and (b) Borrower's Share of the Indebtedness of each Other Investment Entity (other than the Associated Companies).

          "Type" means, with respect to any Property, the classification of such Property as (a) an Apartment Project, (b) a Hotel Project or (c) a Property other than an Apartment Project or a Hotel Project.

          "Unconsolidated Entity" means each Investment Partnership and Other Investment Entity.

          "Unencumbered NOI" means, for any period, the aggregate Net Operating Income of all Unencumbered Pool Properties for such period.

          "Unencumbered  Pool Certificate" has the meaning given to such term in
Section 6.1(f).

          "Unencumbered  Pool Property  Statements" has the meaning set forth in
Section 6.1(a).

          "Unencumbered Pool Properties" means the Unencumbered Properties listed on Schedule 1, as such Schedule 1 may be amended from time to time to reflect the addition and deletion of Unencumbered Pool Properties pursuant to
Article III; provided, in each case:

          (a) that (i) the Individual Occupancy Rate of such Property is at least fifty percent (50%) and (ii) such Property has not suffered damage rendering untenantable more than fifty percent (50%) (determined as if such Property had not been damaged) of its (A) net rentable square footage (if such Property is not an Apartment Project or a Hotel Project, (B) total units (if such Property is an Apartment Project) or (C) total rooms (if such Property is a Hotel Project); and

          (b) with respect to a Pool Investment Mortgage, that (in addition to satisfaction of the preceding clause (a), as it relates to the property subject to such Pool Investment Mortgage), (i) the obligation secured thereby is not in default, (ii) the obligor thereunder is not the subject of any proceeding under the United States Bankruptcy Code, and (iii) the Pool Investment Exclusion Date has not occurred.

          "Unencumbered Pool Value" means, at any time, an amount equal to the sum of (a) an amount equal to (i) the aggregate Net Operating Income of the Unencumbered Pool Properties (other than Pool Investment Mortgages and Unencumbered Pool Properties not owned by Borrower for the entire Fiscal Quarter then most recently ended) for the most recently ended Fiscal Quarter, times (ii) four (4), divided by (iii) 0.10; and (b) with respect to each Pool Investment Mortgage, an amount equal to the lesser of the book value thereof or an amount equal to ninety percent (90%) of (i) net operating income (less Capital Expenditures) (determined on a basis consistent with the definition of "Net Operating Income" in this Agreement) for the most recently ended Fiscal Quarter attributable to the property subject thereto, times (ii) four (4), divided by
(iii) 0.10; and (c) for each Unencumbered Pool Property not owned by Borrower for the entire Fiscal Quarter then most recently ended, the Acquisition Price paid by Borrower for such Unencumbered Pool Property.

          "Unencumbered Property" means (a) real property improved with one or more completed office, industrial or retail buildings, hotels, or multifamily apartment buildings, that is directly and wholly-owned by Borrower in fee simple, or (b) a Pool Investment Mortgage that is directly and wholly-owned by Borrower; provided in each case that such real property or Pool Investment Mortgage is not subject to any Lien (other than Permitted Liens) or to any agreement (other than this Agreement or any other Loan Document) that prohibits the creation of any Lien thereon as security for Indebtedness of the Person owning such real property or Pool Investment Mortgage; and provided further, with respect to a particular such Property, the Individual Occupancy Rate of such Property is at all times at least fifty percent (50%).

          "Unmatured Event of Default" means an event which, with the giving of notice or the lapse of time, or both, would constitute an Event of Default.

          "Unsecured Interest Expense" means, for any period, (i) total Interest Expense for such period, less (ii) Interest Expense attributable to any Secured Borrower Debt for such period.

          "Unsecured Liabilities" means, at any time, (i) Total Liabilities, less (ii) Secured Borrower Debt.

          "Unused Facility Fee" has the meaning given to such term in Section 2.5(a).

          "Weighted Average Leverage Ratio" means, with respect to any Fiscal Quarter, the average daily ratio of Total Liabilities to Gross Asset Value.

     1.2 Computation of Time Periods. In this Agreement, in the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each mean "to and including". Periods of days referred to in this Agreement shall be counted in calendar days unless Business Days are expressly prescribed.

     1.3 Terms.

          (a)  Any  accounting  terms  used  in  this  Agreement  which  are not
specifically   defined  shall  have  the  meanings  customarily  given  them  in accordance with GAAP.

          (b) Any time the phrase "to the best of Borrower's knowledge" or a phrase similar thereto is used herein, it means: "to the actual knowledge of the then executive or senior officers of Borrower and the REIT, after reasonable inquiry of those agents, employees or contractors of the REIT or Borrower who could reasonably be anticipated to have knowledge with respect to the subject matter or circumstances in question and after review of those documents or instruments which could reasonably be anticipated to be relevant to the subject matter or circumstances in question."

          (c) In each case where the consent or approval of Agent, all Lenders and/or Requisite Lenders is required, or their non-obligatory action is requested by Borrower, such consent, approval or action shall be in the sole and absolute discretion of Agent and, as applicable, each Lender, unless otherwise specifically indicated.

          (d) Any time the word "or" is used herein, unless the context otherwise clearly requires, it has the inclusive meaning represented by the phrase "and/or". The words "hereof", "herein", "hereby", "hereunder" and similar terms refer to this Agreement as a whole and not to any particular provision of this Agreement. Article, section, subsection, clause, exhibit and schedule references are to this Agreement unless otherwise specified. Any reference in this Agreement to this Agreement or to any other Loan Document includes any and all amendments, modifications, supplements, renewals or restatements thereto or thereof, as applicable.

          (e) Any time the defined term "Borrower", or any other defined term incorporating the defined term "Borrower" within its definition, is used in
Article IX, it has the inclusive meaning of "REIT, Borrower and any other Affiliate of REIT or Borrower which is consolidated within REIT's Financial Statements".

                                   ARTICLE II

                                      LOANS


2.1      Loan Advances and Repayment; Letters of Credit.

     (a) Loan Availability.

          (i) Subject to the terms and conditions set forth in this Agreement, Lenders hereby agree to make Loans to Borrower from time to time during the period from the Closing Date to the Business Day next preceding the Maturity Date, in an aggregate outstanding principal amount (including outstanding Swing Line Borrowings and the aggregate amount available to be drawn under outstanding Letters of Credit) which shall not exceed Loan Availability at any time; provided that if any Swing Line Borrowings are outstanding as of the date of any such Loan, (A) such Loan shall be in an amount equal to at least the aggregate outstanding principal of all outstanding Swing Line Borrowings, and (B) the proceeds thereof shall be applied first to the payment of such outstanding Swing Line Borrowings. Except as provided in Section 2.1(a)(ii) with respect to Swing Line Borrowings, all Loans under this Agreement shall be made by Lenders simultaneously and proportionately to their respective Pro Rata Shares, it being understood that no Lender shall be responsible for any failure by any other
Lender to perform its obligation to make a Loan hereunder and that the Commitment of any Lender shall not be increased or decreased as a result of the failure by any other Lender to perform its obligation to make a Loan. Loans may be voluntarily prepaid pursuant to Section 2.6(a) and, subject to the provisions of this Agreement, any amounts so prepaid may be reborrowed under this Section 2.1(a)(i). The principal balance of the Loans shall be payable in full on the Maturity Date. The Loans will be evidenced by the Loan Notes.

          (ii) (A) There is hereby established a sub-facility (the "Swing Line"), in the amount of Twenty Million Dollars ($20,000,000), under and as a part of the Facility. The Swing Line shall not for any purpose be an addition to the Commitments or the Facility, but shall be a sub-feature thereunder. All Loans requested to be made pursuant to the Swing Line shall be subject to the same terms and conditions applicable to other Borrowings under the Facility, and all outstanding Swing Line Borrowings shall likewise be subject to the same terms and conditions applicable to other outstanding Borrowings under the
Facility, except as expressly provided in (1) the following Section 2.1(a)(ii)(B), (2) Section 2.1(b)(ii) with respect to the number of Borrowings permitted in any calendar month, the time within which the Notice of Borrowing for Swing Line Borrowings must be given, the minimum and incremental amounts applicable to Swing Line Borrowings and the interest rate applicable thereto,
(3) Section 2.6(a)(i) with respect to prepayments of Swing Line Borrowings,  and
(4) Section 11.3(c).

          (B) The Swing Line Lender hereby agrees to make advances to Borrower from time to time during the period from the Closing Date to the Business Day next preceding the Maturity Date, in an aggregate principal amount not exceeding at any one time the lesser of (1) (i) the Loan Availability, less (ii) the outstanding principal of all Loans other than Swing Line Borrowings, and (2) Twenty Million Dollars ($20,000,000). The Swing Line Lender's obligation to fund Swing Line Borrowings shall be unaffected by its making of any other Loans, notwithstanding that the sum of the Swing Line Borrowings plus the Swing Line Lender's Pro Rata Share of the aggregate principal amount of the outstanding Loans other than Swing Line Borrowings may exceed the Swing Line Lender's Commitment.

          (iii) If at any time the outstanding principal balance of the Loans exceeds the Loan Availability, as a result of a reduction in the Unencumbered Pool Value, the failure of any Property previously constituting an Unencumbered Pool Property to continue to qualify as such, the incurrence of additional Unsecured Liabilities or for any other reason whatsoever, Borrower shall, not later than thirty (30) days following such occurrence, (A) reduce the Unsecured Liabilities in such amounts and/or (B) identify to Agent such additional Unencumbered Pool Property(-ies) as Agent may approve and Requisite Lenders may accept under Section 3.1 as are necessary so that the outstanding principal balance of the Loans does not exceed the Loan Availability. Failure by Borrower to have complied with the foregoing in a timely manner shall constitute an Event of Default without further notice or grace period hereunder. No further Borrowings, or Termination of Designation with respect to any Unencumbered Pool Property, shall be permitted so long as such excess borrowing condition shall continue to exist. Nothing in this subparagraph (iii) shall excuse Borrower's compliance with all terms, conditions, covenants and other obligations imposed upon it under the Loan Documents during the period of such excess borrowing, nor in any manner condition or impair Agent's or Lenders' rights thereunder in respect of any such breach thereof by Borrower.

     (b) Notice of Borrowing.

          (i) Whenever Borrower desires to borrow under this Section 2.1, but in no event more than three (3) times during any one (1) calendar month, Borrower shall give Agent, at Wells Fargo Real Estate Group Disbursement Center, 2120 East Park Place, Suite 100, El Segundo, California 90245, with a copy to: Wells Fargo Bank, Real Estate Capital Markets, 555 Montgomery Street, Seventeenth Floor, San Francisco, California 94111, Attention: Lezlie Beam, or such other address(es) as Agent shall designate, an original or facsimile Notice of Borrowing no later than 9:00 A.M. (San Francisco time), not less than three (3) nor more than five (5) Business Days prior to the proposed Funding Date of each Loan. Each Notice of Borrowing shall specify (A) the Funding Date (which shall be a Business Day) in respect of the Loan, (B) the amount of the proposed Loan, provided that the aggregate amount of such proposed Loan shall not be less than One Million Dollars ($1,000,000), (C) whether the Loan to be made thereunder will be a Base Rate Loan or a LIBOR Loan and, if a LIBOR Loan, the Interest Period,
(D) to which account of Borrower the funds are to be directed, and (E) the proposed use of such Loan. Any Notice of Borrowing pursuant to this Section 2.1(b) shall be irrevocable.

          (ii) Notwithstanding the foregoing or any other provision hereof to the contrary: in addition to the number of Loans permissible monthly under the general Facility pursuant to Section 2.1(b)(i), Borrower shall be permitted to borrow under the Swing Line up to two (2) times during any calendar month, provided that (A) the Notice of Borrowing with respect to any Swing Line Borrowing shall be given by Borrower to Agent no later than 9:00 a.m. (San Francisco time) on the proposed Funding Date of such Swing Line Borrowing and shall designate such Borrowing as a Base Rate Loan; and (B) each requested Borrowing under the Swing Line shall equal Five Hundred Thousand Dollars ($500,000) or an integral multiple of Ten Thousand Dollars ($10,000) in excess thereof. The obligation of the Agent (as the Swing Line Lender) to fund Swing Line Borrowings in accordance with Section 2.1.4 shall not be subject to Section 11.3: the other Lenders have no obligation under Section 11.3(a) to fund their Pro Rata Share of any Swing Line Borrowing, and the Agent alone (as the Swing Line Lender) shall fund all Swing Line Borrowings. Except as provided in Section 2.1(a)(ii), in the preceding sentences of this Section 2.1(b)(ii), in Section 2.6.1(a) or in Section 11.3, all other provisions of this Agreement shall apply to any such Swing Line Borrowing.

          (iii) Borrower may elect (A) to convert LIBOR Loans or any portion thereof into Base Rate Loans, (B) to convert Base Rate Loans or any portion thereof to LIBOR Loans, or (C) to continue any LIBOR Loans or any portion thereof for an additional Interest Period, provided, however, that the aggregate amount of the Loans being converted into or continued as LIBOR Loans shall, in the aggregate, equal at least One Million Dollars ($1,000,000). The applicable Interest Period for the continuation of any LIBOR Loan shall commence on the day on which the next preceding Interest Period expires. The conversion of a LIBOR Loan to a Base Rate Loan shall only occur on the last Business Day of the Interest Period relating to such LIBOR Loan; such conversion shall occur automatically in the absence of an election under Clause (C) above. Each election under Clause (B) or Clause (C) above shall be made by Borrower giving Agent an original or facsimile Notice of Borrowing no later than 9:00 A.M. (San Francisco time), not less than three (3) nor more than five (5) Business Days prior to the date of a conversion to or continuation of a LIBOR Loan, specifying, in each case (1) the amount of the conversion or continuation, (2) the Interest Period therefor, and (3) the date of the conversion or continuation (which date shall be a Business Day).

          (iv) Upon receipt of a Notice of Borrowing in proper form requesting LIBOR Loans under subparagraph (i) or (iii) above, Agent shall determine the LIBOR applicable to the Interest Period for such LIBOR Loans, and shall, two (2) Business Days prior to the beginning of such Interest Period, give (by facsimile) a Fixed Rate Notice in respect thereof to Borrower and Lenders; provided, however, that failure to give such notice to Borrower shall not affect the validity of such rate. Each determination by Agent of the LIBOR shall be conclusive and binding upon the parties hereto in the absence of manifest error.

     (c) Making of Loans. Subject to Section 11.3 or as otherwise provided herein, Agent shall disburse the proceeds of Loans, on the applicable Funding Date, by wire transfer to such account as may be specified in Borrower's Notice of Borrowing. All Loans made hereunder shall bear interest from the Funding Date thereof.

     (d) Term. The outstanding balance of the Loans shall be payable in full on the earliest to occur of (i) the third anniversary of the Closing Date, (ii) the acceleration of the Loans pursuant to Section 10.2(a), or (iii) Borrower's written notice to Agent (pursuant to Section 2.6(a)) of Borrower's election to prepay all accrued Obligations and terminate all Commitments (said earliest date referred to herein as the "Maturity Date"); provided, however, that Borrower shall have the right to request an extension of the date referred to in clause
(i) above for two (2) years, as follows: (A) Borrower shall give Agent written notice of Borrower's request for an extension of the Maturity Date (a copy of which notice shall be sent promptly by Agent to each other Lender) not earlier than one hundred fifty (150 days), nor later than ninety (90) days, prior to the second anniversary of the Closing Date, and (B) Borrower's request for an extension must be unanimously approved by all Lenders in their sole discretion. Agent shall notify Borrower in writing, not later than the second anniversary of the Closing Date, as to whether or not such request for extension has been approved by Lenders; any failure of Agent to deliver such notice, however, shall be deemed a denial of Borrower's request. In addition to such other conditions as may be imposed on any approval of the requested extension, any such approval shall be conditioned upon there existing no Unmatured Event of Default or Event of Default on the second anniversary of the Closing Date, and on Borrower's payment to the Agent (for the benefit of all Lenders, subject to Section 11.4(b)) in the manner provided in Section 2.6(b), no later than the third anniversary of the Closing Date, a non-refundable extension fee (the "Extension Fee") in an amount equal to one-eighth of one percent (0.125%) of the amount of the Facility.

     (e) Letters of Credit.

          (i) In addition to such Letters of Credit as may be outstanding as of the Closing Date (each of which shall be deemed to have been issued under this Agreement), subject to the terms and conditions set forth in this Agreement, at any time and from time to time through the day that is ninety (90) days prior to the Maturity Date, Agent shall cause Wells Fargo to issue such Letters of Credit for the account of Borrower as Borrower may request; provided that (A) upon issuance of any such Letter of Credit, the sum of the aggregate outstanding principal amount of all Loans plus the aggregate amount available to be drawn under all outstanding Letters of Credit shall not exceed Loan Availability; (B) the aggregate face amount of all outstanding Letters of Credit shall not exceed Ten Million Dollars ($10,000,000); and (C) unless all Lenders otherwise consent in writing, the term of any Letter of Credit (including any automatic extension or renewal clause) shall not extend beyond the date thirty (30) days preceding the Maturity Date. All references herein to "the outstanding principal balance of the Loans" or similar references shall be deemed to include, for all purposes, the aggregate undrawn face amount of all outstanding Letters of Credit; and, unless the context otherwise requires, each reference herein to "Loan" or "Borrowing" shall include the issuance of a Letter of Credit, the payment of any draw thereunder by Wells Fargo and/or advances by Lenders to reimburse Wells Fargo, as appropriate.

          (ii) Borrower shall deliver to Agent and Wells Fargo a duly executed request for a Letter of Credit not later than 9:00 A.M. (San Francisco time), at least five (5) Business Days prior to the date upon which the requested Letter of Credit is to be issued. Borrower shall further execute and/or deliver to Agent and Wells Fargo such additional instruments and documents as Agent and/or Wells Fargo may require, in conformity with the then standard practices of Wells Fargo's letter of credit department, in connection with the issuance of such Letter of Credit (collectively, the "Letter of Credit Documents").

          (iii) Agent shall, if it approves of the content of the request for a Letter of Credit, and subject to the conditions set forth in Section 4.2, cause the issuance of the Letter of Credit on or before 5:00 P.M. (San Francisco time), on or before the day five (5) Business Days following receipt of the documents last due pursuant to subsection (ii) above. Upon issuance of a Letter of Credit, Agent shall promptly provide a copy thereof to each Lender and shall notify Lenders promptly of all payments, reimbursements, expirations, negotiations, transfers and other activity with respect to outstanding Letters of Credit.

          (iv) Upon the issuance of a Letter of Credit, each Lender shall be deemed to have purchased a pro rata issuer participation therein from Wells Fargo in an amount equal to such Lender's Pro Rata Share of the face amount of the Letter of Credit.

          (v) If and to the extent that any amounts are drawn under any Letter of Credit, the amount so drawn shall be considered a Loan for all purposes hereunder as of the date of such draw. Promptly after payment by Wells Fargo of any amount drawn under a Letter of Credit, Agent shall, without notice to or the consent of Borrower, direct Lenders to advance to Agent their Pro Rata Share of the amount so drawn, whether or not there then exists an Unmatured Event of Default or Event of Default, and whether or not any other condition precedent to the making of such Loan under Section 4.2 shall be satisfied. The proceeds of such advances shall be applied by Agent to reimburse Wells Fargo for the payment made by it under the Letter of Credit. Such Loan by Lenders pursuant to this Section 2.1(e)(v) shall be deemed to be a Base Rate Loan.

          (vi) Upon the occurrence of the Maturity Date prior to the expiration of all Letters of Credit, Borrower shall immediately provide to Agent a standby letter of credit issued by a bank satisfactory to Agent, in form and substance satisfactory to Agent, in favor of Agent in a face amount equal to the aggregate amount remaining available to be drawn under all Letters of Credit outstanding on that date, or shall immediately make other provisions satisfactory to Agent for the full collateralization, by cash or cash equivalent, of all such outstanding Letters of Credit. Upon the failure of Borrower to comply with the foregoing requirements, that portion of the face amount of all outstanding Letters of Credit as to which Borrower has failed to comply shall be deemed to be immediately due and payable.

          (vii) The issuance of any supplement, modification, amendment, renewal or extension to or of any Letter of Credit shall be treated in all respects the same as the issuance of a new Letter of Credit. (viii) Borrower assumes all risks as to the acts or omissions of any beneficiary or transferee of any Letter of Credit with respect to its use of such Letter of Credit. Neither Wells Fargo, Agent, any Lender nor any of their respective officers or directors shall be liable or responsible for, nor shall Borrower's obligations hereunder in respect of any Letter of Credit be impaired as a result of:

               (A) any lack of validity or enforceability of any Letter of Credit or any Letter of Credit Documents;

               (B) the use that may be made of any Letter of Credit or any acts or omissions of any beneficiary or transferee in connection therewith;

               (C) any statement or any other document presented under a Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

               (D) the existence of any claim, set-off, defense or other right that Borrower may have at any time against any beneficiary or any transferee of a Letter of Credit (or any Person for whom any such beneficiary or any such transferee may be acting), Wells Fargo or any other Person, whether in connection with the transactions contemplated by the Letter of Credit Documents or any unrelated transaction;

               (E) payment by Wells Fargo against presentation of documents that do not comply with the terms of a Letter of Credit, including failure of any documents to bear any reference or adequate reference to the Letter of Credit; or

               (F) any other circumstance whatsoever in making or failing to make payment under any Letter of Credit.

In furtherance and not in limitation of the foregoing, Wells Fargo may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary.

          2.2 Authorization to Obtain Loans. Borrower shall provide Agent with documentation satisfactory to Agent indicating the names of those employees of Borrower authorized by Borrower to sign Notices of Borrowing or requests for Letters of Credit, and Agent and Lenders shall be entitled to rely on such documentation until notified in writing by Borrower of any change(s) of the persons so authorized. Agent shall be entitled to act on the instructions of anyone identifying himself or herself as one of the Persons authorized to execute a Notice of Borrowing or a request for a Letter of Credit, and Borrower shall be bound thereby in the same manner as if such Person were actually so authorized. Borrower agrees to indemnify, defend and hold Lenders and Agent harmless from and against any and all Liabilities and Costs which may arise or be created by the acceptance of instructions in any Notice of Borrowing or request for a Letter of Credit, unless caused by the gross negligence or willful misconduct of the Person to be indemnified.

          2.3 Lenders' Accounting. Agent shall maintain a loan account (the "Loan Account") on its books in which shall be recorded (a) the names and addresses and the Commitments of Lenders, and principal amount of Loans owing to each Lender from time to time, and (b) all advances and repayments of principal and payments of accrued interest under the Loans, as well as payments of the Unused Facility Fee, as provided in this Agreement, separately identifying Loans and prepayments under the Swing Line. All entries in the Loan Account shall be made in accordance with Agent's customary accounting practices as in effect from time to time. Monthly or at such other interval as is customary with Agent's practice, Agent will render a statement of the Loan Account to Borrower and will deliver a copy thereof to each Lender. Each such statement shall be deemed final, binding and conclusive upon Borrower in all respects as to all matters reflected therein (absent manifest error), unless Borrower, within thirty (30) days after the date such statement is mailed or otherwise delivered to Borrower, delivers to Agent written notice of any objections which Borrower may have to any such statement, or within ten (10) days after discovery by Borrower of an error with respect to which Borrower had no knowledge and which could not have been determined after reasonable inquiry during said 30-day period. In that event, only those items expressly objected to in such notice shall be deemed to be disputed by Borrower. In the event that any such objection cannot be settled by Agent and Borrower within thirty (30) days after Agent receives notice thereof from Borrower, Agent shall notify all Lenders of such objection.
Notwithstanding the foregoing, Agent's entries in the Loan Account evidencing Loans and other financial accommodations made from time to time shall be final, binding and conclusive upon Borrower (absent manifest error) as to the existence and amount of the Obligations recorded in the Loan Account.

          2.4 Interest on the Loans.

               (a) Base Rate Loans. Subject to Section 2.4(d), all Base Rate Loans shall bear interest on the daily unpaid principal amount thereof from the date made until paid in full at a fluctuating rate per annum equal to the Base Rate. Except as to Letters of Credit, Base Rate Loans shall be made in minimum amounts of One Million Dollars ($1,000,000).

               (b) LIBOR Loans. Subject to Sections 2.4(d) and 2.4(h), all LIBOR Loans shall bear interest on the unpaid principal amount thereof during the Interest Period applicable thereto at a rate per annum equal to the sum of LIBOR for such Interest Period plus the Applicable LIBO Rate Margin. LIBOR Loans shall be in tranches of at least One Million Dollars ($1,000,000). No more than four
(4) LIBOR Loan tranches shall be outstanding at any one time. Notwithstanding anything to the contrary contained herein and subject to the Default Interest provisions contained in Section 2.4(d), if an Event of Default occurs and as a result thereof the Commitments are terminated, all LIBOR Loans will convert to Base Rate Loans upon the expiration of the applicable Interest Periods therefor or the date all Loans become due, whichever occurs first.

               (c) Interest Payments. Subject to Section 2.4(d), interest accrued on all Loans shall be payable by Borrower, in the manner provided in
Section 2.6(b), in arrears on the first Business Day of the first calendar month following the Closing Date, the first Business Day of each succeeding calendar
month   thereafter,   and  on  the   Maturity   Date.

               (d) Default Interest. Notwithstanding the rates of interest specified in Sections 2.4(a) and 2.4(b) and the payment dates specified in
Section 2.4(c), effective immediately upon the occurrence and during the continuance of any Event of Default, the principal balance of all Loans then outstanding and, to the extent permitted by applicable law, any interest payments on the Loans not paid when due, shall bear interest payable upon demand at a rate which is five percent (5%) per annum in excess of the rate(s) of interest otherwise payable from time to time under this Agreement. All other amounts due Agent or Lenders (whether directly or for reimbursement) under this Agreement or any of the other Loan Documents if not paid when due, or if no time period is expressed, if not paid within ten (10) days after demand, shall bear interest from and after demand at the rate set forth in this Section 2.4(d).

               (e) Late Fee. Borrower acknowledges that late payment to Agent will cause Agent and Lenders to incur costs not contemplated by this Agreement. Such costs include, without limitation, processing and accounting charges. Therefore, if Borrower fails timely to pay any sum due and payable hereunder through the Maturity Date (other than payment of the entire outstanding balance of the Loans on the Maturity Date), unless waived by Agent or Requisite Lenders pursuant to Section 11.11(a), a late charge of four cents ($.04) for each dollar of any such principal payment, interest or other charge due hereon and which is not paid within fifteen (15) days after such payment is due, shall be charged by Agent (for the benefit of Lenders) and paid by Borrower for the purpose of defraying the expense incident to handling such delinquent payment. Borrower and Agent agree that this late charge represents a reasonable sum considering all of the circumstances existing on the date hereof and represents a fair and reasonable estimate of the costs that Agent and Lenders will incur by reason of late payment. Borrower and Agent further agree that proof of actual damages would be costly and inconvenient. Acceptance of any late charge shall not constitute a waiver of the default with respect to the overdue installment, and shall not prevent Agent from exercising any of the other rights available hereunder or any other Loan Document. Such late charge shall be paid without prejudice to any other rights of Agent.

               (f) Computation of Interest. Interest shall be computed on the basis of the actual number of days elapsed in the period during which interest or fees accrue and a year of three hundred sixty (360) days. In computing interest on any Loan, the date of the making of the Loan shall be included and the date of payment shall be excluded; provided, however, that if a Loan is repaid on the same day on which it is made, one (1) day's interest shall be paid on that Loan. Notwithstanding any provision in this Section 2.4, interest in respect of any Loan shall not exceed the maximum rate permitted by applicable law.

               (g)  Changes;  Legal  Restrictions.  In the event  that after the
Closing Date (i) the adoption of or any change in any law, treaty, rule, regulation, guideline or determination of a court or Governmental Authority or any change in the interpretation or application thereof by a court or Governmental Authority, or (ii) compliance by Agent or any Lender with any request or directive made or issued after the Closing Date (whether or not having the force of law and whether or not the failure to comply therewith would be unlawful) from any central bank or other Governmental Authority or quasi-governmental authority:

                    (A) subjects Agent or any Lender to any tax, duty or other charge of any kind with respect to the Facility, this Agreement or any of the other Loan Documents, or the Loans or changes the basis of taxation of payments to Agent or such Lender of principal, fees, interest or any other amount payable hereunder, except for net income, gross receipts, gross profits or franchise taxes imposed by any jurisdiction and not specifically based upon loan transactions (all such non-excepted taxes, duties and other charges being hereinafter referred to as "Lender Taxes");

                    (B) imposes, modifies or holds applicable, in the determination of Agent or any Lender, any reserve, special deposit, compulsory loan, FDIC insurance, capital allocation or similar requirement against assets held by, or deposits or other liabilities in or for the account of, advances or loans by, or other credit extended by, or any other acquisition of funds by, Agent or such Lender or any applicable lending office (except to the extent that the reserve and FDIC insurance requirements are reflected in the "Base Rate" or in determining LIBOR); or

                    (C) imposes on Agent or any Lender any other condition materially more burdensome in nature, extent or consequence than those in existence as of the Closing Date, and the result of any of the foregoing is to increase the cost to Agent or any Lender of making, renewing, maintaining or participating in the Loans or the Letters of Credit or to reduce any amount receivable thereunder; then, in any such case, Borrower shall promptly pay to Agent or such Lender, as applicable, upon demand, such amount or amounts (based upon a reasonable allocation thereof by Agent or such Lender to the financing transactions contemplated by this Agreement and affected by this Section 2.4(g)) as may be necessary to compensate Agent or such Lender for any such additional cost incurred or reduced amounts received; provided, however, that (i) neither Agent nor any Lender may claim under this Section 2.4(g) any such additional amount attributable to any period preceding the date that is ninety (90) days prior to the date of its demand,
(ii) before making any such demand, Agent, and each Lender, agrees to use reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to designate a different lending office as its lending office for purposes of the Loans and its Commitment, if (1) the making of such a designation would avoid the need for, or reduce the amount of, such demand and
(2) would not, in the reasonable judgment of Agent or such Lender, as the case may be, be otherwise disadvantageous to it, and (iii) if the payment of such compensation may not be legally made (whether by modification of the applicable interest rate or otherwise), then Lenders shall have no further obligation to make Loans that cause Agent or any Lender to incur such increased cost, and all affected Loans shall become immediately due and payable by Borrower. Agent or such Lender shall deliver to Borrower and in the case of a delivery by Lender, such Lender shall also deliver to Agent, a written statement of the claimed additional costs incurred or reduced amounts received and the basis therefor as soon as reasonably practicable after such Lender obtains knowledge thereof. If Agent or any Lender subsequently recovers any amount of Lender Taxes previously paid by Borrower pursuant to this Section 2.4(g), whether before or after termination of this Agreement, then, upon receipt of good funds with respect to such recovery, Agent or such Lender will refund such amount to Borrower if no Event of Default or Unmatured Event of Default then exists or, if an Event of Default or Unmatured Event of Default then exists, such amount will be credited to the Obligations in the manner determined by Agent or such Lender.

               (h) Certain Provisions Regarding LIBOR Loans.

                    (i) LIBOR Lending Unlawful. If any Lender shall determine (which determination shall, upon notice thereof to Borrower and Agent, be conclusive and binding on the parties hereto) that the introduction of or any change in or in the interpretation of any law makes it unlawful, or any central bank or other Governmental Authority asserts that it is unlawful, for such Lender to make or maintain any Loan as a LIBOR Loan, (A) the obligations of such Lenders to make or maintain any Loans as LIBOR Loans shall, upon such determination, forthwith be suspended until such Lender shall notify Agent that the circumstances causing such suspension no longer exist, and (B) if required by such law or assertion, the LIBOR Loans of such Lender shall automatically convert into Base Rate Loans.

                    (ii) Deposits Unavailable. If Agent shall have determined in good faith that adequate means do not exist for ascertaining the interest rate applicable hereunder to LIBOR Loans, then, upon notice from Agent to Borrower, the obligations of all Lenders to make or maintain Loans as LIBOR Loans shall forthwith be suspended until Agent shall notify Borrower that the circumstances causing such suspension no longer exist. Agent will give such notice when it determines, in good faith, that such circumstances no longer exist; provided, however, that Agent shall not have any liability to any Person with respect to any delay in giving such notice.

Fixed Rate Price Adjustment. Borrower acknowledges that prepayment or acceleration of a LIBOR Loan during an Interest Period will result in Lenders incurring additional costs, expenses and/or liabilities and that it is extremely difficult and impractical to ascertain the extent of such costs, expenses and/or liabilities. (For all purposes of this subparagraph (iii), any Loan not being made as a LIBOR Loan in accordance with the Notice of Borrowing therefor, as a result of Borrower's cancellation thereof or failure to satisfy the conditions precedent thereto, shall be treated as if such LIBOR Loan had been prepaid.) Therefore, on the date a LIBOR Loan is prepaid or the date all sums payable hereunder become due and payable, by acceleration or otherwise ("Price Adjustment Date"), Borrower will pay to Agent, for the account of each Lender, (in addition to all other sums then owing), an amount ("Fixed Rate Price Adjustment") equal to the then present value of (A) the amount of interest that would have accrued on the LIBOR Loan for the remainder of the Interest Period at the rate applicable to such LIBOR Loan, less (B) the amount of interest that would accrue on the same LIBOR Loan for the same period if LIBOR were set on the Price Adjustment Date. The present value shall be calculated by using as a discount rate LIBOR quoted on the Price Adjustment Date. Upon the written notice to Borrower from Agent, Borrower shall immediately pay to Agent, for the account of Lenders, the Fixed Rate Price Adjustment as calculated by Agent. Such written notice (which shall include calculations in reasonable detail) shall, in the absence of manifest error, be conclusive and binding on the parties hereto.

                    (iii) Borrower understands, agrees and acknowledges the following: (A) no Lender has any obligation to purchase, sell and/or match funds in connection with the use of LIBOR as a basis for calculating the rate of interest on a LIBOR Loan or a Fixed Rate Price Adjustment; (B) LIBOR is used merely as a reference in determining such rate and/or Fixed Rate Price Adjustment; and (C) Borrower has accepted LIBOR as a reasonable and fair basis for calculating such rate and a Fixed Rate Price Adjustment. Borrower further agrees to pay the Fixed Rate Price Adjustment and Lender Taxes, if any, whether or not a Lender elects to purchase, sell and/or match funds.

               (i) Withholding Tax Exemption. At least five (5) Business Days prior to the first day on which interest or fees are payable hereunder for the account of any Lender, each Lender that is not incorporated under the laws of the United States of America, or a state thereof, agrees that it will deliver to Agent and Borrower two (2) duly completed copies of United States Internal Revenue Service Form 1001 or Form 4224, certifying in either case that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes. Each Lender which so delivers a Form 1001 or Form 4224 further undertakes to deliver to Agent and Borrower two (2) additional copies of such form (or any applicable successor form) on or before the date that such form expires (currently, three (3) successive calendar years for Form 1001 and one (1) calendar year for Form 4224) or becomes obsolete or after the occurrence of any event requiring a change in the most recent forms so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by Agent or Borrower, in each case certifying that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form with respect to it and such Lender advises Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income taxes. If any Lender cannot deliver such form, then Borrower may withhold from such payments such amounts as are required by the Internal Revenue Code.

          2.5 Fees.

          (a) Unused Facility Fee. From and after the Closing Date and until the Obligations are paid in full and this Agreement is terminated or, if sooner, the date the Commitments terminate, and subject to Section 11.4(b), Borrower shall pay to Agent, for the account of each Lender, a fee (the "Unused Facility Fee") accruing at the rate of fifteen hundredths of one percent (0.15%) per annum upon an amount equal to (i) the amount of the Facility minus (ii) the average daily principal balance of all Loans (including, without limitation, the aggregate undrawn face amount of all outstanding Letters of Credit), as determined for each Fiscal Quarter. The Unused Facility Fee shall be payable, in the manner provided in Section 2.6(b), in arrears on the first Business Day in each Fiscal Quarter, beginning with the first Fiscal Quarter after the Closing Date, and ending on the date of payment in full of all Obligations to Lenders or all Obligations to a Lender pursuant to Section 2.1(d) or, if sooner, the date the Commitments terminate (but in no event later than the conversion of the Facility to the Term Loan in accordance with subparagraph 2.1(d) above), with the Unused Facility Fee to be prorated to the date of such final payment.

          (b) Agency Fees. Borrower shall pay Agent such fees as are provided for in the agency fee agreement between Agent and Borrower, as in existence from time to time.

          (c) Letter of Credit Fees. As additional consideration for the issuance of Letters of Credit pursuant to Section 2.1(e), Borrower agrees to pay to Agent, for the account of each Lender, a Letter of Credit fee equal to one and three-tenths percent (1.3%) per annum of the face amount of the Letters of Credit (but in no event less than $2,500 in respect of any Letter of Credit), payable upon issuance. In addition, Borrower shall pay directly to Wells Fargo, for Wells Fargo's sole account, all processing, administrative, transfer, amendment and similar fees normally charged by Wells Fargo in connection with the issuance of standby letters of credit.

          (d) Payment of Fees. The fees described in Sections 2.1(d) and 4.1(j) and in this Section 2.5 represent compensation for services rendered and to be rendered separate and apart from the lending of money or the provision of credit and do not constitute compensation for the use, detention or forbearance of money, and the obligation of Borrower to pay the fees described herein shall be in addition to, and not in lieu of, the obligation of Borrower to pay interest, other fees and expenses otherwise described in this Agreement. All fees shall be payable when due in immediately available funds and shall be non-refundable when paid. If Borrower fails to make any payment of fees or expenses specified or referred to in this Agreement due to Agent or Lenders, including without limitation those referred to in this Section 2.5, in Section 12.1, or otherwise under this Agreement or any separate fee agreement between Borrower and Agent or any Lender relating to this Agreement, when due, the amount due shall bear interest until paid at the Base Rate and, after ten (10) days, at the rate specified in Section 2.4(d) (but not to exceed the maximum rate permitted by applicable law), and shall constitute part of the Obligations. The Unused Facility Fee and all Letter of Credit fees shall be calculated on the basis of the actual number of days elapsed in a three hundred sixty (360) day year.

          2.6 Payments.

          (a) Voluntary Prepayments. Borrower may, upon not less than three (3) Business Days prior written notice to Agent not later than 11:00 a.m. (San Francisco time) on the date given, at any time and from time to time, prepay any Loans in whole or in part; provided that, notwithstanding the foregoing, Borrower may, upon not less than one (1) Business Day's prior written notice to Agent not later than 11:00 a.m. (San Francisco time) on the date given, at any time and from time to time, prepay Swing Line Borrowings in whole or in part. If, at the time of prepayment of the Loans, there are outstanding any Swing Line Borrowings, such prepayment shall be applied first to the prepayment of outstanding Swing Line Borrowings, and second to the prepayment of other Loans. Any notice of prepayment given to Agent under this Section 2.6(a) shall specify the date of prepayment and the aggregate principal amount of the prepayment. In the event of a prepayment of LIBOR Loans, Borrower shall concurrently pay any Fixed Rate Price Adjustment payable in respect thereof. Agent shall provide to each Lender a confirming copy of such notice on the same Business Day such notice is received.

          (b) Manner and Time of Payment. All payments of principal, interest and fees hereunder payable to Agent or the Lenders shall be made without condition or reservation of right and free of set-off or counterclaim, in Dollars and by wire transfer (pursuant to Agent's written wire transfer instructions) of immediately available funds, to Agent, for the account of each Lender, not later than 11:00 A.M. (San Francisco time) on the date due; and funds received by Agent after that time and date shall be deemed to have been paid on the next succeeding Business Day.

          (c) Payments on Non-Business Days. Whenever any payment to be made by Borrower hereunder shall be stated to be due on a day which is not a Business Day, payments shall be made on the next succeeding Business Day and such extension of time shall be included in the computation of the payment of interest hereunder and of any of the fees specified in Section 2.5, as the case may be.

          2.7 Increased Capital. If either (a) the introduction of or any change in or in the interpretation of any law or regulation or (b) compliance by Agent or any Lender with any guideline or request from any central bank or other Governmental Authority (whether or not having the force of law and whether or not the failure to comply therewith would be unlawful) made or issued after the Closing Date affects or would affect the amount of capital required or expected to be maintained by Agent or such Lender or any corporation controlling Agent or such Lender, and Agent or such Lender determines that the amount of such capital is increased by or based upon the existence of Agent's obligations hereunder or such Lender's Commitment, then, upon demand by Agent or such Lender, Borrower shall immediately pay to Agent or such Lender, from time to time as specified by Agent or such Lender, additional amounts sufficient to compensate Agent or such Lender in the light of such circumstances, to the extent that Agent or such Lender determines such increase in capital to be allocable to the existence of Agent's obligations hereunder or such Lender's Commitment; provided, however, that (i) neither Agent nor any Lender may claim under this Section 2.7 any such additional amount attributable to any period preceding the date that is ninety
(90) days prior to the date of its demand, and (ii) before making any such demand, Agent, and each Lender, agrees to use reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to designate a different lending office as its lending office for purposes of the Loans and its Commitment, if (1) the making of such a designation would avoid the need for, or reduce the amount of, such demand and (2) would not, in the reasonable judgment of Agent or such Lender, as the case may be, be otherwise disadvantageous to it. A certificate as to such amounts submitted to Borrower by Agent or such Lender shall, in the absence of manifest error, be conclusive and binding for all purposes.

          2.8 Notice of Increased Costs. Each Lender agrees that, as promptly as reasonably practicable after it becomes aware of the occurrence of an event or the existence of a condition which would cause it to be affected by any of the events or conditions described in Section 2.4(g) or (h) or Section 2.7, it will notify Borrower, and provide a copy of such notice to Agent, of such event and the possible effects thereof, provided that the failure to provide such notice shall not affect Lender's rights to reimbursement provided for herein.

                                    ARTICLE III

                          UNENCUMBERED POOL PROPERTIES


          3.1 Acceptance of Unencumbered Pool Properties. Subject to compliance with the terms and conditions of Section 4.1, Lenders have accepted the Properties listed on Schedule 1 as of the Closing Date as Unencumbered Pool Properties. If Borrower desires that Lenders accept an additional Property as an Unencumbered Pool Property, Borrower shall so notify Agent, and Agent shall promptly notify each other Lender. No such additional Property will be evaluated by Lenders as a potential Unencumbered Pool Property unless (x) the Individual Occupancy Rate of such Property is at least fifty percent (50%); and (y) the Aggregate Occupancy Rate of the portion of the Unencumbered Pool comprised of Properties of the same Type as such Property (were such Property to be accepted as an Unencumbered Pool Property), would not be less than (i) if such Property is a Hotel Project, fifty-five percent (55%), or (ii) in any other case, eighty five percent (85%); and (z) Borrower delivers to Agent the following:

               (a) A current operating statement for such Property audited or certified by Borrower as being true and correct in all material respects and prepared in accordance with GAAP and comparative operating statements (in the general form of the Quarterly Operating Reports) for the Fiscal Quarter then most recently ended.

               (b) A current rent roll for such Property (for the most recently ended Fiscal Quarter), establishing compliance with the conditions set forth in the preceding clauses (x) and (y) and certified by Borrower to be true and correct.

               (c) An operating budget for such Property for the current fiscal year;

               (d) A copy of Borrower's most recent Owner's Policy of Title Insurance (or, if not yet issued, commitment for the issuance thereof) and survey of such Property (if any);

               (e) A "Phase I" environmental assessment of such Property prepared within twelve (12) months prior to its delivery to Agent, and any additional environmental studies or assessments in Borrower's possession or control that have been performed with respect to such Property;

               (f) Copies of all Major UPP Leases  affecting such Property;

               (g) Information regarding the age and location of the Property, including copies of any engineering, mechanical, structural or maintenance studies performed with respect to such Property; and

               (h) Such other information as may be reasonably requested by Agent in order to evaluate the potential Unencumbered Pool Property.

Following receipt of the foregoing documents and information, Agent shall review them as expeditiously as is reasonably practicable under the circumstances. If, following such review, Agent is prepared to proceed with acceptance of such Property as an Unencumbered Pool Property, Agent will promptly (i) so notify Borrower, and (ii) submit the foregoing documents and information to the Lenders, for approval by Requisite Lenders, which approval may be granted or withheld by them in their sole discretion. Upon such approval by Requisite Lenders, and upon execution and delivery of such items or documents as may be appropriate under the circumstances, such Property shall become an Unencumbered Pool Property.

          3.2 Termination of Designation as Unencumbered Pool Property. From and after the Pool Investment Mortgage Exclusion Date, the Pool Investment Mortgages shall cease to constitute Unencumbered Pool Properties. In addition, from time to time Borrower may request, upon not less than thirty (30) days' prior written notice to Agent (which shall promptly send a copy thereof to each other Lender), that an Unencumbered Pool Property cease to be designated as such, which termination of designation ("Termination of Designation") shall be consented to by Agent if all of the following conditions are satisfied as of the date of such Termination of Designation (and after giving effect thereto):

               (a) No Unmatured Event of Default or Event of Default has occurred and is continuing; and

               (b) Borrower shall have delivered to Agent an Unencumbered Pool Certificate demonstrating on a pro forma basis, and Agent shall have determined, that the outstanding principal balance of the Loans will not exceed the Loan Availability after giving effect to such Termination of Designation and any prepayment to be made and/or the acceptance of any Property as an additional or replacement Unencumbered Pool Property to be given concurrently with such Termination of Designation.

                                   ARTICLE IV

                               CONDITIONS TO LOANS


          4.1 Conditions to Initial Disbursement of Loans. The obligation of Lenders to make the initial disbursement of the Loans shall be subject to satisfaction of each of the following conditions precedent on or before the Closing Date:

               (a) Borrower Documents; Evidence of Loan Availability. Borrower shall have executed and/or delivered (or caused to be delivered) to Agent each of the following, in form and substance acceptable to Agent and each other
Lender:

                    (i) this Agreement;

                    (ii) the Loan Notes;

                    (iii) a Funds Transfer Agreement, in Agent's standard form;

                    (iv) an Unencumbered Property Certificate and a Compliance Certificate evidencing sufficient Loan Availability to support the Loans being requested as of such date;

                    (v) Copy of Borrower's Limited Partnership Agreement, as amended, certified by the Secretary or an Assistant Secretary of the REIT;

                    (vi) Certified copy of Borrower's Certificate of Limited Partnership (Form LP-1) from the California Secretary of State, dated as of a date no later than thirty (30) days prior to the Closing Date;

                    (vii) Certificate of Status - California Limited Partnership from the California Secretary of State, dated as of a date no later than thirty
(30) days prior to the Closing Date; and

                    (viii) Partnership Borrowing Certificate, in substantially Agent's standard form.

               (b) REIT Documents. The REIT shall have executed and/or delivered (or caused to be delivered) to Agent each of the following, in form and substance acceptable to Agent and each other Lender:

                    (i) the Guaranty;

                    (ii) Articles of Incorporation, as amended, of the REIT, as certified by the Secretary of State of Maryland as of a date no later than thirty (30) days prior to the Closing Date;

                    (iii) By-laws of the REIT, as certified by the Secretary of the REIT;

                    (iv) Good Standing Certificate for the REIT from the Secretary of State of Maryland, dated as of a date no later than thirty (30) days prior to the Closing Date;

                    (v)   Certificate   of  Status  of  Foreign   Corporation  -
California Secretary of State with respect to the REIT, dated as of a date no later than thirty (30) days prior to the Closing Date;

                    (A) Letter from the California Franchise Tax Board regarding status of the REIT in California, dated as of a date no later than thirty (30) days prior to the Closing Date;

                    (vi) Corporate resolutions of the REIT, as certified by the Secretary of the REIT (re: authorization to engage in partnership activity, including borrowing, and authorization to execute guaranty); and

                    (vii) Incumbency Certificate as to the officers of the REIT signing Loan Documents on behalf of the REIT or Borrower.

               (c) Notice of Borrowing. Borrower shall have delivered to Agent a Notice of Borrowing and, if applicable, Agent shall have delivered to Borrower a Fixed Rate Notice, in each case in compliance with Section 2.1(b).

               (d) Performance. Borrower and the REIT shall have performed in all material respects all agreements and covenants required by Agent to be performed by them on or before the Closing Date.

               (e) Solvency. Each of the REIT and Borrower shall be Solvent and shall have delivered to Agent a Solvency
Certificate to that effect.

               (f) Material Adverse Changes. No change, as determined by Agent and Lenders, shall have occurred, during the Interim Period, which has a Material Adverse Effect on Borrower, any Unencumbered Pool Property, the REIT or the operating performance of any Unencumbered Pool Property.

               (g) Litigation Proceedings. There shall not have been instituted or threatened, during the Interim Period, any litigation or proceeding in any court or Governmental Authority affecting or threatening to affect Borrower, any Unencumbered Pool Property or the REIT which has a Material Adverse Effect, thereon as reasonably determined by Agent.

               (h) Indefeasible Title. Borrower shall have good, indefeasible and merchantable title to the Unencumbered Pool Properties, free and clear of all Liens other than Permitted Liens.

               (i) No Event of Default; Satisfaction of Financial Covenants. On the Closing Date and after giving effect to the initial disbursements of the Loans, no Event of Default or Unmatured Event of Default shall exist and all of the covenants contained in Sections 8.4 and 8.5 and Article IX shall be satisfied.

               (j) Fees. Agent shall have received (i) an arrangement fee in the amount separately agreed to between Agent and Borrower, and (ii) all other fees then due under the agency fee letter described in Section 2.5(b), and Borrower shall have performed all of its other obligations as set forth in the Loan Documents to make payments to Agent on or before the Closing Date and all expenses of Agent incurred prior to such Closing Date shall have been paid by Borrower.

               (k) Opinion of Counsel. Agent shall have received, on behalf of Agent and Lenders, favorable opinions of counsel (which may, as to certain matters, be rendered by in-house counsel) for Borrower and the REIT dated as of the Closing Date, in form and substance satisfactory to Agent, Lenders and their respective counsel.

               (l) Consents and Approvals. All material licenses, permits, consents, regulatory approvals and corporate action necessary to enter into the financing transactions contemplated by this Agreement shall have been obtained by Borrower and the REIT.

               (m) Due Diligence. Agent and Lenders shall have completed such due diligence investigations as Agent or any Lender deems necessary, and such review and investigations shall provide Agent with results and information which, in Agent's determination, are satisfactory to permit Agent to enter into this Agreement and fund the Loans.

               (n) Representations and Warranties. All representations and warranties contained in this Agreement and the other Loan Documents shall be true and correct in all material respects.

               (o) REIT Financial Statements. Agent shall have received audited REIT Financial Statements, dated December 31, 1996 and unaudited REIT Financial Statements, dated September 30, 1997 (together with the financial statements of each of the Associated Companies).

               (p)  Termination  of  Secured   Facility.   Borrower  shall  have
terminated the Secured Facility, and shall have paid in full all amounts, whether of principal, interest, fees or other charges, due thereunder.

          4.2 Conditions Precedent to All Loans. The obligation of each Lender to make any Loan requested to be made by it, on any date, is subject to satisfaction of the following conditions precedent as of such date:

               (a) Documents. With respect to a request for a Loan, Agent shall have received, on or before the Funding Date and in accordance with the provisions of Section 2.1(b), an original and duly executed Notice of Borrowing, and, if not previously delivered with respect to the account to which the proceeds of such Loan are to be wire transferred, a certificate, in the form required under the Funds Transfer Agreement referred to above, with respect to such account.

               (b) Additional Matters. As of the Funding Date for any Loan and after giving effect to the Loans being requested:

                    (i) Representations and Warranties. All of the representations and warranties contained in this Agreement and in any other Loan Document (other than representations and warranties which expressly speak only as of a different date and other than for changes permitted or contemplated by this Agreement) shall be true and correct in all material respects on and as of such Funding Date, as though made on and as of such date;

                    (ii) No Default. No Event of Default or Unmatured Event of Default shall have occurred and be continuing or would result from the making of the requested Loan, and all of the covenants contained in Sections 8.4 and 8.5 and Article IX shall be satisfied; and

                    (iii) No Material Adverse Change. No change shall have occurred which shall have a Material Adverse Effect on Borrower or the REIT, as determined by Agent.

Each submission by Borrower to Agent of a Notice of Borrowing with respect to a Loan and the acceptance by Borrower of the proceeds of each such Loan made hereunder shall constitute a representation and warranty by Borrower as of the Funding Date in respect of such Loan that all the conditions contained in this
Section 4.2(b) have been satisfied.

                                    ARTICLE V

                         REPRESENTATIONS AND WARRANTIES


          5.1 Representations and Warranties as to Borrower, Etc.. In order to induce Lenders to make the Loans, Borrower hereby represents and warrants to Lenders as follows:

               (a) Organization; Partnership Powers. Borrower (i) is a limited partnership duly organized, validly existing and in good standing under the laws of the jurisdiction of its formation, (ii) is duly qualified to do business as a foreign limited partnership and in good standing under the laws of each jurisdiction in which (A) any Unencumbered Pool Property is located, or (B) it owns or leases other real property or in which the nature of its business requires it to be so qualified, except for such other jurisdictions where failure to so qualify and be in good standing would not have a Material Adverse Effect on Borrower, and (iii) has all requisite partnership power and authority to own and operate its property and assets and to conduct its business as presently conducted and as proposed to be conducted in connection with and following the consummation of the Loans contemplated by the Loan Documents.

               (b) Authority. Borrower has the requisite partnership power and authority to execute, deliver and perform each of the Loan Documents to which it is or will be a party. The execution, delivery and performance thereof, and the consummation of the transactions contemplated thereby, have been duly approved by the general partner of Borrower, and no other partnership proceedings or authorizations on the part of Borrower or its general or limited partners are necessary to consummate such transactions. Each of the Loan Documents to which Borrower is a party has been duly executed and delivered by Borrower and constitutes its legal, valid and binding obligation, enforceable against it in accordance with its terms, subject to bankruptcy, insolvency and other laws affecting creditors' rights generally.

               (c) Ownership of Borrower and the Associated Companies. Schedule 5.1(c) sets forth the owners of Borrower and the Associated Companies and the owners' respective ownership percentages therein, and there are no other ownership interests outstanding. Except as set forth or referred to in the partnership agreement, articles of incorporation or bylaws, as applicable, of Borrower and the Associated Companies, no ownership interest (or any securities, instruments, warrants, option or purchase rights, conversion or exchange rights, calls, commitments or claims of any character convertible into or exercisable for any ownership interest) of any such Person is subject to issuance under any security, instrument, warrant, option or purchase rights, conversion or exchange rights, call, commitment or claim of any right, title or interest therein or thereto. All of the ownership interests in Borrower and the Associated Companies have been issued in compliance with all applicable Requirements of Law.

               (d) No Conflict. The execution, delivery and performance by Borrower of the Loan Documents to which it is or will be a party, and each of the transactions contemplated thereby, do not and will not (i) conflict with or violate Borrower's limited partnership agreement or certificate of limited partnership or other organizational documents, as the case may be, or (ii) conflict with, result in a breach of or constitute (with or without notice or lapse of time or both) a default under any Requirement of Law, Contractual Obligation or Court Order of or binding upon Borrower, or (iii) require termination of any Contractual Obligation, or (iv) result in or require the creation or imposition of any Lien whatsoever upon any of the properties or assets of Borrower (other than Liens in favor of Agent arising pursuant to the Loan Documents or Permitted Liens).

               (e) Consents and Authorizations. Borrower has obtained all consents and authorizations required pursuant to its Contractual Obligations with any other Person, and shall have obtained all consents and authorizations of, and effected all notices to and filings with, any Governmental Authority, as may be necessary to allow Borrower to lawfully execute, deliver and perform its obligations under the Loan Documents to which Borrower is a party.

               (f) Governmental Regulation. Neither Borrower nor the REIT is subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act, the Investment Company Act of 1940 or any other federal or state statute or regulation such that its ability to incur indebtedness is limited or its ability to consummate the transactions contemplated by the Loan Documents is materially impaired.

               (g) Prior Financials. The September 30, 1997, Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows of the REIT contained in the REIT's Form 10Q (the "September 30, 1997 Financials") delivered to Agent prior to the date hereof were prepared in accordance with GAAP and fairly present the assets, liabilities and financial condition of the REIT on a consolidated basis, at such date and the results of its operations and its cash flows, on a consolidated basis, for the period then ended.

               (h) Financial Statements; Projections and Forecasts. Each of the Financial Statements to be delivered to Agent pursuant to Sections 6.1(b) and
(c), (i) has been, or will be, as applicable, prepared in accordance with the books and records of the REIT on a consolidated basis, and (ii) either fairly present, or will fairly present, as applicable, the financial condition of the REIT on a consolidated basis, at the dates thereof (and, if applicable, subject to normal year-end adjustments) and the results of its operations and cash flows, on a consolidated basis, for the period then ended. Each of the projections delivered to Agent prior to the date hereof and the financial plans and projections to be delivered to Agent pursuant to Section 6.1(e), (1) has been, or will be, as applicable, prepared by the REIT in light of the past business and performance of the REIT on a consolidated basis and (2) represent, or will represent, as of the date thereof, the reasonable good faith estimates of the REIT's financial personnel.

               (i) Prior Operating Statements. Each of the operating statements pertaining to each of the Unencumbered Pool Properties delivered to Agent prior to the date hereof was prepared in accordance with GAAP in effect on the date such operating statement of each Unencumbered Pool Property was prepared and fairly presents the results of operations of such Unencumbered Pool Property for the period then ended.

               (j) Quarterly Operating Reports and Projections. Each of the Quarterly Operating Reports or other Unencumbered Pool Property Statements to be delivered to Agent pursuant to Section 6.1(a) (i) has been or will be, as applicable, prepared in accordance with the books and records of the applicable Unencumbered Pool Property, and (ii) fairly presents or will fairly present, as applicable, the results of operations of such Unencumbered Pool Property for the period then ended. Each of the projections, financial plans and budgets delivered to Agent prior to the date hereof and the projections and budgets to be delivered to Agent pursuant to Sections 6.1(e) and 6.1(g) (1) has been, or will be, as applicable, prepared for each Unencumbered Pool Property in light of the past business and performance of such Unencumbered Pool Property and (2) represents or will represent, as of the date thereof, the reasonable good faith estimates of the REIT's financial personnel.

               (k) Litigation; Adverse Effects.

                    (i) There is no action, suit, proceeding, governmental investigation or arbitration, at law or in equity, or before or by any
Governmental  Authority,  pending  or,  to the  best  of  Borrower's  knowledge, threatened against Borrower or any Property of Borrower (including any Unencumbered Pool Property), which if adversely determined would (A) result in a Material Adverse Effect on Borrower or any Unencumbered Pool Property, (B) materially and adversely affect the ability of any party to any of the Loan Documents to perform its obligations thereunder, or (C) materially and adversely affect the ability of Borrower to perform its obligations contemplated in the Loan Documents.

                    (ii) Borrower is not (A) in violation of any applicable law, which violation has a Material Adverse Effect on Borrower or any Unencumbered Pool Property, or (B) subject to or in default with respect to any Court Order which has a Material Adverse Effect on Borrower or any Unencumbered Pool Property. There are no material Proceedings pending or, to the best of Borrower's knowledge, threatened against Borrower or any Unencumbered Pool Property, which, if adversely decided, would have a Material Adverse Effect on Borrower or any Unencumbered Pool Property.

               (l) No Material Adverse Change. Since September 30, 1997, there has occurred no event which has a Material Adverse Effect on Borrower, and no material adverse change in Borrower's ability to perform its obligations under the Loan Documents to which it is a party or the transactions contemplated thereby.

               (m) Payment of Taxes. All tax returns and reports to be filed by Borrower have been timely filed, and all taxes, assessments, fees and other governmental charges shown on such returns or otherwise payable by Borrower have been paid when due and payable (other than real property taxes, which may be paid prior to delinquency so long as no penalty or interest shall attach thereto), except such taxes, if any, as are reserved against in accordance with GAAP and are being contested in good faith by appropriate proceedings or such taxes, the failure to make payment of which when due and payable will not have, in the aggregate, a Material Adverse Effect on Borrower. Borrower has no knowledge of any proposed tax assessment against Borrower that will have a Material Adverse Effect on Borrower, which is not being actively contested in good faith by Borrower.

               (n) Material Adverse Agreements. Borrower is not a party to or subject to any Contractual Obligation or other restriction contained in its limited partnership agreement, certificate of limited partnership or similar governing documents which has a Material Adverse Effect on Borrower.

               (o) Performance. Borrower is not in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any Contractual Obligation applicable to it, and no condition exists which, with the giving of notice or the lapse of time or both, would constitute a default under such Contractual Obligation in each case, except where the consequences, direct or indirect, of such default or defaults, if any, will not have a Material Adverse Effect on Borrower.

               (p) Federal Reserve Regulations. No part of the proceeds of the Loan hereunder will be used to purchase or carry any "margin security" as defined in Regulation G or for the purpose of reducing or retiring any indebtedness which was originally incurred to purchase or carry any margin security or for any other purpose which might constitute this transaction a "purpose credit" within the meaning of said Regulation G. Neither Borrower nor the REIT is engaged primarily in the business of extending credit for the purpose of purchasing or carrying out any "margin stock" as defined in Regulation U. No part of the proceeds of the Loan hereunder will be used for any purpose that violates, or which is inconsistent with, the provisions of Regulation X or any other regulation of the Federal Reserve Board.

               (q) Disclosure. The representations and warranties of Borrower contained in the Loan Documents and all certificates, financial statements and other documents delivered to Agent in connection therewith, do not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading. Borrower has given to Agent true, correct and complete copies of all Major UPP Leases, Pool Investment Mortgages and the obligations secured thereby, organizational documents,
Financial Statements, Unencumbered Pool Property Statements, and all other documents and instruments referred to in the Loan Documents as having been delivered to Agent. Borrower has not intentionally withheld any material fact from Agent in regard to any matter raised in the Loan Documents. Notwithstanding the foregoing, with respect to projections of Borrower's future performance such representations and warranties are made in good faith and to the best judgment of Borrower.

               (r) Requirements of Law. Each of Borrower and the REIT is in compliance with all Requirements of Law (including without limitation the Securities Act and the Securities Exchange Act, and the applicable rules and regulations thereunder, state securities law and "Blue Sky" laws) applicable to it and its respective businesses, in each case, where the failure to so comply will have a Material Adverse Effect on Borrower or the REIT. The REIT has made all filings with and obtained all consents of the Commission required under the Securities Act and the Securities Exchange Act in connection with the execution, delivery and performance by the REIT of the Loan Documents.

               (s) Patents, Trademarks, Permits, Etc. Borrower and the REIT own,
are licensed or otherwise have the lawful right to use, or have all permits and other governmental approvals, patents, trademarks, trade names, copyrights, technology, know-how and processes used in or necessary for the conduct of each such Person's business as currently conducted, the absence of which would have a Material Adverse Effect upon such Person. The use of such permits and other governmental approvals, patents, trademarks, trade names, copyrights, technology, know-how and processes by each such Person does not infringe on the rights of any Person, subject to such claims and infringements as do not, in the aggregate, give rise to any liability on the part of any such Person which would have a Material Adverse Effect on any such Person.

               (t) Environmental Matters. Except as set forth on Schedule 5.1(t), to the best of Borrower's knowledge, (i) the operations of Borrower and the REIT comply in all material respects with all applicable local, state and federal environmental, health and safety Requirements of Law ("Environmental Laws"); (ii) none of Borrower's present Property or operations are subject to any Remedial Action or other Liabilities and Costs arising from the Release or threatened Release of a Contaminant into the environment in violation of any Environmental Laws, which Remedial Action or other Liabilities and Costs would have a Material Adverse Effect on Borrower or the REIT; (iii) neither Borrower nor the REIT has filed any notice under applicable Environmental Laws reporting a Release of a Contaminant into the environment in violation of any Environmental Laws, except as the same may have been heretofore remedied; (iv) there is not now on or in the Property of Borrower (except in compliance in all material respects with all applicable Environmental Laws): (A) any underground storage tanks, (B) any asbestos-containing material, or (C) any polychlorinated biphenyls (PCB's) used in hydraulic oils, electrical transformers or other equipment owned by such Person; and (v) neither Borrower nor the REIT has received any notice or claim to the effect that it is or may be liable to any Person as a result of the Release or threatened Release of a Contaminant into the environment.

               (u) Major UPP Leases. With respect to each Unencumbered Pool Property, Agent has received true, complete and correct copies of each Major UPP Lease. All such Major UPP Leases are in full force and effect and have not been and will not be modified in any way that would affect the economics thereof, or terminated, except upon ten (10) Business Days' prior written notice to Agent, and no default or event of default (or event or occurrence which upon with the passage of time or the giving of notice, or both, will constitute a default or event of default) exists or will exist under any such Major UPP Lease as a result of the consummation of the transactions contemplated by the Loan Documents.

               (v) Pool Investment Mortgages. Agent has received true, complete and correct copies of each Pool Investment Mortgage and the obligations secured thereby. The original principal amount of each obligation secured by a Pool Investment Mortgage, and the outstanding principal amount thereof as of the date of this Agreement, are set forth on Schedule 1. Each Pool Investment Mortgage, and each obligation secured by such Pool Investment Mortgage (A) is the legal, valid and binding obligation of the obligor thereunder, enforceable against such obligor in accordance with its terms, subject to bankruptcy, insolvency and other laws affecting creditors' rights generally; (B) is in full force and effect; and (C) has not been and will not be modified or terminated except upon thirty (30) days' prior written notice to Agent; and no default or event of default (or event or occurrence which upon with the passage of time or the giving of notice, or both, will constitute a default or event of default) exists under any Pool Investment Mortgage or obligation secured thereby, or will exist as a result of the consummation of the transactions contemplated by the Loan Documents.

               (w) Aggregate Occupancy Rate; Individual Occupancy Rate. The Aggregate Occupancy Rate of each Type of Property comprising the Unencumbered Pool Properties is (A) in the case of Hotel Projects, at least fifty-five percent (55%), and (B) in the case of Properties of a Type other than Hotel Projects, at least eighty-five percent (85%). The Individual Occupancy Rate of each Property included as an Unencumbered Pool Property is at least fifty percent (50%).

               (x) Solvency. Borrower is and will be Solvent after giving effect to the disbursements of the Loans and the payment and accrual of all fees then payable.

               (y) Title to Assets; No Liens. Borrower has good, indefeasible and merchantable title to all Properties owned or leased by it, including, without limitation, any Unencumbered Pool Property, and each Unencumbered Pool Property is free and clear of all Liens, except Permitted Liens.

               (z) Use of Proceeds. Borrower's use of the proceeds of the Loans are, and will continue to be, legal and proper uses (and to the extent necessary, duly authorized by Borrower's partners) and such uses are consistent with all applicable laws and statutes and Section 7.1(i).

          5.2 Representations and Warranties as to the REIT. In order to induce Lenders to make the Loans, Borrower hereby represents and warrants to Lenders as follows:

               (a) Organization; Corporate Powers. The REIT (i) is a corporation duly organized, validly existing and in good standing under the laws of the State of Maryland, (ii) is duly qualified to do business as a foreign corporation and in good standing under the laws of each jurisdiction in which it owns or leases real property or in which the nature of its business requires it to be so qualified, except for those jurisdictions where failure to so qualify and be in good standing will not have a Material Adverse Effect on the REIT, and
(iii) has all requisite corporate power and authority to own, operate and encumber its property and assets and to conduct its business as presently conducted and as proposed to be conducted in connection with and following the consummation of the transactions contemplated by the Loan Documents.

               (b) Authority. The REIT has the requisite corporate power and authority to execute, deliver and perform each of the Loan Documents to which it is or will be a party. The execution, delivery and performance thereof, and the consummation of the transactions contemplated thereby, have been duly approved by the Board of Directors of the REIT, and no other corporate proceedings on the part of the REIT are necessary to consummate such transactions. Each of the Loan Documents to which the REIT is a party has been duly executed and delivered by Borrower and constitutes its legal, valid and binding obligation, enforceable against it in accordance with its terms, subject to bankruptcy, insolvency and other laws affecting creditors' rights generally.

               (c) No Conflict. The execution, delivery and performance by the REIT of the Loan Documents to which it is party, and each of the transactions contemplated thereby, do not and will not (i) conflict with or violate its articles of incorporation, by-laws or other organizational documents, (ii) conflict with, result in a breach of or constitute (with or without notice or lapse of time or both) a default under any Requirement of Law, Contractual Obligation or Court Order of the REIT, (iii) require termination of any Contractual Obligation, (iv) result in or require the creation or imposition of any Lien whatsoever upon any of the properties or assets of the REIT (other than Liens in favor of Agent arising pursuant to the Loan Documents), or (v) require any approval of the stockholders of the REIT.

               (d) Consents and Authorizations. The REIT has obtained all consents and authorizations required pursuant to its Contractual Obligations with any other Person, and shall have obtained all consents and authorizations of, and effected all notices to and filings with, any Governmental Authority, as may be necessary to allow the REIT to lawfully execute, deliver and perform its obligations under the Loan Documents to which the REIT is a party.

               (e) Capitalization. All of the capital stock of the REIT has been issued in compliance with all applicable Requirements of Law.

               (f) Litigation; Adverse Effects.

                    (i) There is no action, suit, proceeding, governmental investigation or arbitration, at law or in equity, or before or by any Governmental Authority, pending or, to best of Borrower's knowledge, threatened against the REIT or any Property of the REIT, which will (A) result in a Material Adverse Effect on the REIT, (B) materially and adversely affect the ability of any party to any of the Loan Documents to perform its obligations thereunder, or (C) materially and adversely affect the ability of the REIT to perform its obligations as contemplated in the Loan Documents.

                    (ii) The REIT is not (A) in violation of any applicable law, which violation has a Material Adverse Effect on the REIT, or (B) subject to or in default with respect to any Court Order which has a Material Adverse Effect on the REIT. There are no Proceedings pending or, to the best of Borrower's knowledge, threatened against the REIT, which, if adversely decided, would have a Material Adverse Effect on the REIT, Borrower or any Unencumbered Pool Property.

               (g) No Material Adverse Change. Since September 30, 1997, there has occurred no event which has a Material Adverse Effect on the REIT, and no material adverse change in the REIT's ability to perform its obligations under the Loan Documents to which it is a party or the transactions contemplated thereby.

               (h) Payment of Taxes. All tax returns and reports to be filed by the REIT have been timely filed, and all taxes, assessments, fees and other governmental charges shown on such returns have been paid when due and payable, except such taxes, if any, as are reserved against in accordance with GAAP and are being contested in good faith by appropriate proceedings or such taxes, the failure to make payment of which when due and payable would not have, in the aggregate, a Material Adverse Effect on the REIT. The REIT has no knowledge of any proposed tax assessment against the REIT that would have a Material Adverse Effect on the REIT, which is not being actively contested in good faith by the REIT.

               (i) Material Adverse Agreements. The REIT is not a party to or subject to any Contractual Obligation or other restriction contained in its charter, by-laws or similar governing documents which has a Material Adverse Effect on the REIT or the ability of the REIT to perform its obligations under the Loan Documents to which it is a party.

               (j) Performance. The REIT is not in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any Contractual Obligation applicable to it, and no condition exists which, with the giving of notice or the lapse of time or both, would constitute a default under such Contractual Obligation in each case, except where the consequences, direct or indirect, of such default or defaults, if any, would not have a Material Adverse Effect on the REIT.

               (k) Disclosure. The representations and warranties of the REIT contained in the Loan Documents, and all certificates, financial statements and other documents delivered to Agent in connection therewith, do not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading. The REIT has not intentionally withheld any material fact from Agent in regard to any matter raised in the Loan Documents. Notwithstanding the foregoing, with respect to projections of the REIT's future performance such representations and warranties are made in good faith and to the best judgment of the management of the REIT.


               (l) ERISA. Neither the REIT nor any ERISA Affiliate thereof (including, for all purposes under this Section 5.2(l), Borrower) has in the past five (5) years maintained or contributed to or currently maintains or contributes to any Benefit Plan other than the Benefit Plans identified on
Schedule 5.2(l). No Investment Partnership has or is likely to incur any liability with respect to any Benefit Plan maintained or contributed to by such Investment Partnership or its ERISA Affiliates, which would have a Material Adverse Effect on Borrower. Neither the REIT nor any ERISA Affiliate thereof has during the past five (5) years maintained or contributed to or currently maintains or contributes to any employee welfare benefit plan within the meaning of Section 3(1) of ERISA which provides benefits to retirees other than benefits required to be provided under Section 4980B of the Internal Revenue Code and Sections 601 through 608 of ERISA (or any successor provisions thereto). Neither the REIT nor any ERISA Affiliate thereof is now contributing nor has it ever contributed to or been obligated to contribute to any Multiemployer Plan, no employees or former employees of the REIT, or such ERISA Affiliate have been covered by any Multiemployer Plan in respect of their employment by the REIT, and no ERISA Affiliate of the REIT has or is likely to incur any withdrawal liability with respect to any Multiemployer Plan which would have a Material Adverse Effect on the REIT.

               (m) Solvency. The REIT is and will be Solvent, in each case after giving effect to the disbursement of the Loans, and the payment and accrual of all fees then payable.

               (n) Status as a REIT. The REIT (i) is a real estate investment trust as defined in Section 856 of the Internal Revenue Code (or any successor provision thereto), (ii) has not revoked its election to be a real estate investment trust, (iii) has not engaged in any "prohibited transactions" as defined in Section 856(b)(6)(iii) of the Internal Revenue Code (or any successor provision thereto), and (iv) for its current "tax year" (as defined in the Internal Revenue Code) is and for all prior tax years subsequent to its election to be a real estate investment trust has been entitled to a dividends paid deduction which meets the requirements of Section 857 of the Internal Revenue Code.

               (o) Ownership. The REIT does not own or have any direct interest in any other Person, other than its ownership of (i) one hundred percent (100%) of the common shares of (A) GRT Industrial Corporation, a Delaware corporation,
(B) GRT Financial Corporation, a Delaware corporation, (C) GRT Corporation, a Georgia corporation, (D) GRT Sonora, Inc., a California corporation, and (E) GRTV, Inc., a Delaware corporation; (ii) one hundred percent (100%) of the non-voting preferred shares of the Associated Companies; and (iii) the general partnership interest and ninety-two and three-tenths percent (92.3%) of the limited partnership interests in Borrower.

               (p) NYSE Listing. The common stock of the REIT is and will continue to be listed for trading and traded on the New York Stock Exchange.

               (q) Executive Officer Ownership. Schedule 5.2(q) sets forth the direct and indirect ownership interests of Robert Batinovich and Andrew Batinovich in Borrower and the REIT, indicating the actual names of such owners, the actual ownership interests of each such owner in Borrower and the REIT and the percentage ownership interests of each such owner in Borrower and the REIT in the aggregate.

                                   ARTICLE VI

                               REPORTING COVENANTS


          Borrower covenants and agrees that, on and after the date hereof, until payment in full of all of the Obligations, the expiration of the Commitments and termination of this Agreement:

          6.1 Financial Statements and Other Financial and Operating Information. Borrower shall maintain or cause to be maintained a system of accounting established and administered in accordance with sound business practices and consistent with past practice to permit preparation of quarterly and annual financial statements in conformity with GAAP, and each of the financial statements described below shall be prepared on a consolidated basis for the REIT from such system and records. Borrower shall deliver or cause to be delivered to Agent (with copies sufficient for each Lender):

               (a) Unencumbered Pool Property Statements. As soon as practicable, and in any event within twenty (20) days after the end of each Fiscal Quarter, quarterly operating statements, in a form approved by Agent, which operating statements shall include actual quarterly and year-to-date net operating income and net cash flow results, rent rolls (on Borrower's detailed form of rent roll), lease status reports and occupancy summaries in the form customarily generated by Borrower for each Unencumbered Pool Property dated as of the last day of such Fiscal Quarter (the "Quarterly Operating Reports"), in form and substance satisfactory to Agent, certified by the REIT's chief financial officer or chief accounting officer. In addition, as soon as practicable, and in any event within twenty (20) days after the end of the fourth Fiscal Quarter, a year-end operating statement, in a form approved by Agent, which operating statement shall include actual year-to-date net operating income and net cash flow results for each Unencumbered Pool Property dated as of the last day of such Fiscal Quarter (collectively with the Quarterly Operating Reports, the "Unencumbered Pool Property Statements").

               (b) Quarterly Financial Statements Certified by CFO. As soon as practicable, and in any event within forty-five (45) days after the end of each Fiscal Quarter, consolidated and consolidating balance sheets, statements of operations and statements of cash flow for the REIT ("Financial Statements"), which may, in the case of the first three Fiscal Quarters, be in the form provided to the Commission on the REIT's Form 10Q, and certified by the REIT's chief financial officer or chief accounting officer. In addition, as soon as practicable, and in any event within forty-five (45) days after the end of each Fiscal Quarter, balance sheets, statements of operations and statements of cash flow for each of the Associated Companies and any Affiliate of Borrower from time to time specified by Agent.

               (c) Annual Financial Statements. Within ninety (90) days after the close of each Fiscal Year, annual Financial Statements of the REIT, on a consolidated and consolidating basis (in the form provided to the Commission on the REIT's Form 10K), audited and certified without qualification by the Accountants and accompanied by a statement that, in the course of their audit (conducted in accordance with generally accepted auditing standards), the Accountants obtained no knowledge that an Event of Default or Unmatured Event of Default occurred during the period covered thereby. In addition, as soon as practicable, and in any event within ninety (90) days after the end of each Fiscal Year, year-end balance sheets and annual statements of operations and statements of cash flow for each of the Associated Companies. To the extent Agent desires additional details or supporting information with respect to Investment Partnerships, the Associated Companies or individual Properties which are not Unencumbered Pool Properties not contained in the REIT's Form 10K, Borrower shall provide Agent with such details or supporting information as Agent requests which is reasonably available to Borrower. Without limiting the foregoing, at Agent's request, within ninety (90) days after the end of each Fiscal Year, Borrower shall provide to Agent operating statements and a schedule setting forth the percentage of leasable area leased to tenants in occupancy, with footnotes indicating which leases are in default in rent payments by more than forty-five (45) days (other than technical, nonmaterial disputes concerning percentage rentals due) or under any other material provisions in respect to which the landlord has issued a notice of default, for each Property which is not an Unencumbered Pool Property.

               (d) Officer's Certificate of Borrower. (i) Together with each delivery of any Quarterly Operating Report or Financial Statement pursuant to any of clauses (a), (b) and (c) above, an Officer's Certificate of the REIT, stating that the executive officer who is the signatory thereto (which officer shall be the chief executive officer, the chief operating officer, the chief financial officer or the chief accounting officer of the REIT) has reviewed, or caused under his supervision to be reviewed, the terms of this Agreement and the other principal Loan Documents, and has made, or caused to be made under his supervision, a review in reasonable detail of the transactions and condition of Borrower and the REIT during the accounting period covered by such Quarterly Operating Report or Financial Statements, and that such review has not disclosed the existence during or at the end of such accounting period, and that the signers do not have knowledge of the existence as of the date of the Officer's Certificate, of any condition or event which constitutes an Event of Default or Unmatured Event of Default, or, if any such condition or event existed or exists, specifying the nature and period of existence thereof and what action has been taken, is being taken and is proposed to be taken with respect thereto; and (ii) together with each delivery pursuant to clauses (a), (b) and (c) above, a Compliance Certificate demonstrating in reasonable detail (which detail shall include actual calculation and supporting information satisfactory to Agent) (A) compliance during and at the end of such accounting periods with the covenants contained in Sections 8.4 and 8.5 and the financial covenants contained in
Article IX, and (B) the Weighted Average Leverage Ratio for the Fiscal Quarter then most recently ended.

               (e) Cash Flow Projections. Not later than fifteen (15) days prior to the beginning of each Fiscal Year, projections of Borrower, on a consolidated basis, detailing expected sources and uses of cash for the next Fiscal Year. Borrower shall also provide such additional supporting details as Agent may reasonably request.

               (f) Unencumbered Pool Certificate. As soon as practicable, and in any event within twenty (20) days after the end of each Fiscal Quarter (and more often if so requested by Agent), a certificate, in substantially the form of Exhibit B (an "Unencumbered Pool Certificate"), certified as being true and correct by the REIT's chief executive officer, chief operating officer, chief financial officer or chief accounting officer. Each Unencumbered Pool Certificate shall set forth calculations, including a calculation of Loan Availability, since the date of the last prior Unencumbered Pool Certificate, and shall reflect any material adverse changes in the Net Operating Income or other condition of an Unencumbered Pool Property of which such officer has knowledge and which is not reflected in the most recent Unencumbered Pool Certificate.

               (g) Budgets For Unencumbered Pool Properties. Not later than fifteen (15) days prior to the beginning of each Fiscal Year, annual operating budgets for each Unencumbered Pool Property for the immediately following Fiscal Year, prepared on an annual basis, in a form approved by Agent, together with all supporting details reasonably requested by Agent, and certified by the chief executive officer, chief operating officer, chief financial officer or chief accounting officer of the REIT as being based upon the REIT's reasonable good faith estimates, upon information and assumptions at the time.

               (h) Knowledge of Event of Default. Promptly upon Borrower obtaining knowledge (i) of any condition or event which constitutes an Event of Default or Unmatured Event of Default, or becoming aware that any Lender has given notice or taken any other action with respect to a claimed Event of Default or Unmatured Event of Default or (ii) of any condition or event which has a Material Adverse Effect on Borrower, the REIT or any Unencumbered Pool Property, an Officer's Certificate specifying the nature and period of existence of any such condition or event, or specifying the notice given or action taken by such Lender and the nature of such claimed Event of Default, Unmatured Event of Default, event or condition, and what action Borrower and/or the REIT has taken, is taking and proposes to take with respect thereto.

               (i) Litigation, Arbitration or Government Investigation. Promptly upon Borrower or the REIT obtaining knowledge of (i) the institution of, or threat of, any material action, suit, proceeding, governmental investigation or arbitration against or affecting Borrower, the REIT or any Unencumbered Pool Property not previously disclosed in writing by Borrower to Agent pursuant to this Section 6.1(i), including any eminent domain or other condemnation proceedings affecting any Unencumbered Pool Property, or (ii) any material development in any action, suit, proceeding, governmental investigation or arbitration already disclosed, which, in either case, has a Material Adverse Effect on Borrower, the REIT or any Unencumbered Pool Property, a notice thereof to Agent and such other information as may be reasonably available to it to enable Agent, Lenders and their counsel to evaluate such matters.

               (j) ERISA Termination Event. As soon as possible, and in any event within thirty (30) days after Borrower or the REIT knows that a Termination Event has occurred, a written statement of the chief financial officer of the REIT describing such Termination Event and the action, if any, which Borrower, the REIT or any ERISA Affiliate of either of them has taken, is taking or proposes to take, with respect thereto, and, when known, any action taken or threatened by the IRS, the DOL or the PBGC with respect thereto.

               (k) Prohibited ERISA Transaction. As soon as possible, and in any event within thirty (30) days, after Borrower, the REIT or any ERISA Affiliate of either of them knows that a prohibited transaction (defined in Section 406 of ERISA and Section 4975 of the Internal Revenue Code) has occurred, a statement of the chief financial officer of the REIT describing such transaction.

               (l) Benefit Plan Annual Report. Within thirty (30) days after the filing thereof with the DOL, the IRS or the PBGC, copies of each annual report, including Schedule B thereto, filed with respect to each Benefit Plan of Borrower, the REIT or any ERISA Affiliate of either of them.

               (m) Benefit Plan Funding Waiver Request. Within thirty (30) days after the filing thereof with the IRS, a copy of each funding waiver request filed with respect to any Benefit Plan of Borrower, the REIT or any ERISA Affiliate of either of them and all communications received by Borrower, the REIT or any ERISA Affiliate of either of them with respect to such request.

               (n) Establishment of Benefit Plan and Increase in Contributions to the Benefit Plan. Not less than ten (10) days prior to the effective date thereof, a notice to Agent of the establishment of a Benefit Plan (or the incurrence of any obligation to contribute to a Multiemployer Plan) by Borrower, the REIT or any ERISA Affiliate of either of them. Within thirty (30) days after the first to occur of an amendment of any then existing Benefit Plan of Borrower, the REIT or any ERISA Affiliate of either of them which will result in an increase in the benefits under such Benefit Plan or a notification of any such increase, or the establishment of any new Benefit Plan by Borrower, the REIT or any ERISA Affiliate of either of them or the commencement of contributions to any Benefit Plan to which Borrower, the REIT or any ERISA Affiliate of either of them was not previously contributing, a copy of said amendment, notification or Benefit Plan.

               (o) Qualification of ERISA Plan. Promptly upon, and in any event within thirty (30) days after, receipt by Borrower, the REIT or any ERISA Affiliate of either of them of an unfavorable determination letter from the IRS regarding the qualification of a Plan under Section 401(a) of the Internal Revenue Code, a copy of said determination letter, if such disqualification would have a Material Adverse Effect on Borrower or the REIT.

               (p) Multiemployer Plan Withdrawal Liability. Promptly upon, and in any event within thirty (30) days after receipt by Borrower, the REIT or any ERISA Affiliate of either of them of a notice from a Multiemployer Plan regarding the imposition of withdrawal liability, a copy of said notice.

               (q) Failure to Make Section 412 Payment. Promptly upon, and in any event within thirty (30) days after, Borrower, the REIT or any ERISA Affiliate of either of them fails to make a required installment under subsection (m) of Section 412 of the Internal Revenue Code or any other payment required under Section 412 of the Internal Revenue Code on or before the due date for such installment or payment, a notification of such failure, if such failure could result in either the imposition of a Lien under said Section 412 or otherwise have or could reasonably be anticipated to have a Material Adverse Effect on Borrower or the REIT.

               (r) Failure of the REIT to Qualify as Real Estate Investment Trust. Promptly upon, and in any event within forty-eight (48) hours after Borrower first has actual knowledge of (i) the REIT failing to continue to qualify as a real estate investment trust as defined in Section 856 of the Internal Revenue Code (or any successor provision thereof), (ii) any act by the REIT causing its election to be taxed as a real estate investment trust to be terminated, (iii) any act causing the REIT to be subject to the taxes imposed by
Section 857(b)(6) of the Internal Revenue Code (or any successor provision thereto), or (iv) the REIT failing to be entitled to a dividends paid deduction which meets the requirements of Section 857 of the Internal Revenue Code, a notice of any such occurrence or circumstance.

               (s) Asset Acquisitions and Dispositions, Indebtedness, Merger, Etc. Without limiting Article VIII or any other restriction in the Loan Documents, concurrent with notice to Borrower's priority mailing list and in all events not later than any public disclosure, prior written notice of any material investments (other than in Cash Equivalents), material acquisitions, asset purchases, dispositions, disposals, divestitures or similar transactions involving Property, the raising of additional equity or the incurring or repayment of material Indebtedness, or any material merger, by or with Borrower or the REIT, and, promptly upon consummation of such transaction, a Compliance Certificate demonstrating in reasonable detail (which detail shall include actual calculations) compliance, after giving effect to such proposed transaction(s), with the covenants contained in Sections 8.4 and 8.5 and Article
IX. For purposes of this Section 6.1(s), any investment, acquisition, asset purchase, disposition, disposal, divestiture, merger or similar transaction shall be considered "material" if it involves assets exceeding thirty-five percent (35%) of Borrower's assets (as existing prior to giving effect to such transaction and before accumulated depreciation), determined on a consolidated basis.

               (t) Other Information. Such other information, reports, contracts, schedules, lists, documents, agreements and instruments in the possession of the REIT or Borrower with respect to (i) any material change in the REIT's investment, finance or operating policies, or (ii) Borrower's or the REIT's business, condition (financial or otherwise), operations, performance, properties (including the Unencumbered Pool Properties) or prospects as Agent may from time to time reasonably request, including, without limitation, annual information with respect to cash flow projections, budgets, operating statements (current year and immediately preceding year), rent rolls, lease expiration reports, leasing status reports, note payable summaries, bullet note summaries, equity funding requirements, contingent liability summaries, line of credit summaries, line of credit collateral summaries, wrap note or note receivable summaries, schedules of outstanding letters of credit, summaries of cash and Cash Equivalents, projections of leasing fees and overhead budgets. Provided that Agent gives Borrower reasonable prior notice and an opportunity to participate, Borrower hereby authorizes Agent to communicate with the Accountants and authorizes the Accountants to disclose to Agent any and all financial statements and other information of any kind, including copies of any management letter or the substance of any oral information, that such accountants may have with respect to Borrower's or the REIT's condition (financial or otherwise), operations, properties, performance and prospects. Concurrently therewith, Agent will notify Borrower of any such communication. At Agent's request, Borrower shall deliver a letter addressed to the Accountants instructing them to disclose such information in compliance with this Section 6.1(t).

               (u) Press Releases; SEC Filings and Financial Statements. Telephonic or telecopy notice to Agent concurrent with or prior to issuance of any material press release concerning the REIT or Borrower and, as soon as practicable after filing with the Commission, all reports and notices, proxy statements, registration statements and prospectuses of the REIT. All materials sent or made available generally by the REIT to the holders of its publicly-held Securities or to a trustee under any indenture or filed with the Commission, including all periodic reports required to be filed with the Commission, will be delivered to Agent as soon as available.

               (v) Accountant Reports. Copies of all reports prepared by the Accountants and submitted to Borrower or the REIT in connection with each annual, interim or special audit or review of the financial statements or practices of Borrower or the REIT, including the comment letter submitted by the Accountants in connection with their annual audit.

          6.2 Environmental Notices. Borrower shall notify Agent, in writing, as soon as practicable, and in any event within ten (10) days after Borrower's or the REIT's learning thereof, of any: (a) written notice or claim to the effect that Borrower or the REIT is or may be liable to any Person as a result of any material Release or threatened Release of any Contaminant into the environment;
(b) written notice that Borrower or the REIT is subject to investigation by any Governmental Authority evaluating whether any Remedial Action is needed to respond to the Release or threatened Release of any Contaminant into the environment; (c) written notice that any Property is subject to an Environmental Lien; (d) written notice of violation to Borrower or the REIT or awareness of a condition which might reasonably result in a notice of violation of any Environmental Laws by Borrower or the REIT; (e) commencement or written threat of any judicial or administrative proceeding alleging a violation of any Environmental Laws by Borrower or the REIT; (f) written notice from a Governmental Authority of any changes to any existing Environmental Laws that will have a Material Adverse Effect on the operations of Borrower or the REIT; or (g) any proposed acquisition of stock, assets, real estate or leasing of property, or any other action by Borrower that, to the best of Borrower's knowledge, could subject Borrower or the REIT to environmental, health or safety Liabilities and Costs that will have a Material Adverse Effect on Borrower or the REIT. With regard to the matters referred to in Clauses (a) through (e) above, the same shall apply in respect of each Unencumbered Pool Property and, in the case of other Property of Borrower or the REIT, only if the matter will have a Material Adverse Effect on Borrower or the REIT.

          6.3 Confidentiality. Confidential information obtained by Agent or Lenders pursuant to this Agreement or in connection with the Facility shall not be disseminated by Agent or Lenders and shall not be disclosed to third parties except to regulators, taxing authorities and other governmental agencies having jurisdiction over Agent or such Lender or otherwise in response to Requirements of Law, to their respective auditors and legal counsel and in connection with regulatory, administrative and judicial proceedings as necessary or relevant including enforcement proceedings relating to the Loan Documents, and to any prospective assignee of or participant in a Lender's interest under this Agreement or any prospective purchaser of the assets or a controlling interest in any Lender, provided that such prospective assignee, participant or purchaser first agrees to be bound by the provisions of this Section 6.3. In connection with disclosures of confidential information to any non-governmental third-party, the Lender(s) from whom the same has been requested shall, to the extent feasible and permitted, give prior notice of such request to Borrower; however, neither Agent nor any such Lender shall incur any liability to Borrower for failure to do so. For purposes hereof, "confidential information" shall mean all nonpublic information obtained by Agent or Lenders, unless and until such information becomes publicly known, other than as a result of unauthorized disclosure by Agent or Lenders of such information.

                                  ARTICLE VII

                              AFFIRMATIVE COVENANTS


          Borrower covenants and agrees that, on and after the date hereof, until payment in full of all of the Obligations, the expiration of the Commitments and termination of this Agreement:

          7.1 With Respect to Borrower:

               (a) Existence. Borrower shall at all times maintain its existence as a limited partnership and preserve and keep in full force and effect its rights and franchises unless the failure to maintain such rights and franchises does not have a Material Adverse Effect on Borrower.

               (b) Qualification, Name. Borrower shall qualify and remain qualified to do business in each jurisdiction in which the nature of its business requires it to be so qualified except for those jurisdictions where failure to so qualify does not have a Material Adverse Effect on Borrower. Borrower will transact business solely in its own name.

               (c) Compliance with Laws, Etc. Borrower shall (i) comply with all Requirements of Law, and all restrictive covenants affecting Borrower or the properties, performance, prospects, assets or operations of Borrower, and (ii) obtain as needed all Permits necessary for its operations and maintain such in good standing, except in each of the foregoing cases where the failure to do so will not have a Material Adverse Effect on Borrower.

               (d) Payment of Taxes and Claims. Borrower shall pay (i) all taxes, assessments and other governmental charges imposed upon it or on any of its properties or assets or in respect of any of its franchises, business, income or property before any penalty or interest accrues thereon, the failure to make payment of which will have a Material Adverse Effect on Borrower, and
(ii) all claims (including, without limitation, claims for labor, services, materials and supplies) for sums, material in the aggregate to Borrower, which have become due and payable and which by law have or may become a Lien other than a judgment lien upon any of Borrower's properties or assets, prior to the time when any penalty or fine shall be incurred with respect thereto. Notwithstanding the foregoing, Borrower may contest by appropriate legal proceedings conducted in good faith and with due diligence, the amount, validity or application, in whole or in part, of any taxes, assessments, other governmental charges or claims described above, provided that Borrower shall provide such security as may be required by Agent to insure ultimate payment of the same and to prevent any sale or forfeiture of Borrower's Property (or any portion thereof or interest therein); provided, however, that the provisions of this Section 7.1(d) shall not be construed to permit Borrower to contest the payment of any Obligations or any other sums payable by Borrower to Agent or Lenders hereunder or under any other Loan Document. Notwithstanding any of the foregoing, Borrower shall indemnify, defend and save Agent and Lenders harmless from and against any liability, cost or expense of any kind that may be imposed on Agent or Lenders in connection with any such contest and any loss resulting therefrom.

               (e) Maintenance of Properties; Insurance. Borrower shall maintain in good repair, working order and condition, excepting ordinary wear and tear, all of its Property and will make or cause to be made all appropriate repairs, renewals and replacements thereof. Borrower shall maintain commercially reasonable and appropriate amounts of fire and extended coverage and liability insurance.

               (f) Inspection of Property; Books and Records; Discussions. Borrower shall permit, and shall cause the REIT and each Subsidiary to permit, any authorized representative(s) designated by any Lender to visit and inspect any of its properties, including, in the case of Borrower, all Unencumbered Pool Properties, to inspect financial and accounting records and leases, and to make copies and take extracts therefrom, all at such times during normal business hours and as often as any Lender may reasonably request. In connection therewith, Borrower shall pay all expenses of the types described in Section
12.1. Borrower will keep proper books of record and account in which entries, in conformity with GAAP and as otherwise required by this Agreement and applicable Requirements of Law, shall be made of all dealings and transactions in relation to its businesses and activities and as otherwise required under Section 6.1.

               (g) Maintenance of Permits,  Etc.  Borrower will maintain in full force and effect all Permits, franchises, patents, trademarks, trade names, copyrights, authorizations or other rights necessary for the operation of its business, except where the failure to obtain any of the foregoing would not have a Material Adverse Effect on Borrower; and notify Agent in writing, promptly after learning thereof, of the suspension, cancellation, revocation or discontinuance of or of any pending or threatened action or proceeding seeking to suspend, cancel, revoke or discontinue any material Permit, patent, trademark, trade name, copyright, governmental approval, franchise authorization or right.

               (h) Conduct of Business. Except for investments expressly permitted pursuant to Section 9.9 and investments in cash and Cash Equivalents, Borrower shall engage only in the business of acquiring, developing, owning and operating income-producing properties within the continental United States and any business activities and investments of Borrower shall be incidental thereto.

               (i) Use of Proceeds. Borrower shall use the proceeds of the Loans only for pre-developments costs, development costs, acquisitions, working capital, equity investments, repayment of Indebtedness, including required interest and/or principal payments thereon, and for any other general corporate purposes.

          7.2 With Respect to the REIT:

               (a) Corporate Existence. The REIT shall at all times maintain its corporate existence and preserve and keep in full force and effect its rights and franchises unless the failure to maintain such rights and franchises will not have a Material Adverse Effect on the REIT.

               (b) Qualification, Name. The REIT shall qualify and remain qualified to do business in each jurisdiction in which the nature of its business requires it to be so qualified except for those jurisdictions where failure to so qualify does not have a Material Adverse Effect on the REIT. The REIT will transact business solely in its own name.

               (c) Securities Law Compliance. The REIT shall comply in all material respects with all rules and regulations of the Commission and file all reports required by the Commission relating to the REIT's publicly-held Securities.

               (d) Continued Status as a REIT; Prohibited Transactions. The REIT
(i) will continue to be a real estate investment trust as defined in Section 856 of the Internal Revenue Code (or any successor provision thereto), (ii) will not revoke its election to be a real estate investment trust, (iii) will not engage in any "prohibited transactions" as defined in Section 856(b)(6)(iii) of the Internal Revenue Code (or any successor provision thereto), and (iv) will continue to be entitled to a dividend paid deduction meeting the requirements of
Section 857 of the Internal Revenue Code.

               (e) NYSE Listed Company. The common stock of the REIT shall at all times be listed for trading and be traded on the New York Stock Exchange.

               (f) Compliance with Laws, Etc. The REIT shall (i) comply with all Requirements of Law and restrictive covenants affecting the REIT and (ii) obtain as needed all Permits necessary for its operations and maintain such in good standing, except in each of the foregoing cases where the failure to do so will not have a Material Adverse Effect on the REIT.

               (g) Payment of Taxes and Claims. The REIT shall pay (i) all taxes, assessments and other governmental charges imposed upon it or on any of its properties or assets or in respect of any of its franchises, business, income or property before any penalty or interest accrues thereon, the failure to make payment of which will have a Material Adverse Effect on the REIT, and
(ii) all claims (including, without limitation, claims for labor, services, materials and supplies) for sums, material in the aggregate to the REIT, which have become due and payable and which by law have or may become a Lien other than a judgment lien upon any of the REIT's properties or assets, prior to the time when any penalty or fine shall be incurred with respect thereto. Notwithstanding the foregoing, REIT may contest by appropriate legal proceedings conducted in good faith and with due diligence, the amount, validity or application, in whole or in part, of any taxes, assessments, other governmental charges or claims described above, provided that REIT shall provide such security as may be required by Agent to insure ultimate payment of the same and to prevent any sale or forfeiture of any other of the REIT's Property (or any portion thereof or interest therein), provided, however, that the provisions of this Section 7.2(g) shall not be construed to permit the REIT to contest the payment of any Obligations or any other sums payable by the REIT to Agent or Lenders hereunder or under any other Loan Document. Notwithstanding any of the foregoing, the REIT shall indemnify, defend and save Agent and Lenders harmless from and against any liability, cost or expense of any kind that may be imposed on Agent or Lenders in connection with any such contest and any loss resulting therefrom.

               (h) Net Offering Proceeds. Unless otherwise agreed in writing by Agent, the REIT shall immediately contribute any Net Offering Proceeds to Borrower.

                                  ARTICLE VIII

                               NEGATIVE COVENANTS


          Borrower covenants and agrees that, on and after the date hereof, until payment in full of all of the Obligations, the expiration of the Commitments and termination of this Agreement:

          8.1 With Respect to all Parties: Neither Borrower nor the REIT, shall:

               (a) Liens. Directly or indirectly create, incur, assume or permit to exist (i) any Lien on or with respect to any Unencumbered Pool Property, except for Permitted Liens.

               (b) Transfers of Unencumbered Pool Property. Transfer, directly or indirectly, all or any interest in any Unencumbered Pool Property.

               (c) Restrictions on Fundamental Changes.

                    (i) As to Borrower or the REIT only, enter into any merger or consolidation in which Borrower or REIT, as applicable, is not the surviving entity without the unanimous prior written consent of the Lenders or liquidate, wind-up or dissolve (or suffer any liquidation or dissolution);

                    (ii) Change its Fiscal Year; or

                    (iii) Engage in any line of business other than as expressly permitted under Section 7.1(h).

               (d) ERISA. Do, or permit any ERISA Affiliate of Borrower or the REIT to, do any of the following to the extent that such act or failure to act would result in the aggregate, after taking into account any other such acts or failure to act, in a Material Adverse Effect on Borrower or the REIT:

                    (i) Engage, or knowingly permit an ERISA Affiliate of Borrower or the REIT to engage, in any prohibited transaction described in
Section 406 of the ERISA or Section 4975 of the Internal Revenue Code which is not exempt under Section 407 or 408 of ERISA or Section 4975(d) of the Internal Revenue Code for which a class exemption is not available or a private exemption has not been previously obtained from the DOL;

                    (ii) Permit to exist any accumulated funding deficiency (as defined in Section 302 of ERISA and Section 412 of the Internal Revenue Code), whether or not waived;

                    (iii) Fail, or permit an ERISA Affiliate of Borrower or the REIT to fail, to pay timely required contributions or annual installments due with respect to any waived funding deficiency to any Plan if such failure could result in the imposition of a Lien or otherwise would have a Material Adverse Effect on Borrower or the REIT;

                    (iv) Terminate, or permit an ERISA Affiliate of Borrower or the REIT to terminate, any Benefit Plan which would result in any liability of Borrower, the REIT or any ERISA Affiliate of either of them under Title IV of ERISA; or

                    (v) Fail, or permit any ERISA Affiliate of Borrower or the REIT to fail, to pay any required installment under section (m) of Section 412 of the Internal Revenue Code or any other payment required under Section 412 of the Internal Revenue Code on or before the due date for such installment or other payment, if such failure could result in the imposition of a Lien on any assets of, or otherwise would have a Material Adverse Effect on, Borrower or the REIT.

               (e) Restrictions on Guaranties, Loans, etc. Make any loans to, or enter into any guaranty of, or otherwise become personally liable for, any obligations of, the Associated Companies, any Person advised or managed (including as a general partner) by an Associated Company or any Affiliate of any of the foregoing, which collectively exceed Five Million Dollars ($5,000,000).

          8.2 Amendment of Constituent Documents. Borrower shall not amend its partnership agreement or certificate of limited partnership (including, without limitation, as to the admission of any new partner, directly or indirectly), except to accommodate the issuance of new units of Borrower in the ordinary course of business. The REIT shall not amend its articles of incorporation or by-laws without the prior written consent of Requisite Lenders, except (i) to increase authorized capital or to authorize preferred stock, (ii) as required by applicable law or applicable tax requirements or (iii) as prudent to maintain qualification as a REIT.

          8.3 Margin Regulations. No portion of the proceeds of any Loans shall be used in any manner which might cause the extension of credit or the application of such proceeds to violate Regulation G, U or X or any other regulation of the Federal Reserve Board or to violate the Securities Exchange Act or the Securities Act, in each case as in effect on the applicable Funding Date.

          8.4 Minimum Ownership Interest of Robert and Andrew Batinovich. Robert Batinovich and Andrew Batinovich shall at all times collectively retain ownership of no less than seventy-five percent (75%) of the total common shares of REIT and partnership units of Borrower beneficially owned by Robert Batinovich or Andrew Batinovich, directly or indirectly, as of the Closing Date as set forth on Schedule 5.2(q).

          8.5 Management; Change in Control.

               (a) Either Robert Batinovich or Andrew Batinovich shall at all times be active on a full time, continuous basis in the senior management of Borrower and the REIT pursuant to a written employment contract having a termination date no earlier than the Maturity Date, as it may be extended pursuant to Section 2.1(d); provided that, if due to death or incapacity, both Robert Batinovich and Andrew Batinovich are unable to act in such capacity, Borrower shall have up to one hundred twenty (120) days to obtain the approval of Requisite Lenders to additional executive(s), such that the remaining and new management executives, as a group, have substantial and sufficient knowledge, experience and capabilities in the management of a publicly-held company engaged in the operation of a multi-asset real estate business of the type engaged in by Borrower. In the event Borrower shall fail to obtain approval of Requisite Lenders as aforesaid within said 120-day period, then Borrower shall, at the election and upon the demand of Requisite Lenders, pay in full all Obligations under the Loan Documents not later than thirty (30) days after the end of such 120-day period, whereupon this Agreement and all Commitments hereunder shall be terminated. No further Borrowings shall be permitted until Borrower shall have obtained approval of Requisite Lenders under this Section 8.5(a)

               (b) Borrower shall not permit any Change in Control to occur.

          8.6 Organization of Borrower, Etc. Borrower shall remain a California limited partnership with the REIT as its sole general partner. At no time shall Borrower be taxed as an association under the Internal Revenue Code.

          8.7 REIT Board of Directors. At least sixty percent (60%) of the membership of the REIT's board of directors shall remain outside directors who shall have no material affiliation with the REIT or any of its Affiliates other than such board position.

          8.8 With Respect to the REIT:

               (a) The REIT shall not own any material assets or engage in any line of business other than the ownership of the common shares, preferred shares and partnership interests described in Section 5.2(o).

               (b) The REIT shall not directly or indirectly create, incur, assume or otherwise become or remain directly or indirectly liable with respect to, any Indebtedness, except the Obligations and other Indebtedness of Borrower.

               (c) The REIT shall not directly or indirectly create, incur, assume or permit to exist any Lien on or with respect to any of its Property or assets.

               (d) The REIT shall at no time (i) cease to be a listed company on the New York Stock Exchange, or (ii) cease to be a qualified real estate investment trust in the manner referred to in Section 5.2(n).

               (e) The REIT will not directly or indirectly convey, sell, transfer, assign, pledge or otherwise encumber or dispose of any of its partnership interests in Borrower or any of its other interests in commons shares and preferred shares described in Section 5.2(o) held as of the Closing Date.

               (f) The REIT will not become a guarantor of, or otherwise  become personally  liable  for,  any  obligation  of the  Associated  Companies  or any subsidiaries thereof or make any loans to the Associated Companies or any subsidiaries thereof, which collectively exceed One Million Dollars ($1,000,000).

                                   ARTICLE IX

                               FINANCIAL COVENANTS


          Borrower covenants and agrees that, on and after the date of this Agreement and until payment in full of all the Obligations, the expiration of all Commitments and the termination of this Agreement:

          9.1 Minimum Net Worth. Borrower will maintain an Adjusted Net Worth of not less than the Minimum Net Worth.

          9.2 Total Liabilities to Gross Asset Value Ratio. The ratio of Total Liabilities to Gross Asset Value shall not exceed 0.55:1.

          9.3 Unencumbered NOI to Unsecured Interest Expense Ratio. The ratio of Unencumbered NOI to Unsecured Interest Expense shall not be less than 2.00:1.

          9.4 EBITDA to Debt Service and Capital Expenditures Ratio. The ratio of Borrower's EBITDA to the sum of Debt Service and Borrower's Capital Expenditures shall not be less than 2.25:1.

          9.5 Secured Debt to Gross Asset Value Ratio. The ratio of Secured Borrower Debt to Gross Asset Value shall not exceed 0.35:1.

          9.6 Unencumbered Pool Value to Unsecured Liabilities. The ratio of the Unencumbered Pool Value to Unsecured Liabilities shall not be less than 1.75:1.

          9.7 Distributions.

               (a) Subject to subsection (b) below, aggregate distributions to shareholders of the REIT and all limited partners of Borrower shall not exceed ninety percent (90%) of Funds From Operations for any Fiscal Quarter, with a distribution being deemed made on the earlier of its actual payment or
declaration   by   Borrower.   For  purposes  of  this  Section  9.5,  the  term
"distributions"   shall  mean  and  include  all  dividends  (as  determined  in accordance with the next sentence) and other distributions to, and the repurchase of stock or limited partnership interests from, the holder of any equity interests in Borrower or the REIT (other than the redemption of limited partnership interests in Borrower in exchange for REIT stock). In the case of a regular quarterly dividend to the holders of limited partnership units in Borrower or shares in the REIT, aggregate "dividends" for purposes of determining compliance with this Section 9.7 shall be calculated as follows: The actual dividend per unit or share paid or declared by Borrower or the REIT during such Fiscal Quarter shall be multiplied by the weighted average number of all outstanding shares (and limited partnership units convertible into shares) outstanding during such Fiscal Quarter.

               (b) Aggregate distributions during the continuance of any Event of Default shall not exceed the lesser of (i) the aggregate amount permitted to be made during the continuance thereof under subsection (a) above, and (ii) the minimum amount that the REIT must distribute to its shareholders in order to avoid federal tax liability and to remain qualified as a real estate investment trust as defined in Section 856 of the Internal Revenue Code (or any successor provision thereto).

          9.8 Aggregate Occupancy Rate. The Aggregate Occupancy Rate of each Type of the Unencumbered Pool Properties shall at no time be less than (i) in the case of Hotel Projects, fifty-five percent (55%), and (ii) in the case of Properties of a Type other than Hotel Projects, eighty five percent (85%).

          9.9 Restrictions on Certain Investments. Borrower may make the following investments only so long as (a) the aggregate amount of all such investments does not exceed, at any time, thirty-five percent (35%) of Gross

Asset Value, and (b) the aggregate amount of each enumerated category of investment does not exceed the specified percentage of Gross Asset Value, in each case as of the date made:
                                                  Maximum  Percentage  of  Gross
Restricted Investments                                     Asset Value
-----------------------                           ------------------------------
          Land:                                                8%
          Securities:                                          10%
          Investment Mortgages:                                15%
          Holdings in Unconsolidated Entities:                 20%

          Construction in Process                              10%

For purposes of calculating compliance with the foregoing:

                    (i) the amount of each investment in (A) Land, Securities or Investment Mortgages will be deemed to be the lesser of the original Acquisition Price thereof or the amount at which such asset is carried on Borrower's books, and (B) Holdings in Unconsolidated Entities will be deemed to be an amount equal to (1) Borrower's Share of the EBITDA of each Unconsolidated Entity (other than the Associated Companies) for the most recently ended Fiscal Quarter (excluding EBITDA attributable to any Property not owned by any such Unconsolidated Entity for the entire most recently ended Fiscal Quarter), times four (4), divided by 0.10; plus (2) Borrower's Share of the Acquisition Price paid for any Property acquired by an Unconsolidated Entity during the most recently ended Fiscal Quarter;

                    (ii) in the case of each investment in Land, Investment Mortgages and Unconsolidated Entities, the nature of the underlying real property asset and the conduct of business in respect thereof shall in all respects comply with the limitations set forth in Section 7.1(i);

                    (iii) the amount of Borrower's investment in the Associated Companies as of the Closing Date shall not be subject to the above limitation on investments in Unconsolidated Entities, and shall not be included in such calculation;

                    (iv) any Land that is planned for development within twelve months from the date of acquisition by Borrower shall not be subject to the above limitation on investments in Land, and shall not be included in such calculation, provided that such exclusion shall cease to apply in the event that such Land remains unimproved at the end of such 12-month period; and

                    (v) "Construction in Process" means any improvement on real property owned or leased by Borrower until such time as a certificate of occupancy (or its equivalent) has been issued with respect to all of such improvement.

          9.10 Calculation. Each of the foregoing ratios and financial requirements shall be calculated as of the last day of each Fiscal Quarter, but shall be satisfied at all times. For purposes of determining compliance with Sections 9.3 and 9.4, the period covered thereby shall be the most recently ended Fiscal Quarter preceding the date on which the coverage calculation is determined.

                                    ARTICLE X

                     EVENTS OF DEFAULT; RIGHTS AND REMEDIES


          10.1 Events of Default. Each of the following occurrences shall constitute an Event of Default under this Agreement:

               (a) Failure to Make Payments When Due. Borrower shall fail to pay
(i) any amount due on the Maturity Date, (ii) any principal when due, or (iii) any interest on any Loan, or any fee or other amount payable under any Loan Documents, within five (5) days after the same becomes due.

               (b) Distributions. Borrower or the REIT shall breach any covenant set forth in Section 7.2(d) or 9.7.

               (c) Breach of Financial Covenants. Borrower shall fail to satisfy any financial covenant set forth in Article IX (other than the requirement in Section 9.7) and such failure shall continue for thirty (30) days.

               (d) Other Defaults. Borrower or the REIT shall fail duly and punctually to perform or observe any agreement, covenant or obligation binding on Borrower or the REIT under this Agreement or under any of the other Loan Documents (other than as described in any other provision of this Section 10.1), and with respect to agreements, covenants or obligations for which no time period for performance is otherwise provided, such failure shall continue for fifteen (15) days after Borrower or the REIT knew of such failure (or such lesser period of time as is mandated by applicable Requirements of Law); provided, however, if such failure is not capable of cure within such fifteen
(15) day period, then if Borrower promptly undertakes action to cure such failure and thereafter diligently prosecutes such cure to completion within forty-five (45) days after Borrower or the REIT knew of such failure, Borrower shall not be in default hereunder.

               (e) Breach of Representation or Warranty. Any representation or warranty made or deemed made by Borrower or the REIT to Agent or any Lender herein or in any of the other Loan Documents or in any statement, certificate or financial statements at any time given by Borrower or the REIT pursuant to any of the Loan Documents shall be false or misleading in any material respect on the date as of which made.

               (f) Default as to Other Indebtedness. (i) Borrower, the REIT, or any Subsidiary or Investment Partnership shall have (A) failed to pay when due (beyond any applicable grace period) any amount in respect of any Indebtedness of such party other than the Obligations if the aggregate amount of such other Indebtedness is Five Million Dollars ($5,000,000) or more; or (B) otherwise defaulted (beyond any applicable grace period) under any Indebtedness of such Person other than the Obligations if (1) the aggregate amount of such other Indebtedness is Five Million Dollars ($5,000,000) or more, and (2) the holder of such Indebtedness has accelerated such Indebtedness; or (ii) any other
Indebtedness, in an aggregate principal amount of Five Million Dollars ($5,000,000) or more, shall have otherwise become payable, or be required to be purchased or redeemed, prior to its scheduled maturity; or (iii) the holder(s) of any Lien, in any amount, commence foreclosure of such Lien upon any Property owned by Borrower, the REIT or any Subsidiary or Investment Partnership having an aggregate value in excess of Five Million Dollars ($5,000,000).

               (g) Involuntary Bankruptcy; Appointment of Receiver, etc.

                    (i) An involuntary case shall be commenced against the REIT, Borrower, or any Subsidiary or Investment Partnership and the petition shall not be dismissed within sixty (60) days after commencement of the case, or a court having jurisdiction shall enter a decree or order for relief in respect of any such Person in an involuntary case, under any applicable bankruptcy, insolvency or other similar law now or hereinafter in effect; or any other similar relief shall be granted under any applicable federal, state or foreign law; or

                    (ii) A decree or order of a court having jurisdiction in the premises for the appointment of a receiver, liquidator, sequestrator, trustee, custodian or other officer having similar powers over the REIT, Borrower, or any Subsidiary or Investment Partnership, or over all or a substantial part of the property of any such Person, shall be entered; or an interim receiver, trustee or other custodian of any such Person or of all or a substantial part of the property of any such Person, shall be appointed or a warrant of attachment, execution or similar process against any substantial part of the property of any such Person, shall be issued and any such event shall not be stayed, vacated, dismissed, bonded or discharged within sixty (60) days of entry, appointment or issuance.

               (h) Voluntary Bankruptcy; Appointment of Receiver, Etc. The REIT, Borrower, or any Subsidiary or Investment Partnership shall have an order for relief entered with respect to it or commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or shall consent to the entry of an order for relief in an involuntary case, or to the conversion of an involuntary case to a voluntary case, under any such law, or shall consent to the appointment of or taking of possession by a receiver, trustee or other custodian for all or a substantial part of its property; any such Person shall make any assignment for the benefit of creditors or shall be unable or fail, or admit in writing its inability, to pay its debts as such debts become due; or the general partner of Borrower, or any Subsidiary or Investment Partnership or the REIT's Board of Directors (or any committee thereof), adopts any resolution or otherwise authorizes any action to approve any of the foregoing.

               (i) Judgments and Attachments. (i) Any money judgment (other than a money judgment covered by insurance but only if the insurer has admitted liability with respect to such money judgment), writ or warrant of attachment, or similar process involving in any case an amount in excess of One Million Dollars ($1,000,000) shall be entered or filed against the REIT, Borrower or any Subsidiary or Investment Partnership or their respective assets and shall remain undischarged, unvacated, unbonded or unstayed for a period of thirty (30) days, or (ii) any judgment or order of any court or administrative agency awarding material damages shall be entered against any such Person in any action under the Federal securities laws seeking rescission of the purchase or sale of, or for damages arising from the purchase or sale of, any Securities, such judgment or order shall have become final after exhaustion of all available appellate remedies and, in Agent's judgment, the payment of such judgment or order would have a Material Adverse Effect on such Person.

               (j) Dissolution. Any order, judgment or decree shall be entered against the REIT, Borrower, or any Subsidiary or Investment Partnership decreeing its involuntary dissolution or split up and such order shall remain undischarged and unstayed for a period in excess of thirty (30) days; or the REIT or Borrower shall otherwise dissolve or cease to exist.

               (k) Loan Documents; Failure of Subordination. If for any reason any Loan Document shall cease to be in full force and effect or any Obligation shall be subordinated in right of payment to any other liability of Borrower, and, in either such case, such condition or event shall continue for fifteen
(15) days after Borrower, or the REIT knew of such condition or event.

               (l) ERISA Liabilities. Any Termination Event occurs which will or is reasonably likely to subject Borrower, the REIT or any ERISA Affiliate of either of them to a liability which Agent reasonably determines will have a Material Adverse Effect on Borrower, or the REIT, or the plan administrator of any Benefit Plan applies for approval under Section 412(d) of the Internal Revenue Code for a waiver of the minimum funding standards of Section 412(a) of the Internal Revenue Code and Agent reasonably determines that the business hardship upon which the Section 412(d) waiver was based will or would reasonably be anticipated to subject Borrower, the REIT or any ERISA Affiliate or either of them to a liability which Agent determines will have a Material Adverse Effect on Borrower, or the REIT.

               (m) Environmental Liabilities. Borrower, the REIT, any Subsidiary or any Investment Partnership becomes subject to any Liabilities and Costs which Agent reasonably deems to have a Material Adverse Effect on Borrower or the REIT arising out of or related to (i) the Release or threatened Release at any Property of any Contaminant into the environment, or any Remedial Action in response thereto, or (ii) otherwise any violation of any Environmental Laws.

               (n) Solvency; Material Adverse Change. Borrower or the REIT shall cease to be Solvent, or there shall have occurred any material adverse change in the business, operations, properties, assets or condition (financial or otherwise) of Borrower, or the REIT.

               (o) Breach of Guaranty. The REIT shall fail to duly and punctually perform or observe any agreement, covenant or obligation under its Guaranty.

               (p) Any Change in Control shall occur.

               An Event of Default shall be deemed "continuing" until cured or waived in writing in accordance with Section 12.4.

          10.2 Rights and Remedies.

               (a) Acceleration, Etc.. Upon the occurrence of any Event of Default described in the foregoing Section 10.1(g) or 10.1(h) with respect to the REIT or Borrower, the Commitments shall automatically and immediately terminate and the unpaid principal amount of and any and all accrued interest on the Loans shall automatically become immediately due and payable, with all additional interest from time to time accrued thereon and without presentment, demand or protest or other requirements of any kind (including, without limitation, valuation and appraisement, diligence, presentment, notice of intent to demand or accelerate or notice of acceleration), all of which are hereby expressly waived by Borrower, and the obligations of Lenders to make any Loans hereunder shall thereupon terminate; and upon the occurrence and during the continuance of any other Event of Default, Agent shall, at the request, or may, with the consent of Requisite Lenders, by written notice to Borrower, (i) declare that the Commitments are terminated, whereupon the Commitments and the obligation of Lenders to make any Loan hereunder shall immediately terminate, and/or (ii) declare the unpaid principal amount of, any and all accrued and unpaid interest on the Loans and all of the other Obligations to be, and the same shall thereupon be, immediately due and payable with all additional interest from time to time accrued thereon and without presentment, demand, or protest or other requirements of any kind (including without limitation, valuation and appraisement, diligence, presentment, notice of intent to demand or accelerate and of acceleration), all of which are hereby expressly waived by Borrower. In addition, Agent and Lenders shall have the rights, and Borrower shall have the obligations, set forth in Section 2.1(e)(vi) with respect to each outstanding Letter of Credit. Without limiting Agent's authority hereunder, on or after the Maturity Date, Agent shall, at the request, or may, with the consent, of Requisite Lenders exercise any or all rights and remedies under the Loan Documents or applicable law.

               (b) Waiver of Demand. Demand, presentment, protest and notice of nonpayment are hereby waived by Borrower. Borrower also waives, to the extent permitted by law, the benefit of all valuation, appraisal and exemption laws.

               (c) Waivers, Amendments and Remedies. No delay or omission of Agent or Lenders to exercise any right under any Loan Document shall impair such right or be construed to be a waiver of any Event of Default or an acquiescence therein, and any single or partial exercise of any such right shall not preclude other or further exercise thereof or the exercise of any other right, and no waiver, amendment or other variation of the terms, conditions or provisions of the Loan Documents whatsoever shall be valid unless in a writing signed by Agent after obtaining written approval thereof or the signature thereon of those Lenders required to approve such waiver, amendment or other variation, and then only to the extent in such writing specifically set forth. All remedies contained in the Loan Documents or by law afforded shall be cumulative and all shall be available to Agent and Lenders until the Obligations have been paid in full, the Commitments have expired or terminated and this Agreement has been terminated.

          10.3 Rescission. If at any time after acceleration of the maturity of the Loans, Borrower shall pay all arrears of interest and all payments on account of principal of the Loans which shall have become due otherwise than by acceleration (with interest on principal and, to the extent permitted by law, on overdue interest, at the rates specified in this Agreement) and all Events of Default and Unmatured Events of Default (other than nonpayment of principal of and accrued interest on the Loans due and payable solely by virtue of acceleration) shall be remedied or waived pursuant to Section 12.4, then by written notice to Borrower, Requisite Lenders may elect, in their sole discretion, to rescind and annul the acceleration and its consequences; but such action shall not affect any subsequent Event of Default or Unmatured Event of Default or impair any right or remedy consequent thereon. The provisions of the preceding sentence are intended merely to bind Lenders to a decision which may be made at the election of Requisite Lenders; they are not intended to benefit Borrower and do not give Borrower the right to require Lenders to rescind or annul any acceleration hereunder, even if the conditions set forth herein are met.

                                   ARTICLE XI

                                AGENCY PROVISIONS


          11.1 Appointment.

               (a) Each Lender hereby (i) designates and appoints Wells Fargo as Agent of such Lender under this Agreement and the Loan Documents, (ii) authorizes and directs Agent to enter into the Loan Documents other than this Agreement for the benefit of Lenders, and (iii) authorizes Agent to take such action on its behalf under the provisions of this Agreement and the Loan Documents and to exercise such powers as are set forth herein or therein, together with such other powers as are reasonably incidental thereto, subject to the limitations referred to in Sections 11.10(a) and 11.10(b). Agent agrees to act as such on the express conditions contained in this Article XI.

               (b) The provisions of this Article XI are solely for the benefit of Agent and Lenders, and Borrower shall not have any rights to rely on or enforce any of the provisions hereof (other than as expressly set forth in Sections 11.3, 11.9 and 12.19, provided, however, that the foregoing shall in no way limit Borrower's obligations under this Article XI. In performing its functions and duties under this Agreement, Agent shall act solely as Agent of Lenders and does not assume and shall not be deemed to have assumed any obligation toward or relationship of agency or trust with or for Borrower or any other Person.

          11.2 Nature of Duties. Agent shall not have any duties or responsibilities except those expressly set forth in this Agreement or in the Loan Documents. The duties of Agent shall be administrative in nature. Subject to the provisions of Sections 11.5 and 11.7, Agent shall administer the Loans in the same manner as it administers its own loans. Promptly following the effectiveness of this Agreement, Agent shall send to each Lender its originally executed Note and the executed original, to the extent the same are available in sufficient numbers, of each other Loan Document other than the Notes in favor of other Lenders and filed or recorded security document or instruments, with the latter to be held and retained by Agent for the benefit of all Lenders. Agent shall not have by reason of this Agreement a fiduciary relationship in respect of any Lender. Nothing in this Agreement or any of the Loan Documents, expressed or implied, is intended or shall be construed to impose upon Agent any obligation in respect of this Agreement or any of the Loan Documents except as expressly set forth herein or therein. Each Lender shall make its own independent investigation of the financial condition and affairs of the REIT, Borrower and each Unencumbered Pool Property in connection with the making and the continuance of the Loans hereunder and shall make its own appraisal of the creditworthiness of the REIT and Borrower, and, except as specifically provided herein, Agent shall not have any duty or responsibility, either initially or on a continuing basis, to provide any Lender with any credit or other information with respect thereto, whether coming into its possession before the Closing Date or at any time or times thereafter.

          11.3 Loan Disbursements.

               (a) Not later than 1:00 P.M. (Pacific Standard Time) on the next Business Day following receipt of a Notice of Borrowing, Agent shall send a copy thereof by facsimile to each other Lender and shall otherwise notify each Lender of the proposed Borrowing and the Funding Date. Each Lender shall make available to Agent (or the funding bank or entity designated by Agent), the amount of such Lender's Pro Rata Share of such Borrowing in immediately available funds not later than the times designated in Section 11.3(b). Unless Agent shall have been notified by any Lender not later than the close of business (San Francisco time) on the Business Day immediately preceding the Funding Date in respect of any Borrowing that such Lender does not intend to make available to Agent such Lender's Pro Rata Share of such Borrowing, Agent may assume that such Lender shall make such amount available to Agent. If any Lender does not notify Agent of its intention not to make available its Pro Rata Share of such Borrowing as described above, but does not for any reason make available to Agent such Lender's Pro Rata Share of such Borrowing, such Lender shall pay to Agent forthwith on demand such amount, together with interest thereon at the Federal Funds Rate. In any case where a Lender does not for any reason make available to Agent such Lender's Pro Rata Share of such Borrowing, Agent, in its sole discretion, may, but shall not be obligated to, fund to Borrower such Lender's Pro Rata Share of such Borrowing. If Agent funds to Borrower such Lender's Pro Rata Share of such Borrowing and if such Lender subsequently pays to Agent such corresponding amount, such amount so paid shall constitute such Lender's Pro Rata Share of such Borrowing. Nothing in this Section 11.3(a) shall alter the respective rights and obligations of the parties hereunder in respect of a Defaulting Lender or a Non-Pro Rata Loan.

               (b) Requests by Agent for funding by Lenders of Loans will be made by telecopy. Each Lender shall make the amount of its Loan available to Agent in Dollars and in immediately available funds, to such bank and account, in El Segundo, California (to such bank and account in such other place) as Agent may designate, not later than 9:00 A.M. (San Francisco time) on the Funding Date designated in the Notice of Borrowing with respect to such Loan, but in no event earlier than two (2) Business Days following Lender's receipt of the applicable Notice of Borrowing.

               (c) If (i) as of 10:00  a.m.  (San  Francisco  time) on the third
(3rd) Business Day after the Swing Line Lender has funded any Swing Line Borrowing (the date such Swing Line Borrowing was funded, the "Swing Line Funding Date"), Borrower has neither (A) repaid such Swing Line Borrowing in full, nor (B) notified the Swing Line Lender in writing that Borrower intends to repay such Swing Line Borrowing in full on the next Business Day, nor (C) timely delivered a Notice of Borrowing requesting a proposed Funding Date, no later than the fourth (4th) Business Day after such Swing Line Funding Date, with respect to a Loan in a principal amount sufficient to repay such Swing Line Borrowing in full; or (ii) as of 11:00 a.m. on the fourth (4th) Business Day after such Swing Line Funding Date, (A) Borrower has not repaid such Swing Line Borrowing in full, or (B) the conditions precedent to any requested Loan the proceeds of which were to have been used (in whole or in part) to repay such Swing Line Borrowing have not been satisfied; or (iii) if, at any time prior to the repayment of any Swing Line Borrowing, an Event of Default shall have occurred or the Loans shall be accelerated, or the Maturity Date shall occur, for any reason whatsoever: (1) the Swing Line Lender shall promptly (or, if an Event of Default has occurred but the Loans have not been accelerated and the Maturity Date has not occurred, may) notify each Lender by telephone (confirmed promptly by telex, facsimile transmission or cable), telex, facsimile transmission, or cable of the amount of such Swing Line Borrowing; and (2) each Lender shall (subject to the limitation that no Lender shall be required to fund any Loan that would cause its Loans to exceed such Lender's Commitment), (A) in a case described in clause (i) of this Section 11.3(c), before 10:00 a.m. (San Francisco time) on the next Business Day, or (B) in a case described in clause (ii) or clause (iii) of this Section 11.3(c), before 12:00 noon (San Francisco time) on the date of such notice, pay to the Swing Line Lender, to such bank and account in El Segundo, California (or to such bank and account in such other place) as the Swing Line Lender may designate, in immediately available funds, such Lender's Pro Rata Share of the principal amount of such Swing Line Borrowing. Upon such funding, each Lender shall be deemed to have acquired from the Swing Line Lender (and the Swing Line Lender shall be deemed to have assigned to each such Lender) a percentage interest in such Swing Line Borrowing equal to such Lender's Pro Rata Share, and, for purposes of determining the availability of Swing Line Borrowings or Loans, such Swing Line Borrowing shall be deemed a Loan (and no longer a Swing Line Borrowing); provided that the obligations of the Lenders under this Section 11.3(c) shall not be subject to the notice or amount requirements, or to satisfaction of conditions precedent, otherwise applicable to the making of Loans. Each Lender's obligation to fund, and to purchase from the Swing Line Lender, its Pro Rata Share of a Swing Line Borrowing pursuant to this Section 11.3(c) shall be absolute and unconditional under any and all circumstances (including, without limitation, irrespective of any intervening bankruptcy of Borrower or acceleration of the Loans). It is not the parties' intent that the obligations of the Lenders under this Section 11.3(c) constitute guaranties or obligations of suretyship. If and to the extent, however, that the obligations of any Lender under this Section 11.3(c) are determined to be those of a guarantor or surety, such Lender, with full knowledge of the consequences thereof, hereby expressly waives the benefit of each and every right or defense of a guarantor or surety the effect of which would relieve such Lender of all or any portion of its obligations under this Section 11.3(c). In the event that any Lender fails to pay to the Swing Line Lender when due any amount it is required to fund under this Section 11.3(c), such Lender and Borrower severally agree to pay to the Swing Line Lender, on demand, the amount such Lender has failed to so pay, together with interest thereon for each day from the date on which such payment was due until the date such amount is repaid to the Agent, at (p) in the case of Borrower, the Base Rate, or (q) in the case of such Lender, the Federal Funds Rate. Any such repayment by Borrower shall be without prejudice to any rights it may have against the Lender that has failed pay when due any such amount.

               (d) Nothing in this Section 11.3 shall be deemed to relieve any Lender of its obligation (subject only to Section 2.1(b)(ii) in respect of the funding of Swing Line Borrowings) hereunder to make its Pro Rata Share of Loans on any Funding Date, nor shall any Lender be responsible for the failure of any other Lender to perform its obligations to make any Loan hereunder, and the Commitment of any Lender shall not be increased or decreased as a result of the failure by any other Lender to perform its obligation to make a Loan.

          11.4 Distribution and Apportionment of Payments.

               (a) Subject to Section 11.4(b), payments actually received by Agent for the account of Lenders shall be paid to them promptly after receipt thereof by Agent, but in any event within one (1) Business Day, provided that Agent shall pay to Lenders interest thereon, at the Federal Funds Rate from the Business Day following receipt of such funds by Agent until such funds are paid in immediately available funds to Lenders. Subject to Section 11.4(b), all payments of principal and interest in respect of outstanding Loans, all payments of the fees described in this Agreement, and all payments in respect of any other Obligations shall be allocated among such of Lenders as are entitled thereto, in proportion to their respective Pro Rata Shares or otherwise as provided herein. Agent shall promptly distribute, but in any event within one
(1) Business Day, to each Lender at its primary address set forth on the appropriate signature page hereof or on the Assignment and Assumption, or at such other address as a Lender may request in writing, such funds as it may be entitled to receive, provided that Agent shall in any event not be bound to inquire into or determine the validity, scope or priority of any interest or entitlement of any Lender and may suspend all payments and seek appropriate relief (including, without limitation, instructions from Requisite Lenders or all Lenders, as applicable, or an action in the nature of interpleader) in the event of any doubt or dispute as to any apportionment or distribution contemplated hereby. The order of priority herein is set forth solely to determine the rights and priorities of Lenders as among themselves and may at any time or from time to time be changed by Lenders as they may elect, in writing in accordance with Section 12.4, without necessity of notice to or consent of or approval by Borrower or any other Person. All payments or other sums received by Agent for the account of Lenders shall not constitute property or assets of the Agent and shall be held by Agent, solely in its capacity as agent for itself and the other Lenders, subject to the Loan Documents.

               (b) Notwithstanding any provision hereof to the contrary:

                    (i) The Unused Facility Fee shall be apportioned among the Lenders in proportion to the actual average daily unused portions of their respective Commitments (treating Swing Line Borrowings, for such purpose, as usage of Agent's Commitment alone).

                    (ii) until such time as a Defaulting Lender has funded its Pro Rata Share of a Loan which was previously a Non Pro Rata Loan, or all other Lenders have received payment in full (whether by repayment or prepayment) of the principal and interest due in respect of such Non Pro Rata Loan, all of the Obligations owing to such Defaulting Lender hereunder shall be subordinated in right of payment, as provided in the following sentence, to the prior payment in full of all principal, interest and fees in respect of all Non Pro Rata Loans in which the Defaulting Lender has not funded its Pro Rata Share (such principal, interest and fees being referred to as "Senior Loans"). All amounts paid by
Borrower and otherwise due to be applied to the Obligations owing to the Defaulting Lender pursuant to the terms hereof shall be distributed by Agent to the other Lenders in accordance with their respective Pro Rata Shares (recalculated for purposes hereof to exclude the Defaulting Lender's Commitment), until all Senior Loans have been paid in full. This provision governs only the relationship among Agent, each Defaulting Lender, and the other Lenders; nothing hereunder shall limit the obligation of Borrower to repay all Loans in accordance with the terms of this Agreement. The provisions of this section shall apply and be effective regardless of whether an Event of Default occurs and is then continuing, and notwithstanding (i) any other provision of this Agreement to the contrary, (ii) any instruction of Borrower as to its desired application of payments or (iii) the suspension of such Defaulting Lender's right to vote on matters which are subject to the consent or approval of Requisite Lenders or all Lenders. No Unused Facility Fee shall accrue in favor of, or be payable to, such Defaulting Lender from the date of any failure to fund Loans or reimburse Agent for any Liabilities and Costs as herein provided until such failure has been cured, and Agent shall be entitled to (1) withhold or setoff, and to apply to the payment of the defaulted amount and any related interest, any amounts to be paid to such Defaulting Lender under this Agreement, and (2) bring an action or suit against such Defaulting Lender in a court of competent jurisdiction to recover the defaulted amount and any related interest. In addition, the Defaulting Lender shall indemnify, defend and hold Agent and each of the other Lenders harmless from and against any and all Liabilities and Costs, plus interest thereon at the Default Rate, which they may sustain or incur by reason of or as a direct consequence of the Defaulting Lender's failure or refusal to abide by its obligations under this Agreement.

          11.5 Rights, Exculpation, Etc. Neither Agent, any Affiliate of Agent, nor any of their respective officers, directors, employees, agents, attorneys or consultants, shall be liable to any Lender for any action taken or omitted by them hereunder or under any of the Loan Documents, or in connection herewith or therewith, except that Agent shall be liable for its gross negligence or willful misconduct. In the absence of gross negligence or willful misconduct, Agent shall not be liable for any apportionment or distribution of payments made by it in good faith pursuant to Section 11.4, and if any such apportionment or distribution is subsequently determined to have been made in error the sole recourse of any Person to whom payment was due, but not made, shall be to recover from the recipients of such payments any payment in excess of the amount to which they are determined to have been entitled. Agent shall not be responsible to any Lender for any recitals, statements, representations or warranties herein or for the execution, effectiveness, genuineness, validity, enforceability, collectibility or sufficiency of this Agreement or any of the other Loan Documents, or any of the transactions contemplated hereby and thereby; or for the financial condition of the REIT or Borrower or any of their Affiliates. Agent shall not be required to make any inquiry concerning either the performance or observance of any of the terms, provisions or conditions of this Agreement or any of the Loan Documents or the financial condition of the REIT or Borrower or any of their Affiliates, or the existence or possible existence of any Unmatured Event of Default or Event of Default.

          11.6 Reliance. Agent shall be entitled to rely upon any written notices, statements, certificates, orders or other documents, telecopies or any telephone message believed by it in good faith to be genuine and correct and to have been signed, sent or made by the proper Person, and with respect to all matters pertaining to this Agreement or any of the Loan Documents and its duties hereunder or thereunder, upon advice of legal counsel (including counsel for Borrower), independent public accountant and other experts selected by it.

          11.7 Indemnification. To the extent that Agent is not reimbursed and indemnified by Borrower, Lenders will reimburse, within ten (10) Business Days after notice from Agent, and indemnify and defend Agent for and against any and all Liabilities and Costs which may be imposed on, incurred by, or asserted against it in any way relating to or arising out of this Agreement or any of the other Loan Documents or any action taken or omitted by Agent or under this Agreement or any of the other Loan Documents, in proportion to each Lender's Pro Rata Share; provided that no Lender shall be liable for any portion of such Liabilities and Costs resulting from Agent's gross negligence or willful misconduct. The obligations of Lenders under this Section 11.7 shall survive the payment in full of all Obligations and the termination of this Agreement. In the event that after payment and distribution of any amount by Agent to Lenders, any Lender or third party, including Borrower, any creditor of Borrower or a trustee in bankruptcy, recovers from Agent any amount found to have been wrongfully paid to Agent or disbursed by Agent to Lenders, then Lenders, in proportion to their respective Pro Rata Shares, shall reimburse Agent for all such amounts. Notwithstanding the foregoing, Agent shall not be obligated to advance Liabilities and Costs and may require the deposit by each Lender of its Pro Rata Share of any material Liabilities and Costs anticipated by Agent before they are incurred or made payable.

          11.8 Agent Individually. With respect to its Pro Rata Share of the Commitments hereunder and the Loans made by it, Agent shall have and may exercise the same rights and powers hereunder and is subject to the same obligations and liabilities as and to the extent set forth herein for any other Lender. The terms "Lenders", "Requisite Lenders" or any similar terms may include Agent in its individual capacity as a Lender or one of the Requisite Lenders, but Requisite Lenders shall not include Agent solely in its capacity as Agent and need not necessarily include Agent in its capacity as a Lender. Agent and any Lender and its Affiliates may accept deposits from, lend money to, and generally engage in any kind of banking, trust or other business with Borrower or any of its Affiliates as if it were not acting as Agent or Lender pursuant hereto.

          11.9 Successor Agent; Resignation of Agent; Removal of Agent.

               (a) Agent may resign from the performance of all its functions and duties hereunder at any time by giving at least thirty (30) Business Days' prior written notice to Lenders and Borrower, and shall automatically cease to be Agent hereunder in the event a petition in bankruptcy shall be filed by or against Agent or the Federal Deposit Insurance Corporation or any other Governmental Authority shall assume control of Agent or Agent's interests under the Facility. Further, Lenders (other than Agent) may unanimously remove Agent at any time for good cause by giving at least thirty (30) Business Days' prior written notice to Agent, Borrower and all other Lenders. Such resignation or removal shall take effect upon the acceptance by a successor Agent of appointment pursuant to clause (b) or (c). Concurrent with the effectiveness of such appointment, Borrower shall pay to the retiring or removed Agent any accrued and unpaid agency fee, or Agent shall refund to Borrower any prepaid agency fee, in each case prorated to the effective date of such appointment of a successor Agent.

               (b) Upon any such notice of resignation by or removal of Agent, Requisite Lenders shall appoint a successor Agent which appointment shall be subject to Borrower's consent (other than upon the occurrence and during the continuance of any Event of Default), which shall not be unreasonably withheld or delayed. Any successor Agent must be a bank (i) the senior debt obligations of which (or such bank's parent's senior unsecured debt obligations) are rated not less than Baa-2 by Moody's or a comparable rating by a rating agency acceptable to Requisite Lenders and (ii) which has total assets in excess of Ten Billion Dollars ($10,000,000,000). Such successor Agent shall separately confirm in writing with Borrower the fee to be paid to such Agent pursuant to Section 2.5(b).

               (c) If a successor Agent shall not have been so appointed within said thirty (30) Business Day period, the retiring or removed Agent, with the consent of Borrower (other than upon the occurrence and during the continuance of any Event of Default)(which may not be unreasonably withheld or delayed), shall then appoint a successor Agent who shall meet the requirements described in subsection (b) above and who shall serve as Agent until such time, if any, as Requisite Lenders, with the consent of Borrower (other than upon the occurrence and during the continuance of any Event of Default), appoint a successor Agent as provided above.

               (d) Each successor Agent appointed pursuant to this Section 11.9 shall concurrently assume the rights and obligations of the Swing Line Lender under this Agreement (including the Swing Line Lender's commitment to fund Swing Line Borrowings and its interest in outstanding advances under the Swing Line). Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent and Swing Line Lender, and the retiring Agent and Swing Line Lender shall be discharged from its duties and obligations under this Agreement. Notwithstanding any provision of Section 12.19 to the contrary, the commitment of the Swing Line Lender to fund Swing Line Borrowings and the Swing Line Lender's interest in outstanding Swing Line Borrowings may not be assigned to any Person other than a Person who concurrently becomes both a successor Agent pursuant to this Section 11.9 and the Swing Line Lender.

          11.10 Consent and Approvals.

               (a) Each consent, approval, amendment, modification or waiver specifically enumerated in this Section 11.10(a) shall require the consent of Requisite Lenders:

                    (i) Approval of any material amendment of organizational documents (Section 8.2);

                    (ii) Approval of new Unencumbered Pool Properties (Section 3.1);

                    (iii) Approval of certain changes in Borrower's executive officers (Section 8.5(a));

                    (iv) Acceleration following an Event of Default (Section 10.2(a)) or rescission of such acceleration (Section 10.3);

                    (v) Approval of the exercise of rights and remedies under the Loan Documents following an Event of Default (Section 10.2(a));

                    (vi) Appointment of a successor Agent (Section 11.9);

                    (vii) Approval of a change in the method of calculation of any financial covenants, standards or terms as a result a change in accounting principles (Section 12.3); and

                    (viii) Except as referred to in subsection (b) below, approval of any amendment, modification or termination of this Agreement, or waiver of any provision herein (Section 12.4).

               (b) Each consent, approval, amendment, modification or waiver specifically enumerated in Section 12.4 as requiring the consent of all Lenders shall require the consent of all Lenders.

               (c) In addition to the required consents or approvals referred to in subsection (a) above, Agent may at any time request instructions from Requisite Lenders with respect to any actions or approvals which, by the terms of this Agreement or of any of the Loan Documents, Agent is permitted or required to take or to grant without instructions from any Lenders, and if such instructions are promptly requested,

Agent shall be absolutely entitled to refrain from taking any action or to withhold any approval and shall not be under any liability whatsoever to any Person for refraining from taking any action or withholding any approval under any of the Loan Documents until it shall have received such instructions from Requisite Lenders. Without limiting the foregoing, no Lender shall have any right of action whatsoever against Agent as a result of Agent acting or refraining from acting under this Agreement or any of the other Loan Documents in accordance with the instructions of Requisite Lenders or, where applicable, all Lenders. Agent shall promptly notify each Lender at any time that the Requisite Lenders have instructed Agent to act or refrain from acting pursuant hereto.

               (d) Each Lender agrees that any action taken by Agent at the direction or with the consent of Requisite Lenders in accordance with the provisions of this Agreement or any Loan Document, and the exercise by Agent at the direction or with the consent of Requisite Lenders of the powers set forth herein or therein, together with such other powers as are reasonably incidental thereto, shall be authorized and binding upon all Lenders, except for actions specifically requiring the approval of all Lenders. All communications from Agent to Lenders requesting Lenders' determination, consent, approval or disapproval (i) shall be given in the form of a written notice to each Lender,
(ii) shall be accompanied by a description of the matter or thing as to which such determination, approval, consent or disapproval is requested, or shall advise each Lender where such matter or thing may be inspected, or shall otherwise describe the matter or issue to be resolved, (iii) shall include, if reasonably requested by a Lender and to the extent not previously provided to such Lender, written materials and a summary of all oral information provided to Agent by Borrower in respect of the matter or issue to be resolved, and (iv) shall include Agent's recommended course of action or determination in respect thereof. Each Lender shall reply promptly, but in any event within ten (10) Business Days (the "Lender Reply Period"). Unless a Lender shall give written notice to Agent that it objects to the recommendation or determination of Agent (together with a written explanation of the reasons behind such objection) within the Lender Reply Period, such Lender shall be deemed to have approved of or consented to such recommendation or determination. With respect to decisions requiring the approval of Requisite Lenders or all Lenders, Agent shall submit its recommendation or determination for approval of or consent to such recommendation or determination to all Lenders and upon receiving the required approval or consent shall follow the course of action or determination recommended to Lenders by Agent or such other course of action recommended by Requisite Lenders, and each non-responding Lender shall be deemed to have concurred with such recommended course of action.

          11.11 Agency Provisions Relating to Enforcement of Certain Rights.

               (a) Agent is hereby authorized on behalf of all Lenders, without the necessity of any notice to or further consent from any Lender, to waive the imposition of the late fees provided for in Section 2.4(e) up to a maximum of two (2) times per calendar year, including any extensions.

               (b) Should Agent (i) employ counsel for advice or other representation (whether or not any suit has been or shall be filed) with respect to any of the Loan Documents, or (ii) commence any proceeding or in any way seek to enforce its rights or remedies under the Loan Documents, each Lender, upon demand therefor from time to time, shall contribute its share (based on its Pro Rata Share) of the reasonable costs and/or expenses of any such advice or other representation, enforcement or acquisition, including, but not limited to, fees of receivers, court costs, appraisers' fees and fees and expenses of attorneys to the extent not otherwise reimbursed by Borrower; provided that Agent shall not be entitled to reimbursement of its attorneys' fees and expenses incurred in connection with the resolution of disputes between Agent and other Lenders unless Agent shall be the prevailing party in any such dispute. Any loss of principal and interest resulting from any Event of Default shall be shared by Lenders in accordance with their respective Pro Rata Shares. It is understood and agreed that in the event Agent determines it is necessary to engage counsel for Lenders from and after the occurrence of an Event of Default, said counsel shall be selected by Agent.

          11.12 Ratable Sharing. Subject to Sections 11.3 and 11.4, Lenders agree among themselves that (i) with respect to all amounts received by them which are applicable to the payment of the Obligations, equitable adjustment will be made so that, in effect, all such amounts will be shared among them ratably in accordance with their Pro Rata Shares, whether received by voluntary payment, by counterclaim or cross action or by the enforcement of any or all of the Obligations, (ii) if any of them shall by voluntary payment or by the exercise of any right of counterclaim or otherwise, receive payment of a proportion of the aggregate amount of the Obligations held by it which is greater than its Pro Rata Share of the payments on account of the Obligations, the one receiving such excess payment shall purchase, without recourse or warranty, an undivided interest and participation (which it shall be deemed to have done simultaneously upon the receipt of such payment) in such Obligations owed to the others so that all such recoveries with respect to such Obligations shall be applied ratably in accordance with their Pro Rata Shares; provided, that if all or part of such excess payment received by the purchasing party is thereafter recovered from it, those purchases shall be rescinded and the purchase prices paid for such participations shall be returned to that party to the extent necessary to adjust for such recovery, but without interest except to the extent the purchasing party is required to pay interest in connection with such recovery. Borrower agrees that any Lender so purchasing a participation from another Lender pursuant to this Section 11.12 may, to the fullest extent permitted by law, exercise all its rights of payment with respect to such participation as fully as if such Lender were the direct creditor of Borrower in the amount of such participation.

          11.13 Delivery of Documents. Agent shall as soon as reasonably practicable distribute to each Lender at its primary address set forth on the appropriate counterpart signature page hereof, or at such other address as a Lender may request in writing, (i) copies of all documents to which such Lender is a party or of which such Lender is a beneficiary set forth in Article 4, (ii) all documents of which Agent receives copies from Borrower pursuant to Sections
6.1 and 12.6, (iii) all other documents or information which Agent is required to send to Lenders pursuant to the terms of this Agreement, (iv) other information or documents received by Agent at the request of any Lender, and (v) all notices received by Agent pursuant to Section 6.2. In addition, within fifteen (15) Business Days after receipt of a request in writing from a Lender for written information or documents provided by or prepared by Borrower, the REIT or any Subsidiary or Investment Partnership, Agent shall deliver such written information or documents to such requesting Lender if Agent has possession of such written information or documents in its capacity as Agent or as a Lender.

          11.14 Notice of Events of Default. Agent shall not be deemed to have knowledge or notice of the occurrence of any Unmatured Event of Default or Event of Default (other than nonpayment of principal of or interest on the Loans) unless Agent has received notice in writing from a Lender or Borrower referring to this Agreement or the other Loan Documents, describing such event or condition and expressly stating that such notice is a notice of an Unmatured Event of Default or Event of Default. Should Agent receive such notice of the occurrence of an Unmatured Event of Default or Event of Default, or should Agent send Borrower a notice of Unmatured Event of Default or Event of Default, Agent shall promptly give notice thereof to each Lender.

                                   ARTICLE XII

                                  MISCELLANEOUS


          12.1 Expenses.

               (a) Generally.  Borrower  agrees upon demand to pay, or reimburse
Agent for, all of Agent's external audit, legal (to the extent incurred following the Closing Date and not relating to the closing of this Agreement), appraisal, valuation and investigation expenses and for all other reasonable out-of-pocket costs and expenses of every type and nature (excluding Agent's travel expenses, but including, without limitation, the reasonable fees, expenses and disbursements of Agent's internal appraisers, environmental advisors or legal counsel) incurred by Agent at any time (whether prior to, on or after the date of this Agreement) in connection with (i) its own audit and investigation of Borrower and the Unencumbered Pool; (ii) the negotiation, preparation and execution of this Agreement (including, without limitation, the satisfaction or attempted satisfaction of any of the conditions set forth in
Article IV) and the other Loan

Documents and the making of the Loans; (iii) the review and, if applicable, acceptance of additional Unencumbered Pool Properties and reasonable attorneys' fees and costs incurred in connection therewith; (iv) the syndication of the Loans; (v) the administration of this Agreement, the other Loan Documents and the Loans, including, without limitation, consultation with attorneys in connection therewith; and (vi) the protection, collection or enforcement of any of the Obligations.

               (b) After Event of Default. Borrower further agrees to pay, or reimburse Agent and Lenders, for all reasonable out-of-pocket costs and expenses, including without limitation reasonable attorneys' fees and disbursements incurred by Agent or Lenders after the occurrence of an Event of Default (i) in enforcing any Obligation or exercising or enforcing any other right or remedy available by reason of such Event of Default; (ii) in connection with any refinancing or restructuring of the credit arrangements provided under this Agreement in the nature of a "work-out" or in any insolvency or bankruptcy proceeding; (iii) in commencing, defending or intervening in any litigation or in filing a petition, complaint, answer, motion or other pleadings in any legal proceeding relating to Borrower, the REIT or any Subsidiary and related to or arising out of the transactions contemplated hereby; or (iv) in taking any other action in or with respect to any suit or proceeding (whether in bankruptcy or otherwise).

          12.2 Indemnity. Borrower further agrees to defend, protect, indemnify and hold harmless Agent, each and all of the Lenders, each of their respective Affiliates and participants and each of the respective officers, directors, employees, agents, attorneys and consultants (including, without limitation, those retained in connection with the satisfaction or attempted satisfaction of any of the conditions set forth in Article IV) of each of the foregoing (collectively called the "Indemnitees") from and against any and all Liabilities and Costs imposed on, incurred by, or asserted against such Indemnitees (whether based on any federal or state laws or other statutory regulations, including, without limitation, securities and commercial laws and regulations, under common law or in equity, and based upon contract or otherwise, including any liability and costs arising as a result of a "prohibited transaction" under ERISA to the extent arising from or in connection with the past, present or future operations of the REIT, Borrower or any ERISA Affiliate of either of them or their respective predecessors in interest) in any manner relating to or arising out of this Agreement, or the other Loan Documents, or any act, event or transaction related or attendant thereto, the making of and participation in the Loans and the management of the Loans, or the use or intended use of the proceeds of the Loans (collectively, the "Indemnified Matters"); provided, however, that Borrower shall have no obligation to an Indemnitee hereunder with respect to (a) matters for which such Indemnitee has been compensated pursuant to or for which an exemption is provided in Section 2.4(g) or any other provision of this Agreement, and (b) Indemnified Matters to the extent caused by or resulting from the willful misconduct or gross negligence of that Indemnitee, as determined by a court of competent jurisdiction. To the extent that the undertaking to indemnify, pay and hold harmless set forth in the preceding sentence may be unenforceable because it is violative of any law or public policy, Borrower shall contribute the maximum portion which it is permitted to pay and satisfy under applicable law, to the payment and satisfaction of all Indemnified Matters incurred by the Indemnitees.

          12.3 Change in Accounting Principles. Except as otherwise provided herein, if any changes in accounting principles from those used in the preparation of the most recent financial statements delivered to Agent pursuant to the terms hereof are hereinafter required or permitted by the rules, regulations, pronouncements and opinions of the Financial Accounting Standards Board or the American Institute of Certified Public Accountants (or successors thereto or agencies with similar functions) and are adopted by the REIT or Borrower with the agreement of its independent certified public accountants and such changes result in a change in the method of calculation of any of the financial covenants, standards or terms found herein, the parties hereto agree to enter into negotiations in order to amend such provisions so as to equitably reflect such changes with the desired result that the criteria for evaluating the financial condition of Borrower shall be the same after such changes as if such changes had not been made; provided, however, that no change in GAAP that would affect the method of calculation of any of the financial covenants, standards or terms shall be given effect in such calculations until such provisions are amended, in a manner satisfactory to Agent and Requisite Lenders, to so reflect such change in accounting principles.

          12.4 Amendments and Waivers. (a) No amendment or modification of any provision of this Agreement shall be effective without the written agreement of Requisite Lenders (after notice to all Lenders) and Borrower (except for amendments to Section 11.4(a), which do not require the consent of Borrower), and (b) no termination or waiver of any provision of this Agreement, or consent to any departure by Borrower therefrom (except as expressly provided in Section 11.11(a) with respect to waivers of late fees), shall in any event be effective without the written concurrence of Requisite Lenders (after notice to all Lenders), which Requisite Lenders shall have the right to grant or withhold at their sole discretion, except that the following amendments, modifications or waivers shall require the consent of all Lenders:

                    (i) increasing the Commitments or any Lender's Commitment;

                    (ii) changing the principal amount or final maturity of the Loans including pursuant to Section 2.1(d);

                    (iii) reducing the interest rates applicable to the Loans;

                    (iv) reducing the rates on which fees payable pursuant hereto are determined;

                    (v) forgiving or delaying any amount payable or receivable under Article II (other than late fees in accordance with Section 11.11(a));

                    (vi) changing the definition of "Requisite Lenders", "Loan Availability", "Pro Rata Shares" or "Unencumbered Pool Value";

                    (vii)  changing  any  provision  contained in Section 9.2 or
Section 9.6;

                    (viii) removal of Agent pursuant to Section 11.9;

                    (ix) changing any provision contained in this Section 12.4;

                    (x) releasing any obligor under any Loan Document; or

                    (xi) consent to assignment by Borrower of all of its duties and Obligations hereunder pursuant to Section 12.14.

No amendment, modification, termination or waiver of any provision of Article XI or any other provision referring to Agent shall be effective without the written concurrence of Agent, but only if such amendment, modification, termination or waiver alters the obligations or rights of Agent. Any waiver or consent shall be effective only in the specific instance and for the specific purpose for which it was given. No notice to or demand on Borrower in any case shall entitle Borrower to any other further notice or demand in similar or other circumstances. Any amendment, modification, termination, waiver or consent effected in accordance with this Section 12.4 shall be binding on each assignee, transferee or recipient of Agent's or any Lender's Commitment under this Agreement or the Loans at the time outstanding.

          12.5 Independence of Covenants. All covenants hereunder shall be given independent effect so that if a particular action or condition is not permitted by any of such covenants, the fact that it would be permitted by an exception to, or be otherwise within the limitations of, another covenant shall not avoid the occurrence of an Event of Default or Unmatured Event of Default if such action is taken or condition exists, and if a particular action or condition is expressly permitted under any covenant, unless expressly limited to such covenant, the fact that it would not be permitted under the general provisions of another covenant shall not constitute an Event of Default or Unmatured Event of Default if such action is taken or condition exists.

          12.6 Notices and Delivery. Unless otherwise specifically provided herein, any consent, notice or other communication herein required or permitted to be given shall be in writing and may be personally served, telecopied or sent by courier service or United States mail and shall be deemed to have been given when delivered in person or by courier service, upon receipt of a telecopy (or on the next Business Day if such telecopy is received on a non-Business Day or after 5:00 p.m. on a Business Day) or four (4) Business Days after deposit in the United States mail (registered or certified, with postage prepaid and properly addressed). Notices to Agent pursuant to Article II shall not be effective until received by Agent. For the purposes hereof, the addresses of the parties hereto (until notice of a change thereof is delivered as provided in this Section 12.6) shall be as set forth below each party's name on the signature pages hereof, or, as to each party, at such other address as may be designated by such party in a written notice to all of the other parties. All deliveries to be made to Agent for distribution to the Lenders shall be made to Agent at the addresses specified for notice on the signature page hereto and in addition, a sufficient number of copies of each such delivery shall be delivered to Agent for delivery to each Lender at the address specified for deliveries on the signature page hereto or such other address as may be designated by Agent in a written notice.

          12.7 Survival of Warranties, Indemnities and Agreements. All agreements, representations, warranties and indemnities made or given herein shall survive the execution and delivery of this Agreement and the other Loan Documents and the making and repayment of the Loans hereunder and such indemnities shall survive termination hereof.

          12.8 Failure or Indulgence Not Waiver; Remedies Cumulative. No failure or delay on the part of Agent or any Lender in the exercise of any power, right or privilege under any of the Loan Documents shall impair such power, right or privilege or be construed to be a waiver of any default or acquiescence therein, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privilege. All rights and remedies existing under the Loan Documents are cumulative to and not exclusive of any rights or remedies otherwise available.

          12.9 Payments Set Aside. To the extent that Borrower makes a payment or payments to Agent or the Lenders or Agent or the Lenders exercise their rights of setoff, and such payment or payments or the proceeds of such setoff or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other party under any bankruptcy law, state or federal law, common law or equitable cause, then to the extent of such recovery, the Obligation or part thereof originally intended to be satisfied, and rights and remedies therefor, shall be revived and continued in full force and effect as if such payment had not been made or such enforcement or setoff had not occurred.

          12.10 Severability. In case any provision in or obligation under this Agreement or the other Loan Documents shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby, provided, however, that if the rates of interest or any other amount payable hereunder, or the collectibility thereof, are declared to be or become invalid, illegal or unenforceable, Lenders' obligations to make Loans shall not be enforceable.

          12.11 Headings. Section headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose or be given any substantive effect.

          12.12 Governing Law. This Agreement shall be governed by, and shall be construed and enforced in accordance with, the laws of the State of California.

          12.13 Limitation of Liability. To the extent permitted by applicable law, no claim may be made by Borrower, any Lender or any other Person against Agent or any Lender, or the affiliates, directors, officers, employees, attorneys or agents of any of them, for any special, indirect, consequential or punitive damages in respect of any claim for breach of contract or any other theory of liability arising out of or related to the transactions contemplated by this Agreement, or any act, omission or event occurring in connection therewith; and Borrower and each Lender hereby waive, release and agree not to sue upon any claim for any such damages, whether or not accrued and whether or not known or suspected to exist in its favor, provided that if a Lender refuses to fund a Loan and a court of competent jurisdiction finds that such refusal was without justification and in bad faith, such Lender may be liable to Borrower for Borrower's reasonable and foreseeable damages resulting from such refusal to fund.

          12.14 Successors and Assigns. This Agreement and the other Loan Documents shall be binding upon the parties hereto and their respective successors and assigns and shall inure to the benefit of the parties hereto and the successors and permitted assigns of Agent and Lenders. The terms and provisions of this Agreement shall inure to the benefit of any assignee or transferee of the Loans and the Commitments of Lenders under this Agreement, and in the event of such transfer or assignment, the rights and privileges herein conferred upon Agent and Lenders shall automatically extend to and be vested in such transferee or assignee, all subject to the terms and conditions hereof. Borrower's rights or any interest therein hereunder, and Borrower's duties and Obligations hereunder, shall not be assigned without the consent of all Lenders.

          12.15 Consent to Jurisdiction and Service of Process; Waiver of Jury Trial. ALL JUDICIAL PROCEEDINGS BROUGHT AGAINST BORROWER WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE AND ALL JUDICIAL PROCEEDINGS BROUGHT BY BORROWER WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT SHALL BE BROUGHT IN ANY STATE OR FEDERAL COURT OF COMPETENT JURISDICTION HAVING SITUS WITHIN THE BOUNDARIES OF THE FEDERAL COURT DISTRICT OF THE NORTHERN DISTRICT OF CALIFORNIA, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, BORROWER ACCEPTS, FOR ITSELF AND IN CONNECTION WITH ITS PROPERTIES, GENERALLY AND UNCONDITIONALLY, THE JURISDICTION OF THE AFORESAID COURTS, AND IRREVOCABLY AGREES TO BE BOUND BY ANY FINAL JUDGMENT RENDERED THEREBY FROM WHICH NO APPEAL HAS BEEN TAKEN OR IS AVAILABLE. BORROWER IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS OF ANY OF THE AFOREMENTIONED COURTS IN ANY SUCH ACTION OR PROCEEDING BY THE MAILING OF COPIES THEREOF BY REGISTERED OR CERTIFIED MAIL, POSTAGE PREPAID, TO ITS NOTICE ADDRESS SPECIFIED ON THE SIGNATURE PAGES HEREOF. BORROWER, AGENT AND LENDERS IRREVOCABLY WAIVE (A) TRIAL BY JURY IN ANY ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, AND (B) ANY OBJECTION (INCLUDING, WITHOUT LIMITATION, ANY OBJECTION OF THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS) WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY SUCH ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT IN ANY JURISDICTION SET FORTH ABOVE. NOTHING HEREIN SHALL AFFECT THE RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR SHALL LIMIT THE RIGHT OF AGENT OR ANY LENDER TO BRING PROCEEDINGS AGAINST BORROWER IN THE COURTS OF ANY OTHER JURISDICTION.

          12.16 Counterparts; Effectiveness; Inconsistencies. This Agreement and any amendments, waivers, consents or supplements may be executed in counterparts, each of which when so executed and delivered shall be deemed an original, but all such together shall constitute but one and the same instrument. This Agreement shall become effective when (i) Borrower, the initial Lenders and Agent have duly executed and delivered signature pages of this Agreement to each other (delivery by Borrower to Lenders and by any Lender to Borrower and any other Lender being deemed to have been made by delivery to Agent) and (ii) Agent has received the fees referred to in Section 4.1(j). Agent shall send written confirmation of the Closing Date to Borrower and each other Lender promptly following the occurrence thereof. This Agreement and each of the other Loan Documents shall be construed to the extent reasonable to be consistent one with the other, but to the extent that the terms and conditions of this Agreement are actually and directly inconsistent with the terms and conditions of any other Loan Document, this Agreement shall govern.

          12.17 Construction. The parties acknowledge that each party and its counsel have reviewed and revised this Agreement and that the normal rule of construction to the effect that any ambiguities are to be resolved against the drafting party shall not be employed in the interpretation of this Agreement or any amendments or exhibits hereto.

          12.18 Entire Agreement. This Agreement, taken together with all of the other Loan Documents and all certificates and other documents delivered by Borrower to Agent, embodies the entire agreement and supersede all prior agreements, written and oral, relating to the subject matter hereof.

          12.19 Assignments and Participations.

               (a) As of the Closing Date, Wells Fargo will be the sole Lender. After first obtaining the approval of Agent and Borrower (other than upon the occurrence and during the continuance of any Event of Default), which approval will not be unreasonably withheld, each Lender may assign to one or more Eligible Assignees, all or a portion of its rights and obligations under this Agreement (including without limitation all or a portion of its Commitment and the Loans owing to it) and other Loan Documents; provided, however, that (i) each such assignment shall be of a constant, and not a varying, percentage of the assigning Lender's rights and obligations under this Agreement and other Loan Documents, and the assignment shall cover the same percentage of such Lender's Commitment and Loans, (ii) the aggregate amount of the Commitment of the assigning Lender being assigned pursuant to each such assignment (determined as of the date of the Assignment and Assumption with respect to such assignment) shall in no event be less than Ten Million Dollars ($10,000,000) and shall be an integral multiple of One Million Dollars ($1,000,000), (iii) after giving effect to such assignment, the aggregate amount of the Commitment retained by the assigning Lender shall in no event be less than Five Million Dollars ($5,000,000), (iv) at all times prior to its resignation or replacement or an Event of Default, Agent's Commitment shall be equal to or exceed the Commitment of each other Lender, (v) the parties to each such assignment shall execute and deliver to Agent, for its approval and acceptance, an Assignment and Assumption, and (vi) Agent shall receive from the assignor a processing fee of Three Thousand Dollars ($3,000). Without restricting the right of Borrower or Agent to reasonably object to any bank or financial institution becoming an assignee of an interest of a Lender hereunder, each proposed assignee must be an existing Lender or a bank or financial institution which (A) has (or, in the case of a bank which is a subsidiary, such bank's parent has) a rating of its senior unsecured debt obligations of not less than Baa-2 by Moody's or a comparable rating by a rating agency acceptable to Agent and (B) has total assets in excess of Ten Billion Dollars ($10,000,000,000). Unless Agent or Borrower gives written notice to the assigning Lender that it objects to the proposed assignment (together with a written explanation of the reasons behind such objection) within ten (10) Business Days following receipt of the assigning Lender's written request for approval of the proposed assignment, Agent or Borrower, as the case may be, shall be deemed to have approved such assignment. Upon such execution, delivery, approval and acceptance, and upon the effective date specified in the applicable Assignment and Assumption, (X) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Assumption, have the rights and obligations of a Lender hereunder, and (Y) the assigning Lender thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Assumption, relinquish its rights and be released from its obligations under this Agreement.

               (b) By executing and delivering an Assignment and Assumption, the assigning Lender thereunder and the assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and Assumption, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or any other Loan Document or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other Loan Document or any other instrument or document furnished pursuant hereto;
(ii) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of the REIT or Borrower or the performance or observance by the REIT or Borrower or of any of their respective obligations under any Loan Document or any other instrument or document furnished pursuant hereto; (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to in Article V or delivered pursuant to Article VI to the date of such assignment and such other Loan Documents and other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Assumption; (iv) such assignee will, independently and without reliance upon Agent, such assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee appoints and authorizes Agent to take such action as Agent on its behalf and to exercise such powers under this Agreement and the other Loan Documents as are delegated to Agent by the terms hereof and thereof, together with such powers as are reasonably incidental thereto; and (vi) such assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

               (c) Agent shall maintain, at its address referred to on the counterpart signature pages hereof, a copy of each Assignment and Assumption delivered to and accepted by it and shall record in the Loan Account the names and addresses of each Lender and the Commitment of, and principal amount of the Loans owing to, such Lender from time to time. Borrower, Agent and Lenders may treat each Person whose name is recorded in the Loan Account as a Lender hereunder for all purposes of this Agreement.

               (d) Upon its receipt of an Assignment and Assumption executed by an assigning Lender and an assignee, Agent shall, if such Assignment and Assumption has been properly completed and is in substantially the form of
Exhibit A, (i) accept such Assignment and Assumption, (ii) record the information contained therein in the Loan Account, and (iii) give prompt notice thereof to Borrower. Upon request, Borrower will execute and deliver to Agent an appropriate replacement promissory note or replacement promissory notes in favor of each assignee (and assignor, if such assignor is retaining a portion of its Commitment and Loans) reflecting such assignee's (and assignor's) Pro Rata Share(s) of the Facility. Upon execution and delivery of such replacement promissory notes the original promissory note or notes evidencing all or a portion of the Commitments and Loans being assigned shall be canceled and returned to Borrower.

               (e) Each Lender may sell participations to one or more banks or other entities in or to all or a portion of its rights and obligations under this Agreement (including without limitation all or a portion of its Commitment and the Loans owing to it) and other Loan Documents; provided, however, that (i) such Lender's obligations under this Agreement (including without limitation its Commitment to Borrower hereunder) shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) Borrower, Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement and with regard to any and all payments to be made under this Agreement, and (iv) the holder of any such participation shall not be entitled to voting rights under their participation agreement except for voting rights with respect to (A) increases in the Facility; (B) extensions of the Maturity Date; (C) decreases in the interest rates or fees described in this Agreement; and (D) the release of the Guaranty. No participant shall be entitled to vote on any matter until the Lender with which such participant is participating in the Facility and the Loans confirms such participant's status as a participant hereunder.

               (f) As of the Closing Date, Wells Fargo will be the sole Lender. Borrower will use reasonable efforts to cooperate with Agent and Lenders in connection with the assignment of interests under this Agreement or the sale of participations herein. Borrower also agrees to amend this agreement to add such additional provisions, not materially inconsistent with those herein as of the Closing Date, as Agent may reasonably determine are necessary to facilitate syndication of the Facility, and to refrain from activity in the loan syndication market until Agent has completed the syndication of the Facility or until otherwise agreed in order to assure a clear market for the syndication.

               (g) Anything in this Agreement to the contrary notwithstanding, and without the need to comply with any of the formal or procedural requirements of this Agreement, including Section 12.19, any Lender may at any time and from time to time pledge and assign all or any portion of its rights under all or any of the Loan Documents to a Federal Reserve Bank; provided that no such pledge or assignment shall release such Lender from its obligations thereunder. To facilitate any such pledge or assignment, Agent shall, at the request of such Lender, enter into a letter agreement with the Federal Reserve Bank in substantially the form of the exhibit to Appendix C to the Federal Reserve Bank of New York Operating Circular No. 12.

               (h) Anything in this Agreement to the contrary notwithstanding, any Lender may assign all or any portion of its rights and obligations under this Agreement to another branch or Affiliate of such Lender without first obtaining the approval of Agent and Borrower, provided that (i) at the time of such assignment such Lender is not a Defaulting Lender, (ii) such Lender gives Agent and Borrower at least fifteen (15) days' prior written notice of any such assignment, (iii) the parties to each such assignment execute and deliver to Agent an Assignment and Assumption, and (iv) Agent receives from the assignor a processing fee of Three Thousand Dollars ($3,000).

               (i) No Lender shall be permitted to assign or sell all or any portion of its rights and obligations under this Agreement to Borrower or any Affiliate of Borrower.

               IN WITNESS WHEREOF, this Agreement has been duly executed on the date set forth above.

BORROWER:                         GLENBOROUGH PROPERTIES, L.P.,
                                  a California limited partnership

                                  By:      GLENBOROUGH REALTY TRUST
                                           INCORPORATED, a Maryland corporation,
                                                     its general partner



                                      By:
                                          Andrew Batinovich
                                          President and Chief  Operating Officer

                                            ADDRESS FOR NOTICE AND DELIVERY:

                                            Glenborough Properties, L.P.
                                            400 South El Camino Real
                                            San Mateo, California 94402
                                            Attn:    Stephen Saul,
                                                     EVP-Chief Financial Officer
                                            Tel:     (415) 343-9300
                                            Fax:     (415) 343-9690

AGENT/LENDER:                       WELLS FARGO BANK, NATIONAL
                                    ASSOCIATION


                                            By
                                                     Its

                                            ADDRESS FOR NOTICE AND DELIVERY:

                                            Real Estate Capital Markets Group
                                            555 Montgomery Street, 17th Floor
                                            San Francisco, CA  94111
                                            Attn:    Lezlie Beam
                                                     Vice President
                                            Tel:     (415) 396-8200
                                            Fax:     (415) 788-9421

                                            Pro Rata Share:   100%
                                            Loan Commitment:  $250,000,000

                                            LIBOR OFFICE:
                                            Address: Real Estate Group
                                                     Disbursement Center
                                                     2120 East Park Place
                                                     Suite 100
                                                     El Segundo, CA 90245
                                            Attn:             Kim Masukawa
                                            Telephone:        (310) 335-9459
                                            Telecopy:         (310) 615-1014

Exhibit 12.1

Glenborough Realty Trust Incorporated
Computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1997

                                                 GRT Predecessor Entities, Combined             The Company

                                                                 Twelve Months Ended December 31,
                                                ----------------------------------------------------------------
                                                  1993          1994         1995          1996           1997
                                                --------      --------      -------      --------      ---------
EARNINGS, AS DEFINED
     Net Income (Loss)                         $  4,418      $  1,580      $   524      $  (1,609)    $  19,368
     Extraordinary and non-recurring items       (2,274)           --           --          7,423           843
     Federal & State income taxes                    24           176          357             --            --
     Minority Interest                                5            43           --            292         1,119
     Fixed Charges                                1,301         1,140        2,129          3,913         9,668
                                                --------      --------      -------      ---------     ---------
                                               $  3,474      $  2,939      $ 3,010      $  10,019     $  30,998
                                                --------      --------      -------      ---------     ---------
FIXED CHARGES, AS DEFINED                      $  1,301      $  1,140      $ 2,129      $   3,913     $   9,668
                                                --------      --------      -------      ---------     ---------
RATIO OF EARNINGS TO FIXED CHARGES                 2.67          2.58         1.41           2.56          3.21
                                                --------      --------      -------      ---------     ---------

Exhibit 21.1
SIGNIFICANT SUBSIDIARIES OF THE REGISTRANT

Glenborough Properties, L.P.

Exhibit 23.1
                        CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation of our report dated January 21, 1998 (except with respect to the matters discussed in Note 14, as to which the date is March 20, 1998) included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 333-40959 and 333-27677.


                                          /s/ ARTHUR ANDERSEN LLP
                                          -------------------------
                                          ARTHUR ANDERSEN LLP

San Francisco, California
March 24, 1998