Form 10-Q
period 1998-03-31
GLENBOROUGH REALTY TRUST INC
filed 1998-05-15
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 001-14162


                      GLENBOROUGH REALTY TRUST INCORPORATED
             (Exact name of registrant as specified in its charter)

             Maryland                                     94-3211970
  (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

      400 South El Camino Real,
  Suite 1100, San Mateo, California
           (650) 343-9300                                 94402-1708
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of May 15, 1998, 31,676,520 shares of Common Stock ($.001 par value) and 11,500,000 shares of 7 3/4% Series A Convertible Preferred Stock ($.001 par value) were outstanding.

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED

                                                                        Page No.
PART I    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements of Glenborough Realty Trust Incorporated (Unaudited except for the Consolidated Balance Sheet at December 31, 1997):

               Consolidated Balance Sheets at March 31, 1998 and
               December 31, 1997                                               4

               Consolidated Statements of Operations for the three months
               ended March 31, 1998 and 1997                                   5

               Consolidated Statement of Stockholders' Equity for the
               three months ended March 31, 1998                               6

               Consolidated Statements of Cash Flows for the three
               months ended March 31, 1998 and 1997                          7-8

               Notes to Consolidated Financial Statements                   9-18

          Consolidated Financial Statements of Glenborough Hotel Group (Unaudited except for the Consolidated Balance Sheet at December 31, 1997):

               Consolidated Balance Sheets at March 31, 1998 and
               December 31, 1997                                              19

               Consolidated Statements of Income for the three months ended
               March 31, 1998 and 1997                                        20

               Consolidated Statement of Stockholders' Equity for the
               three months ended March 31, 1998                              21

               Consolidated Statements of Cash Flows for the three months
               ended March 31, 1998 and 1997                                  22

               Notes to Consolidated Financial Statements                  23-25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

               Glenborough Realty Trust Incorporated                       26-31

               Glenborough Hotel Group                                        32

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                33-34

Item 2.   Changes in Securities                                               34

Item 6.   Exhibits and Reports on Form 8-K                                    35

SIGNATURES                                                                    36

EXHIBIT INDEX                                                                 37

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                        GLENBOROUGH REALTY TRUST INCORPORATED
                                             CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share amounts)


                                                                               March 31,           December 31,
                                                                                 1998                  1997
                                                                             (Unaudited)            (Audited)
                                                                            --------------         -------------
ASSETS
     Rental property, net of accumulated depreciation of
       $50,138 and $41,213 in 1998 and 1997, respectively                   $   1,306,931          $    825,218
     Investments in Associated Companies                                           10,752                10,948
     Mortgage loans receivable                                                      3,740                 3,692
     Cash and cash equivalents                                                      6,666                 5,070
     Other assets                                                                  34,056                20,846
                                                                            ---------------        -------------

         TOTAL ASSETS                                                       $   1,362,145          $    865,774
                                                                            ===============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgage loans                                                         $     242,083          $    148,139
     Unsecured senior notes                                                       150,000                    --
     Unsecured bank line                                                           50,332                80,160
     Other liabilities                                                             18,881                11,091
                                                                            ---------------        -------------
       Total liabilities                                                          461,296               239,390
                                                                            ---------------        -------------

Commitments and contingencies                                                          --                     --

Minority interest                                                                  52,531                46,261

Stockholders' Equity:
     Common stock, 31,549,756 and 31,547,256 shares issued
       and outstanding at March 31, 1998 and
       December 31, 1997, respectively                                                 31                    31
     Preferred stock, 11,500,000 shares issued and outstanding
       at March 31, 1998                                                               11                    --
     Additional paid-in capital                                                   862,962               593,702
     Deferred compensation                                                           (249)                 (210)
     Retained earnings (deficit)                                                  (14,437)              (13,400)
                                                                            ---------------        -------------
       Total stockholders' equity                                                 848,318               580,123
                                                                            ---------------        -------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                        $   1,362,145          $    865,774
                                                                            ===============        =============


                                      See accompanying notes to consolidated financial statements



                                       GLENBOROUGH REALTY TRUST INCORPORATED
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 For the three months ended March 31, 1998 and 1997
                                      (in thousands, except per share amounts)
                                                    (Unaudited)

                                                                                1998                        1997
                                                                           --------------              -------------
REVENUE
     Rental revenue                                                        $      45,963               $      7,907
     Fees and reimbursements from affiliate                                          473                        187
     Interest and other income                                                       357                        344
     Equity in earnings of Associated Companies                                      352                        145
     Net gain on sales of rental properties                                        1,446                         --
     Gain on collection of mortgage loan receivable                                   --                        154
                                                                           --------------              -------------
       Total revenue                                                              48,591                      8,737
                                                                           --------------              -------------

EXPENSES
     Property operating expenses                                                  14,324                      2,382
     General and administrative                                                    2,222                        651
     Depreciation and amortization                                                10,009                      1,537
     Interest expense                                                              9,145                      1,573
                                                                           --------------              -------------
       Total expenses                                                             35,700                      6,143
                                                                           --------------              -------------

Income from operations before minority interest                                   12,891                      2,594

   Minority interest                                                                (678)                      (231)
                                                                           ---------------             -------------

Net income                                                                 $      12,213               $      2,363
                                                                           --------------              -------------

Preferred dividend requirement                                                    (3,910)                        --
                                                                           --------------              -------------

Net income available to Common Stockholders                                $       8,303                $     2,363
                                                                           =============               =============

Basic Per Share Data:

Net income available to Common Stockholders                                $        0.26                $      0.23
                                                                           ==============              =============

Basic weighted average shares outstanding                                     31,548,706                 10,089,331
                                                                           ==============              =============

Diluted Per Share Data:

Net income available to Common Stockholders                                $        0.26                $      0.23
                                                                           ==============              =============

Diluted weighted average shares outstanding                                   34,372,364                 10,256,129
                                                                           ==============              =============


                             See accompanying notes to consolidated financial statements

                                               GLENBOROUGH REALTY TRUST INCORPORATED
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             For the three months ended March 31, 1998
                                                           (in thousands)
                                                            (Unaudited)

                                        Common Stock        Preferred Stock
                                   --------------------- ---------------------
                                                                                 Additional     Deferred      Retained
                                                   Par                   Par       Paid-in       Compen-      Earnings
                                       Shares     Value      Shares     Value      Capital       sation       (Deficit)      Total
                                   -------------------------------------------------------------------------------------------------

Balance at December 31, 1997           31,547     $  31         --     $  --   $   593,702    $    (210)   $  (13,400)  $   580,123

Issuance of preferred stock, net of
    offering costs of $11,820              --        --     11,500        11       275,669           --            --       275,680

Exercise of stock options                   1        --         --        --            10           --            --            10

Amortization of deferred compensation      --        --         --        --            --           23            --            23

Issuance of common stock to director        2        --         --        --            62          (62)           --            --

Adjustment to fair value of minority
    interest                               --        --         --        --        (6,481)          --            --        (6,481

Distributions                              --        --         --        --            --           --       (13,250)      (13,250)

Net income                                 --        --         --        --            --           --        12,213        12,213
                                   -------------------------------------------------------------------------------------------------

Balance at March 31, 1998              31,550     $  31     11,500     $  11   $   862,962    $    (249)   $  (14,437)  $   848,318
                                   =================================================================================================

                                     See accompanying notes to consolidated financial statements


                                      GLENBOROUGH REALTY TRUST INCORPORATED
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the three months ended March 31, 1998 and 1997
                                                 (in thousands)
                                                   (Unaudited)


                                                                             1998                        1997
                                                                       ---------------             ---------------
Cash flows from operating activities:
     Net income                                                        $       12,213              $        2,363
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                                         10,009                       1,537
         Amortization of loan fees, included in
           interest expense                                                       418                          64
         Minority interest in income from operations                              678                         231
         Equity in earnings of Associated
           Companies                                                             (352)                       (145)
         Gain on collection of mortgage loan receivable                            --                        (154)
         Net gain on sales of rental properties                                (1,446)                         --
         Amortization of deferred compensation                                     23                          47
         Changes in certain assets and liabilities, net                        (6,216)                     (3,219)
                                                                       ---------------             ---------------

           Net cash provided by operating activities                           15,327                         724
                                                                       ---------------             ---------------

Cash flows from investing activities:
     Net proceeds from sales of rental properties                              28,559                          --
     Additions to rental property                                            (412,585)                     (8,226)
     Additions to mortgage loans receivable                                       (49)                      (250)
     Principal receipts on mortgage loans receivable                                1                       6,855
     Distributions from Associated Companies                                      548                         631
                                                                       ---------------             ---------------

           Net cash used for investing activities                            (383,526)                       (990)
                                                                       ---------------             ---------------


                                                     continued

                            See accompanying notes to consolidated financial statements


                                     GLENBOROUGH REALTY TRUST INCORPORATED
                               CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                              For the three months ended March 31, 1998 and 1997
                                                (in thousands)
                                                  (Unaudited)


                                                                             1998                       1997
                                                                       ---------------            --------------
Cash flows from financing activities:
     Proceeds from borrowings                                          $     309,365              $      10,700
     Repayment of borrowings                                                (201,005)                   (32,196)
     Distributions to minority interest holders                               (1,005)                      (206)
     Distributions                                                           (13,250)                    (3,092)
     Exercise of stock options                                                    10                         --
     Proceeds from issuance of preferred stock, net of
         offering costs                                                      275,680                     66,308
                                                                       ---------------            --------------

         Net cash provided by financing activities                           369,795                     41,514
                                                                       ---------------            --------------

Net increase in cash and cash equivalents                                      1,596                     41,248

Cash and cash equivalents at beginning of period                               5,070                      1,355
                                                                       ---------------            --------------

Cash and cash equivalents at end of period                             $       6,666              $      42,603
                                                                       ===============            ==============

Supplemental disclosure of cash flow information:

     Cash paid for interest                                            $       7,329              $       1,467
                                                                       ===============            ==============

Supplemental disclosure of Non-Cash Investing and Financing
     Activities:

     Acquisition of real estate through assumption of first
         trust deed notes payable                                      $     105,756              $       4,612
                                                                       ===============            ==============

     Acquisition of real estate through issuance of
         Operating Partnership units                                   $         116              $          --
                                                                       ===============            ==============

                            See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 1998



Note 1.      ORGANIZATION

Glenborough Realty Trust Incorporated (the "Company") was organized in the State of Maryland on August 26, 1994. The Company has elected to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company completed a consolidation with certain public California limited partnerships and other entities (the "Consolidation") engaged in real estate activities through an exchange of assets for 5,753,709 shares of Common Stock of the Company. The Consolidation occurred on December 31, 1995, and the Company commenced operations on January 1, 1996.

Subsequent to the Consolidation on December 31, 1995, and through March 31, 1998, the following Common Stock transactions occurred: (i) 37,000 shares of Common Stock were issued to officers and directors as stock compensation; (ii) 25,446,000 shares were issued in four separate public equity offerings; (iii) 312,606 shares were issued in connection with various acquisitions; (iv) 500 shares were issued in connection with the exercise of employee stock options; and (v) 59 shares were retired, resulting in total shares of Common Stock issued and outstanding at March 31, 1998, of 31,549,756. Fully converted shares of common stock issued and outstanding (including 2,369,283 partnership units in the Operating Partnership) totaled 33,919,039 at March 31, 1998.

In January 1998, the Company completed a public offering of 11,500,000 shares of 7 3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The shares are convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Shares of Preferred Stock issued and outstanding at March 31, 1998 totaled 11,500,000.

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

The Company, through several subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a 91.47% limited partner interest at March 31, 1998, is Glenborough Properties, L.P. (the "Operating Partnership"). As of March 31, 1998, the Operating
Partnership, directly and through various subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 147 real estate projects.

As of March 31, 1998, the Company also holds 100% of the non-voting preferred stock of the following two Associated Companies (the "Associated Companies"):

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

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements present the consolidated financial position of the Company as of March 31, 1998, and December 31, 1997, and the consolidated results of operations and cash flows of the Company for the three months ended March 31, 1998 and 1997. All intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of March 31, 1998, and for the period then ended.

Reclassification
Certain 1997 balances have been reclassified to conform to the current year presentation.

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

Minority Interest
Minority interest represents the 7.53% limited partner interests in the Operating Partnership not held by the Company.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

For the three months ended March 31, 1998, no tenants represented 10% or more of rental revenue of the Company.

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

Earnings Per Share
In 1997, the Company adopted the disclosure requirements of SFAS No. 128, "Earnings per Share." SFAS 128 requires the disclosure of basic earnings per share and modified existing guidance for computing diluted earnings per share. Earnings per share for all periods presented have been restated to conform to the new standard. For additional required disclosures, see Note 8.

Reference to 1997 Audited Financial Statements
These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1997 audited financial statements.

Note 3.   INVESTMENTS IN REAL ESTATE

In  January  1998,  the  Company  acquired a  portfolio  of 13  suburban  office properties and one office/flex property (the "Windsor Portfolio") located in eight states. The Company acquired the Windsor Portfolio from Windsor Realty Fund II, L.P., of which Windsor Advisor, LLC is the general partner and DuPont Pension Fund Investments and Gid/S&S Limited Partnership are limited partners, and other entities affiliated with Windsor Realty Fund II, L.P. The Windsor Portfolio properties aggregate 3,383,240 net rentable square feet, located in the eastern and mid-western United States and are concentrated in suburban Washington, D.C., Chicago, Atlanta, Boston, Philadelphia, Tampa, Florida and Cary, North Carolina. The total acquisition cost, including capitalized costs, was approximately $423.2 million, comprised of (i) approximately $167.2 million in assumption of debt; (ii) $150.0 million in borrowings under a $150 million loan agreement with Wells Fargo Bank (the "Interim Loan" as defined in Note 6); and (iii) the balance in cash, including cash from borrowings under the Acquisition Credit Facility (as defined in Note 6). Subsequent to the acquisition, approximately $68 million of the assumed debt was paid off with proceeds from the January 1998 Convertible Preferred Stock Offering (as defined in Note 1).

In January 1998, the Company sold a multi-family property for a sales price of $4.95 million. This sale generated a net gain of approximately $948,000 and net proceeds of approximately $2.1 million. The proceeds from the sale were deposited into a deferred exchange account and were applied to the acquisition of 400 El Camino Real (as defined below) on a tax-deferred basis pursuant to
Section 1031 of the Internal Revenue Code. The sale was an all-cash sale and the Company has no continuing obligations or involvement with this property. Accordingly, the Company recognized the sale under the full accrual method of accounting.

In 1997, the Company issued approximately $14.1 million in the form of 433,362 partnership units in the Operating Partnership and 72,564 shares of Common Stock (based on an agreed per unit and per share value of $27.896, respectively, which was equal to the average closing price of the Company's Common Stock for the ten business days preceding the closing) and paid approximately $200,000 in cash to acquire all of the limited partnership interests of GRC Airport Associates, a California limited partnership ("GRCAA"). GRCAA's sole asset consisted of one industrial property ("Skypark") that was subject to a binding sales agreement. By virtue of interests held directly or indirectly in GRCAA, Robert Batinovich received consideration of approximately $2.2 million and GC

(as defined in Note 1) received consideration of approximately $1.7 million for the GRCAA limited partnership interests in the form of partnership units in the Operating Partnership. Consistent with the Company's Board of Directors' policy, neither Robert Batinovich nor Andrew Batinovich voted when the Board of Directors considered and acted to approve this transaction. In February 1998, the sale of the Skypark property was completed to an unaffiliated third party for a price of $22 million. This sale generated a net gain of approximately $139,000 and net proceeds of approximately $14.1 million. The proceeds from the sale of the property were deposited into a deferred exchange account and were applied to the acquisition of 400 El Camino Real on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code. The Company has no continuing obligations or involvement with this property. Accordingly, the Company will recognize the sale under the full accrual method of accounting.

In February 1998, the Company acquired a 161,468 square foot office complex ("Capitol Center") located in Des Moines, Iowa. The total acquisition cost, including capitalized costs, was approximately $12.3 million, comprising: (i) $116,000 in the form of 3,874 partnership units in the Operating Partnership (based on an agreed per unit value of $30.00) and (ii) the balance in cash.

In February 1998, the Company sold an industrial property to an unaffiliated third party for $930,000. The sale generated a net gain of approximately $247,000 and net proceeds of approximately $359,000. The proceeds from the sale were deposited into a deferred exchange account and were applied to the acquisition of 400 El Camino Real on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code. The sale was an all-cash sale and the Company has no continuing obligations or involvement with this property. Accordingly, the Company recognized the sale under the full accrual method of accounting.

In March 1998, the Company acquired a 15-story office property located in San Mateo, California ("400 El Camino Real"), which contains 139,109 square feet and currently houses the Company's corporate headquarters in approximately 30,000 square feet, from Prudential Insurance Company of America. The total acquisition cost, including capitalized costs, was approximately $34.7 million and was paid in cash, including cash from borrowings under the Acquisition Credit Facility.

In March 1998, the Company sold an office/flex property to an unaffiliated third party for $1,368,000. The sale generated a net gain of approximately $112,000 and net proceeds of approximately $696,000. The proceeds from the sale were deposited into a deferred exchange account and will be applied to a future acquisition of property on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code. The sale was an all-cash sale and the Company has no continuing obligations or involvement with this property. Accordingly, the Company recognized the sale under the full accrual method of accounting.

In March 1998, the Company acquired a portfolio of seven properties (the "BGK Portfolio") from BGK Development. The BGK Portfolio properties aggregate 515,445 net rentable square feet, located in Boston, Massachusetts and Kansas City, Kansas, and consist of four office properties, two industrial properties and one office/flex property. The total acquisition cost, including capitalized costs, was approximately $50.2 million, comprised of (i) approximately $13.3 million in assumption of debt; and (ii) the balance in cash, including cash from borrowings under the Acquisition Credit Facility.

The Company has entered into a definitive agreement to sell the Shannon Crossing retail property for $9.3 million. The property is currently undergoing a $6.2 million renovation and expansion. As of the date of this filing, approximately $1.4 million of the project budget for the renovation and expansion has been funded. The sale of Shannon Crossing will not be completed until the first quarter of 1999.

As of March 31, 1998, approximately $4.8 million of escrow deposits for future acquisitions of properties are included in rental property.

Note 4.   INVESTMENTS IN ASSOCIATED COMPANIES

The Company's investments in the Associated Companies (as defined in Note 1) are accounted for using the equity method as the Company has significant ownership interests through its 100% preferred stock ownership but does not own any voting interests. The Company records earnings on its investments in the Associated Companies equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based on cash flow allocation percentages. Distributions received from the Associated Companies are recorded as a reduction of the Company's investments.

As of March 31, 1998, the Company had the following investments in the Associated Companies (in thousands):

                                        GC             GHG            Total
                                   -----------    ------------    ------------
Investment at December 31, 1997     $   8,519      $   2,429       $  10,948

Distributions                            (510)           (38)           (548)

Equity in earnings                        110            242             352
                                   -----------    ------------    ------------
Investment at March 31, 1998        $   8,119      $   2,633       $  10,752
                                   ===========    ============    ============

Note 5.   MORTGAGE LOANS RECEIVABLE

The Company's mortgage loans receivable consist of the following as of March 31, 1998, and December 31, 1997 (dollars in thousands):

                                                            1998                  1997
                                                      ---------------        --------------

Note  secured  by  an  industrial  property  in  Los
Angeles,  CA, with a fixed interest rate of 9% and a
maturity date of June 2001.                              $       506            $      507

Note secured by an office  property in Phoenix,  AZ,
with a fixed  interest  rate  of 11% and a  maturity
date of November 1999. The  Partnership is committed
to  additional  advances  totaling  $320 as of March
31, 1998, for tenant  improvements and other leasing
costs.                                                         3,234                 3,185
                                                      ---------------        --------------

Total                                                    $     3,740            $    3,692
                                                      ===============        ==============


Note 6.   SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, unsecured notes and notes payable outstanding as of March 31, 1998, and December 31, 1997 (dollars in thousands):

                                                             1998         1997
                                                          ---------     --------
Unsecured  $250,000  line of credit with a bank
("Acquisition Credit Facility") with a variable
interest rate ranging  between LIBOR plus 1.10%
and LIBOR plus 1.30%  (6.79% and 7.07% at March
31, 1998 and December 31, 1997,  respectively),
monthly  interest  only payments and a maturity
date of December 22,  2000,  with one option to
extend for 10 years.                                      $ 50,332      $ 80,160

                                                             1998         1997
                                                          ---------     --------

Secured loan with a bank with a fixed  interest
rate of 7.50%,  monthly  principal and interest
payments of $443 and a maturity date of October
1, 2022.  The loan is secured by ten properties
with  an  aggregate   net  carrying   value  of
$110,858  and  $111,372  at March 31,  1998 and
December  31,  1997,  respectively.                       $ 59,583      $ 59,724

Secured  loan  with an  investment  bank with a
fixed interest rate of 7.57%, monthly principal
(based   upon  a  25-year   amortization)   and
interest  payments of $149 and a maturity  date
of January 1, 2006. The loan is secured by nine
properties with an aggregate net carrying value
of $37,565  and  $37,711 at March 31,  1998 and
December 31, 1997, respectively.                            19,365        19,444

Secured  loans with  various  lenders,  bearing
interest  at  fixed  rates  between  7.25%  and
9.25%,  with  monthly  principal  and  interest
payments   ranging  between  $8  and  $165  and
maturing  at  various  dates  through  April 1,
2012.  These  loans are  secured by  properties
with  an  aggregate   net  carrying   value  of
$266,886  and  $66,353  at March  31,  1998 and
December 31, 1997, respectively.                           129,759        30,519

Secured   loans  with  various   banks  bearing
interest at  variable  rates  (ranging  between
7.49%  and 8.18% at March  31,  1998),  monthly
principal and interest payments ranging between
$4  and  $16  and  maturing  at  various  dates
through May 1, 2017. These loans are secured by
properties with an aggregate net carrying value
of $5,030  and  $17,246  at March 31,  1998 and
December 31, 1997, respectively.                             2,809         7,806

Secured  loans with  various  lenders,  bearing
interest  at  fixed  rates  between  7.25%  and
7.85%,  with  monthly  principal  and  interest
payments   ranging   between  $5  and  $55  and
maturing at various dates  through  December 1,
2030.  These  loans are  secured by Housing and
Urban Development  properties with an aggregate
net  carrying  value of $41,692  and $41,862 at
March  31,   1998  and   December   31,   1997,
respectively.                                               30,567        30,646

Unsecured  Senior  Notes with a fixed  interest
rate of 7.625%,  interest payable  semiannually
on  March  15  and  September  15,   commencing
September  15,  1998,  and a  maturity  date of
March  15,   2005.   See   below  for   further
discussion.                                                150,000            --
                                                        -----------    ---------
Total                                                   $  442,415     $ 228,299
                                                        ===========    =========

In January 1998, the Company closed a $150 million loan agreement with Wells Fargo Bank (the "Interim Loan"). The Interim Loan had a term of three months with interest at LIBOR plus 1.75%. The purpose of the Interim Loan was to fund the acquisition of the Windsor Portfolio as discussed in Note 3. The Interim Loan was paid off in March 1998 with proceeds from the $150 million of unsecured Senior Notes as discussed below.

In March 1998, the Operating Partnership issued $150 million of 7 5/8% unsecured Senior Notes (the "Notes") in an unregistered 144A offering. The Notes mature on March 15, 2005, unless previously redeemed. Interest on the Notes will be payable semiannually on March 15 and September 15, commencing September 15, 1998. The Notes may be redeemed at any time at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the Notes being redeemed plus accrued interest to the redemption date and
(ii) the Make-Whole Amount, as defined, if any. The Notes will be general unsecured and unsubordinated obligations of the Operating Partnership, and will rank pari passu with all other unsecured and unsubordinated indebtedness of the Operating Partnership. The Notes will be subordinated to secured borrowing arrangements that the Operating Partnership has and from time to time may enter into with various banks and other lenders, and to the prior claims of each secured mortgage lender to any specific property which secures any lender's mortgage. As of March 31, 1998, such secured arrangements and mortgages aggregated approximately $242.1 million.

The required principal payments on the Company's debt for the next five years and thereafter, as of March 31, 1998, are as follows (in thousands):

               Year Ending
               December 31,
                   1998                  $    5,747
                   1999                       5,670
                   2000                      56,989
                   2001                      10,765
                   2002                       9,120
                   Thereafter               354,124
                                         -----------
                   Total                 $  442,415
                                         ===========

Note 7.   RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from a related partnership totaled $473,000 and $187,000 for the three months ended March 31, 1998 and 1997, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, for the three months ended March 31, 1998, the Company paid GC property management fees and salary reimbursements of $295,000 for management of a portfolio of residential properties owned by the Company.

Note 8.   EARNINGS PER SHARE

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

                                            Three months ended March 31,
                                                1998          1997
                                             -----------  -----------
Net income available to common
     stockholders - Basic                         8,303        2,363
Minority interest                                   678          231 (1)
                                             -----------  -----------
Net income - Diluted                              8,981        2,594
                                             -----------  -----------

Weighted average shares:
Basic                                        31,548,706   10,089,331
Stock options                                   456,829      166,798
Convertible Operating Partnership Units       2,366,829           -- (1)
                                             -----------  -----------
Diluted                                      34,372,364   10,256,129
                                             -----------  -----------

Basic earnings per share                           0.26         0.23
Diluted earnings per share                         0.26         0.23 (1)

(1) Diluted earnings per share for the three months ended March 31, 1997, does not include the conversion of units of the Operating Partnership into common stock (644,120 weighted average units outstanding) as the effect is anti-dilutive.

Note 9.   STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the "Plan") to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company's 1997 Annual Meeting of
Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights ("SARs") or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights ("DERs"), Performance Units or Preference Shares. The total number of shares of Common Stock available under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under the Plan, may be granted under the Plan may not exceed 1,140,000 shares. The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No. 25. As of March 31, 1998, 37,000 shares of bonus grants have been issued under the Plan. The fair value of the shares granted have been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the respective vesting periods that range from 2 to 5 years. As of March 31, 1998, 2,041,200 options to purchase shares of Common Stock have been granted. The exercise price of each incentive stock option granted is greater than or equal to the per-share fair market value of the Common Stock on the date the option is granted. To date, all incentive stock options granted have been at exercise prices equal to or higher than the fair market value of the shares on the grant date, and as such, no compensation expense has been recognized as accounted for under APB Opinion No. 25. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

Note 10.  DECLARATION OF DIVIDENDS

On March 12, 1998, the Company's Board of Directors declared a dividend of $0.42 per share of common stock for the first quarter of 1998. This dividend was paid on April 10, 1998, to stockholders of record at the close of business on March 31, 1998.

Additionally, the Company's Board of Directors declared a dividend of $0.34 per share on the Company's 7 3/4% Series A Convertible Preferred Stock (discussed below). This dividend was paid on April 15, 1998 to stockholders of record on March 25, 1998. The dividend was prorated for the number of days the stock was outstanding during the first quarter of 1998.

Note 11.  PUBLIC STOCK OFFERINGS

In January 1998, the Company completed a public offering of 11,500,000 shares of 7 3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The 11,500,000 shares were sold at a per share price of $25.00 for net proceeds of approximately $276 million. The shares are convertible at any time at the option of the holders thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Except in certain instances relating to the preservation of the Company's status as a REIT, the 7 3/4% Series A Convertible Preferred Stock is not redeemable prior to January 16, 2003. On and after January 16, 2003, the Series A Preferred Stock may be redeemed at the option of the Company, in whole or in part, initially at 103.88% of the liquidation preference per share, and thereafter at prices declining to 100% of the liquidation preference on and after January 16, 2008, plus in each case accumulated, accrued and unpaid dividends, if any, to the redemption date. A portion of this additional capital was used to repay the outstanding balance under the Company's Acquisition Credit Facility (as defined in Note 6). The remaining proceeds were used to fund the acquisitions discussed in Note 3 and for general corporate purposes. Approximately $320,000 in other costs have been incurred in connection with the January 1998 Convertible Preferred Stock Offering.

Note 12.  SUBSEQUENT EVENTS

In April 1998, the Company acquired a portfolio of three office properties and four retail properties aggregating 417,745 square feet and three multi-family properties containing 670 units (the "Eaton & Lauth Portfolio") from a number of partnerships in which affiliates of Eaton & Lauth serve as general partners. The total acquisition cost, including capitalized costs, was approximately $70.0 million, comprising: (i) approximately $32.0 million of net assumed debt; (ii) approximately $15.9 million of equity which consisted of (a) approximately $3.2 million in the form of 126,764 shares of Common Stock of the Company (based on an agreed per share value of $25.00); and (b) approximately $12.7 million in the form of 506,788 partnership units in the Operating Partnership (based on an agreed per unit value of $25.00); and (iii) the balance in cash. The cash portion was financed through advances under the Acquisition Credit Facility. The Eaton & Lauth Portfolio properties are located in Indiana.

In April 1998, the Company sold an office/flex property to an unaffiliated third party for $3.6 million. The sale generated a net gain of approximately $466,000 and net proceeds of approximately $1.6 million. The proceeds from the sale were deposited into a deferred exchange account and will be applied to a future acquisition of property on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code. The sale was an all-cash sale and the Company has no continuing obligations or involvement with this property. Accordingly, the Company recognized the sale under the full accrual method of accounting.

Note 13. PENDING ACQUISITION

The Company has entered into a definitive agreement to acquire all of the real estate assets of Prudential-Bache/ Equitec Real Estate Partnership, a California limited partnership (the "Pru-Bache Portfolio") in which the managing general partner is Prudential-Bache Properties, Inc., and in which GC and Robert Batinovich have served as co-general partners since March 1994, but do not hold a material equity or economic interest. Because of this affiliation, and consistent with the Company's Board of Directors' policy, neither Robert Batinovich nor Andrew Batinovich voted when the Board of Directors considered and acted to approve this acquisition. The total acquisition cost, including capitalized costs, is expected to be approximately $47.9 million, which is to be paid entirely in cash. The Pru-Bache Portfolio is comprised of four office buildings aggregating 405,825 square feet and one office/flex property containing 121,645 square feet. The largest of these properties are in Rockville, Maryland (186,680 square feet) and Memphis, Tennessee (100,901 square feet), with the remaining properties located in Sacramento, California and Kirkland, Washington. This acquisition is subject to a number of contingencies including approval of the acquisition by a majority vote of the limited partners of Prudential-Bache/Equitec Real Estate Partnership, satisfactory completion of due diligence and customary closing conditions. As a result, there can be no assurance that this acquisition will be completed.


                                                      GLENBOROUGH HOTEL GROUP
                                                    CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except share amounts)

                                                                              March 31,             December 31,
                                                                                1998                    1997
                                                                             (Unaudited)              (Audited)
ASSETS
Cash and cash equivalents                                                  $    3,510              $    2,632
Accounts receivable                                                               565                     472
Investments in management contracts, net                                          335                     354
Rental property and equipment, net of
   accumulated depreciation of $134 and $129
   in 1998 and 1997, respectively                                                 149                     154
Prepaid expenses                                                                  156                     119
Other assets                                                                       22                       4

     TOTAL ASSETS                                                          $    4,737              $    3,735

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accrued lease expense                                                   $      842              $      557
   Mortgage loan                                                                   33                      37
   Other liabilities                                                              891                     405

     Total liabilities                                                          1,766                     999


Stockholders' Equity:
   Common stock (1,000 shares authorized,
     issued and outstanding)                                                       20                      20
   Non-voting preferred stock (50 shares
     authorized, issued and outstanding)                                           --                      --
   Additional paid-in capital                                                   1,542                   1,568
   Retained earnings                                                            1,409                   1,148

     Total stockholders' equity                                                 2,971                   2,736

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    4,737              $    3,735





                                   See accompanying notes to consolidated financial statements


                                                      GLENBOROUGH HOTEL GROUP
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                         For the three months ended March 31, 1998 and 1997
                                                           (in thousands)
                                                             (Unaudited)

                                                                                 1998                   1997
REVENUE
     Hotel revenue                                                          $      3,804           $      2,918
     Fees and reimbursements                                                         390                   567
     Other revenue                                                                    36                    --

             Total revenue                                                         4,230                 3,485

EXPENSES
     Leased Hotel Properties:
        Room expenses                                                                748                   637
        Lease payments to affiliates                                               1,399                 1,048
        Sales and marketing                                                          356                   272
        Property general and administrative                                          231                   232
        Other operating expenses                                                     428                   286

     Managed Hotel Properties:
        Salaries and benefits                                                        242                   400

     Other Expenses:
        General and administrative                                                   274                   270
        Depreciation and amortization                                                 24                    24
        Interest expense                                                               1                     1

             Total expenses                                                        3,703                 3,170

Income from operations before provision
     for income taxes and minority interest                                          527                   315

Provision for income taxes                                                          (211)                 (136)
Minority interest                                                                      4                    --

Net income                                                                  $        320           $       179


                                   See accompanying notes to consolidated financial statements




                                                           GLENBOROUGH HOTEL GROUP
                                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  For the three months ended March 31, 1998
                                                        (in thousands, except shares)
                                                                 (Unaudited)


                                                                                        Addi-
                                        Preferred Stock         Common Stock            tional      Retained
                                                    Par                     Par        Paid-in      Earnings
                                       Shares      Value      Shares       Value       Capital      (Deficit)      Total
BALANCE at
 December 31, 1997                        50     $    --       1,000     $    20     $   1,568     $   1,148    $   2,736

Redemption of minority interest in
consolidated subsidiary                   --          --          --          --           (26)           --          (26)

Dividends                                 --          --          --          --            --           (59)         (59)

Net income                                --          --          --          --            --           320          320

BALANCE at
 March 31, 1998                           50     $    --       1,000     $    20     $   1,542     $   1,409    $   2,971


                                   See accompanying notes to consolidated financial statements


                                            GLENBOROUGH HOTEL GROUP
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the three months ended March 31, 1998 and 1997
                                                (in thousands)
                                                  (Unaudited)

                                                                                  1998                1997
Cash flows from operating activities:
   Net income                                                               $        320         $        179
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                24                   24
         Changes in certain assets and liabilities                                   623                  521

         Net cash provided by operating activities                                   967                  724

Cash flows from investing activities:
   Additions to equipment                                                             --                  (36)

         Net cash used for investing activities                                       --                  (36)


Cash flows from financing activities:
   Dividends                                                                         (59)                 (20)
   Redemption of minority interest in consolidated
      subsidiary                                                                     (26)                  --
   Repayment of borrowings                                                            (4)                  (6)

         Net cash used for financing activities                                      (89)                 (26)

   Net increase in cash and cash equivalents                                         878                  662

   Cash and cash equivalents at beginning of period                                2,632                  461

   Cash and cash equivalents at end of period                               $      3,510         $      1,123

Supplemental disclosure of cash flow information:

         Cash paid for interest                                             $          1         $          1



                                   See accompanying notes to consolidated financial statements

                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements
                                 March 31, 1998



Note 1.       ORGANIZATION

Glenborough Hotel Group ("GHG") was organized in the State of Nevada on September 23, 1991. As of March 31, 1998, GHG operates hotel properties owned by Glenborough Realty Trust Incorporated ("GLB") under five separate percentage leases and manages two hotel properties owned by affiliates. GLB owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including Terri Garnick, an executive officer of GLB, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

GHG also owns approximately 80% of the common stock of Resort Group, Inc. ("RGI"). GHG consolidates its financial statements with RGI and recognizes its joint venture partner's interest as minority interest. RGI manages homeowners associations and rental pools for two beachfront resort condominium hotel properties and owns six units at one of the properties.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly, the consolidated financial position and consolidated results of operations of GHG as of March 31, 1998, and for the period then ended.

Note 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements present the consolidated financial position of GHG and RGI as of March 31, 1998, and December 31, 1997 and the consolidated results of operations and cash flows of GHG and RGI for the three months ended March 31, 1998 and 1997. All intercompany transactions, receivables and payables have been eliminated in the consolidation.

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

                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements
                                 March 31, 1998


Note 4.       RENTAL PROPERTY

Rental property and equipment represents the six condominium hotel units owned by RGI as well as furniture and fixtures in GHG's corporate offices. The six units owned by RGI participate in a resort rental program on an "at will" basis, whereby there is no fixed term of participation. Such participation generated approximately $3,000 of cash flow after deductions for capital reserves for each of the three months ended March 31, 1998 and 1997.

Note 5.       MORTGAGE LOAN

The mortgage loan of $33,000 at March 31, 1998, represents the debt secured by the six condominium hotel units owned by RGI. Such debt bears interest at 7%, payable in monthly installments of principal and interest totaling $2,304, and matures June 30, 1999.

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

                                                     Hotel Lease Rent Provisions

                                            Percentage Rent
                                        incurred for the three
                           Annual            months ended                        Annual Percentage
Hotel                     Base Rent         March 31, 1998                         Rent Formulas

Ontario, CA             $   240,000         $    82,000        24% of the first  $1,711,000 of room revenue plus 40% of room revenue above $1,711,000 and 5% of other revenue

Arlington, TX           $   360,000         $    38,000        27% of the first  $1,738,000 of room revenue plus 42% of room revenue above $1,738,000 and 5% of other revenue


                                                              continued

                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements
                                 March 31, 1998



                                               Hotel Lease Rent Provisions - continued

                                            Percentage Rent
                                        incurred for the three
                           Annual            months ended                        Annual Percentage
Hotel                     Base Rent         March 31, 1998                         Rent Formulas

Tucson, AZ              $   600,000         $   315,000        40% of the first  $1,467,000 of room revenue plus 46% of room revenue above $1,467,000 and 5% of other revenue

San Antonio, TX         $   312,000         $     1,000        33% of the first  $1,272,000 of room revenue plus 40% of room revenue above $1,272,000 and 5% of other revenue

Scottsdale, AZ          $   720,000         $   406,000        45% of the first $3,200,000 of room revenue plus 60% of room revenue above $3,200,000 and 5% of other revenue

Other than real estate and personal property taxes, casualty insurance, a fixed capital improvement allowance and maintenance of underground utilities and structural elements, which are the responsibility of GLB, the Percentage Leases require the lessees to pay rent, insurance, salaries, utilities and all other operating costs incurred in the operation of the Hotels.

Note 7.       DECLARATION OF DIVIDENDS

The board of directors of GHG declared and paid the following dividends for the first quarter of 1998:

                                             Preferred Stock       Common Stock           Total

Q1 1998                                     $       78,375       $     23,625        $    102,000

Total paid from 1998 earnings               $       78,375       $     23,625        $    102,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GLENBOROUGH REALTY TRUST INCORPORATED

Background

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing and acquisition of various types of income-producing properties. As of March 31, 1998, the Company owned and operated 147 income-producing properties (the "Properties," and each a "Property") and held two mortgage loans receivable. The Properties are comprised of 26 industrial Properties, 45 office/flex Properties, 48 office Properties, 9 retail Properties, 13 multi-family Properties and 6 hotel Properties, located in 24 states.

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation ("GC"), a California corporation, and eight public limited partnerships (the "Partnerships") merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of the $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with Glenborough Corporation, with the Company being the surviving entity; (iii) acquired an interest in three companies (the "Associated Companies"), two of which merged on June 30, 1997, that provide asset and property management services, as well as other services; and (iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner, and in which the Company holds a 91.47% limited partner interest. The Company operates the assets acquired in the Consolidation and in subsequent acquisitions (see further discussion below) and intends to invest in income property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company has elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The common and preferred stock of the Company (the "Common Stock" and the "Preferred Stock", respectively) are listed on the New York Stock Exchange ("NYSE") under the trading symbols "GLB" and "GLB Pr A", respectively.

Since the Consolidation, and consistent with its strategy for growth, the Company has completed the following transactions:

     Acquired 20 properties in the third and fourth quarters of 1996, 90 properties in 1997 and 33 properties in 1998. The total acquired Properties consist of an aggregate of approximately 13.8 million rentable square feet, 2,817 multi-family units and 227 hotel suites and had aggregate acquisition costs, including capitalized costs, of approximately $1.4 billion. In addition, the Company has entered into a definitive agreement, subject to a number of contingencies, to acquire five properties in four states, aggregating 527,470 rentable square feet. However, there can be no assurance that any or all of these properties will be acquired.

     From January 1, 1996 to the date of this filing, sold four industrial properties, 16 retail properties, two office/flex properties and one multi-family property to redeploy capital into properties the Company believes have characteristics more suited to its overall growth strategy and operating goals.

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

     Issued $150 million of 7 5/8% unsecured Senior Notes which are due on March 15, 2005.

     Paid off the Interim Loan with proceeds from the issuance of $150 million of 7 5/8% unsecured Senior Notes.

The Company's principal business objectives are to achieve a stable and increasing source of cash flow available for distribution to stockholders. By achieving these objectives, the Company will seek to raise stockholder value over time.

Results of Operations

Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997.

Rental Revenues. Rental revenues increased $38,056,000, or 481%, to $45,963,000 for the three months ended March 31, 1998, from $7,907,000 for the three months ended March 31, 1997. The increase included growth in revenues from the office, industrial, office/flex, retail, multi-family and hotel Properties of
$23,716,000,   $2,243,000,   $8,192,000,   $921,000,  $2,632,000  and  $352,000,
respectively. Of the rental revenue for the three months ended March 31, 1998, $4,379,000 represented rental revenues generated from the acquisition of 20 properties in the third and fourth quarters of 1996 (the "1996 Acquisitions"), $23,894,000 represented rental revenues generated from the acquisition of 90 properties in 1997 (the "1997 Acquisitions") and $14,688,000 represented rental revenues generated from the acquisition of 23 properties during the three months ended March 31, 1998 (the "1998 Acquisitions").

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees, asset management fees and lease commissions paid to the Company under a property and asset management agreement. This revenue increased $286,000, or 153%, to $473,000 for the three months ended March 31, 1998, from $187,000 for the three months ended March 31, 1997. The increase primarily consisted of an increase in lease commissions of $250,000 due to the completion of an eight year lease renewal at one of the managed properties.

Equity in Earnings of Associated Companies. Equity in earnings from Associated Companies increased $207,000, or 143%, to $352,000 for the three months ended March 31, 1998, from $145,000 for the three months ended March 31, 1997. This increase was primarily due to GC's 1997 write-off of the unamortized balance of its investment in a management contract and an increase in Glenborough Hotel Group's ("GHG") net income due to the February 1997 origination of the Scottsdale Hotel lease.

Net Gain on Sales of Rental Properties. The net gain on sales of rental properties of $1,446,000 during the three months ended March 31, 1998, resulted from the sales of one multi-family property, two industrial properties and one office/flex property from the Company's portfolio.

Gain on Collection of Mortgage Loan Receivable. The gain on collection of mortgage loan receivable of $154,000 during the three months ended March 31, 1997, resulted from the collection of a mortgage loan receivable which had a net carrying value of $6,700,000. The payoff amount totaled $6,863,000, which, net of legal costs, resulted in a gain of $154,000.

Property Operating Expenses. Property operating expenses increased $11,942,000, or 501%, to $14,324,000 for the three months ended March 31, 1998, from $2,382,000 for the three months ended March 31, 1997. Of this increase, $11,807,000 represents property operating expenses attributable to the 1997 Acquisitions and the 1998 Acquisitions. This increase is partially offset by decreases in property operating expenses due to the 1997 and 1998 sales of properties.

General and Administrative Expenses. General and administrative expenses increased $1,571,000, or 241%, to $2,222,000 for the three months ended March 31, 1998, from $651,000 for the three months ended March 31, 1997. The increase is primarily due to increased salary and overhead costs resulting from the 1997 Acquisitions and 1998 Acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $8,472,000, or 551%, to $10,009,000 for the three months ended March 31, 1998, from $1,537,000 for the three months ended March 31, 1997. The increase is primarily due to depreciation and amortization associated with the 1997 Acquisitions and 1998 Acquisitions.

Interest Expense. Interest expense increased $7,572,000, or 481%, to $9,145,000 for the three months ended March 31, 1998, from $1,573,000 for the three months ended March 31, 1997. Substantially all of the increase was the result of higher average borrowings during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to new debt and the assumption of debt related to the 1997 Acquisitions and 1998 Acquisitions.

Liquidity and Capital Resources

For the three months ended March 31, 1998, cash provided by operating activities increased by $14,603,000 to $15,327,000 as compared to $724,000 for the same period in 1997. The increase is primarily due to an increase in net income before depreciation and amortization, minority interest and net gain on sales of rental properties of $17,677,000 due to the 1997 Acquisitions and 1998 Acquisitions. Cash used for investing activities increased by $382,536,000 to $383,526,000 for the three months ended March 31, 1998, as compared to $990,000 for the same period in 1997. The increase is primarily due to the 1998 Acquisitions. This increase was partially offset by the collection of a mortgage loan receivable in 1997 and the proceeds from the 1998 sales of properties. Cash provided by financing activities increased by $328,281,000 to $369,795,000 for the three months ended March 31, 1998, as compared to $41,514,000 for the same period in 1997. This increase was primarily due to the net proceeds from the January 1998 Convertible Preferred Stock Offering (as defined below) and the proceeds from new debt.

The Company expects to meet its short-term liquidity requirements generally through its working capital, its Acquisition Credit Facility (as defined below) and cash generated by operations. As of March 31, 1998, the Company had no material commitments for capital improvements. Planned capital improvements consist of tenant improvements, expenditures necessary to lease and maintain the Properties and expenditures for furniture and fixtures and building improvements at the hotel Properties.

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

The Company's principal sources of funding for acquisitions, development, expansion and renovation of properties include an unsecured Acquisition Credit Facility, permanent secured debt financing, public unsecured debt financing, public and private equity and debt issuances, the issuance of partnership units in the Operating Partnership and cash flow provided by operations.

Mortgage loans payable increased from $148,139,000 at December 31, 1997, to $242,083,000 at March 31, 1998. This increase primarily resulted from the assumption of mortgage loans totaling $105,789,000 in connection with the 1998 Acquisitions. These increases were partially offset by the payoff of $11,845,000 of mortgage loans in connection with 1998 sales of properties and scheduled principal payments on other mortgage debt.

The Company has a $250,000,000 unsecured line of credit provided by Wells Fargo Bank (the "Acquisition Credit Facility"). Outstanding borrowings under the Acquisition Credit Facility decreased from $80,160,000 at December 31, 1997, to $50,332,000 at March 31, 1998. The $80,160,000 balance outstanding at December 31, 1997, was paid off in January 1998 with proceeds from the January 1998 Convertible Preferred Stock Offering. The $50,332,000 balance outstanding at March 31, 1998, consists of draws for 1998 Acquisitions. Borrowings under the Acquisition Credit Facility currently bear interest at an annual rate of LIBOR plus 1.1% or prime rate.

In January 1998, the Company closed a $150 million loan with Wells Fargo Bank (the "Interim Loan"). The Interim Loan had a term of three months with interest at LIBOR plus 1.75%. The purpose of the Interim Loan was to fund acquisitions. The Interim Loan was paid off in March 1998 with proceeds from the issuance of $150 million of unsecured Senior Notes (discussed below).

In March 1998, the Operating Partnership, as to which the Company is general partner, issued $150 million of 7 5/8% unsecured Senior Notes (the "Notes") in an unregistered 144A offering. The Notes mature on March 15, 2005, unless previously redeemed. Interest on the Notes is payable semiannually on March 15 and September 15, commencing September 15, 1998. The Operating Partnership used the net proceeds of the offering to repay the outstanding balance under the Interim Loan.

At March 31, 1998, the Company's total indebtedness included fixed-rate debt of $389,274,000 (including $85,437,000 subject to cross-collateralization) and floating-rate indebtedness of $53,141,000. Approximately 34% of the Company's total assets, comprising 51 properties, is encumbered by debt at March 31, 1998.

In January 1997 and May 1997, the Company filed shelf registration statements with the Securities and Exchange Commission (the "SEC") to register $250 million and $350 million, respectively, of equity securities of the Company. In November 1997, the Company filed a shelf registration statement with the SEC to register an additional $1 billion of equity securities of the Company (the "November 1997 Shelf Registration Statement"). The November 1997 Shelf Registration Statement was declared effective by the SEC on December 18, 1997. After the completion of the March 1997, July 1997, October 1997 and January 1998 Offerings, the Company has the capacity pursuant to the November 1997 Shelf Registration Statement to issue up to approximately $801.2 million in equity securities.

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

Cash Available for Distribution ("CAD") represents net income (loss) before minority interests, loss provisions, extraordinary items and other non-recurring items plus depreciation and amortization except amortization of deferred financing costs, less lease commissions and recurring capital expenditures. CAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's cash needs.

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31, 1998 (dollars in thousands):

                                                       March 31,
                                                          1998
                                                      -------------
Net income before minority interest                   $    12,891
Preferred dividend requirement                             (3,910)
Net gain on sales of rental properties                     (1,446)
Depreciation and amortization                              10,009
Adjustment to reflect FFO of Associated Companies (1)         210
                                                      -------------
FFO                                                   $    17,754
                                                      =============

Amortization of deferred financing fees                       418
Capital reserve                                              (983)
Capital expenditures                                       (1,227)
                                                      -------------
CAD                                                   $    15,962
                                                      =============

Distributions per share (2)                           $      0.42
                                                      =============

Diluted weighted average shares outstanding            34,372,364
                                                      =============

(1) Reflects the adjustments to FFO required to reflect the FFO of the Associated Companies allocable to the Company. The Company's investments in the Associated Companies are accounted for using the equity method of accounting.

(2) The distributions for the three months ended March 31, 1998, were paid on April 10, 1998.

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

Factors which may cause the Company's results to differ include the inability to complete anticipated future acquisitions, defaults or non-renewal of leases, increased interest rates and operational costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws, increases in real property tax rates and other factors discussed under the caption "Forward Looking Statements; Factors That May Affect Operating Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and other risk factors set forth in the Company's other Securities and Exchange Commission filings. In addition, past performance of the Company's Common Stock is not necessarily indicative of results that will be obtained in the future from an investment in the Company's Common Stock. Furthermore, the Company makes distributions to stockholders if, as and when declared by its Board of Directors, and expects to continue its policy of paying quarterly distributions, however, there can be no assurance that distributions will continue or be paid at any specific level.

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

GLENBOROUGH HOTEL GROUP

Background

Glenborough Hotel Group ("GHG") was organized in the state of Nevada on September 23, 1991. As of March 31, 1998, GHG operates hotel properties owned by the Company under five separate percentage leases and manages two hotel properties owned by affiliates. The Company owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including Terri Garnick, an executive officer of the Company, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

GHG also owns approximately 80% of the common stock of Resort Group, Inc. ("RGI"). GHG consolidates its financial statements with RGI and recognizes its joint venture partner's interest as minority interest. RGI manages homeowners associations and rental pools for two beachfront resort condominium hotel properties and owns six rental units at one of the properties.

Liquidity and Capital Resources

GHG's primary source of funding is the cash generated by the operations of the five hotels leased from the Company and fees received for (i) managing two hotels owned by two partnerships and (ii) managing the homeowners associations and rental pools for the resort condominium hotel properties as discussed above.

The board of directors of GHG declared and paid the following quarterly dividends for the three months ended March 31, 1998:

                                             1st Quarter
                                            -------------
Preferred dividends to the Company           $    7,500
Additional dividends to the Company              70,875
                                            -------------
Total dividends to the Company                   78,375
Dividends to others                              23,625
                                            -------------
Total dividends                              $  102,000
                                            =============

Results of Operations

Hotel revenue, which represents the revenue earned on the five hotels leased from the Company, increased $886,000, or 30%, to $3,804,000 for the three months ended March 31, 1998, from $2,918,000 for the three months ended March 31, 1997. This increase is primarily due to the commencement of the Scottsdale Hotel lease in February 1997.

Fee revenue and salary reimbursements of $390,000 represents the fees earned for managing two hotels and two resort condominium hotels. The decrease from the three months ended March 31, 1997, to the three months ended March 31, 1998, is primarily due to a change in ownership of one of the managed hotels, which resulted in GHG no longer managing this hotel as of April 1997.

The primary expenses associated with the leased hotels are room expenses, lease payments, sales and marketing and other operating expenses, including utilities, maintenance and insurance. All of these leased hotel expenses increased from the three months ended March 31, 1997, to the three months ended March 31, 1998, due to the commencement of the Scottsdale Hotel lease as discussed above.

The only direct expenses incurred in connection with the management of the two hotels and two resort condominium hotel properties are salaries and benefits which decreased $158,000 from the three months ended March 31, 1997, to the three months ended March 31, 1998. This decrease is primarily due to a change in ownership of one of the managed hotel properties which resulted in GHG no longer managing this hotel as of April 1997.

General and administrative costs represent the overhead costs associated with administering the business of GHG. Such costs primarily consist of administrative salaries and benefits, rent, legal fees and accounting fees. These costs remained relatively stable with an increase of only $4,000, or 1%, to $274,000 for the three months ended March 31, 1998, from $270,000 for the three months ended March 31, 1997.

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

Blumberg. On February 17, 1998, the California state court of appeals affirmed the Company's settlement of a class action complaint filed on February 21, 1995 in the Superior Court of the State of California in and for San Mateo County in connection with the Consolidation. The plaintiff is Anthony E. Blumberg, an investor in Equitec B, one of the Partnerships included in the Consolidation, on behalf of himself and all others (the "Blumberg Action") similarly situated. The defendants are GC (formerly known as Glenborough Realty Corporation), Glenborough Realty Corporation ("GRC"), Robert Batinovich, the Partnerships and the Company.

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

At a hearing on January 17, 1996, the court heard the arguments of the objectors seeking to overturn the settlement, as well as the arguments of the plaintiffs and the defendants in defense of the settlement. The court granted all parties a period of time in which to file additional pleadings. On June 4, 1996, the court granted approval of the settlement, finding it fundamentally fair, adequate and reasonable to the respective parties to the settlement. However, the objectors gave notice of their intent to appeal the June 4 decision. All parties filed their briefs and a hearing was held on February 3, 1998. On February 17, 1998, the court of appeals rendered its decision rejecting the objectors' contentions and upholding the settlement. The objectors have petitioned the California Supreme Court for review but no ruling has been issued.

BEJ Equity Partners. On December 1, 1995, a second class action complaint relating to the Consolidation was filed in Federal District Court for the Northern District of California (the "BEJ Action"). The plaintiffs are BEJ Equity

Partners, J/B Investment Partners, Jesse B. Small and Sean O'Reilly as custodian f/b/o Jordan K. O'Reilly, who as a group held limited partner interests in certain of the Partnerships included in the Consolidation known as Outlook Properties Fund IV, Glenborough All Suites Hotels, L.P., Glenborough Pension Investors, Equitec Income Real Estate Investors-Equity Fund 4, Equitec Income Real Estate Investors C and Equitec Mortgage Investors Fund IV, on behalf of themselves and all others similarly situated. The defendants are GRC, GC, the Company, GPA, Ltd., Robert Batinovich and Andrew Batinovich. The Partnerships are named as nominal defendants.

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

Item 2.       Changes in Securities

(c)  Sales of Unregistered Securities

In February 1998, the Company acquired the Capitol Center property in Des Moines, Iowa, for a total acquisition cost, including capitalized costs, of approximately $12.3 million. In connection with this acquisition, Glenborough Properties, L.P., a California limited partnership (the "Operating Partnership," as to which the Company is general partner), issued to Hubbell Realty Corporation, the seller of the Capitol Center Property, 3,874 units ("Units") of partnership interest in Glenborough Properties, L.P. (with an agreed upon per Unit value of $30.00, or an aggregate value of $116,000) as partial payment for the Capitol Center 9roperty. The Units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. The Units were issued by the Operating Partnership in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In April 1998, the Company acquired the Eaton & Lauth portfolio of properties for a total acquisition cost, including capitalized costs, of approximately $70 million. In connection with this acquisition, the Company and the Operating Partnership issued approximately $15.9 million in the form of 506,788 partnership units in the Operating Partnership and 126,764 unregistered shares of Common Stock of the Company (based on an agreed per unit and per share value of $25.00) as partial payment for the Eaton & Lauth portfolio. The Units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. The Units and shares were issued by the Operating Partnership and the Company in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

                  On March 12, 1998, the Company filed a report on Form 8-K with respect to the acquisition of 400 El Camino Real.

                  On March 24, 1998, the Company filed a report on Form 8-K/A with respect to the sale of GRC Airport Associates' sole property.

                  On May 7, 1998, the Company filed a report on Form 8-K with respect to the acquisition of the Eaton & Lauth Portfolio and the BGK Portfolio.

                  On May 15, 1998, the Company filed a report on Form 8-K/A with respect to the acquisition of the Eaton & Lauth Portfolio and the BGK Portfolio.

                  On May 15, 1998, the Company filed a report on Form 8-K/A, Amendment No. 2, with respect to the acquisition of the Eaton & Lauth Portfolio and the BGK Portfolio.

                                   SIGNATURES


Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      GLENBOROUGH REALTY TRUST INCORPORATED




                   By: Glenborough Realty Trust Incorporated,



Date:  May 15, 1998                      /s/ Andrew Batinovich
                                         Andrew Batinovich
                                         Director, President
                                         and Chief Operating Officer
                                         (Principal Operating Officer)





Date: May 15, 1998                       /s/ Stephen Saul
                                         Stephen Saul
                                         Chief Financial Officer
                                         (Principal Financial Officer)





Date: May 15, 1998                       /s/ Terri Garnick
                                         Terri Garnick
                                         Senior Vice President,
                                         Chief Accounting Officer,
                                         Treasurer
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                                 Exhibit Title

3.1           Articles of Amendment of Articles of Incorporation of the Company.

10.1*         Employment Agreement between the Company and Robert Batinovich.

10.2*         Employment Agreement between the Company and Andrew Batinovich.

11.1          Statement re:  Computation of Per Share Earnings is shown in
              Note 8 of the Consolidated Financial Statements of the Company in
              Item 14.

12.1          Computation of Ratios.

27.1          Financial Data Schedule.



*             Indicates management contract or compensatory plan or arrangement.

Exhibit 3.1

                            Articles of Amendment of
                            Articles of Incorporation
                                       of
                      Glenborough Realty Trust Incorporated


Glenborough  Realty  Trust  Incorporated  (the  "Corporation"),   a  corporation
organized and existing under and by virtue of the General Corporation Law of the State of Maryland, DOES HEREBY CERTIFY:

FIRST: The name of the Corporation is Glenborough Realty Trust Incorporated. The Corporation's original Articles of Incorporation were filed with the State Department of Assessments and Taxation of the State of Maryland on August 26, 1994.

SECOND: That the Board of Directors of the Corporation adopted a resolution proposing and declaring advisable the following amendment to the Articles of Amendment and Restatement of Articles of Incorporation: By changing subsection
(a) of Article SIXTH thereof so that, as amended, subsection (a) of said Article shall read in its entirety as follows:

          "SIXTH: (a) the total number of shares of stock of all classes ("Capital Stock") which the Corporation has authority to issue is 200,000,000 shares (par value $.001 per share), 188,000,000 shares of which are initially classified as shares of common stock ("Common Stock") and 12,000,000 shares of which are initially classified as shares of 7-3/4% Series A Convertible Preferred Stock. The aggregate par value of the shares of all classes which the Corporation has authority to issue is $200,000.00. The Board of Directors may classify or reclassify any unissued shares of stock by setting or changing in any one or more respects, the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of such shares of stock."

THIRD: That immediately before said amendment the total number of shares of stock of all classes which the Corporation had authority to issue was 50,000,000 shares, having an aggregate par value of $50,000.00, divided into 38,000,000 shares of $.001 par value Common Stock, and 12,000,000 shares of $.001 par value Preferred Stock. The information required by 2-607(b)(2)(i) of the General Corporation Law of the State of Maryland is not changed by said amendment.

FOURTH: That said amendment has been consented to and approved by the holders of the issued and outstanding stock entitled to vote at a meeting of the stockholders, all in accordance with the provisions of Section 2-104 and Section 2-604 of the General Corporation Law of the State of Maryland.

FIFTH: That the aforesaid amendment was duly adopted in accordance with the applicable provisions of Section 2-604 of the General Corporation Law of the State of Maryland.

IN WITNESS WHEREOF, Glenborough Realty Trust Incorporated has caused these Articles of Amendment to be signed by its Chief Executive Officer and witnessed by its Secretary this ____ day of February, 1998.

                                         GLENBOROUGH REALTY TRUST INCORPORATED

                                         By:  _____________________________
                                              Robert Batinovich
                                              Chief Executive Officer
Witness:

_____________________________
Frank E. Austin
Secretary

THE UNDERSIGNED, Chief Executive Officer of Glenborough Realty Trust Incorporated, who executed on behalf of the Corporation the foregoing Articles of Amendment of which this certificate is made a part, hereby acknowledges in the name and on behalf of said Corporation the foregoing Articles of Amendment to be the corporate act of said Corporation and hereby certifies that the matters and facts set forth therein with respect to the authorization and approval thereof are true in all material respects under the penalties of perjury.

                                                  _____________________________
                                                  Robert Batinovich
                                                  Chief Executive Officer
Witness:

_____________________________
Frank E. Austin
Secretary

Exhibit 10.1

                              EMPLOYMENT AGREEMENT



THIS  AGREEMENT  is  entered  into as of the 1st day of  January,  1998,  by and
between  ROBERT  BATINOVICH  (the  "Employee")  and  GLENBOROUGH   REALTY  TRUST
INCORPORATED, a Maryland corporation (the "Corporation").



For ease of reference, this Agreement is divided into the following parts, which begin on the pages indicated:


FIRST PART: TERM OF EMPLOYMENT, DUTIES AND SCOPE, COMPENSATION AND BENEFITS DURING EMPLOYMENT
                           (Sections 1-5, beginning on page 2)

SECOND PART: COMPENSATION AND BENEFITS IN CASE OF ACTUAL OR CONSTRUCTIVE TERMINATION NOT OCCURRING AFTER A CHANGE IN CONTROL
                           (Sections 6-8, beginning on page 5)

THIRD PART: COMPENSATION AND BENEFITS IN CASE OF ACTUAL OR CONSTRUCTIVE TERMINATION OCCURRING AFTER A CHANGE IN CONTROL
                           (Sections 9-12, beginning on page 8)

FOURTH PART: SECTION 280G PAYMENTS
                           (Sections 13-14, beginning on page 11)

FIFTH PART: TRADE SECRETS, SUCCESSORS, MISCELLANEOUS PROVISIONS, SIGNATURE PAGE
                           (Sections 15-17, beginning on page 13)

FIRST PART: TERM OF EMPLOYMENT, DUTIES AND SCOPE, COMPENSATION AND BENEFITS DURING EMPLOYMENT

Section 1:   Term of Employment

     (a)  Basic  Rule.  The  Corporation   agrees  to  continue  the  Employee's
employment,   and  the  Employee   agrees  to  remain  in  employment  with  the
Corporation, from January 1, 1998, until the earliest of:

     (1) December 31, 2002; or

     (2) The date of the Employee's death or when the Employee's employment terminates pursuant to Subsection (b) or (c), below.

     The term and provisions of this Agreement shall automatically extend for additional one-year periods if Employee remains employed on and after December 31, 2002, unless either party notifies the other in writing to the contrary at least 30 days prior to the applicable December 31 that it, or he, does not want the term to so extend.

     (b) Termination for Cause. The Corporation may terminate the Employee's employment at any time for Cause shown. For all purposes under this Agreement, "Cause" shall mean (1) a willful failure by the Employee to substantially perform the Employee's duties under this Agreement, other than a failure resulting from the Employee's complete or partial incapacity due to physical or mental illness or impairment, (2) a willful act by the Employee that constitutes gross misconduct and that is materially injurious to the Corporation, (3) a willful breach by the Employee of a material provision of this Agreement or (4) a material and willful violation of a federal or state law or regulation applicable to the business of the Corporation that is materially and demonstrably injurious to the Corporation. No act, or failure to act, by the Employee shall be considered "willful" unless committed without good faith and without a reasonable belief that the act or omission was in the Corporation's best interest.

     The Employee shall first be given reasonable advance written notice that the Corporation intends to terminate his employment for Cause. Such written notice shall specify the particular acts, or failures to act, the basis of which the decision to so terminate employment has been made. The Employee shall be given the opportunity within 20 days of receipt of notice to meet with the Board of Directors, accompanied by counsel, to defend such acts, or failures to act, and the Employee shall also be given 14 working days after such meeting to correct such acts or failures to act. Upon failure of Employee, within 14 working days, to correct such acts or failures to act, the Employee's employment shall be automatically terminated for Cause.

     (c) Termination for Disability. The Corporation may terminate the Employee's employment for Disability by giving the Employee written notice. For all purposes under this Agreement, "Disability" shall mean that the Employee, at the time the notice is given, has been unable to perform the Employee's duties under this Agreement for a period of not less than twelve consecutive months as a result of the Employee's incapacity due to physical or mental illness. In the event that the Employee resumes the performance of substantially all of the Employee's duties under this Agreement before the termination of the Employee's employment under this Section becomes effective, the notice of termination shall automatically be deemed to have been revoked.

Section 2:  Duties and Scope of Employment

     (a) Position. The Corporation agrees to employ the Employee for the term of employment under this Agreement in the position of Chairman and Chief Executive Officer. Employee shall be given such duties, responsibilities and authorities as are appropriate to his position.

     (b) Obligations. During the term of employment under this Agreement, the Employee shall devote the Employee's full business efforts and time to the business and affairs of the Corporation and Glenborough Realty Corporation as needed to carry out his duties and responsibilities hereunder subject to the overall supervision of the Corporation's Board of Directors. The foregoing shall not preclude the Employee from engaging in appropriate civic, charitable or religious activities or from devoting a reasonable amount of time to private investments or from serving on the boards of directors of other entities, as long as such activities and service do not interfere or conflict with the Employee's responsibilities to the Corporation.

Section 3:  Base Compensation

During the term of employment under this Agreement, the Corporation agrees to pay the Employee as compensation for services a base salary at the annual rate of $480,000, or at such higher rate as the Compensation Committee of the Board of Directors may determine from time to time. Such salary shall be payable in accordance with the standard payroll procedures of the Corporation. Once the Corporation's Compensation Committee of the Board of Directors has increased such salary, it thereafter shall not be reduced; provided, however, that if a Change in Control has not occurred, such salary (including any increases) may be reduced by the Corporation if (1) the Employee commits an act or omission that meets the definition of Cause, as defined in Section 1(b), or (2) the Employee and all other executive officers of the Corporation who are parties to written employment agreements containing substantially the same provisions as this Agreement have their salaries (including any increases) reduced by the same percentage amount for the same time period. The annual compensation specified in this Section 3, together with any increases in such compensation that the Compensation Committee of the Board of Directors may grant from time to time, and together with any reductions made in accordance with this Section 3, is referred to in this Agreement as "Base Compensation."







Section 4:  Employee Benefits

In General. During the term of employment under this Agreement, the Employee shall be eligible to participate in the employee benefit plans and executive compensation and fringe benefit programs maintained by the Corporation, including (without limitation) savings, pension or profit-sharing plans, deferred compensation plans, stock option, incentive or other bonus plans, life, disability, health, accident and other insurance programs, paid vacations, automobile and similar plans or programs, subject in each case to the generally applicable terms and conditions of the plan or program in question and to the discretion and determinations of any person, committee or entity administering such plan or program.

During the term of employment under this Agreement, Employee may be entitled to an annual incentive bonus if consolidated funds from operations per share ("FFO Per Share") at the end of the Corporation's fiscal year exceed FFO Per Share for the preceding fiscal year by the percentages shown below, as determined by the Compensation Committee, based on the annual audit prepared by the Corporation's certified public accountants. The amount of the bonus shall be determined in accordance with a formula as adopted by the Compensation Committee at its meeting on January 26, 1998.

The Compensation Committee may alter the formula during each year during the term of this Agreement.

Section 5:  Business Expenses and Travel

During the term of employment under this Agreement, the Employee shall be authorized to incur necessary and reasonable travel, entertainment and other business expenses in connection with the Employee's duties hereunder. The Corporation shall reimburse the Employee for such expenses upon presentation of an itemized account and appropriate supporting documentation, all in accordance with generally applicable policies.

SECOND PART: COMPENSATION AND BENEFITS IN CASE OF ACTUAL OR CONSTRUCTIVE TERMINATION NOT OCCURRING AFTER A CHANGE IN CONTROL

Section 6: Terminations Not Relating to a Change in Control

This Second Part of the Agreement, consisting of Sections 6 through 8, describes the benefits and compensation, if any, payable in case of termination of employment that does not occur after a Change in Control (as defined in Section
12). The Third Part of the Agreement, consisting of Sections 9 through 12, describes benefits and compensation, if any, payable in case of termination occurring after a Change in Control. If benefits and compensation are payable under this Second Part, then no benefits and compensation are payable under the Third Part.

Section 7: Involuntary Termination Without Cause or Disability

In the event that, during the term of this Agreement, the Corporation terminates the Employee's employment for any reason other than Cause or Disability, and such termination does not occur after a Change in Control, then, after executing the release of claims described in Section 7(d), the Employee shall be entitled to receive the following payments and benefits:

     (a) Severance (2x payment). The Corporation shall pay to the Employee following the date of the employment termination and over the succeeding 24 months, in accordance with standard payroll procedures, an amount equal to the following:

          (1) Two times the Employee's Base Compensation in effect on the date of the employment termination; plus

          (2) 200% of the Employee's annual incentive bonus for the last completed fiscal year of the Corporation.

     Any other provision of this Agreement or of the Corporation's incentive bonus plan notwithstanding, after the amount described in this Subsection (a) has been paid to the Employee, the Employee shall have no further interest in such Plan.

     (b) Twenty-four Months of Life Insurance and Health Plan Coverage. The coverage described in this Subsection (b) shall be provided for a "Continuation Period" beginning on the date when the employment termination is effective and ending on the earlier of (1) the 24-month anniversary of the date when the employment termination is effective or (2) the date of the Employee's death. During the Continuation Period, the Employee (and, where applicable, the Employee's dependents) shall be entitled to continue participation in the group term life insurance plan and in the health care plan for employees maintained by the Corporation as if the Employee were still an employee of the Corporation. The coverage provided under this Subsection (b) shall run concurrently with and shall be offset against any continuation coverage under Part 6 of Title I of the Employee Retirement Income Security Act of 1974, as amended. Where applicable, the Employee's compensation for purposes of such plans shall be deemed to be equal to the Employee's compensation (as defined in such plans) in effect on the date of the employment termination. To the extent that the Corporation finds it undesirable to cover the Employee under the group life insurance and health plans of the Corporation, the Corporation shall provide the Employee (at its own expense) with the same level of coverage under individual policies.

     (c) Incentive Programs. Upon termination of the Employee's employment under this Section 7, all stock options or equity awards granted by the Corporation shall vest 100%. In addition, and subject to subsection (e) hereof, notwithstanding anything to the contrary in the Corporation's stock option plans and the Employee's stock option agreements, Employee shall have the full term set forth in the stock option agreements to exercise such options (irrespective of termination of employment), subject only to the prior satisfaction of any stock price performance conditions set forth in the stock option agreements. Employee's stock option grants numbered 74 and 75 have no such stock price performance conditions.

     (d) Release of Claims. As a condition to the receipt of the payments and benefits described in this Section 7, the Employee shall be required to execute a release of all claims arising out of the Employee's employment or the termination thereof including, but not limited to, any claim of discrimination under state or federal law, but excluding claims for indemnification from the Corporation under any indemnification agreement with the Corporation, its certificate of incorporation and by-laws or applicable law or claims for directors and officers' insurance coverage.

     (e) Conditions to Receipt of Payments and Benefits. In view of Employee's position and his access to Confidential Information, as a condition to the receipt of payments and benefits described in this Section 7, during the "Continuation Period" described in Subsection 7(b) above, the Employee shall not, without the Corporation's written consent, directly or indirectly, alone or as a partner, joint venturer, officer, director, employee, independent contractor, agent or stockholder (other than a less than 5% stockholder of a publicly traded company) (i) engage in any activity for any other publicly traded REIT headquartered in California with a market capitalization of $1 billion or more, which is in competition with the business of the Corporation,
(ii) solicit any of the Corporation's employees, independent contractors or customers, (iii) hire any of the Corporation's employees or independent contractors in an unlawful manner or actively encourage employees or independent contractors to leave the Corporation, or (iv) otherwise breach his Confidential Information obligations.

     (f) No Mitigation. The Employee shall not be required to mitigate the amount of any payment or benefit contemplated by this Section 7, nor shall any such payment or benefit be reduced by any earnings or benefits that the Employee may receive from any other source.

Section 8:        Other Terminations Under This Part

If termination of employment, actual or constructive, occurs at a time that is not after a Change in Control, and the termination is not described in Section 7, then the Employee is entitled only to the compensation, benefits and reimbursements payable under the terms of Sections 3, 4 and 5 of this Agreement for the period preceding the effective date of the termination including any disability or death benefits to which Employee (or his estate or beneficiary(s)) may be entitled as a result of termination of his employment on account of Disability or death. The payments under this Agreement shall fully discharge all responsibilities of the Corporation to the Employee upon termination of the Employee's employment. This Section 8 applies, without limitation, to any termination of employment initiated by the Employee, termination of employment caused by the Employee's death or Disability, termination of the Employee for Cause, and any constructive termination.

THIRD PART: COMPENSATION AND BENEFITS IN CASE OF ACTUAL OR CONSTRUCTIVE TERMINATION OCCURRING AFTER A CHANGE IN CONTROL

Section 9: Terminations Relating to a Change in Control

This Third Part of the Agreement, consisting of Sections 9 through 12, describes the benefits and compensation, if any, payable in case of termination of employment that occurs after a Change in Control (as defined in Section 12). The Second Part of the Agreement, consisting of Sections 6 through 8, describes benefits and compensation, if any, payable in case of termination that does not occur after a Change in Control. If benefits and compensation are payable under this Third Part, then no benefits and compensation are payable under the Second Part.

Section 10: Involuntary Actual or Constructive Termination Without Cause

In the event that, during the term of this Agreement and after a Change in Control, the Employee's employment terminates in a Qualifying Termination, as defined in Subsection (a), the Employee shall be entitled to receive the payments and benefits described in Subsections (b), (c) and (d).

(a) Qualifying Termination. A Qualifying Termination occurs if:

          (1) The Corporation terminates the Employee's employment for any reason other than Cause or Disability; or

          (2) The Employee separates from employment with the Corporation in response to a "Constructive Termination," which means a material reduction in salary or benefits, a material breach of this Agreement, a material change in responsibilities, or a requirement to relocate, except for office relocations that would not increase the Employee's one-way commute distance by more than 20 miles.

     (b) Severance (2.99x payment). The Corporation shall pay to the Employee in a lump sum, not less than 31 days nor more than 60 days following the date of the employment termination, an amount equal to the following:

          (1) 299% of the Employee's Base Compensation in effect on the date of the employment termination; plus

          (2) 299% of his prior year's incentive bonus.

     Any other provision of this Agreement or of the Corporation's incentive bonus plan notwithstanding, after the amount described in this Subsection (b) has been paid to the Employee, the Employee shall have no further interest in such Plan.

     (c) Three Years of Life Insurance and Health Plan Coverage. The coverage described in this Subsection (c) shall be provided for a "Continuation Period" beginning on the date when the employment termination is effective and ending on the earlier of (1) the third anniversary of the date when the employment termination is effective or (2) the date of the Employee's death. During the Continuation Period, the Employee (and, where applicable, the Employee's dependents) shall be entitled to continue participation in the group term life insurance plan and in the health care plan for employees maintained by the Corporation as if the Employee were still an employee of the Corporation. The coverage provided under this Subsection (c) shall run concurrently with and shall be offset against any continuation coverage under Part 6 of Title I of the Employee Retirement Income Security Act of 1974, as amended. Where applicable, the Employee's compensation for purposes of such plans shall be deemed to be equal to the Employee's compensation (as defined in such plans) in effect on the date of the employment termination. To the extent that the Corporation finds it undesirable to cover the Employee under the group life insurance and health plans of the Corporation, the Corporation shall provide the Employee (at its own expense) with the same level of coverage under individual policies.

     (d) Incentive Programs. All stock options or equity awards granted by the Corporation shall vest 100% upon the effective date of the Change in Control. In addition, following a Qualifying Termination, and notwithstanding anything to the contrary in the Corporation's stock option plans and the Employee's stock option agreements, Employee shall have the full term set forth in the stock option agreements to exercise such options (irrespective of termination of employment), subject only to the prior satisfaction of any stock price performance conditions set forth in the stock option agreements. Employee's stock option grants numbered 74 and 75 have no such stock price performance conditions.

     (e) No Mitigation. The Employee shall not be required to mitigate the amount of any payment or benefit contemplated by this Section 10, nor shall any such payment or benefit be reduced by any earnings or benefits that the Employee may receive from any other source.

Section 11: Other Terminations Under This Part

If termination of employment, actual or constructive, occurs at a time that is after a Change in Control, and the termination is not described in Section 10, then the Employee is entitled only to the compensation, benefits and reimbursements payable under the terms of Sections 3, 4 and 5 of this Agreement for the period preceding the effective date of the termination including any disability or death benefits to which Employee (or his estate or beneficiary(s)) may be entitled as a result of termination of his employment on account of Disability or death. The payments under this Agreement shall fully discharge all responsibilities of the Corporation to the Employee upon termination of the
Employee's employment. This Section 11 applies, without limitation, to any termination of employment initiated by the Employee (except an Employee-initiated termination that is described in Paragraph (2) of Section 10(a)) or a termination of employment caused by Disability, Cause or the Employee's death.

Section 12: Definition of Change in Control

For all purposes under this Agreement, "Change in Control" shall mean a "Change in Control" or "Corporate Transaction," as those terms are defined in the Glenborough Realty Trust Incorporated 1996 Stock Incentive Plan as in effect on the date this Agreement is executed.

FOURTH PART: SECTION 280G PAYMENTS

Section 13: Gross-Up Payment.

In the event it is determined that any payment or distribution of any type to or for the benefit of the Employee, pursuant to this Agreement or otherwise, by the Corporation, any Person who acquires ownership or effective control of the Corporation, or ownership of a substantial portion of the assets of the Corporation (within the meaning of section 280G of the Code and the regulations thereunder) or any affiliate of such Person (the "Total Payments") would be subject to the excise tax imposed by section 4999 of the Code or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest and penalties, are collectively referred to as the "Excise Tax"), then the Employee shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that, after payment by the Employee of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax, imposed upon the Gross-Up Payment, the Employee retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Total Payments.

Section 14: Determination by Accountant

All mathematical determinations and determinations as to whether any of the Total Payments are "parachute payments" (within the meaning of section 280G of the Code), in each case which determinations are required to be made under this
Section 14, including whether a Gross-Up Payment is required, the amount of such Gross-Up Payment, and amounts relevant to the last sentence of this Section 14, shall be made by an independent accounting firm selected by the Employee from among the largest four accounting firms in the United States (the "Accounting Firm"). The Accounting Firm shall provide to the Corporation and to the Employee its determination (the "Determination"), together with detailed supporting calculations regarding the amount of any Gross-Up Payment and any other relevant matter, within ten days after termination of the Employee's employment, if applicable, or at such earlier time following termination of employment as is requested by the Employee (if the Employee reasonably believes that any of the Total Payments may be subject to the Excise Tax). If the Accounting Firm determines that no Excise Tax is payable by the Employee, it shall furnish the Employee with a written statement that such Accounting Firm has concluded that no Excise Tax is payable (including the reasons therefor) and that the Employee has substantial authority not to report any Excise Tax on the Employee's federal income tax return. If a Gross-Up Payment is determined to be payable, it shall be paid to the Employee within ten days after the Determination is delivered to the Corporation or the Employee. Any determination by the Accounting Firm shall be binding upon the Corporation and the Employee, absent manifest error.

As a result of uncertainty in the application of section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments not made by the Corporation and members of the Corporation should have been made ("Underpayment"), or that Gross-Up Payments will have been made by the Corporation and members of the Corporation that should not have been made ("Overpayments"). In either such event, the Accounting Firm shall determine the amount of the Underpayment or Overpayment that has occurred. In the case of an Underpayment, the Corporation promptly shall pay, or cause to be paid, the amount of such Underpayment to or for the benefit of the Employee. In the case of an Overpayment, the Employee shall, at the direction and expense of the Corporation, take such steps as are reasonably necessary (including the filing of returns and claims for refund), follow reasonable instructions from, and procedures established by, the Corporation, and otherwise reasonably cooperate with the Corporation to correct such Overpayment; provided, however, that (1) Employee shall not in any event be obligated to return to the Corporation an amount greater than the net after-tax portion of the Overpayment that he has retained or recovered as a refund from the applicable taxing authorities and (2) this provision shall be interpreted in a manner consistent with the intent of Section 13, which is to make the Employee whole, on an after-tax basis, from the application of the Excise Tax, it being understood that the correction of an Overpayment may result in the Employee repaying to the Corporation an amount that is less than the Overpayment.

FIFTH PART: TRADE SECRETS, SUCCESSORS, MISCELLANEOUS PROVISIONS, SIGNATURE PAGE

Section 15: Confidential Information

     (a) Acknowledgement. The Corporation and the Employee acknowledge that the services to be performed by the Employee under this Agreement are unique and extraordinary and that, as a result of the Employee's employment, the Employee will be in a relationship of confidence and trust with the Corporation and will come into possession of "Confidential Information" (1) owned or controlled by the Corporation, (2) in the possession of the Corporation and belonging to third parties or (3) conceived, originated, discovered or developed, in whole or in part, by the Employee. As used herein "Confidential Information includes trade secrets and other confidential or proprietary business, technical, personnel or financial information, whether or not the Employee's work product, in written, graphic, oral or other tangible or intangible forms, including but not limited to specifications, samples, records, data, computer programs, drawings, diagrams, models, customer names, ID's or e-mail addresses, business or marketing plans, studies, analyses, projections and reports, communications by or to attorneys (including attorney-client privileged communications), memos and other materials prepared by attorneys or under their direction (including attorney work product), and software systems and processes. Any information that is not readily available to the public shall be considered to be a trade secret and confidential and proprietary, even if it is not specifically marked as such, unless the Corporation advises the Employee otherwise in writing.

     (b) Nondisclosure. The Employee agrees that the Employee will not, without the prior written consent of the Corporation, directly or indirectly use or disclose Confidential Information to any person, during or after the Employee's employment, except as may be necessary in the ordinary course of performing the Employee's duties under this Agreement. The Employee will keep the Confidential Information in strictest confidence and trust. This Section 15 shall apply indefinitely, both during and after the term of this Agreement.

     (c) Surrender Upon Termination. The Employee agrees that in the event of the termination of the Employee's employment for any reason, the Employee will immediately deliver to the Corporation all property belonging to the Corporation, including all documents and materials of any nature pertaining to the Employee's work with the Corporation, and will not take with the Employee any documents or materials of any description, or any reproduction thereof of any description, containing or pertaining to any Confidential Information. It is understood that the Employee is free to use information that is in the public domain (not as a result of a breach of this Agreement).

Section 16:       Successors

     (a) Corporation's Successors. The Corporation shall require any successor (whether direct or indirect and whether by purchase, lease, merger, consolidation, liquidation or otherwise) to all or substantially all of the Corporation's business and/or assets, by an agreement in substance and form satisfactory to the Employee, to assume this Agreement and to agree expressly to perform this Agreement in the same manner and to the same extent as the Corporation would be required to perform it in the absence of a succession. The Corporation's failure to obtain such agreement prior to the effectiveness of a succession shall be a breach of this Agreement and shall entitle the Employee to all of the compensation and benefits to which the Employee would have been entitled hereunder if the Corporation had involuntarily terminated the Employee's employment without Cause or Disability, on the date when such succession becomes effective. For all purposes under this Agreement, the term "Corporation" shall include any successor to the Corporation's business and/or assets that executes and delivers the assumption agreement described in this Subsection (a) or that becomes bound by this Agreement by operation of law.

     (b) Employee's Successors. This Agreement and all rights of the Employee hereunder shall inure to the benefit of, and be enforceable by, the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

Section 17:  Miscellaneous Provisions

     (a) Waiver. No provision of this Agreement shall be modified, waived or discharged unless the modification, waiver or discharge is agreed to in writing and signed by the Employee and by an authorized officer of the Corporation (other than the Employee). No waiver by either party of any breach of, or of compliance with, any condition or provision of this Agreement by the other party shall be considered a waiver of any other condition or provision or of the same condition or provision at another time.

     (b) Whole Agreement. No agreements, representations or understandings (whether oral or written and whether express or implied), other than stock option agreements and indemnity agreements, that are not expressly set forth in this Agreement have been made or entered into by either party with respect to the subject matter hereof. In addition, the Employee hereby acknowledges and agrees that this Agreement supersedes in its entirety any employment agreement between the Employee and the Corporation in effect immediately prior to the effective date of this Agreement. As of the effective date of this Agreement, such employment agreement shall terminate without any further obligation by either party thereto, and the Employee hereby relinquishes any further rights that the Employee may have had under such prior employment agreement.

     (c) Notice. Notices and all other communications contemplated by this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by U.S. registered or certified mail, return receipt requested and postage prepaid. In the case of the Employee, mailed notices shall be addressed to the Employee at the home address that the Employee most recently communicated to the Corporation in writing. In the case of the Corporation, mailed notices shall be addressed to its corporate headquarters, and all notices shall be directed to the attention of its Chief Operating Officer.

     (d) No Setoff. There shall be no right of setoff or counterclaim, with respect to any claim, debt or obligation, against payments to the Employee under this Agreement.

     (e)  Choice  of  Law.  The  validity,   interpretation,   construction  and
performance of this Agreement shall be governed by the laws of the State of California, irrespective of California's choice-of-law principles.

     (f) Severability. The invalidity or unenforceability of any provision or provisions of this Agreement shall not affect the validity or enforceability of any other provision hereof, which shall remain in full force and effect.

     (g) Arbitration. Except as otherwise provided in Section 14, any dispute or controversy arising out of the Employee's employment or the termination thereof, including, but not limited to, any claim of discrimination under state or federal law, shall be settled exclusively by arbitration in San Mateo, California, in accordance with the rules of the American Arbitration Association then in effect; provided, however, that in the event of a claimed violation of
Section 15, the Corporation may seek injunctive relief in order to prevent irreparable injury or preserve the status quo. Judgment may be entered on the arbitrator's award in any court having jurisdiction and attorney fees will be awarded to the prevailing party.

     (h) No Assignment of Benefits. The rights of any person to payments or benefits under this Agreement shall not be made subject to option or assignment, either by voluntary or involuntary assignment or by operation of law, including (without limitation) bankruptcy, garnishment, attachment or other creditor's process, and any action in violation of this Subsection (i) shall be void.

     (i) Employment Taxes. All payments made pursuant to this Agreement shall be subject to withholding of applicable taxes.

     (j) Benefit Coverage Non-Additive. In the event that the Employee is entitled to life insurance and health plan coverage under more than one provision hereunder, only one provision shall apply, and neither the periods of coverage nor the amounts of benefits shall be additive.

IN WITNESS WHEREOF, each of the parties has executed this Agreement, in the case of the Corporation by its duly authorized officer, as of the day and year first above written. Employee has consulted (or has had the opportunity to consult) with his own counsel prior to execution of this Agreement.



                                           ______________________________
                                                      Employee


                                           GLENBOROUGH REALTY TRUST INCORPORATED



                                           By __________________________

                                           Its _________________________

Exhibit 10.2

                              EMPLOYMENT AGREEMENT



THIS  AGREEMENT  is  entered  into as of the 1st day of  January,  1998,  by and
between  ANDREW  BATINOVICH  (the  "Employee")  and  GLENBOROUGH   REALTY  TRUST
INCORPORATED, a Maryland corporation (the "Corporation").



For ease of reference, this Agreement is divided into the following parts, which begin on the pages indicated:


FIRST PART: TERM OF EMPLOYMENT, DUTIES AND SCOPE, COMPENSATION AND BENEFITS DURING EMPLOYMENT
                           (Sections 1-5, beginning on page 2)

SECOND PART: COMPENSATION AND BENEFITS IN CASE OF ACTUAL OR CONSTRUCTIVE TERMINATION NOT OCCURRING AFTER A CHANGE IN CONTROL
                           (Sections 6-8, beginning on page 5)

THIRD PART: COMPENSATION AND BENEFITS IN CASE OF ACTUAL OR CONSTRUCTIVE TERMINATION OCCURRING AFTER A CHANGE IN CONTROL
                           (Sections 9-12, beginning on page 8)

FOURTH PART: SECTION 280G PAYMENTS
                           (Sections 13-14, beginning on page 11)

FIFTH PART: TRADE SECRETS, SUCCESSORS, MISCELLANEOUS PROVISIONS, SIGNATURE PAGE
                           (Sections 15-17, beginning on page 13)

FIRST PART: TERM OF EMPLOYMENT, DUTIES AND SCOPE, COMPENSATION AND BENEFITS DURING EMPLOYMENT

Section 1: Term of Employment

     (a)  Basic  Rule.  The  Corporation   agrees  to  continue  the  Employee's
employment,   and  the  Employee   agrees  to  remain  in  employment  with  the
Corporation, from January 1, 1998, until the earliest of:

          (1) December 31, 2002; or

          (2) The date of the Employee's death or when the Employee's employment terminates pursuant to Subsection (b) or (c), below.

     The term and provisions of this Agreement shall automatically extend for additional one-year periods if Employee remains employed on and after December 31, 2002, unless either party notifies the other in writing to the contrary at least 30 days prior to the applicable December 31 that it, or he, does not want the term to so extend.

     (b) Termination for Cause. The Corporation may terminate the Employee's employment at any time for Cause shown. For all purposes under this Agreement, "Cause" shall mean (1) a willful failure by the Employee to substantially perform the Employee's duties under this Agreement, other than a failure resulting from the Employee's complete or partial incapacity due to physical or mental illness or impairment, (2) a willful act by the Employee that constitutes gross misconduct and that is materially injurious to the Corporation, (3) a willful breach by the Employee of a material provision of this Agreement or (4) a material and willful violation of a federal or state law or regulation applicable to the business of the Corporation that is materially and demonstrably injurious to the Corporation. No act, or failure to act, by the Employee shall be considered "willful" unless committed without good faith and without a reasonable belief that the act or omission was in the Corporation's best interest.

     The Employee shall first be given reasonable advance written notice that the Corporation intends to terminate his employment for Cause. Such written notice shall specify the particular acts, or failures to act, the basis of which the decision to so terminate employment has been made. The Employee shall be given the opportunity within 20 days of receipt of notice to meet with the Board of Directors, accompanied by counsel, to defend such acts, or failures to act, and the Employee shall also be given 14 working days after such meeting to correct such acts or failures to act. Upon failure of Employee, within 14 working days, to correct such acts or failures to act, the Employee's employment shall be automatically terminated for Cause.

     (c) Termination for Disability. The Corporation may terminate the Employee's employment for Disability by giving the Employee written notice. For all purposes under this Agreement, "Disability" shall mean that the Employee, at the time the notice is given, has been unable to perform the Employee's duties under this Agreement for a period of not less than twelve consecutive months as a result of the Employee's incapacity due to physical or mental illness. In the event that the Employee resumes the performance of substantially all of the Employee's duties under this Agreement before the termination of the Employee's employment under this Section becomes effective, the notice of termination shall automatically be deemed to have been revoked.

Section 2:  Duties and Scope of Employment

     (a) Position. The Corporation agrees to employ the Employee for the term of employment under this Agreement in the position of President and Chief Operating Officer. Employee shall be given such duties, responsibilities and authorities as are appropriate to his position.

     (b) Obligations. During the term of employment under this Agreement, the Employee shall devote the Employee's full business efforts and time to the business and affairs of the Corporation, Glenborough Realty Corporation and Glenborough Hotel Group as needed to carry out his duties and responsibilities hereunder subject to the overall supervision of the Corporation's Board of Directors. The foregoing shall not preclude the Employee from engaging in appropriate civic, charitable or religious activities or from devoting a reasonable amount of time to private investments or from serving on the boards of directors of other entities, as long as such activities and service do not interfere or conflict with the Employee's responsibilities to the Corporation.

Section 3:  Base Compensation

During the term of employment under this Agreement, the Corporation agrees to pay the Employee as compensation for services a base salary at the annual rate of $300,000, or at such higher rate as the Compensation Committee of the Board of Directors may determine from time to time. Such salary shall be payable in accordance with the standard payroll procedures of the Corporation. Once the Corporation's Compensation Committee of the Board of Directors has increased such salary, it thereafter shall not be reduced; provided, however, that if a Change in Control has not occurred, such salary (including any increases) may be reduced by the Corporation if (1) the Employee commits an act or omission that meets the definition of Cause, as defined in Section 1(b), or (2) the Employee and all other executive officers of the Corporation who are parties to written employment agreements containing substantially the same provisions as this Agreement have their salaries (including any increases) reduced by the same percentage amount for the same time period. The annual compensation specified in this Section 3, together with any increases in such compensation that the Compensation Committee of the Board of Directors may grant from time to time, and together with any reductions made in accordance with this Section 3, is referred to in this Agreement as "Base Compensation."

Section 4:  Employee Benefits

In General. During the term of employment under this Agreement, the Employee shall be eligible to participate in the employee benefit plans and executive compensation and fringe benefit programs maintained by the Corporation, including (without limitation) savings, pension or profit-sharing plans, deferred compensation plans, stock option, incentive or other bonus plans, life, disability, health, accident and other insurance programs, paid vacations, automobile and similar plans or programs, subject in each case to the generally applicable terms and conditions of the plan or program in question and to the discretion and determinations of any person, committee or entity administering such plan or program.

During the term of employment under this Agreement, Employee may be entitled to an annual incentive bonus if consolidated funds from operations per share ("FFO Per Share") at the end of the Corporation's fiscal year exceed FFO Per Share for the preceding fiscal year by the percentages shown below, as determined by the Compensation Committee, based on the annual audit prepared by the Corporation's certified public accountants. The amount of the bonus shall be determined in accordance with a formula as adopted by the Compensation Committee at its meeting on January 26, 1998.

The Compensation Committee may alter the formula during each year during the term of this Agreement.


Section 5:  Business Expenses and Travel

During the term of employment under this Agreement, the Employee shall be authorized to incur necessary and reasonable travel, entertainment and other business expenses in connection with the Employee's duties hereunder. The Corporation shall reimburse the Employee for such expenses upon presentation of an itemized account and appropriate supporting documentation, all in accordance with generally applicable policies.

SECOND PART: COMPENSATION AND BENEFITS IN CASE OF ACTUAL OR CONSTRUCTIVE TERMINATION NOT OCCURRING AFTER A CHANGE IN CONTROL

Section 6:  Terminations Not Relating to a Change in Control

This Second Part of the Agreement, consisting of Sections 6 through 8, describes the benefits and compensation, if any, payable in case of termination of employment that does not occur after a Change in Control (as defined in Section
12). The Third Part of the Agreement, consisting of Sections 9 through 12, describes benefits and compensation, if any, payable in case of termination occurring after a Change in Control. If benefits and compensation are payable under this Second Part, then no benefits and compensation are payable under the Third Part.

Section 7:  Involuntary Termination Without Cause or Disability

In the event that, during the term of this Agreement, the Corporation terminates the Employee's employment for any reason other than Cause or Disability, and such termination does not occur after a Change in Control, then, after executing the release of claims described in Section 7(d), the Employee shall be entitled to receive the following payments and benefits:

     (a) Severance (2x payment). The Corporation shall pay to the Employee following the date of the employment termination and over the succeeding 24 months, in accordance with standard payroll procedures, an amount equal to the following:

          (1) Two times the Employee's Base Compensation in effect on the date of the employment termination; plus

          (2) 200% of the Employee's annual incentive bonus for the last completed fiscal year of the Corporation.

     Any other provision of this Agreement or of the Corporation's incentive bonus plan notwithstanding, after the amount described in this Subsection (a) has been paid to the Employee, the Employee shall have no further interest in such Plan.

     (b) Twenty-four Months of Life Insurance and Health Plan Coverage. The coverage described in this Subsection (b) shall be provided for a "Continuation Period" beginning on the date when the employment termination is effective and ending on the earlier of (1) the 24-month anniversary of the date when the employment termination is effective or (2) the date of the Employee's death. During the Continuation Period, the Employee (and, where applicable, the Employee's dependents) shall be entitled to continue participation in the group term life insurance plan and in the health care plan for employees maintained by the Corporation as if the Employee were still an employee of the Corporation. The coverage provided under this Subsection (b) shall run concurrently with and shall be offset against any continuation coverage under Part 6 of Title I of the Employee Retirement Income Security Act of 1974, as amended. Where applicable, the Employee's compensation for purposes of such plans shall be deemed to be equal to the Employee's compensation (as defined in such plans) in effect on the date of the employment termination. To the extent that the Corporation finds it undesirable to cover the Employee under the group life insurance and health plans of the Corporation, the Corporation shall provide the Employee (at its own expense) with the same level of coverage under individual policies.

     (c) Incentive Programs. Upon termination of the Employee's employment under this Section 7, all stock options or equity awards granted by the Corporation shall vest 100%. In addition, and subject to subsection (e) hereof, notwithstanding anything to the contrary in the Corporation's stock option plans and the Employee's stock option agreements, Employee shall have the full term set forth in the stock option agreements to exercise such options (irrespective of termination of employment), subject only to the prior satisfaction of any stock price performance conditions set forth in the stock option agreements. Employee's stock option grants numbered 4, 4a, 5 and 76 have no such stock price performance conditions.

     (d) Release of Claims. As a condition to the receipt of the payments and benefits described in this Section 7, the Employee shall be required to execute a release of all claims arising out of the Employee's employment or the termination thereof including, but not limited to, any claim of discrimination under state or federal law, but excluding claims for indemnification from the Corporation under any indemnification agreement with the Corporation, its certificate of incorporation and by-laws or applicable law or claims for directors and officers' insurance coverage.

     (e) Conditions to Receipt of Payments and Benefits. In view of Employee's position and his access to Confidential Information, as a condition to the receipt of payments and benefits described in this Section 7, during the "Continuation Period" described in Subsection 7(b) above, the Employee shall not, without the Corporation's written consent, directly or indirectly, alone or as a partner, joint venturer, officer, director, employee, independent contractor, agent or stockholder (other than a less than 5% stockholder of a publicly traded company) (i) engage in any activity for any other publicly traded REIT headquartered in California with a market capitalization of $1 billion or more, which is in competition with the business of the Corporation,
(ii) solicit any of the Corporation's employees, independent contractors or customers, (iii) hire any of the Corporation's employees or independent contractors in an unlawful manner or actively encourage employees or independent contractors to leave the Corporation, or (iv) otherwise breach his Confidential Information obligations.

     (f) No Mitigation. The Employee shall not be required to mitigate the amount of any payment or benefit contemplated by this Section 7, nor shall any such payment or benefit be reduced by any earnings or benefits that the Employee may receive from any other source.

Section 8:  Other Terminations Under This Part

If termination of employment, actual or constructive, occurs at a time that is not after a Change in Control, and the termination is not described in Section 7, then the Employee is entitled only to the compensation, benefits and reimbursements payable under the terms of Sections 3, 4 and 5 of this Agreement for the period preceding the effective date of the termination including any disability or death benefits to which Employee (or his estate or beneficiary(s)) may be entitled as a result of termination of his employment on account of Disability or death. The payments under this Agreement shall fully discharge all responsibilities of the Corporation to the Employee upon termination of the Employee's employment. This Section 8 applies, without limitation, to any termination of employment initiated by the Employee, termination of employment caused by the Employee's death or Disability, termination of the Employee for Cause, and any constructive termination.

THIRD PART: COMPENSATION AND BENEFITS IN CASE OF ACTUAL OR CONSTRUCTIVE TERMINATION OCCURRING AFTER A CHANGE IN CONTROL

Section 9: Terminations Relating to a Change in Control

This Third Part of the Agreement, consisting of Sections 9 through 12, describes the benefits and compensation, if any, payable in case of termination of employment that occurs after a Change in Control (as defined in Section 12). The Second Part of the Agreement, consisting of Sections 6 through 8, describes benefits and compensation, if any, payable in case of termination that does not occur after a Change in Control. If benefits and compensation are payable under this Third Part, then no benefits and compensation are payable under the Second Part.

Section 10: Involuntary Actual or Constructive Termination Without Cause

In the event that, during the term of this Agreement and after a Change in Control, the Employee's employment terminates in a Qualifying Termination, as defined in Subsection (a), the Employee shall be entitled to receive the payments and benefits described in Subsections (b), (c) and (d).

     (a) Qualifying Termination. A Qualifying Termination occurs if:

          (1) The Corporation terminates the Employee's employment for any reason other than Cause or Disability; or

          (2) The Employee separates from employment with the Corporation in response to a "Constructive Termination," which means a material reduction in salary or benefits, a material breach of this Agreement, a material change in responsibilities, or a requirement to relocate, except for office relocations that would not increase the Employee's one-way commute distance by more than 20 miles.

     (b) Severance (2.99x payment). The Corporation shall pay to the Employee in a lump sum, not less than 31 days nor more than 60 days following the date of the employment termination, an amount equal to the following:

          (1) 299% of the Employee's Base Compensation in effect on the date of the employment termination; plus

          (2) 299% of his prior year's incentive bonus.

     Any other provision of this Agreement or of the Corporation's incentive bonus plan notwithstanding, after the amount described in this Subsection (b) has been paid to the Employee, the Employee shall have no further interest in such Plan.

     (c) Three Years of Life Insurance and Health Plan Coverage. The coverage described in this Subsection (c) shall be provided for a "Continuation Period" beginning on the date when the employment termination is effective and ending on the earlier of (1) the third anniversary of the date when the employment termination is effective or (2) the date of the Employee's death. During the Continuation Period, the Employee (and, where applicable, the Employee's dependents) shall be entitled to continue participation in the group term life insurance plan and in the health care plan for employees maintained by the Corporation as if the Employee were still an employee of the Corporation. The coverage provided under this Subsection (c) shall run concurrently with and shall be offset against any continuation coverage under Part 6 of Title I of the Employee Retirement Income Security Act of 1974, as amended. Where applicable, the Employee's compensation for purposes of such plans shall be deemed to be equal to the Employee's compensation (as defined in such plans) in effect on the date of the employment termination. To the extent that the Corporation finds it undesirable to cover the Employee under the group life insurance and health plans of the Corporation, the Corporation shall provide the Employee (at its own expense) with the same level of coverage under individual policies.

     (d) Incentive Programs. All stock options or equity awards granted by the Corporation shall vest 100% upon the effective date of the Change in Control. In addition, following a Qualifying Termination, and notwithstanding anything to the contrary in the Corporation's stock option plans and the Employee's stock option agreements, Employee shall have the full term set forth in the stock option agreements to exercise such options (irrespective of termination of employment), subject only to the prior satisfaction of any stock price performance conditions set forth in the stock option agreements. Employee's stock option grants numbered 4, 4a, 5 and 76 have no such stock price performance conditions.

     (e) No Mitigation. The Employee shall not be required to mitigate the amount of any payment or benefit contemplated by this Section 10, nor shall any such payment or benefit be reduced by any earnings or benefits that the Employee may receive from any other source.

Section 11:  Other Terminations Under This Part

If termination of employment, actual or constructive, occurs at a time that is after a Change in Control, and the termination is not described in Section 10, then the Employee is entitled only to the compensation, benefits and reimbursements payable under the terms of Sections 3, 4 and 5 of this Agreement for the period preceding the effective date of the termination including any disability or death benefits to which Employee (or his estate or beneficiary(s)) may be entitled as a result of termination of his employment on account of Disability or death. The payments under this Agreement shall fully discharge all responsibilities of the Corporation to the Employee upon termination of the
Employee's employment. This Section 11 applies, without limitation, to any termination of employment initiated by the Employee (except an Employee-initiated termination that is described in Paragraph (2) of Section 10(a)) or a termination of employment caused by Disability, Cause or the Employee's death.

Section 12: Definition of Change in Control

For all purposes under this Agreement, "Change in Control" shall mean a "Change in Control" or "Corporate Transaction," as those terms are defined in the Glenborough Realty Trust Incorporated 1996 Stock Incentive Plan as in effect on the date this Agreement is executed.

FOURTH PART: SECTION 280G PAYMENTS

Section 13:  Gross-Up Payment.

In the event it is determined that any payment or distribution of any type to or for the benefit of the Employee, pursuant to this Agreement or otherwise, by the Corporation, any Person who acquires ownership or effective control of the Corporation, or ownership of a substantial portion of the assets of the Corporation (within the meaning of section 280G of the Code and the regulations thereunder) or any affiliate of such Person (the "Total Payments") would be subject to the excise tax imposed by section 4999 of the Code or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest and penalties, are collectively referred to as the "Excise Tax"), then the Employee shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that, after payment by the Employee of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax, imposed upon the Gross-Up Payment, the Employee retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Total Payments.

Section 14:  Determination by Accountant

All mathematical determinations and determinations as to whether any of the Total Payments are "parachute payments" (within the meaning of section 280G of the Code), in each case which determinations are required to be made under this
Section 14, including whether a Gross-Up Payment is required, the amount of such Gross-Up Payment, and amounts relevant to the last sentence of this Section 14, shall be made by an independent accounting firm selected by the Employee from among the largest four accounting firms in the United States (the "Accounting Firm"). The Accounting Firm shall provide to the Corporation and to the Employee its determination (the "Determination"), together with detailed supporting calculations regarding the amount of any Gross-Up Payment and any other relevant matter, within ten days after termination of the Employee's employment, if applicable, or at such earlier time following termination of employment as is requested by the Employee (if the Employee reasonably believes that any of the Total Payments may be subject to the Excise Tax). If the Accounting Firm determines that no Excise Tax is payable by the Employee, it shall furnish the Employee with a written statement that such Accounting Firm has concluded that no Excise Tax is payable (including the reasons therefor) and that the Employee has substantial authority not to report any Excise Tax on the Employee's federal income tax return. If a Gross-Up Payment is determined to be payable, it shall be paid to the Employee within ten days after the Determination is delivered to the Corporation or the Employee. Any determination by the Accounting Firm shall be binding upon the Corporation and the Employee, absent manifest error.

As a result of uncertainty in the application of section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments not made by the Corporation and members of the Corporation should have been made ("Underpayment"), or that Gross-Up Payments will have been made by the Corporation and members of the Corporation that should not have been made ("Overpayments"). In either such event, the Accounting Firm shall determine the amount of the Underpayment or Overpayment that has occurred. In the case of an Underpayment, the Corporation promptly shall pay, or cause to be paid, the amount of such Underpayment to or for the benefit of the Employee. In the case of an Overpayment, the Employee shall, at the direction and expense of the Corporation, take such steps as are reasonably necessary (including the filing of returns and claims for refund), follow reasonable instructions from, and procedures established by, the Corporation, and otherwise reasonably cooperate with the Corporation to correct such Overpayment; provided, however, that (1) Employee shall not in any event be obligated to return to the Corporation an amount greater than the net after-tax portion of the Overpayment that he has retained or recovered as a refund from the applicable taxing authorities and (2) this provision shall be interpreted in a manner consistent with the intent of Section 13, which is to make the Employee whole, on an after-tax basis, from the application of the Excise Tax, it being understood that the correction of an Overpayment may result in the Employee repaying to the Corporation an amount that is less than the Overpayment.

FIFTH PART: TRADE SECRETS, SUCCESSORS, MISCELLANEOUS PROVISIONS, SIGNATURE PAGE

Section 15:  Confidential Information

     (a) Acknowledgement. The Corporation and the Employee acknowledge that the services to be performed by the Employee under this Agreement are unique and extraordinary and that, as a result of the Employee's employment, the Employee will be in a relationship of confidence and trust with the Corporation and will come into possession of "Confidential Information" (1) owned or controlled by the Corporation, (2) in the possession of the Corporation and belonging to third parties or (3) conceived, originated, discovered or developed, in whole or in part, by the Employee. As used herein "Confidential Information includes trade secrets and other confidential or proprietary business, technical, personnel or financial information, whether or not the Employee's work product, in written, graphic, oral or other tangible or intangible forms, including but not limited to specifications, samples, records, data, computer programs, drawings, diagrams, models, customer names, ID's or e-mail addresses, business or marketing plans, studies, analyses, projections and reports, communications by or to attorneys (including attorney-client privileged communications), memos and other materials prepared by attorneys or under their direction (including attorney work product), and software systems and processes. Any information that is not readily available to the public shall be considered to be a trade secret and confidential and proprietary, even if it is not specifically marked as such, unless the Corporation advises the Employee otherwise in writing.

     (b) Nondisclosure. The Employee agrees that the Employee will not, without the prior written consent of the Corporation, directly or indirectly use or disclose Confidential Information to any person, during or after the Employee's employment, except as may be necessary in the ordinary course of performing the Employee's duties under this Agreement. The Employee will keep the Confidential Information in strictest confidence and trust. This Section 15 shall apply indefinitely, both during and after the term of this Agreement.

     (c) Surrender Upon Termination. The Employee agrees that in the event of the termination of the Employee's employment for any reason, the Employee will immediately deliver to the Corporation all property belonging to the Corporation, including all documents and materials of any nature pertaining to the Employee's work with the Corporation, and will not take with the Employee any documents or materials of any description, or any reproduction thereof of any description, containing or pertaining to any Confidential Information. It is understood that the Employee is free to use information that is in the public domain (not as a result of a breach of this Agreement).

Section 16:  Successors

     (a) Corporation's Successors. The Corporation shall require any successor (whether direct or indirect and whether by purchase, lease, merger, consolidation, liquidation or otherwise) to all or substantially all of the Corporation's business and/or assets, by an agreement in substance and form satisfactory to the Employee, to assume this Agreement and to agree expressly to perform this Agreement in the same manner and to the same extent as the Corporation would be required to perform it in the absence of a succession. The Corporation's failure to obtain such agreement prior to the effectiveness of a succession shall be a breach of this Agreement and shall entitle the Employee to all of the compensation and benefits to which the Employee would have been entitled hereunder if the Corporation had involuntarily terminated the Employee's employment without Cause or Disability, on the date when such succession becomes effective. For all purposes under this Agreement, the term "Corporation" shall include any successor to the Corporation's business and/or assets that executes and delivers the assumption agreement described in this Subsection (a) or that becomes bound by this Agreement by operation of law.

     (b) Employee's Successors. This Agreement and all rights of the Employee hereunder shall inure to the benefit of, and be enforceable by, the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

Section 17:  Miscellaneous Provisions

     (a) Waiver. No provision of this Agreement shall be modified, waived or discharged unless the modification, waiver or discharge is agreed to in writing and signed by the Employee and by an authorized officer of the Corporation (other than the Employee). No waiver by either party of any breach of, or of compliance with, any condition or provision of this Agreement by the other party shall be considered a waiver of any other condition or provision or of the same condition or provision at another time.

     (b) Whole Agreement. No agreements, representations or understandings (whether oral or written and whether express or implied), other than stock option agreements and indemnity agreements, that are not expressly set forth in this Agreement have been made or entered into by either party with respect to the subject matter hereof. In addition, the Employee hereby acknowledges and agrees that this Agreement supersedes in its entirety any employment agreement between the Employee and the Corporation in effect immediately prior to the effective date of this Agreement. As of the effective date of this Agreement, such employment agreement shall terminate without any further obligation by either party thereto, and the Employee hereby relinquishes any further rights that the Employee may have had under such prior employment agreement.

     (c) Notice. Notices and all other communications contemplated by this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by U.S. registered or certified mail, return receipt requested and postage prepaid. In the case of the Employee, mailed notices shall be addressed to the Employee at the home address that the Employee most recently communicated to the Corporation in writing. In the case of the Corporation, mailed notices shall be addressed to its corporate headquarters, and all notices shall be directed to the attention of its Chief Executive Officer.

     (d) No Setoff. There shall be no right of setoff or counterclaim, with respect to any claim, debt or obligation, against payments to the Employee under this Agreement.

     (e)  Choice  of  Law.  The  validity,   interpretation,   construction  and
performance of this Agreement shall be governed by the laws of the State of California, irrespective of California's choice-of-law principles.

     (f) Severability. The invalidity or unenforceability of any provision or provisions of this Agreement shall not affect the validity or enforceability of any other provision hereof, which shall remain in full force and effect.

     (g) Arbitration. Except as otherwise provided in Section 14, any dispute or controversy arising out of the Employee's employment or the termination thereof, including, but not limited to, any claim of discrimination under state or federal law, shall be settled exclusively by arbitration in San Mateo, California, in accordance with the rules of the American Arbitration Association then in effect; provided, however, that in the event of a claimed violation of
Section 15, the Corporation may seek injunctive relief in order to prevent irreparable injury or preserve the status quo. Judgment may be entered on the arbitrator's award in any court having jurisdiction and attorney fees will be awarded to the prevailing party.

     (h) No Assignment of Benefits. The rights of any person to payments or benefits under this Agreement shall not be made subject to option or assignment, either by voluntary or involuntary assignment or by operation of law, including (without limitation) bankruptcy, garnishment, attachment or other creditor's process, and any action in violation of this Subsection (i) shall be void.

     (i) Employment Taxes. All payments made pursuant to this Agreement shall be subject to withholding of applicable taxes.

     (j) Benefit Coverage Non-Additive. In the event that the Employee is entitled to life insurance and health plan coverage under more than one provision hereunder, only one provision shall apply, and neither the periods of coverage nor the amounts of benefits shall be additive.

IN WITNESS WHEREOF, each of the parties has executed this Agreement, in the case of the Corporation by its duly authorized officer, as of the day and year first above written. Employee has consulted (or has had the opportunity to consult) with his own counsel prior to execution of this Agreement.



                                         ______________________________
                                                    Employee


                                         GLENBOROUGH REALTY TRUST INCORPORATED



                                         By __________________________

                                         Its _________________________

Exhibit 12.1

GLENBOROUGH REALTY TRUST INCORPORATED
Computation of Ratios
For the five years ended December 31, 1997
and the three months ended March 31, 1998

                                                GRT Predecessor Entities, Combined                     The Company
                                              ----------------------------------------   -----------------------------------------
                                                                                                                         Three
                                                                                                                        Months
                                                                                                                         Ended
                                                                Twelve Months Ended December 31,                       March 31,
                                              ---------------------------------------------------------------------   ------------
                                                 1993           1994          1995          1996          1997           1998
                                              ------------   -----------   ------------  ------------  ------------   ------------
EARNINGS, AS DEFINED

Net Income (Loss) before Preferred Dividends     4,418          1,580            524        (1,609)       19,368         12,213
Extraordinary and non-recurring items           (2,274)            --             --         7,423           843             --
Federal & State income taxes                        24            176            357            --            --             --
Minority Interest                                    5             43             --           292         1,119            678
Fixed Charges                                    1,301          1,140          2,129         3,913         9,668          9,145
                                              ------------   -----------   ------------  ------------  ------------   ------------

                                                 3,474          2,939          3,010        10,019        30,998         22,036
                                              ------------   -----------   ------------  ------------  ------------   ------------

FIXED CHARGES AND PREFERRED
  DIVIDENDS, AS DEFINED

Interest Expense                                 1,301          1,140          2,129         3,913         9,668          9,145
Preferred Dividends                                 --             --             --            --            --          3,910
                                              ------------   -----------   ------------  ------------  ------------   ------------
                                                 1,301          1,140          2,129         3,913         9,668         13,055

RATIO OF EARNINGS TO FIXED CHARGES                2.67           2.58           1.41          2.56          3.21           2.41
                                              ------------   -----------   ------------  ------------  ------------   ------------

RATIO OF EARNINGS TO FIXED CHARGES
  AND PREFERRED DIVIDENDS                         2.67           2.58           1.41          2.56          3.21           1.69
                                              ------------   -----------   ------------  ------------  ------------   ------------