Form 10-Q/A
period 1997-09-30
GLENBOROUGH REALTY TRUST INC
filed 1998-06-17
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                                 AMENDMENT NO. 1


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

                                EXPLANATORY NOTE

The undersigned Registrant hereby amends Item 6 - Exhibits and Reports on Form 8-K of its quarterly report on Form 10-Q for the quarter ended September 30, 1997 for the sole purpose of restating the Financial Data Schedule exhibit. Such restatement reflects an accounting principle change and is attached hereto as
Exhibit 27.1 and is entitled "Restated Financial Data Schedule".

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


                      GLENBOROUGH REALTY TRUST INCORPORATED




                   By: Glenborough Realty Trust Incorporated,



      Date:  June 12, 1998                     /s/ Andrew Batinovich
                                               Andrew Batinovich
                                               Director, President
                                               and Chief Operating Officer
                                               (Principal Operating Officer)





      Date:  June 12, 1998                     /s/ Terri Garnick
                                               Terri Garnick
                                               Senior Vice President,
                                               Chief Accounting Officer,
                                               Treasurer
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.          Exhibit Title

27.1                 Restated Financial Data Schedule