Form 10-Q
period 1998-06-30
GLENBOROUGH REALTY TRUST INC
filed 1998-08-14
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                                      Name of Exchange
      Title of each class:                          on which registered:
Common Stock, $.001 par value                      New York Stock Exchange
7.75% Series A Convertible
Preferred Stock, $.001 par value                   New York Stock Exchange

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

                                   Yes X No___


As of August 14, 1998, 31,702,947 shares of Common Stock ($.001 par value) and 11,500,000 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value) were outstanding.

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED

                                                                        Page No.
PART I    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements of Glenborough Realty Trust Incorporated (Unaudited except for the Consolidated Balance Sheet at December 31, 1997):

            Consolidated Balance Sheets at June 30, 1998 and
            December 31, 1997                                                  4

            Consolidated Statements of Operations for the six months
            ended June 30, 1998 and 1997                                       5

            Consolidated Statements of Operations for the three months
            ended June 30, 1998 and 1997                                       6

            Consolidated Statement of Stockholders' Equity for the six
            months ended June 30, 1998                                         7

            Consolidated Statements of Cash Flows for the six months
            ended June 30, 1998 and 1997                                     8-9

            Notes to Consolidated Financial Statements                     10-21

          Consolidated Financial Statements of Glenborough Hotel Group (Unaudited except for the Consolidated Balance Sheet at December 31, 1997):

            Consolidated Balance Sheets at June 30, 1998 and
            December 31, 1997                                                 22

            Consolidated Statements of Income for the six months ended
            June 30, 1998 and 1997                                            23

            Consolidated Statements of Income for the three months ended
            June 30, 1998 and 1997                                            24

            Consolidated Statement of Stockholders' Equity for the six
            months ended June 30, 1998                                        25

            Consolidated Statements of Cash Flows for the six months
            ended June 30, 1998 and 1997                                      26

            Notes to Consolidated Financial Statements                     27-29

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

            Glenborough Realty Trust Incorporated                          30-36

            Glenborough Hotel Group                                        37-38

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                39-40

Item 2.   Changes in Securities                                            40-41

Item 4.   Submission of Matters to a Vote of Security Holders                 41

Item 5.   Other Information                                                   41

Item 6.   Exhibits and Reports on Form 8-K                                    42

SIGNATURES                                                                    43

EXHIBIT INDEX                                                                 44

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                                        GLENBOROUGH REALTY TRUST INCORPORATED
                                             CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share amounts)


                                                                               June 30,            December 31,
                                                                                 1998                  1997
                                                                             (Unaudited)             (Audited)
                                                                            --------------         -------------
ASSETS
     Rental property, net of accumulated depreciation of
       $61,182 and $41,213 in 1998 and 1997, respectively                   $   1,698,554          $    825,218
     Investments in Associated Companies                                           11,134                10,948
     Mortgage loans receivable                                                     41,269                 3,692
     Cash and cash equivalents                                                      7,028                 5,070
     Other assets                                                                  77,790                20,846
                                                                            ---------------        -------------

         TOTAL ASSETS                                                       $   1,835,775          $    865,774
                                                                            ===============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgage loans                                                         $     451,084          $    148,139
     Unsecured senior notes                                                       150,000                    --
     Unsecured loan                                                               142,170                    --
     Unsecured bank line                                                          125,152                80,160
     Other liabilities                                                             29,786                11,091
                                                                            ---------------        -------------
       Total liabilities                                                          898,192               239,390
                                                                            ---------------        -------------

Commitments and contingencies                                                          --                    --

Minority interest                                                                  89,992                46,261

Stockholders' Equity:
     Common stock, 31,685,322 and 31,547,256 shares issued
       and outstanding at June 30, 1998 and
       December 31, 1997, respectively                                                 31                    31
     Preferred stock, 11,500,000 shares issued and outstanding
       at June 30, 1998                                                                11                    --
     Additional paid-in capital                                                   865,286               593,702
     Deferred compensation                                                           (226)                 (210)
     Retained earnings (deficit)                                                  (17,511)              (13,400)
                                                                            ---------------        -------------
       Total stockholders' equity                                                 847,591               580,123
                                                                            ---------------        -------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                        $   1,835,775          $    865,774
                                                                            ===============        =============

           See accompanying notes to consolidated financial statements


                                       GLENBOROUGH REALTY TRUST INCORPORATED
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  For the six months ended June 30, 1998 and 1997
                                      (in thousands, except per share amounts)
                                                    (Unaudited)

                                                                               1998                        1997
                                                                           --------------              -------------
REVENUE
     Rental revenue                                                        $      97,582               $     19,691
     Fees and reimbursements from affiliate                                        1,232                        367
     Interest and other income                                                       603                        613
     Equity in earnings of Associated Companies                                    1,061                        603
     Net gain on sales of rental properties                                        2,139                        570
     Gain on collection of mortgage loan receivable                                   --                        652
                                                                           --------------              -------------
       Total revenue                                                             102,617                     22,496
                                                                           --------------              -------------

EXPENSES
     Property operating expenses                                                  30,589                      6,045
     General and administrative                                                    4,825                      1,374
     Depreciation and amortization                                                20,943                      4,044
     Interest expense                                                             18,852                      3,800
                                                                           --------------              -------------
       Total expenses                                                             75,209                     15,263
                                                                           --------------              -------------

Income from operations before minority interest                                   27,408                      7,233

   Minority interest                                                              (1,274)                      (629)
                                                                           ---------------             -------------

Net income                                                                 $      26,134               $      6,604
                                                                           --------------              -------------

Preferred dividend requirement                                                   (9,480)                         --
                                                                           --------------              -------------

Net income available to Common Stockholders                                $     16,654                $      6,604
                                                                           ==============              =============

Basic Earnings Per Share Data:

Net income available to Common Stockholders                                $       0.53                $      0.57
                                                                           ==============              =============

Basic weighted average shares outstanding                                    31,598,648                 11,647,479
                                                                           ==============              =============

Diluted Earnings Per Share Data:

Net income available to Common Stockholders                                $       0.52                $      0.56
                                                                           ==============              =============

Diluted weighted average shares outstanding                                  34,612,985                 11,852,810
                                                                           ==============              =============

           See accompanying notes to consolidated financial statements


                                       GLENBOROUGH REALTY TRUST INCORPORATED
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 For the three months ended June 30, 1998 and 1997
                                      (in thousands, except per share amounts)
                                                    (Unaudited)

                                                                               1998                        1997
                                                                           --------------              -------------
REVENUE
     Rental revenue                                                        $      51,619               $     11,784
     Fees and reimbursements from affiliate                                          759                        180
     Interest and other income                                                       246                        269
     Equity in earnings of Associated Companies                                      709                        458
     Net gain on sales of rental properties                                          693                        570
     Gain on collection of mortgage loan receivable                                   --                        498
                                                                           --------------              -------------
       Total revenue                                                              54,026                     13,759
                                                                           --------------              -------------

EXPENSES
     Property operating expenses                                                  16,265                      3,663
     General and administrative                                                    2,603                        723
     Depreciation and amortization                                                10,934                      2,507
     Interest expense                                                              9,707                      2,227
                                                                           --------------              -------------
       Total expenses                                                             39,509                      9,120
                                                                           --------------              -------------

Income from operations before minority interest                                   14,517                      4,639

   Minority interest                                                                (596)                      (398)
                                                                           ---------------             -------------

Net income                                                                 $      13,921               $      4,241
                                                                           --------------              -------------

Preferred dividend requirement                                                   (5,570)                         --
                                                                           --------------              -------------

Net income available to Common Stockholders                                $      8,351                $     4,241
                                                                           ==============              =============

Basic Earnings Per Share Data:

Net income available to Common Stockholders                                $       0.26                $      0.32
                                                                           ==============              =============

Basic weighted average shares outstanding                                    31,648,041                 13,188,504
                                                                           ==============              =============

Diluted Earnings Per Share Data:

Net income available to Common Stockholders                                $       0.26                $      0.32
                                                                           ==============              =============

Diluted weighted average shares outstanding                                  34,868,905                 13,432,442
                                                                           ==============              =============

           See accompanying notes to consolidated financial statements

                                               GLENBOROUGH REALTY TRUST INCORPORATED
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               For the six months ended June 30, 1998
                                                           (in thousands)
                                                            (Unaudited)

                                           Common Stock        Preferred Stock
                                       --------------------- -------------------
                                                                                  Additional     Deferred     Retained
                                                    Par                   Par      Paid-in        Compen-     Earnings
                                        Shares     Value     Shares      Value     Capital        sation      (Deficit)      Total
                                       ---------------------------------------------------------------------------------------------

Balance at December 31, 1997            31,547     $  31    $    --     $  --   $   593,702    $    (210)   $  (13,400)  $  580,123

Issuance of preferred stock, net of
    offering costs of $12,885               --        --     11,500        11       274,604           --            --      274,615

Issuance of common stock related to
acquisitions                                --        --         --        --         3,389           --            --        3,389

Exercise of stock options                    1        --         --        --            10           --            --           10

Amortization of deferred compensation       --        --         --        --            --           46            --           46

Issuance of common stock to director         2        --         --        --            62          (62)           --           --

Unrealized gain on marketable
    securities                              --        --         --        --            --           --           165          165

Adjustment to fair value of minority
    interest                                --        --         --        --        (6,481)          --            --       (6,481)

Distributions                               --        --         --        --            --           --       (30,410)     (30,410)

Net income                                  --        --         --        --            --           --        26,134       26,134
                                       ---------------------------------------------------------------------------------------------

Balance at June 30, 1998                31,550     $  31     11,500     $  11   $   865,286    $    (226)   $  (17,511)  $  847,591
                                       =============================================================================================

           See accompanying notes to consolidated financial statements

                                      GLENBOROUGH REALTY TRUST INCORPORATED
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the six months ended June 30, 1998 and 1997
                                                 (in thousands)
                                                   (Unaudited)



                                                                            1998                        1997
                                                                       ---------------             ---------------
Cash flows from operating activities:
     Net income                                                        $       26,134              $        6,604
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                                         20,943                       4,044
         Amortization of loan fees, included in
           interest expense                                                       592                         128
         Minority interest in income from operations                            1,274                         629
         Equity in earnings of Associated
           Companies                                                           (1,061)                       (603)
         Gain on collection of mortgage loan receivable                            --                        (652)
         Net gain on sales of rental properties                                (2,139)                       (570)
         Amortization of deferred compensation                                     46                          95
         Changes in certain assets and liabilities, net                       (13,186)                     (1,102)
                                                                       ---------------             ---------------

           Net cash provided by operating activities                           32,603                       8,573
                                                                       ---------------             ---------------

Cash flows from investing activities:
     Net proceeds from sales of rental properties                              37,804                      11,889
     Additions to rental property                                            (570,536)                   (144,157)
     Additions to mortgage loans receivable                                   (38,084)                     (2,344)
     Principal receipts on mortgage loans receivable                              507                       9,354
     Distributions from Associated Companies                                      875                       1,178
     Other investments (included in other assets)                             (26,006)                         --
                                                                       ---------------             ---------------

           Net cash used for investing activities                            (595,440)                   (124,080)
                                                                       ---------------             ---------------




                                    continued

           See accompanying notes to consolidated financial statements

                                     GLENBOROUGH REALTY TRUST INCORPORATED
                               CONSOLIDATED STATEMENTS OF CASH FLOWS -- continued
                                For the six months ended June 30, 1998 and 1997
                                                (in thousands)
                                                  (Unaudited)


                                                                            1998                      1997
                                                                       ---------------            --------------
Cash flows from financing activities:
     Proceeds from borrowings                                          $     530,321              $     166,675
     Repayment of borrowings                                                (207,741)                  (107,371)
     Distributions to minority interest holders                               (2,000)                      (525)
     Distributions                                                           (30,410)                    (7,314)
     Exercise of stock options                                                    10                         --
     Proceeds from issuance of preferred stock, net of
         offering costs                                                      274,615                     66,039
                                                                       ---------------            --------------

         Net cash provided by financing activities                           564,795                    117,504
                                                                       ---------------            --------------

Net increase in cash and cash equivalents                                      1,958                      1,997

Cash and cash equivalents at beginning of period                               5,070                      1,355
                                                                       ---------------            --------------

Cash and cash equivalents at end of period                             $       7,028              $       3,352
                                                                       ===============            ==============

Supplemental disclosure of cash flow information:

     Cash paid for interest                                            $      12,165              $       3,539
                                                                       ===============            ==============

Supplemental disclosure of Non-Cash Investing and Financing
     Activities:

     Acquisition of real estate through assumption of first
         trust deed notes payable                                      $     317,527              $      17,486
                                                                       ===============            ==============

     Acquisition of real estate through issuance of shares
         of common stock and Operating Partnership units               $      41,365              $       7,351
                                                                       ===============            ==============

           See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1998

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

Subsequent to the Consolidation on December 31, 1995, and through June 30, 1998, the following Common Stock transactions occurred: (i) 37,000 shares of Common Stock were issued to officers and directors as stock compensation; (ii) 25,446,000 shares were issued in four separate public equity offerings; (iii) 448,172 shares were issued in connection with various acquisitions; (iv) 500 shares were issued in connection with the exercise of employee stock options; and (v) 59 shares were retired, resulting in total shares of Common Stock issued and outstanding at June 30, 1998, of 31,685,322. Fully converted shares of common stock issued and outstanding (including 3,843,956 partnership units in the Operating Partnership) totaled 35,529,278 at June 30, 1998.

In January 1998, the Company completed a public offering of 11,500,000 shares of 7.75% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The shares are convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Shares of Preferred Stock issued and outstanding at June 30, 1998 totaled 11,500,000.

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

The Company, through several subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a 88.15% limited partner interest at June 30, 1998, is Glenborough Properties, L.P. (the "Operating Partnership"). As of June 30, 1998, the Operating Partnership, directly and through various subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 179 real estate projects.

As of June 30, 1998, the Company also holds 100% of the non-voting preferred stock of the following two Associated Companies (the "Associated Companies"):

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1998

     Glenborough Hotel Group ("GHG"), through June 1998, leased the five Country Suites by Carlson hotels owned by the Company and operated them for its own account. In June 1998, as discussed further below, two of the hotels were sold and three of the hotels have been leased to another operator. GHG also operated two Country Suites by Carlson hotels through June 30, 1998, and two resort condominium hotels through April 30, 1998, under separate contracts.

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements present the consolidated financial position of the Company as of June 30, 1998, and December 31, 1997, and the consolidated results of operations and cash flows of the Company for the six months ended June 30, 1998 and 1997. All intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of June 30, 1998, and for the period then ended.

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

Investments in Real Estate
Investments in real estate are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Company's plans for the continued operation of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building. The fulfillment of the Company's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company's properties could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1998

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

Marketable Securities
In accordance  with  Statement of Financial  Accounting  Standards No. 115 (SFAS
115), "Accounting for Certain Investments in Debt and Equity Securities," the Company records its marketable securities at fair value. Accordingly, unrealized gains and losses on these securities are reported as a separate component of stockholders' equity and realized gains and losses are included in net income. As of June 30, 1998, marketable securities with a fair value of approximately $26,000,000 were included in other assets on the accompanying consolidated balance sheet.

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

Minority Interest
Minority interest represents the 10.85% limited partner interests in the Operating Partnership not held by the Company.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1998

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

For the six months ended June 30, 1998, no tenants represented 10% or more of rental revenue of the Company.

Fees and reimbursement revenue consists of property management fees, overhead administration fees, and transaction fees from the acquisition, disposition, refinancing, leasing and construction supervision of real estate.

Revenues are recognized only after the Company is contractually entitled to receive payment, after the services for which the fee is received have been provided, and after the ability and timing of payments are reasonably assured and predictable.

Scheduled rent increases are based primarily on the Consumer Price Index or a similar factor. Material incentives paid, if any, by the Company to a tenant are amortized as a reduction of rental income over the life of the related lease.

The Company recognizes contingent rental income after the related target is achieved, consistent with EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods."

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

Note 3.   INVESTMENTS IN REAL ESTATE

In June 1998, the Company acquired a portfolio of multi-family properties (the "Galesi Portfolio") from the Galesi Group, a privately owned company. The Galesi Portfolio includes 21 properties with 6,536 units located primarily in Houston, Austin, Dallas and San Antonio. Four properties are located outside of Texas: two in Atlanta, one in Nashville and one in Colorado Springs. The total acquisition cost, including capitalized costs, was approximately $275.8 million, comprising: (i) approximately $169.4 million of net assumed debt (including an unamortized premium totaling approximately $3.1 million, which results in an effective interest rate on these instruments of 6.75%); (ii) approximately $21.2 million of equity in the form of 806,393 partnership units in the Operating Partnership (based on an agreed per unit value of $26.2315); and (iii) the balance in cash. The cash portion was financed through advances under a $150 million Bridge Loan from a commercial bank as discussed in Note 6.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1998

In June 1998, the Company acquired a 133,090 square foot office property and a 229,352 square foot industrial property, both located in northern New Jersey (the "Donau/Gruppe Portfolio") from a German partnership. The total acquisition cost, including capitalized costs, was approximately $28.5 million, which was comprised of: (i) approximately $10.5 million of assumed debt; and (ii) the balance in cash. The cash portion was financed through advances under a $150 million Bridge Loan from a commercial bank. In addition, the Company is under contract to acquire from the seller another 85,765 square foot office building for $12.4 million. This acquisition is expected to close in August 1998.

In June 1998, the Company acquired a 263,610 square foot office/flex property located in Indianapolis, Indiana (the "Covance Property") from Eaton & Lauth. The total acquisition cost, including capitalized costs, was approximately $16.5 million, comprising: (i) approximately $4 million of equity in the form of 161,492 partnership units in the Operating Partnership (based on an agreed per unit value of $25.00); (ii) approximately $220,000 of equity in the form of 8,802 shares of Common Stock of the Company (based on an agreed per share value of $25.00); and (iii) the balance in cash. The cash portion was financed through advances under the Acquisition Credit Facility.

In June 1998, the Company sold two hotel properties for $6,100,000. The sales generated a net gain of approximately $253,000 and net proceeds of approximately $2,327,000. In conjunction with the sale of one of the hotels, the Company agreed to loan $3,600,000 to the buyer for a term of six months at a fixed interest rate of 9% (see Note 5). As the buyer contributed cash (approximately $460,000) to the purchase of this hotel, the historical operations of the hotel are sufficient to service the loan and the Company has no other continuing obligations or involvement with this property, the Company recognized the sale under the full accrual method of accounting.

In May 1998, the Company  acquired a 125,507  square foot office  building and a
5.45 acre parcel of land located in Omaha, Nebraska ("One and Three Pacific") from Shorenstein Company, L.P. The total acquisition cost, including capitalized costs, was approximately $20.1 million which was paid entirely in cash, including cash from borrowings under the Acquisition Credit Facility and proceeds from the sales of two office/flex properties as discussed above.

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

In April 1998, the Company sold an office/flex property for $3,600,000. The sale generated a net gain of approximately $452,000 and net proceeds of approximately $1,571,000. The proceeds from the sale were deposited into a deferred exchange account and were applied to the acquisition of One and Three Pacific on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1998

including capitalized costs, was approximately $34.7 million and was paid in cash, including cash from borrowings under the Acquisition Credit Facility.

In March 1998, the Company sold an office/flex property for $1,368,000. The sale generated a net gain of approximately $106,000 and net proceeds of approximately $696,000. The proceeds from the sale were deposited into a deferred exchange account and were applied to the acquisition of One and Three Pacific (as defined below) on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code.

In February 1998, the Company acquired a 161,468 square foot office complex ("Capitol Center") located in Des Moines, Iowa. The total acquisition cost, including capitalized costs, was approximately $12.3 million, comprising: (i) $116,000 in the form of 3,874 partnership units in the Operating Partnership (based on an agreed per unit value of $30.00) and (ii) the balance in cash.

In February 1998, the Company sold an industrial property for $930,000. The sale generated a net gain of approximately $246,000 and net proceeds of approximately $359,000. The proceeds from the sale were deposited into a deferred exchange account and were applied to the acquisition of 400 El Camino Real on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code.

In 1997, the Company issued approximately $14.1 million in the form of 433,362 partnership units in the Operating Partnership and 72,564 shares of Common Stock (based on an agreed per unit and per share value of $27.896, respectively, which was equal to the average closing price of the Company's Common Stock for the ten business days preceding the closing) and paid approximately $200,000 in cash to acquire all of the limited partnership interests of GRC Airport Associates, a California limited partnership ("GRCAA"). GRCAA's sole asset consisted of one industrial property ("Skypark") that was subject to a binding sales agreement. By virtue of interests held directly or indirectly in GRCAA, Robert Batinovich received consideration of approximately $2.2 million and GC (as defined in Note
1) received consideration of approximately $1.7 million for the GRCAA limited partnership interests in the form of partnership units in the Operating Partnership. Consistent with the Company's Board of Directors' policy, neither Robert Batinovich nor Andrew Batinovich voted when the Board of Directors considered and acted to approve this transaction. In February 1998, the sale of the Skypark property was completed for a price of $22 million. This sale generated a net gain of approximately $134,000 and net proceeds of approximately $14.1 million. The proceeds from the sale of the property were deposited into a deferred exchange account and were applied to the acquisition of 400 El Camino Real on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code.

In  January  1998,  the  Company  acquired a  portfolio  of 13  suburban  office properties and one office/flex property (the "Windsor Portfolio") located in eight states. The Company acquired the Windsor Portfolio from Windsor Realty Fund II, L.P., of which Windsor Advisor, LLC is the general partner and DuPont Pension Fund Investments and Gid/S&S Limited Partnership are limited partners, and other entities affiliated with Windsor Realty Fund II, L.P. The Windsor Portfolio properties aggregate 3,383,240 net rentable square feet, located in the eastern and mid-western United States and are concentrated in suburban Washington, D.C., Chicago, Atlanta, Boston, Philadelphia, Tampa, Florida and Cary, North Carolina. The total acquisition cost, including capitalized costs, was approximately $423.2 million, comprised of (i) approximately $167.2 million in assumption of debt; (ii) $150.0 million in borrowings under a $150 million loan agreement with a commercial bank (the "Interim Loan" as defined in Note 6); and (iii) the balance in cash, including cash from borrowings under the Acquisition Credit Facility (as defined in Note 6). Subsequent to the acquisition, approximately $68 million of the assumed debt was paid off with proceeds from the January 1998 Convertible Preferred Stock Offering (as defined in Note 1).

In January 1998, the Company sold a multi-family property for $4.95 million. This sale generated a net gain of approximately $948,000 and net proceeds of approximately $2.1 million. The proceeds from the sale were deposited into a deferred exchange account and were applied to the acquisition of 400 El Camino Real (as defined below) on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1998

The Company has entered into a definitive agreement to sell the Shannon Crossing retail property for $9.3 million. The property is currently undergoing a $6.2 million renovation and expansion. As of the date of this filing, approximately $2.6 million of the project budget for the renovation and expansion has been funded. The sale of Shannon Crossing will not be completed until the first quarter of 1999.

The Company has entered into three short-term lease agreements on the hotel properties located in Arlington, Texas, Tucson, Arizona and Ontario, California, with three prospective purchasers of these properties. These prospective purchasers have entered into purchase agreements for these properties, with closing dates of December 30, 1998. These leases all terminate on that closing date for the sale of the properties.

Note 4.   INVESTMENTS IN ASSOCIATED COMPANIES

The Company owns 100% of the non-voting preferred stock and none of the voting stock of each of the Associated Companies (as defined in Note 1). The investments in the Associated Companies are accounted for using the equity method as the Company does not control the entities. The Company records earnings on its investments in the Associated Companies equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based on cash flow allocation percentages. Distributions received from the Associated Companies are recorded as a reduction of the Company's investments.

As of June 30, 1998, the Company had the following investments in the Associated Companies (in thousands):

                                            GC             GHG           Total
                                        ---------      ----------     ---------
Investment at December 31, 1997         $   8,519      $   2,429      $  10,948

Distributions                                (758)          (117)          (875)

Equity in earnings                            850            211          1,061
                                        ---------      ----------     ----------
Investment at June 30, 1998             $   8,611      $   2,523      $  11,134
                                        =========      ==========     ==========

Note 5.   MORTGAGE LOANS RECEIVABLE

The Company's mortgage loans receivable consist of the following as of June 30, 1998, and December 31, 1997 (dollars in thousands):

                                                                                     1998                    1997
                                                                                ---------------        ---------------
Note  secured by an  industrial  property  in Los  Angeles,  CA,  with a fixed interest rate of 9% and a maturity  date of June 2001.  This note was paid off
early in June 1998.                                                                $        --            $       507

Note secured by an office property in Phoenix,  AZ, with a fixed interest rate of 11% and a maturity date of November 1999.  The  Partnership is committed to
additional   advances   totaling  $530  as  of  June  30,  1998,   for  tenant
improvements and other leasing costs.                                                    3,320                  3,185

Note secured by a hotel property in Dallas,  TX, with a fixed interest rate of
9%, monthly interest-only payments and a maturity date of December 1998.                 3,600                     --

Note  secured by land  located in Aurora,  CO, with a fixed  interest  rate of
13%, quarterly interest-only payments and a maturity date of July 2005.                 34,349                     --
                                                                                ---------------        ---------------

Total                                                                              $    41,269            $     3,692
                                                                                ===============        ===============

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1998

Note 6.   SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, unsecured notes and notes payable outstanding as of June 30, 1998, and December 31, 1997 (dollars in thousands):

                                                          1998           1997
                                                       ----------    -----------

Unsecured  $250,000  line  of  credit  with a bank
("Acquisition  Credit  Facility")  with a variable
interest rate ranging between LIBOR plus 1.10% and
LIBOR plus 1.30% (6.89% and 7.07% at June 30, 1998
and  December  31,  1997,  respectively),  monthly
interest  only  payments  and a  maturity  date of
December 22,  2000,  with one option to extend for
10 years.                                              $ 125,152     $  80,160

Unsecured  loan with a bank ("$150  Million Bridge
Loan") with a variable interest rate of LIBOR plus
1.3% (6.99% at June 30,  1998),  monthly  interest
only  payments and a maturity date of December 31,
1998. See below for further discussion.                  142,170            --

Secured  loan  with a bank  with a fixed  interest
rate of  7.50%,  monthly  principal  and  interest
payments of $443 and a maturity date of October 1,
2022. The loan is secured by ten  properties  with
an aggregate  net  carrying  value of $110,933 and
$111,372 at June 30, 1998 and  December  31, 1997,
respectively.                                             59,394        59,724

Secured loan with an investment  bank with a fixed
interest rate of 7.57%,  monthly  principal (based
upon a 25-year amortization) and interest payments
of $149 and a  maturity  date of  January 1, 2006.
The loan is  secured  by nine  properties  with an
aggregate  net  carrying   value  of  $38,998  and
$37,711 at June 30, 1998 and  December  31,  1997,
respectively.                                             19,285        19,444

Secured  loans  with  various   lenders,   bearing
interest  at fixed rates  between  7.25% and 9.25%
(approximately $169,440 of these loans includes an
unamortized premium of approximately  $3,118 which
reduces  the  effective  interest  rate  on  those
instruments to 6.75%),  with monthly principal and
interest  payments ranging between $8 and $371 and
maturing at various dates through October 1, 2010.
These  loans are  secured  by  properties  with an
aggregate  net  carrying  value  of  $397,128  and
$66,353 at June 30, 1998 and  December  31,  1997,
respectively.                                            223,560        30,519

Secured loans with various banks bearing  interest
at variable rates (ranging between 6.75% and 8.18%
at June 30, 1998),  monthly principal and interest
payments  ranging between $4 and $773 and maturing
at various dates through May 1, 2017.  These loans
are secured by  properties  with an aggregate  net
carrying value of $170,877 and $17,246 at June 30,
1998 and December 31, 1997, respectively.                118,389         7,806

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1998

                                                          1998           1997
                                                       ----------    -----------

Secured  loans  with  various   lenders,   bearing
interest at fixed rates  between  7.25% and 7.85%,
with  monthly   principal  and  interest  payments
ranging between $5 and $55 and maturing at various
dates  through  December 1, 2030.  These loans are
secured  by   multi-family   properties   with  an
aggregate  net  carrying   value  of  $41,773  and
$41,862 at June 30, 1998 and  December  31,  1997,
respectively.                                           $ 30,456      $ 30,646

Unsecured  Senior Notes with a fixed interest rate
of 7.625%,  interest payable semiannually on March
15 and  September  15,  commencing  September  15,
1998,  and a maturity date of March 15, 2005.  See
below for further discussion.                            150,000            --
                                                       ----------    -----------
Total                                                 $  868,406    $  228,299
                                                       ==========    ===========

In January 1998, the Company closed a $150 million loan agreement with a commercial bank (the "Interim Loan"). The Interim Loan had a term of three months with interest at LIBOR plus 1.75%. The purpose of the Interim Loan was to fund the acquisition of the Windsor Portfolio as discussed in Note 3. The Interim Loan was paid off in March 1998 with proceeds from the $150 million of unsecured Senior Notes as discussed below.

In March 1998, the Operating Partnership issued $150 million of 7 5/8% unsecured Senior Notes (the "Notes") in an unregistered 144A offering. The Notes mature on March 15, 2005, unless previously redeemed. Interest on the Notes will be payable semiannually on March 15 and September 15, commencing September 15, 1998. The Notes may be redeemed at any time at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the Notes being redeemed plus accrued interest to the redemption date and (ii) the Make-Whole Amount, as defined, if any. The Notes will be general unsecured and unsubordinated obligations of the Operating Partnership, and will rank pari passu with all other unsecured and unsubordinated indebtedness of the Operating Partnership. The Notes will be subordinated to secured borrowing arrangements that the Operating Partnership has and from time to time may enter into with various banks and other lenders, and to the prior claims of each secured mortgage lender to any specific property which secures any lender's mortgage. As of June 30, 1998, such secured arrangements and mortgages aggregated approximately $451.1 million.

In June 1998, the Company obtained a $150 million unsecured loan from a commercial bank (the "Bridge Loan") which bears interest at a variable rate of LIBOR plus 1.3%, and has a maturity date of December 31, 1998. As of the date of this filing, approximately $147.7 million has been drawn under the Bridge Loan to fund acquisitions, including the Galesi Portfolio and the Donau/Gruppe Portfolio (as discussed in Note 3) and the Pauls Portfolio (as discussed in Note
12), and to fund development advances.

The required principal payments on the Company's debt for the next five years and thereafter, as of June 30, 1998, are as follows (in thousands):

                 Year Ending
                 December 31,
                     1998                  $  148,078
                     1999                     123,822
                     2000                     186,249
                     2001                      12,841
                     2002                      11,503
                     Thereafter               385,913
                     Total                 $  868,406

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1998

Note 7.   RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $1,232,000 and $367,000 for the six months ended June 30, 1998 and 1997, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, for the six months ended June 30, 1998, the Company paid GC property management fees and salary reimbursements of $608,000 for management of a portfolio of residential properties owned by the Company.

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

                                                            Three months ended                    Six months ended
                                                                 June 30,                             June 30,
                                                      --------------------------------     --------------------------------
                                                          1998              1997               1998              1997
                                                      -------------     --------------     --------------    --------------

Net income available to common
     stockholders - Basic                                    8,351             4,241             16,654             6,604
Minority interest                                              596                -- (1)          1,274                -- (1)
                                                      -------------     --------------     --------------    --------------
Net income available to common
     stockholders - Diluted                                  8,947             4,241             17,928             6,604
                                                      -------------     --------------     --------------    --------------

Weighted average shares:
Basic                                                   31,648,041        13,188,504         31,598,648        11,647,479
Stock options                                              438,686           243,938            438,686           205,331
Convertible Operating Partnership Units                  2,782,178                -- (1)      2,575,651                -- (1)
                                                      -------------     --------------     --------------    --------------
Diluted                                                 34,868,905        13,432,442         34,612,985        11,852,810
                                                      -------------     --------------     --------------    --------------

Basic earnings per share                                      0.26              0.32               0.53              0.57
Diluted earnings per share                                    0.26              0.32               0.52              0.56


(1) Diluted earnings per share for the three and six months ended June 30, 1997, does not include the conversion of units of the Operating Partnership into common stock (930,522 and 788,112 weighted average units outstanding, respectively) as the effect is anti-dilutive.

Note 9.   STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the "Plan") to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company's 1997 Annual Meeting of
Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights ("SARs") or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1998

criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights ("DERs"), Performance Units or Preference Shares. The total number of shares of Common Stock available under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under the Plan, may be granted under the Plan may not exceed 1,140,000 shares. The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No. 25. As of June 30, 1998, 37,000 shares of bonus grants have been issued under the Plan. The fair value of the shares granted have been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the respective vesting periods that range from 2 to 5 years. As of June 30, 1998, 2,070,700 options to purchase shares of Common Stock were outstanding. The exercise price of each incentive stock option granted is greater than or equal to the per-share fair market value of the Common Stock on the date the option is granted. To date, all incentive stock options granted have been at exercise prices equal to or higher than the fair market value of the shares on the grant date, and as such, no compensation expense has been recognized as accounted for under APB Opinion No. 25. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

Note 10.  DISTRIBUTIONS

                                Common Stock        Preferred Stock
                              ----------------     ----------------
Distributions per share:
First Quarter                    $    0.42          $     0.34 (1)
Second Quarter                        0.42                0.48

                              ================     ================
Year-to-Date Total               $    0.84          $     0.82
                              ================     ================


(1) Distribution was prorated for the number of days the stock was outstanding during the first quarter of 1998.

Note 11.  PUBLIC STOCK OFFERING

In January 1998, the Company completed a public offering of 11,500,000 shares of 7.75% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The 11,500,000 shares were sold at a per share price of $25.00 for net proceeds of approximately $276 million. The shares are convertible at any time at the option of the holders thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Except in certain instances relating to the preservation of the Company's status as a REIT, the 7.75% Series A Convertible Preferred Stock is not redeemable prior to January 16, 2003. On and after January 16, 2003, the Series A Preferred Stock may be redeemed at the option of the Company, in whole or in part, initially at 103.88% of the liquidation preference per share, and thereafter at prices declining to 100% of the liquidation preference on and after January 16, 2008, plus in each case accumulated, accrued and unpaid dividends, if any, to the redemption date. A portion of this additional capital was used to repay the outstanding balance under the Company's Acquisition Credit Facility (as defined in Note 6). The remaining proceeds were used to fund the acquisitions discussed in Note 3 and for general corporate purposes. Approximately $705,000 in other costs have been incurred in connection with the January 1998 Convertible Preferred Stock Offering.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1998

Note 12.  SUBSEQUENT EVENTS

In July 1998, the Company acquired a portfolio of ten properties (the "Pauls Portfolio") from The Pauls Corporation, a premier national developer headquartered in Denver, Colorado. The Pauls Portfolio properties aggregate 1,128,785 square feet located in Aurora, Colorado, and consist of one office, three office/flex and six industrial buildings. The total acquisition cost, including capitalized costs, was approximately $54.9 million, comprising: (i) approximately $41.3 million of net assumed debt; (ii) approximately $11.3 million of equity in the form of 423,843 partnership units in the Operating Partnership (based on an agreed per unit value of $26.556); and (iii) the balance in cash. The cash portion was financed through advances under the Bridge Loan from a commercial bank as discussed in Note 6. In addition to the acquisition of the Pauls Portfolio, the Company has entered into a development alliance with The Pauls Corporation. Under this development alliance, the Company has committed approximately $34 million to continue the build-out of Gateway Park, including 1.6 million square feet of office space, 945,000 square feet of office/flex space, 395,000 square feet of industrial space and 1,600 apartment units. Additionally, the Company has committed $20 million to the development alliance for the following Class A office building properties: a 292,000 square foot project in Kansas City, Kansas; an 84,000 square foot project in Auburn Hills, Michigan; a 158,000 square foot project in Farmington Hills, Michigan; a 168,000 square foot project in Southfield, Michigan, and a 209,000 square foot project in Troy, Michigan. In this development alliance, the Company has certain rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this alliance, the Company could acquire up to 3.8 million square feet of office, office/flex, industrial and multi-family properties over the next five years.

In July 1998, the Company's Board of Directors adopted a shareholder rights plan (the "Plan"). The Plan is intended to protect the Company's shareholders in the event of coercive or unfair takeover tactics, or an unsolicited attempt to acquire control of the Company in a transaction the Board of Directors believes is not in the best interests of the shareholders. Under the Plan, the Company declared a dividend of Rights on its Common Stock. The rights issued under the Plan will be triggered, with certain exceptions, if and when any person or group acquires, or commences a tender offer to acquire, 15% or more of the Company's shares.

In August 1998, the Company acquired a 85,765 square foot office building located in northern New Jersey ("3 Executive Drive") from a German partnership. The total acquisition cost, including capitalized costs, was approximately $12.4 million which was paid entirely in cash. The cash portion was financed through advances under the Acquisition Credit Facility.

In October 1997, the Company entered into an agreement to purchase all of the real estate assets of Prudential-Bache/Equitec Real Estate Partnership (the "Partnership"), in which the managing general partner is Prudential-Bache Properties, Inc., and in which GC and Robert Batinovich have served as co-general partners since 1994 but do not hold a material equity or economic interest. The agreed purchase price was $47,145,000, subject to certain adjustments, and the Company made an earnest money deposit of $1 million in cash. In July 1998, the Company received notice that the sale had been approved by the requisite majority of the Partnership's limited partners. In June 1998, a class action lawsuit was filed on behalf of all limited partners in the Partnership, alleging among other things that the price to be paid was inadequate and that the sale violated the terms of the Partnership Agreement prohibiting transactions with affiliates of the Partnership's general partners. The class action named all the general partners, as well as certain officers and directors of the corporate general partners, as defendants; the Company was not named as a defendant. GC and Robert Batinovich have advised the Company that they believe the allegations in the action are completely without merit. However, in light of the uncertainties created by the litigation, in August 1998, the Company notified the Partnership in writing that it had exercised its right not to proceed with the purchase of the Partnership's properties. The Company has requested a return of the earnest money deposit.


                                                      GLENBOROUGH HOTEL GROUP
                                                    CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except share amounts)

                                                                              June 30,              December 31,
                                                                                1998                    1997
                                                                             (Unaudited)              (Audited)
ASSETS
Cash and cash equivalents                                                  $    2,742              $    2,632
Accounts receivable                                                               214                     472
Investments in management contracts, net                                           --                     354
Rental property and equipment, net of
   accumulated depreciation of $120 and $129
   in 1998 and 1997, respectively                                                  94                     154
Prepaid expenses                                                                  220                     119
Other assets                                                                      307                       4

     TOTAL ASSETS                                                          $    3,577              $    3,735

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accrued lease expense                                                   $      429              $      557
   Mortgage loan                                                                   --                      37
   Other liabilities                                                              556                     405

     Total liabilities                                                            985                     999


Stockholders' Equity:
   Common stock (1,000 shares authorized,
     issued and outstanding)                                                       20                      20
   Non-voting preferred stock (50 shares
     authorized, issued and outstanding)                                           --                       --
   Additional paid-in capital                                                   1,568                   1,568
   Retained earnings                                                            1,004                   1,148

     Total stockholders' equity                                                 2,592                   2,736

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    3,577              $    3,735



                                    See accompanying notes to consolidated financial statements



                                                      GLENBOROUGH HOTEL GROUP
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                          For the six months ended June 30, 1998 and 1997
                                                           (in thousands)
                                                             (Unaudited)

                                                                                 1998                   1997
REVENUE
     Hotel revenue                                                          $      6,904           $     6,137
     Fees and reimbursements                                                         645                 1,113
     Other revenue                                                                    62                    --

             Total revenue                                                         7,611                 7,250

EXPENSES
     Leased Hotel Properties:
        Room expenses                                                              1,508                 1,473
        Lease payments to affiliates                                               2,520                 2,207
        Sales and marketing                                                          717                   619
        Property general and administrative                                          511                   578
        Other operating expenses                                                     904                   675

     Managed Hotel Properties:
        Salaries and benefits                                                        445                   743

     Other Expenses:
        General and administrative                                                   520                   525
        Depreciation and amortization                                                 34                    49
        Interest expense                                                               1                     2

             Total expenses                                                        7,160                 6,871

Income from operations before extraordinary item
     and provision for income taxes                                                  451                   379

Loss on sale of investment                                                          (261)                   --
Provision for income taxes                                                          (183)                 (162)

Net income                                                                  $          7           $       217




                                    See accompanying notes to consolidated financial statements



                                                      GLENBOROUGH HOTEL GROUP
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                         For the three months ended June 30, 1998 and 1997
                                                           (in thousands)
                                                             (Unaudited)

                                                                                 1998                   1997
                                                                            -------------          -------------
REVENUE
     Hotel revenue                                                          $      3,100           $     3,219
     Fees and reimbursements                                                         255                   546
     Other revenue                                                                    26                    --

             Total revenue                                                         3,381                 3,765

EXPENSES
     Leased Hotel Properties:
        Room expenses                                                                760                   836
        Lease payments to affiliates                                               1,121                 1,159
        Sales and marketing                                                          361                   347
        Property general and administrative                                          280                   346
        Other operating expenses                                                     476                   389

     Managed Hotel Properties:
        Salaries and benefits                                                        203                   343

     Other Expenses:
        General and administrative                                                   246                   255
        Depreciation and amortization                                                 10                    25
        Interest expense                                                              --                     1

             Total expenses                                                        3,457                 3,701

Income (loss) from operations before extraordinary item
     and provision for income taxes                                                 (76)                    64

Loss on sale of investment                                                          (261)                   --
Benefit (provision) for income taxes                                                  28                   (26)

Net income   (loss)                                                         $       (309)          $        38

                                    See accompanying notes to consolidated financial statements


                                                           GLENBOROUGH HOTEL GROUP
                                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   For the six months ended June 30, 1998
                                                        (in thousands, except shares)
                                                                 (Unaudited)


                                                                                        Addi-
                                        Preferred Stock         Common Stock            tional      Retained
                                                   Par                     Par         Paid-in      Earnings
                                      Shares       Value      Shares       Value       Capital      (Deficit)        Total
BALANCE at
 December 31, 1997                        50     $     --       1,000     $    20     $   1,568     $   1,148    $   2,736

Dividends                                 --           --          --          --            --          (151)        (151)

Net income                                --           --          --          --            --             7            7

BALANCE at
 June 30, 1998                            50     $     --       1,000     $    20     $   1,568     $   1,004    $   2,592


                                    See accompanying notes to consolidated financial statements

                                                      GLENBOROUGH HOTEL GROUP
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the six months ended June 30, 1998 and 1997
                                                           (in thousands)
                                                            (Unaudited)

                                                                                  1998                1997
Cash flows from operating activities:
   Net income                                                                $         7          $       217
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                34                   49
         Loss on sale of investment                                                  261                   --
         Changes in certain assets and liabilities                                  (124)                 280

         Net cash provided by operating activities                                   178                  546

Cash flows from investing activities:
   Sale of RGI's net assets                                                          157                   --
   Additions to equipment                                                            (74)                  (2)

         Net cash provided by (used for) investing activities                         83                   (2)


Cash flows from financing activities:
   Dividends                                                                        (151)                 (68)
   Repayment of borrowings                                                            --                  (12)

         Net cash used for financing activities                                     (151)                 (80)

   Net increase in cash and cash equivalents                                         110                  464

   Cash and cash equivalents at beginning of period                                2,632                  461

   Cash and cash equivalents at end of period                               $      2,742         $        925

Supplemental disclosure of cash flow information:

         Cash paid for interest                                             $          1         $          2



                                    See accompanying notes to consolidated financial statements


                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements
                                  June 30, 1998


Note 1.       ORGANIZATION

Glenborough Hotel Group ("GHG") was organized in the State of Nevada on September 23, 1991. Through June 1998, GHG operated hotel properties owned by Glenborough Realty Trust Incorporated ("GLB") under six separate percentage leases and managed one hotel property owned by an unaffiliated company. It should be noted that effective April 1998, one hotel that was previously under a management contract with GHG, was involved in an exchange transaction between its owner and GLB. Simultaneous with the exchange, the hotel was leased by GHG. In June 1998, two of the hotel properties owned by GLB were sold. In addition, the four remaining hotel properties owned by GLB were leased to unaffiliated entities. These unaffiliated entities will manage the hotel properties through the end of 1998, at which time they will purchase three of the properties from GLB. One hotel will continue to be held by GLB and leased by the unaffiliated company.

GLB owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including Terri Garnick, an executive officer of GLB, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

Through April 30, 1998, GHG also owned approximately 80% of the common stock of Resort Group, Inc. ("RGI"). GHG consolidated its financial statements with RGI and recognized its joint venture partner's interest as minority interest. RGI manages homeowners associations and rental pools for two beachfront resort condominium hotel properties and owns six units at one of the properties. As of May 1, 1998, GHG sold its interest in RGI to a partnership affiliated with GLB.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly, the consolidated financial position and consolidated results of operations of GHG as of June 30, 1998, and for the period then ended.

Note 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements present the consolidated financial position of GHG and RGI as of December 31, 1997, and of GHG only as of June 30, 1998. The consolidated results of operations and cash flows of GHG and RGI are presented for the six months ended June 30, 1997, while for the six months ended June 30, 1998, the results of operations and cash flows include RGI amounts only through April 30, 1998. All intercompany transactions, receivables and payables have been eliminated in the consolidation.

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

                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements
                                  June 30, 1998

Note 3.       INVESTMENTS IN MANAGEMENT CONTRACTS, NET

At December 31, 1997, investments in management contracts reflected the unamortized portion of the management contracts RGI held with the two beachfront resort condominium hotel properties for both management of the homeowners associations and the rental pool programs. As of June 30, 1998, the RGI balances are no longer consolidated.

Note 4.       RENTAL PROPERTY

Rental property and equipment represents furniture and fixtures in GHG's corporate offices, as well as, as of June 30, 1997, interests in six condominium hotel units owned by RGI. The six units owned by RGI participate in a resort rental program on an "at will" basis, whereby there is no fixed term of participation. Such participation generated approximately $6,000 and $11,000 of cash flow after deductions for capital reserves for the six months ended June 30, 1998 and 1997, respectively.

Note 5.       MORTGAGE LOAN

The mortgage loan of $37,000 at June 30, 1997, represented the debt secured by the six condominium hotel units owned by RGI. As of June 30, 1998, the RGI balances are no longer consolidated.

Note 6.       THE PERCENTAGE LEASES

GHG was leasing the six hotels owned by GLB for a term of five years pursuant to individual percentage leases ("Percentage Leases") which provided for rent equal to the greater of the Base Rent (as defined in the lease) or a specified percentage of room revenues (the "Percentage Rent"). Each hotel was separately leased to GHG (the "lessee"). The lessee's ability to make rent payments has, to a large degree, depended on its ability to generate cash flow from the operations of the hotels. Each Percentage Lease contained the provisions described below.

Each Percentage Lease had a non-cancelable term of five years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Lease. The lessee under the Percentage Lease had one five-year renewal option at the then current fair market rent.

During the term of each Percentage Lease, the lessee was obligated to pay the greater of Base Rent or Percentage Rent. Base Rent was required to be paid monthly in advance. Percentage Rent was calculated by multiplying fixed percentages by room revenues for each of the five hotels; the applicable percentage changed when revenue exceeded a specified threshold, and the threshold was to be adjusted annually in accordance with changes in the applicable Consumer Price Index. Percentage Rent was due quarterly.

The table below sets forth the annual Base Rent and the Percentage Rent formulas for each of the six hotels.

                                                    Hotel Lease Rent Provisions

                                            Percentage Rent
                                         incurred for the six
                           Annual            months ended                        Annual Percentage
Hotel                     Base Rent          June 30, 1998                         Rent Formulas
Ontario, CA             $   240,000         $   139,000        24% of the first  $1,711,000 of room revenue plus
                                                               40% of room revenue above $1,711,000 and 5% of other revenue

Arlington, TX           $   360,000         $    85,000        27% of the first  $1,738,000 of room revenue plus
                                                               42% of room revenue above $1,738,000 and 5% of other revenue

                                                              continued

                             GLENBOROUGH HOTEL GROUP

                   Notes to Consolidated Financial Statements
                                  June 30, 1998


                                              Hotel Lease Rent Provisions - continued

                                            Percentage Rent
                                         incurred for the six
                           Annual            months ended                        Annual Percentage
Hotel                     Base Rent         June 30, 1998                          Rent Formulas
Tucson, AZ              $   600,000         $   464,000        40% of the first  $1,467,000 of room revenue plus
                                                               46% of room revenue above $1,467,000 and 5% of other revenue

San Antonio, TX (1)     $   312,000         $     1,000        33% of the first  $1,272,000 of room revenue plus
                                                               40% of room revenue above $1,272,000 and 5% of other revenue

Scottsdale, AZ          $   720,000         $   558,000        45% of the first $3,200,000 of room revenue plus
                                                               60% of room revenue above $3,200,000 and 5% of other revenue

Dallas, TX (1)          $   600,000         $     4,000        32% of the first $1,700,000 of room revenue plus
                                                               45% of room revenue above $1,700,000 and 5% of other revenue

(1) Hotel was sold in June 1998.

Other than real estate and personal property taxes, casualty insurance, a fixed capital improvement allowance and maintenance of underground utilities and structural elements, which were the responsibility of GLB, the Percentage Leases required the lessees to pay rent, insurance, salaries, utilities and all other operating costs incurred in the operation of the Hotels.

Note 7.       DECLARATION OF DIVIDENDS

The board of directors of GHG declared and paid the following dividends for the first and second quarters of 1998:

               Preferred Stock       Common Stock           Total

Q1 1998        $       78,375       $     23,625        $    102,000

Q2 1998                78,375             23,625             102,000

Total          $      156,750       $     47,250        $    204,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GLENBOROUGH REALTY TRUST INCORPORATED

Background

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing and acquisition of various types of income-producing properties. As of June 30, 1998, the Company owned and operated 179 income-producing properties (the "Properties," and each a "Property"). The Properties are comprised of 53 office Properties, 45 office/flex Properties, 27 industrial Properties, 13 retail Properties, 37 multi-family Properties and 4 hotel Properties, located in 24 states.

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation ("GC"), a California corporation, and eight public limited partnerships (the "Partnerships") merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of the $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with Glenborough Corporation, with the Company being the surviving entity; (iii) acquired an interest in three companies (the "Associated Companies"), two of which merged on June 30, 1997, that provide asset and property management services, as well as other services; and (iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner, and in which the Company holds a 84.76% limited partner interest. The Company operates the assets acquired in the Consolidation and in subsequent acquisitions (see further discussion below) and intends to invest in income property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company has elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The common and preferred stock of the Company (the "Common Stock" and the "Preferred Stock", respectively) are listed on the New York Stock Exchange ("NYSE") under the trading symbols "GLB" and "GLB Pr A", respectively.

Since the Consolidation, and consistent with its strategy for growth, the Company has completed the following transactions:

     Acquired 20 properties in the third and fourth quarters of 1996, 90 properties in 1997 and 69 properties in 1998. The total acquired Properties consist of an aggregate of approximately 15.7 million rentable square feet, 9,353 multi-family units and 227 hotel suites and had aggregate acquisition costs, including capitalized costs, of approximately $1.8 billion.

     From January 1, 1996 to the date of this filing, sold four industrial properties, 16 retail properties, two office/flex properties, one multi-family property and two hotel properties to redeploy capital into properties the Company believes have characteristics more suited to its overall growth strategy and operating goals.

     Entered into a $250 million unsecured line of credit (the "Acquisition Credit Facility") with a commercial bank which replaced its $50 million secured line of credit and closed a $150 million unsecured loan agreement (the "Interim Loan") with a commercial bank.

     Completed four offerings of Common Stock in October 1996, March 1997, July 1997 and October 1997 (respectively, the "October 1996 Offering," the "March 1997 Offering," the "July 1997 Offering," and the "October 1997
     Offering"), resulting in aggregate gross proceeds of approximately $562 million.

     Completed an offering of 7.75% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering") for total gross proceeds of approximately $287.5 million.

     Issued $150 million of 7 5/8% unsecured Senior Notes which are due on March 15, 2005.

     Paid off the Interim Loan with proceeds from the issuance of $150 million of 7 5/8% unsecured Senior Notes.

     Closed a $150 million unsecured loan agreement (the "Bridge Loan") with a commercial bank.

The Company's principal business objectives are to achieve a stable and increasing source of cash flow available for distribution to stockholders. By achieving these objectives, the Company will seek to raise stockholder value over time.

Results of Operations

Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997.

Rental Revenues. Rental revenues increased $77,891,000, or 366%, to $97,582,000 for the six months ended June 30, 1998, from $19,691,000 for the six months ended June 30, 1997. The increase included growth in revenues from the office, industrial, office/flex, retail and multi-family Properties of $49,728,000, $4,331,000, $15,778,000, $2,385,000 and $5,896,000, respectively. Of the rental revenue for the six months ended June 30, 1998, $8,768,000 represented rental revenues generated from the acquisition of 20 properties in the third and fourth quarters of 1996 (the "1996 Acquisitions"), $48,715,000 represented rental revenues generated from the acquisition of 90 properties in 1997 (the "1997 Acquisitions") and $34,596,000 represented rental revenues generated from the acquisition of 58 properties during the six months ended June 30, 1998 (the "1998 Acquisitions").

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements. This revenue increased $865,000, or 236%, to $1,232,000 for the six months ended June 30, 1998, from $367,000 for the six months ended June 30, 1997. The increase primarily consisted of increased lease commissions and sales fees from the managed portfolio.

Equity in Earnings of Associated Companies. Equity in earnings from Associated Companies increased $458,000, or 76%, to $1,061,000 for the six months ended June 30, 1998, from $603,000 for the six months ended June 30, 1997. The increase is primarily due to transaction fees earned by GC related to the disposition of several of the managed properties.

Net Gain on Sales of Rental Properties. The net gain on sales of rental properties of $2,139,000 during the six months ended June 30, 1998, resulted from the sales of one multi-family property, two industrial properties, two office/flex properties and two hotel properties from the Company's portfolio. The net gain on sales of rental properties of $570,000 during the six months ended June 30, 1997, resulted from the sales of 15 retail properties from the Company's portfolio.

Gain on Collection of Mortgage Loan Receivable. The gain on collection of mortgage loan receivable of $652,000 during the six months ended June 30, 1997 resulted from the collection of a mortgage loan receivable which had a net carrying value of $6,700,000. The payoff amount totaled $6,863,000, plus a $500,000 note receivable, which, net of legal costs, resulted in a gain of $652,000.

Property Operating Expenses. Property operating expenses increased $24,544,000, or 406%, to $30,589,000 for the six months ended June 30, 1998, from $6,045,000 for the six months ended June 30, 1997. Of this increase, $24,380,000 represents increases in property operating expenses attributable to the 1997 Acquisitions and the 1998 Acquisitions.

General and Administrative Expenses. General and administrative expenses increased $3,451,000, or 251%, to $4,825,000 for the six months ended June 30, 1998, from $1,374,000 for the six months ended June 30, 1997. The increase is primarily due to increased salary and overhead costs resulting from the 1997 Acquisitions and 1998 Acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $16,899,000, or 418%, to $20,943,000 for the six months ended June 30, 1998, from $4,044,000 for the six months ended June 30, 1997. The increase is primarily due to depreciation and amortization associated with the 1997 Acquisitions and 1998 Acquisitions.

Interest Expense. Interest expense increased $15,052,000, or 396%, to $18,852,000 for the six months ended June 30, 1998, from $3,800,000 for the six months ended June 30, 1997. Substantially all of the increase was the result of higher average borrowings during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, due to new debt and the assumption of debt related to the 1997 Acquisitions and 1998 Acquisitions.

Net Income and Earnings Per Share (EPS). Net income increased $19,530,000, or 296%, to $26,134,000 for the six months ended June 30, 1998, from $6,604,000 for the six months ended June 30, 1997. However, both Basic EPS and Diluted EPS decreased $0.04 per share, respectively, for the six months ended June 30, 1998, from the six months ended June 30, 1997. The decreases in Basic and Diluted EPS are due to a decrease in Net Income Available to Common Stockholders resulting from the dividends paid to preferred stockholders in 1998. There were no preferred stock dividends paid in 1997 as there was no preferred stock outstanding until January 1998.

Comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997.

Rental Revenues. Rental revenues increased $39,835,000, or 338%, to $51,619,000 for the three months ended June 30, 1998, from $11,784,000 for the three months ended June 30, 1997. The increase included growth in revenues from the office, industrial, office/flex, retail and multi-family Properties of $26,015,000, $2,088,000, $7,585,000, $1,463,000 and $3,264,000, respectively. Of the rental revenue for the three months ended June 30, 1998, $4,389,000 represented rental revenues generated from the acquisition of 20 properties in the third and fourth quarters of 1996 (the "1996 Acquisitions"), $24,821,000 represented rental revenues generated from the acquisition of 90 properties in 1997 (the "1997 Acquisitions") and $19,908,000 represented rental revenues generated from the acquisition of 58 properties during the six months ended June 30, 1998 (the "1998 Acquisitions").

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements. This revenue increased $579,000, or 322%, to $759,000 for the three months ended June 30, 1998, from $180,000 for the three months ended June 30, 1997. The increase was primarily due to a disposition fee from GC of $581,000 related to the sale of one of the managed properties.

Equity in Earnings of Associated Companies. Equity in earnings from Associated Companies increased $251,000, or 55%, to $709,000 for the three months ended June 30, 1998, from $458,000 for the three months ended June 30, 1997. The increase is primarily due to transaction fees earned by GC related to the disposition of several of the managed properties.

Net Gain on Sales of Rental Properties. The net gain on sales of rental properties of $693,000 during the three months ended June 30, 1998, resulted from the sales of one office/flex property and two hotel properties from the
Company's portfolio. The net gain on sales of rental properties of $570,000 during the three months ended June 30, 1997, resulted from the sales of 15 retail properties from the Company's portfolio.

Gain on Collection of Mortgage Loan Receivable. The gain on collection of mortgage loan receivable of $498,000 during the three months ended June 30, 1997, resulted from the collection of a mortgage loan receivable. The payoff amount included a $500,000 note receivable, which was recorded as deferred income to be recognized as cash was received. Payments received in the three months ended March 31, 1997, totaled $2,000. The remaining balance of the note receivable was assigned to a third party in June 1997 which resulted in a gain of $498,000 during the three months ended June 30, 1997.

Property Operating Expenses. Property operating expenses increased $12,602,000, or 344%, to $16,265,000 for the three months ended June 30, 1998, from $3,663,000 for the three months ended June 30, 1997. Of this increase, $12,685,000 represents increases in property operating expenses attributable to the 1997 Acquisitions and the 1998 Acquisitions. This increase is partially offset by decreases in property operating expenses due to the 1997 and 1998 sales of properties.

General and Administrative Expenses. General and administrative expenses increased $1,880,000, or 260%, to $2,603,000 for the three months ended June 30, 1998, from $723,000 for the three months ended June 30, 1997. The increase is primarily due to increased salary and overhead costs resulting from the 1997 Acquisitions and 1998 Acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $8,427,000, or 336%, to $10,934,000 for the three months ended June 30, 1998, from $2,507,000 for the three months ended June 30, 1997. The increase is primarily due to depreciation and amortization associated with the 1997 Acquisitions and 1998 Acquisitions.

Interest Expense. Interest expense increased $7,480,000, or 336%, to $9,707,000 for the three months ended June 30, 1998, from $2,227,000 for the three months ended June 30, 1997. Substantially all of the increase was the result of higher average borrowings during the three months ended June 30, 1998, as compared to the three months ended June 30, 1997, due to new debt and the assumption of debt related to the 1997 Acquisitions and 1998 Acquisitions.

Net Income and Earnings Per Share (EPS). Net income increased $9,680,000, or 228%, to $13,921,000 for the three months ended June 30, 1998, from $4,241,000 for the three months ended June 30, 1997. However, both Basic EPS and Diluted EPS decreased $0.06 per share, respectively, for the three months ended June 30, 1998, from the three months ended June 30, 1997. The decreases in Basic and Diluted EPS are due to a decrease in Net Income Available to Common Stockholders resulting from the dividends paid to preferred stockholders in 1998. There were no preferred stock dividends paid in 1997 as there was no preferred stock outstanding until January 1998.

Liquidity and Capital Resources

For the six months ended June 30, 1998, cash provided by operating activities increased by $24,030,000 to $32,603,000 as compared to $8,573,000 for the same period in 1997. The increase is primarily due to an increase in net income of $35,969,000 (before depreciation and amortization, minority interest and net gain on sales of rental properties) due to the 1997 Acquisitions and 1998 Acquisitions. The increase is partially offset by an increase in investments in development alliances. Cash used for investing activities increased by $471,360,000 to $595,440,000 for the six months ended June 30, 1998, as compared to $124,080,000 for the same period in 1997. The increase is primarily due to the 1998 Acquisitions, additions to mortgage loans receivable and other investments. This increase was partially offset by the collection of a mortgage loan receivable in 1997 and the proceeds from the 1998 sales of properties. Cash provided by financing activities increased by $447,291,000 to $564,795,000 for the six months ended June 30, 1998, as compared to $117,504,000 for the same period in 1997. This increase was primarily due to the net proceeds from the January 1998 Convertible Preferred Stock Offering (as defined below), the net proceeds from an issuance of Notes (as defined below) and the proceeds from new debt. This increase was partially offset by increased distributions to stockholders resulting from an increase in the number of shares of common stock outstanding and the issuance of preferred stock in January 1998.

The Company expects to meet its short-term liquidity requirements generally through its working capital, its Acquisition Credit Facility (as defined below) and cash generated by operations. Planned capital improvements consist of tenant improvements and expenditures necessary to lease and maintain the Properties.

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

Mortgage loans payable increased from $148,139,000 at December 31, 1997, to $451,084,000 at June 30, 1998. This increase primarily resulted from the assumption of mortgage loans totaling $317,527,000 in connection with the 1998 Acquisitions. These increases were partially offset by the payoff of $13,581,000 of mortgage loans in connection with 1998 sales of properties and scheduled principal payments on other mortgage debt.

The Company has a $250,000,000 unsecured line of credit provided by a commercial bank (the "Acquisition Credit Facility"). Outstanding borrowings under the Acquisition Credit Facility increased from $80,160,000 at December 31, 1997, to $125,152,000 at June 30, 1998. The $80,160,000 balance outstanding at December 31, 1997, was paid off in January 1998 with proceeds from the January 1998 Convertible Preferred Stock Offering. The $125,152,000 balance outstanding at June 30, 1998 consists of draws for 1998 Acquisitions. Borrowings under the Acquisition Credit Facility currently bear interest at an annual rate of LIBOR plus 1.2%.

In January 1998, the Company closed a $150 million loan with a commercial bank (the "Interim Loan"). The Interim Loan had a term of three months with interest at LIBOR plus 1.75%. The purpose of the Interim Loan was to fund acquisitions.

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

In June 1998, the Company obtained a $150 million unsecured loan from a commercial bank (the "Bridge Loan") which bears interest at a variable rate of LIBOR plus 1.3%, and has a maturity date of December 31, 1998. As of the date of this filing, approximately $147.7 million has been drawn under the Bridge Loan to fund acquisitions and development activities.

At June 30, 1998, the Company's total indebtedness included fixed-rate debt of $482,696,000 (including $139,008,000 subject to cross-collateralization) and floating-rate indebtedness of $385,710,000 (including $115,589,000 subject to cross-collateralization). Approximately 41.4% of the Company's total assets, comprising 74 properties, is encumbered by debt at June 30, 1998.

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

In January 1998, the Company completed a public offering of 11,500,000 shares of 7.75% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering" or the "January 1998 Offering"). The 11,500,000 shares were sold at a per share price of $25.00 for net proceeds of approximately $276 million, which were used to repay the outstanding balance under the Company's Acquisition Credit Facility, to fund certain subsequent property acquisitions and for general corporate purposes. The shares are convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances.

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

Funds from Operations and Cash Available for Distribution

Funds from Operations ("FFO"), as defined by NAREIT, represents income (loss) before minority interests and extraordinary items, adjusted for real estate related depreciation and amortization and gains (losses) from the disposal of properties. The Company believes that FFO is an important and widely used measure of the financial performance of equity REITs which provides a relevant basis for comparison among other REITs. Together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity. FFO does not necessarily indicate that cash flows will be sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The Company calculates FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT in March 1995.

Cash Available for Distribution ("CAD") represents income (loss) before minority interests and extraordinary items, adjusted for depreciation and amortization including amortization of deferred financing costs and gains (losses) from the disposal of properties, less lease commissions and recurring capital expenditures, consisting of tenant improvements and normal expenditures intended to extend the useful life of the property such as roof and parking lot repairs. CAD should not be considered an alternative to net income (computed in accordance with GAAP) as a measure of the Company's financial performance or as an alternative to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's cash needs. Further, CAD as disclosed by other REITs may not be comparable to the Company's calculation of CAD.

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31 and June 30, 1998 (in thousands, except weighted average shares and per share amounts):

                                                         March 31,         June 30,            YTD
                                                           1998             1998              1998
                                                      -------------    -------------     -------------
Net income before minority interest                   $    12,891      $    14,517       $    27,408
Preferred dividend requirement                             (3,910)          (5,570)           (9,480)
Net gain on sales of rental properties                     (1,446)            (693)           (2,139)
Depreciation and amortization                              10,009           10,934            20,943
Adjustment to reflect FFO of Associated Companies(1)          210              173               383
                                                      -------------    -------------     -------------
FFO                                                   $    17,754      $    19,361       $    37,115
                                                      =============    =============     =============

Amortization of deferred financing fees                       418              174               592
Capital reserve                                              (983)              --              (983)
Capital expenditures                                       (1,227)          (3,200)           (4,427)
                                                      -------------    -------------     -------------

CAD                                                   $    15,962      $    16,335       $    32,297
                                                      =============    =============     =============

Distributions per share (2)                           $      0.42      $      0.42       $      0.84
                                                      =============    =============     =============

Diluted weighted average shares outstanding            34,372,364       34,868,905        34,612,985
                                                      =============    =============     =============

(1) Reflects the adjustments to FFO required to reflect the FFO of the Associated Companies allocable to the Company. The Company's investments in the Associated Companies are accounted for using the equity method of accounting.

(2) The distributions for the three months ended June 30, 1998, were paid on July 10, 1998.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding potential acquisitions, the anticipated performance of future acquisitions, recently completed acquisitions and existing properties, and statements regarding the Company's financing activities. All forward looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those stated or implied in such forward-looking statements.

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

Stockholders or potential stockholders should read the "Risk Factors" section of the Company's latest annual report on Form 10-K/A filed with the Securities and Exchange Commission ("SEC") in conjunction with this quarterly report on Form 10-Q to better understand the factors affecting the Company's results of operations and the Company's common stock share price. The fact that some of the risk factors may be the same or similar to the Company's past filings means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's other SEC filings are part of doing business in the real estate industry and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

GLENBOROUGH HOTEL GROUP

Background

Glenborough Hotel Group ("GHG") was organized in the state of Nevada on September 23, 1991. Through June 1998, GHG operated hotel properties owned by
Glenborough Realty Trust Incorporated (the "Company") under six separate percentage leases and managed one hotel property owned by an unaffiliated company. In June 1998, two of the hotel properties owned by the Company were sold. In addition, the four remaining hotel properties owned by the Company were leased to unaffiliated entities. These unaffiliated entities will manage three of the hotel properties through the end of 1998, at which time they will purchase the properties from the Company.

The Company owns 100% of the 50 shares of non-voting preferred stock of GHG and three individuals, including Terri Garnick, an executive officer of the Company, each own 33 1/3% of the 1,000 shares of voting common stock of GHG.

Through April 30, 1998, GHG also owned approximately 80% of the common stock of Resort Group, Inc. ("RGI"). GHG consolidated its financial statements with RGI and recognized its joint venture partner's interest as minority interest. RGI manages homeowners associations and rental pools for two beachfront resort condominium hotel properties and owns six units at one of the properties. As of May 1, 1998, GHG sold its interest in RGI to a partnership affiliated with the Company.

Liquidity and Capital Resources

Through June 30, 1998, GHG's primary source of funding was the cash generated by the operations of the six hotels leased from the Company and fees received for
(i) managing hotels and (ii) managing the homeowners associations and rental pools for the resort condominium hotel properties as discussed above.

The board of directors of GHG declared and paid the following quarterly dividends for the three months ended March 31 and June 30, 1998:

                                              1st Quarter     2nd Quarter      Year to Date
                                             --------------  --------------   --------------
Preferred dividends to the Company            $    7,500      $    7,500         $  15,000
Additional dividends to the Company               70,875          70,875           141,750
                                             --------------  --------------   --------------
Total dividends to the Company                    78,375          78,375           156,750
Dividends to others                               23,625          23,625            47,250
                                             --------------  --------------   --------------
Total dividends                               $  102,000      $  102,000         $ 204,000
                                             ==============  ==============   ==============

Results of Operations

Hotel revenue, which represents the revenue earned on the six hotels leased from the Company, increased $767,000, or 12%, to $6,904,000 for the six months ended June 30, 1998, from $6,137,000 for the six months ended June 30, 1997. This increase is primarily due to the commencement of the Scottsdale Hotel lease in February 1997 and the commencement of the Irving Hotel lease in April 1998.

Fee revenue and salary reimbursements of $645,000 represents the fees earned for managing hotels and resort condominium hotels. The decrease from the six months ended June 30, 1997, to the six months ended June 30, 1998, is primarily due to a change in ownership of one of the managed hotels, which resulted in GHG no longer managing this hotel as of April 1997.

The primary expenses associated with the leased hotels are room expenses, lease payments, sales and marketing and other operating expenses, including utilities, maintenance and insurance. All of these leased hotel expenses increased from the six months ended June 30, 1997, to the six months ended June 30, 1998, due to the commencement of the Scottsdale Hotel and Irving Hotel leases as discussed above.

The only direct expenses incurred in connection with the management of the two hotels and two resort condominium hotel properties are salaries and benefits which decreased $298,000 from the six months ended June 30, 1997, to the six months ended June 30, 1998. This decrease is primarily due to a change in ownership of one of the managed hotel properties which resulted in GHG no longer managing this hotel as of April 1997.

General and administrative costs represent the overhead costs associated with administering the business of GHG. Such costs primarily consist of administrative salaries and benefits, rent, legal fees and accounting fees. These costs remained relatively stable with a decrease of $5,000, or 1%, to $520,000 for the six months ended June 30, 1998, from $525,000 for the six months ended June 30, 1997.

Depreciation and amortization decreased $15,000, or 31%, to $34,000 for the six months ended June 30, 1998, from $49,000 for the six months ended June 30, 1997. Depreciation expense relates to the depreciation of building improvements and furniture, fixtures and equipment at the leased hotels. Amortization expense primarily relates to the amortization of RGI's investment in management contracts. The decrease is primarily due to the sale of GHG's interest in RGI to an affiliate of the Company, effective May 1, 1998.

On May 1, 1998, GHG sold its 80% interest in RGI to an affiliate of the Company for $340,000 and recognized a $261,000 loss which is included in GHG's consolidated statements of income for the six months ended June 30, 1998.

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

At a hearing on January 17, 1996, the court heard the arguments of the objectors seeking to overturn the settlement, as well as the arguments of the plaintiffs and the defendants in defense of the settlement. The court granted all parties a period of time in which to file additional pleadings. On June 4, 1996, the court granted approval of the settlement, finding it fundamentally fair, adequate and reasonable to the respective parties to the settlement. However, the objectors gave notice of their intent to appeal the June 4 decision. All parties filed their briefs and a hearing was held on February 3, 1998. On February 17, 1998, the Court of Appeals rejected the objectors' contentions and upheld the settlement. The objectors filed with the California Supreme Court a petition for review, which was denied on May 21, 1998.

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

This action alleges the same disclosure violations and breaches of fiduciary duty as were alleged in the Blumberg Action. The complaint sought injunctive relief, which was denied at a hearing on December 22, 1995. At that hearing, the court also deferred all further proceedings in this case until after the scheduled January 17, 1996 hearing in the Blumberg Action. Following several stipulated extensions of time for the Company to respond to the complaint, the Company filed a motion to dismiss the case. Plaintiffs in the BEJ Action voluntarily stayed the action pending resolution of the Blumberg Action; such plaintiffs can revive their lawsuit.

It is management's position that the BEJ Action, and the objections to the settlement of the Blumberg Action, are without merit, and management intends to pursue a vigorous defense in both matters. In view of the denial of the objector's petition for review in the Blumberg Action, among other things, the Company believes that it is very unlikely that this litigation would result in a liability that would exceed the accrued liability by a material amount. However, given the inherent uncertainties of litigation, there can be no assurance that the ultimate outcome in these two legal proceedings will be in the Company's favor.

Certain other claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such other claims and lawsuits will not have a material adverse effect on the Company's financial position, cash flow or results of operations.

Item 2.       Changes in Securities

(a)   Rights of Holders of Registered Securities

On July 7, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan and pursuant thereto declared a dividend of one preferred share purchase right for each outstanding share of the Company's Common Stock. A Form 8-A relating to such plan was filed with the Securities and Exchange Commission on July 16, 1998. Said Form 8-A is incorporated herein by reference.

(c)   Sales of Unregistered Securities

In February 1998, the Company acquired the Capitol Center property in Des Moines, Iowa, for a total acquisition cost, including capitalized costs, of approximately $12.3 million. In connection with this acquisition, Glenborough Properties, L.P., a California limited partnership (the "Operating Partnership," as to which the Company is general partner), issued to Hubbell Realty Corporation, the seller of the Capitol Center Property, 3,874 units ("Units") of partnership interest in Glenborough Properties, L.P. (with an agreed upon per Unit value of $30.00, or an aggregate value of $116,000) as partial payment for the Capitol Center Property. The Units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. The Units were issued by the Operating Partnership in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

In June 1998, the Company acquired the Covance Property for a total acquisition cost, including capitalized costs, of approximately $16.5 million. In connection with this acquisition, the Company and the Operating Partnership issued approximately $4.3 million in the form of 161,492 partnership units in the Operating Partnership and 8,802 unregistered shares of Common Stock of the Company (based on an agreed per unit and per share value of $25.00) as partial payment for the Covance Property. The Units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. The Units and shares were issued by the Operating Partnership and the Company in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In June 1998, the Company acquired the Galesi Portfolio for a total acquisition cost, including capitalized costs, of approximately $275.8 million. In connection with this acquisition, the Operating Partnership issued approximately $21.2 million in the form of 806,393 partnership units in the Operating Partnership (based on an agreed per unit value of $26.2315) as partial payment for the Galesi Portfolio. The Units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. The Units were issued by the Operating Partnership in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 4.       Submission of Matters to a Vote of Security Holders

At the Company's annual meeting, held on May 14, 1998 in Redwood City, California, the following votes of security holders occurred:

(a) The following persons were duly elected by the holders of the Company's Common Stock to serve as directors, each for the term of their respective Class as indicated below and until their successors are elected and qualified:

     (1) As a Class I director (for a one year term; until 1999), Richard C. Blum, 24,566,510 votes for and 123,123 votes withheld;

     (2) As a Class I director (for a one year term; until 1999), Richard A. Magnuson, 24,568,385 votes for and 121,248 votes withheld;

     (3) As a Class II director (for a two year term; until 2000), Robert Batinovich, 24,566,995 votes for and 122,638 votes withheld;

     (4) As a Class II director (for a two year term; until 2000), Patrick Foley, 24,566,978 votes for and 122,655 votes withheld;

     (5) As a Class III director (for a three year term; until 2001), Andrew Batinovich, 24,567,892 votes for and 121,741 votes withheld;

     (6) As a Class III director (for a three year term; until 2001), Laura Wallace, 24,566,551 votes for and 123,082 votes withheld.

(b) The holders of Common Stock ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1998, by a vote of 24,643,409 votes for and 10,078 votes against and 36,146 votes abstaining.

Item 5:  Other Information

Any stockholder proposal submitted with respect to the Company's 1999 Annual Meeting of Stockholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rule 14a-4 and 14a-5 if notice thereof is received by the Company after March 1, 1999.

Item 6.       Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              The Exhibit Index attached hereto is hereby incorporated by reference to this item.

         (b)  Reports on Form 8-K:

              On April 29, 1998, the Company filed a report on Form 8-K with respect to Supplemental Information as of March 31, 1998.

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

              On July 10, 1998, the Company filed a report on Form 8-K with respect to its adoption of a stockholder rights plan.

              On July 15,  1998,  the  Company  filed a report  on Form 8-K with respect to the acquisition of the Galesi Portfolio, the Donau/Gruppe Portfolio, the Pauls Portfolio and One and Three Pacific and the Bridge Loan.

              On July 22, 1998, the Company filed a report on Form 8-K with respect to Supplemental Information as of June 30, 1998.

              On August 13, 1998, the Company filed a report on Form 8-K/A with respect to the acquisition of the Galesi Portfolio, the Donau/Gruppe Portfolio, the Pauls Portfolio and One and Three Pacific and the Bridge Loan.

                                   SIGNATURES


Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      GLENBOROUGH REALTY TRUST INCORPORATED




                   By: Glenborough Realty Trust Incorporated,



Date:  August 14, 1998                /s/ Andrew Batinovich
                                      Andrew Batinovich
                                      Director, President
                                      and Chief Operating Officer
                                      (Principal Operating Officer)





Date:  August 14, 1998                /s/ Stephen Saul
                                      Stephen Saul
                                      Executive Vice President
                                      and Chief Financial Officer
                                      (Principal Financial Officer)




Date:  August 14, 1998                /s/ Terri Garnick
                                      Terri Garnick
                                      Senior Vice President,
                                      Chief Accounting Officer,
                                      Treasurer
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                          Exhibit Title

3.1       Amended Bylaws of the Company.

3.2 Articles Supplementary of the Series B Preferred Stock (relating to the Rights Plan).

10.1 Rights Agreement, dated as of July 20, 1998, between the Company and the Registrar and Transfer Company, together with Exhibit A Form of Rights Certificate; Exhibit B Summary of Rights to Purchase Preferred Stock; and Exhibit C Form of Articles Supplementary of the Series B Preferred Stock (incorporated herein by reference to Exhibit 1 to the Company's Form 8-A, filed July 16, 1998).

10.2 Term Credit Agreement, dated as of June 29, 1998, between the Company and a commercial bank with respect to the $150 Million Bridge Loan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A, filed August 13, 1998).

11.1 Statement re: Computation of Per Share Earnings is shown in Note 8 of the Consolidated Financial Statements of the Company in Item 1.

12.1      Computation of Ratios.

27.1      Financial Data Schedule.

Exhibit 3.1

                      GLENBOROUGH REALTY TRUST INCORPORATED

                                     BYLAWS

                 as amended by actions of the Board of Directors
            at Meetings held on October 28, 1996 and January 26, 1998

                                    ARTICLE I

                                  STOCKHOLDERS

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

     1.4 Notice of Meetings: Waiver of Notice. Not less than 10 nor more than 90 days before each stockholders' meeting, the Secretary shall give written notice of the meeting to each stockholder entitled to vote at the meeting and each other stockholder entitled to notice of the meeting. The notice shall state the time and place of the meeting and, if the meeting is a special meeting or notice of the purpose is required by statute, the purpose of the meeting. Notice is given to a stockholder when it is personally delivered to him, left at his residence or usual place of business, or mailed to him at his address as it appears on the records of the Corporation. Notwithstanding the foregoing provisions, each person who is entitled to notice waives notice if he before or after the meeting signs a waiver of the notice which is filed with the records of stockholders' meetings, or is present at the meeting in person or by proxy.

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

                                   ARTICLE II

                               BOARD OF DIRECTORS

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

     2.3 Election and Tenure of Directors. Effective January 26, 1998, Directors are divided into three classes, as nearly equal in number as possible, with respect to the times for which they shall severally hold office. Directors of the First Class first chosen shall hold office for one year or until the annual election occurring in the year 1999; Directors of the Second Class first chosen shall hold office for two years or until the annual election occurring in the year 2000; Directors of the Third Class first chosen shall hold office for three years or until the annual election occurring in the year 2001; and, in each case, until their successors shall be duly elected and shall qualify. At each future annual meeting of the stockholders, the successors to the Class of Directors whose terms shall expire at that time shall be elected to hold office for a term of three years, so that the term of office of one Class of Directors shall expire in each year.

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

     2.8 Notice of Meeting. Except as provided in Section 2.6, the Secretary shall give written notice to each director of each regular and special meting of the Board of Directors. The notice shall state the time and place of the meeting. Notice is given to a director when it is delivered personally to him, left at his residence or usual place of business, or sent by telegraph, facsimile transmission or telephone, at least 24 hours before the time of the meeting or, in the alternative, by mail to his address as it shall appear on the records of the Corporation, at least 72 hours before the time of the meeting. Unless the Bylaws or a resolution of the Board of Directors provides otherwise, the notice need not state the business to be transacted at or the purposes of any regular or special meeting of the Board of Directors. No notice of any meeting of the Board of Directors need be given to any director who is present at the meeting except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened, or to any director who, in writing executed and filed with the records of the meeting either before or after the holding thereof, waives such notice. Any meeting of the Board of Directors, regular or special, may adjourn from time to time to reconvene at the same or some other place, and no notice need be given of any such adjourned meeting other than by announcement.

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

                                   ARTICLE III

                                   COMMITTEES

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

     3.2 Committee Procedure Each committee may fix rules of procedure for its business. A majority of the members of a committee shall constitute a quorum for the transaction of business, and the action of a majority of those present at a meeting at which a quorum is present shall be the action of the committee. The members of a committee present at any meeting, whether or not they constitute a quorum, may appoint a director to act in the place of an absent member. Any action required or permitted to be taken at a meeting of a committee may be taken without a meeting, if a unanimous written consent which sets forth the action is signed by each member of the committee and filed with the minutes of proceedings of the committee. The members of a committee may conduct any meeting thereof by conference telephone in accordance with the provisions of Section 2.10.

     3.3 Emergency. In the event of a state of disaster of sufficient severity to prevent the conduct and management of the affairs and business of the Corporation by its directors and officers as contemplated by the Charter and the By-Laws, any two or more available members of the then incumbent Executive Committee shall constitute a quorum of that Committee for the full conduct and management of the affairs and business of the Corporation in accordance with the provisions of Section 3.1. In the event of the unavailability, at such time, of a minimum of two members of the then incumbent Executive Committee, the available directors shall elect an Executive Committee consisting of any two members of the Board of Directors, whether or not they be officers of the Corporation, which two members shall constitute the Executive Committee for the full conduct and management of the affairs of the Corporation in accordance with the foregoing provisions of this Section. This Section shall be subject to implementation by resolution of the Board of Directors passed from time to time for that purpose, and any provisions of the By-Laws (other than this Section) and any resolutions which are contrary to the provisions of this Section or to the provisions of any such implementing resolutions shall be suspended until it shall be determined by any interim Executive Committee acting under this Section that it shall be to the advantage of the Corporation to resume the conduct and management of its affairs and business under all the other provisions of the By-Laws.

                                   ARTICLE IV

                                    OFFICERS

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

                                    ARTICLE V

                                DIVISIONAL TITLES

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

                                   ARTICLE VI

                                      STOCK

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

     6.6 Replacement Stock Certificates. The Board of Directors of the Corporation may determine the conditions for issuing a new stock certificate in place of one which is alleged to have been lost, stolen, or destroyed, or the Board of Directors may delegate such power to any officer or officers of the Corporation. In their discretion, the Board of Directors or such officer or officers may refuse to issue a new certificate (a) unless the owner of the lost, stolen or destroyed certificate gives a bond, with sufficient surety, to indemnify the Corporation against any loss or claim arising as the result of the issuance of the new certificate or (b) unless a court having jurisdiction in the premises orders the Corporation to issue a new certificate.

                                   ARTICLE VII

                                     FINANCE

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

                                  ARTICLE VIII

                                SUNDRY PROVISIONS

     8.1 Books and Records. The Corporation shall keep correct and complete books and records of its accounts and transactions and minutes of the proceedings of its stockholders and Board of Directors and of any executive or other committee when exercising any of the powers of the Board of Directors. The books and records of the Corporation may be in written form or in any other form which can be converted within a reasonable time into written form for visual inspection. Minutes shall be recorded in written form but may be maintained in the form of a reproduction. The original or a certified copy of the Bylaws, including any amendments to them, shall be kept at the principal office of the Corporation.

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

                                   ARTICLE IX

                               INDEMNIFICATION AND
                              ADVANCE FOR EXPENSES

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

     I, Frank E. Austin, do hereby certify that I am the duly elected and acting Secretary of Glenborough Realty Trust Incorporated, and that the foregoing By-Laws were originally adopted by the Board of Directors of the corporation at a meeting held on August 31, 1994 and the foregoing provisions reflect all amendments through May 18, 1998.

                                           ____________________________
                                            Frank E. Austin, Secretary

Attest:

___________________________
Robert Batinovich, Chairman

Exhibit 3.2

                      GLENBOROUGH REALTY TRUST INCORPORATED

                             ARTICLES SUPPLEMENTARY

                            SERIES B PREFERRED STOCK


          Glenborough Realty Trust Incorporated, a Maryland corporation, having its principal office in the City of Baltimore, Maryland (the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

          FIRST: Under a power contained in Article SIXTH of the Articles of Incorporation, as amended (the "Charter"), the Board of Directors of the Corporation (the "Board of Directors"), has duly reclassified and designated shares (the "Shares") of the Common Stock, par value $.001 per share (as defined in the Charter), as shares of Series B Preferred Stock, par value $.001 per share, of the Corporation (the "Series B Preferred Stock")

          SECOND: Subject in all cases to the provisions of Article NINTH of the Charter of the Corporation with respect to Share-in-Trust, the following is a description of the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends qualifications and terms and conditions of redemption of Series B Preferred Stock of the Corporation:

     1. Designation and Amount. The designation of Series B Preferred Stock described in Article FIRST hereof shall be "Series B Preferred Stock (par value $.001 per share)." The number of shares of Series B Preferred Stock to be authorized shall be Five Hundred Thousand (500,000). Such number of shares may be increased or decreased by resolution of the Board of Directors; provided that no decrease shall reduce the number of shares of Series B Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Corporation convertible into Series B Preferred Stock.

     2. Dividends and Distributions. (A) Subject to the prior and superior rights of the holders of any shares of any other series of Preferred Stock or any other shares of stock of the Corporation ranking prior and superior to the shares of Series B Preferred Stock with respect to dividends, including, without limitation, the Corporation's 7-3/4% Series A Convertible Preferred Stock (the "Series A Preferred Shares"), each holder of one one-hundredth (1/100) of a share (a "Unit") of Series B Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for that purpose, (i) quarterly dividends payable in cash on the last day of March, June, September, and December in each year (each such date being a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of such Unit of Series B Preferred Stock, in an amount per Unit (rounded to the nearest cent) equal to the greater of (a) $.01 or (b) subject to the provision for adjustment hereinafter set forth, the aggregate per share amount of all cash dividends declared on shares of the Common Stock since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of a Unit of Series B Preferred Stock, and (ii) subject to the provision for adjustment hereinafter set forth, quarterly distributions (payable in kind) on each Quarterly Dividend Payment Date in an amount per Unit equal to the aggregate per share amount of all non-cash dividends or other distributions (other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock, by reclassification or otherwise) declared on shares of Common Stock since the immediately preceding Quarterly Dividend Payment Date, or with respect to the first Quarterly Dividend Payment Date, since the first issuance of a Unit of Series B Preferred Stock. In the event that the Corporation shall at any time after July 20, 1998 (the "Rights Declaration Date") (i) declare any dividend on outstanding shares of Common Stock payable in shares of Common Stock, (ii) subdivide outstanding shares of Common Stock or
(iii) combine outstanding shares of Common Stock into a smaller number of shares, then in each such case the amount to which the holder of a Unit of Series B Preferred Stock was entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which shall be the number of shares of

Common Stock that are outstanding immediately after such event and the denominator of which shall be the number of shares of Common Stock that were outstanding immediately prior to such event.

     (B) The Corporation shall declare a dividend or distribution on Units of Series B Preferred Stock as provided in paragraph (A) above immediately after it declares a dividend or distribution on the shares of Common Stock (other than a dividend payable in shares of Common Stock); provided, however, that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $.01 per Unit on the Series B Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

     (C) Dividends shall begin to accrue and shall be cumulative on each outstanding Unit of Series B Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issuance of such Unit of Series B Preferred Stock, unless the date of issuance of such Unit is prior to the record date for the first Quarterly Dividend Payment Date, in which case, dividends on such Unit shall begin to accrue from the date of issuance of such Unit, or unless the date of issuance is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of Units of Series B Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on Units of Series B Preferred Stock in an amount less than the aggregate amount of all such dividends at the time accrued and payable on such Units shall be allocated pro rata on a unit-by-unit basis among all Units of Series B Preferred Stock at the time outstanding. The Board of Directors may fix a record date for the determination of holders of Units of Series B Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than 30 days prior to the date fixed for the payment thereof.

     3. Voting Rights. The holders of Units of Series B Preferred Stock shall have the following voting rights:

     (A) Subject to the provision for adjustment hereinafter set forth, each Unit of Series B Preferred Stock shall entitle the holder thereof to one vote on all matters submitted to a vote of the stockholders of the Corporation. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on outstanding shares of Common Stock payable in shares of Common Stock, (ii) subdivide outstanding shares of Common Stock or (iii) combine the outstanding shares of Common Stock into a smaller number of shares, then in each such case the number of votes per Unit to which holders of Units of Series B Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction the numerator of which shall be the number of shares of Common Stock outstanding immediately after such event and the denominator of which shall be the number of shares of Common Stock that were outstanding immediately prior to such event; and

     (B) Except as otherwise provided herein, in the Charter or the Bylaws of the Corporation or as required by law, the holders of Units of Series B Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation, and such holders shall have no special voting rights and their consents shall not be required for taking any corporate action.

     4. Certain Restrictions. (A) Whenever quarterly dividends or other dividends or distributions payable on Units of Series B Preferred Stock as provided herein are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on outstanding Units of Series B Preferred Stock shall have been paid in full, the Corporation shall not
(i) declare or pay dividends on, make any other distributions on, or redeem or purchase or otherwise acquire for consideration any shares of junior stock; (ii) declare or pay dividends on or make any other distributions on any shares of parity stock, except dividends paid ratably on Units of Series B Preferred Stock and shares of all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of such Units and all such shares are then entitled; (iii) redeem or purchase or otherwise acquire for consideration shares of any parity stock, provided, however, that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any junior stock; (iv) purchase or otherwise acquire for consideration any Units of Series B Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such Units.

     (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section 3, purchase or otherwise acquire such shares at such time and in such manner.

     5. Reacquired Shares. Any Units of Series B Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such Units shall, upon their cancellation, become authorized but unissued shares (or fractions of shares) of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein, in the Charter, or in any other articles supplementary creating a series of Preferred Stock or any other similar stock or as otherwise required by law.

     6. Liquidation, Dissolution or Winding Up. (A) Upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, no distribution shall be made (i) to the holders of shares of junior stock unless the holders of Units of Series B Preferred Stock shall have received, subject to adjustment as hereinafter provided in paragraph (B), the greater of either (a) $.01 per Unit plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not earned or declared, to the date of such payment, or (b) the amount equal to the aggregate per share amount to be distributed to holders of shares of Common Stock, or (ii) to the holders of shares of parity stock, unless simultaneously therewith distributions are made ratably on Units of Series B Preferred Stock and all other shares of such parity stock in proportion to the total amounts to which the holders of Units of Series B Preferred Stock are entitled under clause (i)(a) of this sentence and to which the holders of shares of such parity stock are entitled, in each case upon such liquidation, dissolution or winding up.

     (B) In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on outstanding shares of Common Stock payable in shares of Common Stock, (ii) subdivide outstanding shares of Common Stock, or (iii) combine outstanding shares of Common Stock into a smaller number of shares, then in each such case the aggregate amount to which holders of Units of Series B Preferred Stock were entitled immediately prior to such event pursuant to clause (i)(b) of paragraph (A) of this Section 5 shall be adjusted by multiplying such amount by a fraction the numerator of which shall be the number of shares of Common Stock that are outstanding immediately after such event and the denominator of which shall be the number of shares of Common Stock that were outstanding immediately prior to such event.

     7. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or converted into other stock or securities, cash and/or any other property, then in any such case Units of Series B Preferred Stock shall at the same time be similarly exchanged for or converted into an amount per Unit (subject to the provision for adjustment hereinafter set forth) equal to the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is converted or exchanged. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on outstanding shares of Common Stock payable in shares of Common Stock, (ii) subdivide outstanding shares of Common Stock, or (iii) combine outstanding Common Stock into a smaller number of shares, then in each such case the amount set forth in the immediately preceding sentence with respect to the exchange or conversion of Units of Series B Preferred Stock shall be adjusted by multiplying such amount by a fraction the numerator of which shall be the number of shares of Common Stock that are outstanding immediately after such event and the denominator of which shall be the number of shares of Common Stock that were outstanding immediately prior to such event.

     8. Redemption. The Units of Series B Preferred Stock and shares of Series B Preferred Stock shall not be redeemable.

     9. Ranking. The Units of Series B Preferred Stock and shares of Series B Preferred Stock shall rank, with respect to the payment of dividends and the distribution of assets, junior to the Series A Preferred Shares and to all other series of the Preferred Stock and to any other class of Preferred Stock that hereafter may be issued by the Corporation as to the payment of dividends and the distribution of assets, unless the terms of any such series or class shall provide otherwise.

     10. Fractional Shares. The Series B Preferred Stock may be issued in Units or other fractions of a share, which Units or fractions shall entitle the holder, in proportion to such holder's units or fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series B Preferred Stock.

     11. Certain Definitions. As used in this resolution with respect to the Series B Preferred Stock, the following terms shall have the following meanings:

     (A) The term "Common Stock" shall mean the class of stock designated as the common stock, par value $.001 per share, of the Corporation at the date hereof or any other class of stock resulting from successive changes or reclassification of the common stock.

     (B) The term "junior stock" (i) as used in Section 3 shall mean the Common Stock and any other class or series of capital stock of the Corporation hereafter authorized or issued over which the Series B Preferred Stock has preference or priority as to the payment of dividends and (ii) as used in
Section 5, shall mean the Common Stock and any other class or series of capital stock of the Corporation over which the Series B Preferred Stock has preference or priority in the distribution of assets on any liquidation, dissolution or winding up of the Corporation.

     (C) The term "parity stock" (i) as used in Section 3 shall mean any class or series of stock of the Corporation hereafter authorized or issued ranking pari passu with the Series B Preferred Stock as to dividends and (ii) as used in
Section 5, shall mean any class or series of capital stock ranking pari passu with the Series B Preferred Stock in the distribution of assets on any liquidation, dissolution or winding up.

Exhibit 12.1

GLENBOROUGH REALTY TRUST INCORPORATED
Computation of Ratios
For the five years ended December 31, 1997
and the three months ended March 31 and June 30, 1998

                                        GRT Predecessor Entities, Combined                          The Company
                                        ------------------------------------   -----------------------------------------------------
                                                                                                             Three         Three
                                                                                                             Months        Months
                                                                                                          Ended March    Ended June
                                                            Year Ended December 31,                           31,            30,
                                        ----------------------------------------------------------------  -------------  -----------
                                           1993         1994         1995          1996          1997          1998          1998
                                        ----------   ----------   ----------   -----------   -----------  -------------  -----------
EARNINGS, AS DEFINED

Net Income (Loss) before Preferred
   Dividends                               4,418        1,580           524       (1,609)       19,368        12,213         13,921
Extraordinary and non-recurring items     (2,274)          --            --          186           843            --             --
Federal & State income taxes                  24          176           357           --            --            --             --
Minority Interest                              5           43            --          292         1,119           678            596
Fixed Charges                              1,301        1,140         2,129        3,913         9,668         9,145          9,707
                                        ----------   ----------   ----------   -----------   -----------  -------------  -----------
                                           3,474        2,939         3,010        2,782        30,998        22,036         24,224
                                        ----------   ----------   ----------   -----------   -----------  -------------  -----------

FIXED CHARGES AND PREFERRED DIVIDENDS, AS
   DEFINED

Interest Expense                           1,301        1,140         2,129        3,913         9,668         9,145          9,707
Capitalized Interest                          --           --            --           --            --            --            131
Preferred Dividends                           --           --            --           --            --         3,910          5,570
                                        ----------   ----------   ----------   -----------   -----------  -------------  -----------
                                           1,301        1,140         2,129        3,913         9,668        13,055         15,408

RATIO OF EARNINGS TO FIXED CHARGES          2.67         2.58          1.41         0.71 (1)      3.21          2.41           2.46
                                        ----------   ----------   ----------   -----------   -----------  -------------  -----------

RATIO OF EARNINGS TO FIXED CHARGES AND
   PREFERRED DIVIDENDS                      2.67         2.58          1.41         0.71 (1)      3.21          1.69           1.57
                                        ----------   ----------   ----------   -----------   -----------  -------------  -----------

(1) For the twelve months ended December 31, 1996, earnings were insufficient to cover fixed charges and fixed charges plus preferred dividends by $1,131.