Form 10-K/A
period 1997-12-31
GLENBOROUGH REALTY TRUST INC
filed 1998-09-10
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 1997
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
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

This Form 10-K of Glenborough Realty Trust Incorporated (the "Company") for the year ended December 31, 1997 is being amended and restated in its entirety to
(i) amend Item 3, Legal Proceedings, to add certain information therein, (ii) amend Item 6, Selected Financial Data, to add certain line items in that Item's financial tables and to revise certain footnotes and other disclosures therein,
(iii) amend Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, to revise certain captions in the risk factor sections of such Item (the sections that follow the caption "Forward Looking Statements; Factors That May Affect Operating Results") and to add and revise certain information in such risk factor sections, (iv) amend Item 14, Financial Statements, Schedules and Reports on Form 8-K, to add certain information to
Note 2, Note 4 and Note 12 of the Notes to the Company's Consolidated Financial Statements and (v) amend and restate in their entirety Exhibit 12.1 and Exhibit 23.1.

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

Item 6.       Selected Financial Data

Set forth below are selected financial data for:

          Glenborough Realty Trust Incorporated: Consolidated balance sheet data is presented as of December 31, 1997, 1996 and 1995. Consolidated operating data is presented for the years ended December 31, 1997 and 1996, and As Adjusted consolidated operating data is presented for the years ended December 31, 1995 and 1994, and assumes the Consolidation and related transactions occurred on January 1, 1994, in order to present the operations of the Company for those periods as if the Consolidation had been in effect for those periods and to provide amounts which are comparable to the consolidated results of operations of the Company for the years ended December 31, 1997 and 1996.

          The GRT Predecessor Entities: Combined operating data is presented for the years ended December 31, 1995, 1994 and 1993. The combined balance sheet data is presented as of December 31, 1994 and 1993.

This selected financial data should be read in conjunction with the financial statements of Glenborough Realty Trust Incorporated, including the notes thereto, included in Item 14.

                                                     As of and for the Year Ended December 31,
                               Historical   Historical  As Adjusted    Historical  As Adjusted  Historical  Historical
                                  1997         1996        1995           1995        1994         1994        1993
                                                       (In thousands, except per share data)

 Rental Revenue.........        $  61,393   $  17,943    $ 13,495       $ 15,454    $ 12,867     $ 13,797    $ 13,546
 Fees and reimbursements              719         311         260         16,019         260       13,327      15,439
 Interest and other income          1,802       1,080         982          2,698       1,109        3,557       3,239
 Equity in earnings of
   Associated Companies             2,743       1,598       1,691             --       1,649           --          --
 Total Revenues(1)......           68,148      21,253      16,428         34,171      15,885       30,681      32,224
 Property operating expenses       18,958       5,266       4,084          8,576       3,673        6,782       7,553
 General and administrative         3,319       1,393         983         15,947         954       13,454      14,321
 Interest expense.......            9,668       3,913       2,767          2,129       2,767        1,140       1,301
 Depreciation and
   Amortization.........           14,873       4,575       3,654          4,762       3,442        4,041       4,572
 Income (loss) from
   operations before minority
   interest and extraordinary
   items                           21,330      (1,131)      4,077            524      (2,721)       1,580       2,144
 Net income (loss)(2)...           19,368      (1,609)      3,796            524      (3,093)       1,580       4,418
 Diluted amounts per share(3):
   Net income (loss) before
     extraordinary items        $    1.09   $   (0.21)   $   0.66             --    $  (0.47)          --          --
   Net income (loss)....             1.05       (0.24)       0.66             --       (0.54)          --          --
   Distributions(4).....             1.38        1.22        1.20             --        1.20           --          --


                                                       continued


                                                     As of and for the Year Ended December 31,
                               Historical   Historical  As Adjusted    Historical  As Adjusted  Historical  Historical
                                  1997         1996        1995           1995        1994         1994        1993
                                                       (In thousands, except per share data)

 Net investment in real estate  $ 825,218   $ 161,945          --       $ 77,574          --     $ 63,994    $ 70,245
 Mortgage loans receivable,
   net..................            3,692       9,905          --          7,465          --       19,953      18,825
 Total assets...........          865,774     185,520          --        105,740          --      117,321     102,635
 Total debt.............          228,299      75,891          --         36,168          --       17,906      12,172
 Stockholders' equity...          580,123      97,600          --         55,628          --       80,558      85,841

Other Data:
 EBIDA(5)...............        $  44,380   $  14,273          --       $  9,291          --     $ 10,269    $ 10,326
 Cash flow provided by (used
   for):
   Operating activities.           24,078       4,138    $  4,656        (10,608)   $  5,742       22,426      12,505
   Investing activities.         (569,242)    (61,833)      3,263          8,656       1,710       (1,947)     (2,002)
   Financing activities.          548,879     (54,463)     (7,933)       (17,390)     (6,408)      (2,745)     (8,927)
 FFO(6).................           36,087      11,491       9,638          7,162       9,536        9,129       9,025
 CAD(7),(8).............           32,335      10,497       8,856          3,237       8,754        6,919       6,921
 Debt to total market
   capitalization(9)....            18.5%       29.5%          --             --          --           --          --
Ratio of Earnings to Fixed
   Charges (10)                      3.21        0.71          --           1.41          --         2.58        2.67

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

(5) EBIDA is computed as income (loss) before minority interests and extraordinary  items plus interest expense,  depreciation and amortization,  gains (losses) on disposal of properties and loss provisions.  In 1996, consolidation and litigation costs were also added back to net income to determine EBIDA. The Company believes that in addition to net income and cash flows, EBIDA is a useful  measure of the  financial  performance  of an equity REIT because,  together  with net income and cash flows,  EBIDA provides  investors  with an  additional  basis to  evaluate  the  ability  of a REIT to incur  and  service  debt and to fund acquisitions,  developments  and other capital  expenditures.  To evaluate EBIDA and the trends it depicts,  the components of
    EBIDA,  such as rental  revenues,  rental  expenses,  real estate  taxes and general and  administrative  expenses,  should be considered.  See "Management's  Discussion and Analysis of Financial Condition and Results of Operations." Excluded from EBIDA are financing costs such as interest as well as depreciation and amortization, each of which can significantly affect a REIT's results of operations and liquidity and should be considered in evaluating a REIT's operating performance. Further, EBIDA does not represent net income or cash flows from  operating,  financing and investing  activities as defined by generally  accepted accounting  principles and does not necessarily  indicate that cash flows will be sufficient to fund all of the Company's cash needs. It should not be considered as an alternative to net income as an indicator of the Company's  operating  performance or as an alternative to cash flows as a measure of liquidity. Further, EBIDA as disclosed by other REITs may not be comparable to the Company's  calculation of EBIDA.  The following table reconciles net income (loss) of the Company to EBIDA for the periods presented:


                                          As of and for the Year Ended December 31,
                               Historical   Historical  Historical  Historical  Historical
                                  1997         1996        1995        1994        1993
                                            (In thousands, except per share data)

 Net income (loss)......        $  19,368   $  (1,609)   $    524    $  1,580    $  4,418
 Extraordinary items....              843         186          --          --      (2,274)
 Minority interest......            1,119         292          --          --          --
 Interest expense.......            9,668       3,913       2,129       1,140       1,301
 Depreciation and amortization     14,873       4,575       4,762       4,041       4,572
 Gains (losses) on disposal of
   properties...........           (1,491)       (321)         --          --          --
 Consolidation and litigation
   costs................               --       7,237          --          --          --
 Loss provisions........               --          --       1,876       3,508       2,309
                                 --------    --------     -------     -------     -------
 EBIDA..................           44,380      14,273       9,291      10,269      10,326
                                 ========    ========     =======     =======     =======

(6) Funds from Operations,  as defined by NAREIT,  represents  income (loss) before minority  interests and  extraordinary  items, adjusted for real estate related  depreciation and  amortization and gains (losses) from the disposal of properties.  In 1996, consolidation  and litigation  costs were also added back to net income to determine FFO. The Company  believes that FFO is an important and widely used measure of the financial  performance of equity REITs which provides a relevant basis for comparison among other REITs.  Together with net income and cash flows,  FFO provides  investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions,  developments and other capital  expenditures.  FFO does not represent net income or cash flows from  operations as defined by GAAP,  and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's operating performance or as an alternative to cash flows from operating,  investing and financing activities (determined in accordance with GAAP) as a measure of liquidity.
    FFO does not  necessarily  indicate  that cash flows will be  sufficient  to fund all of the  Company's  cash needs  including principal amortization,  capital improvements and distributions to stockholders.  Further, FFO as disclosed by other REITs may not be comparable to the Company's  calculation of FFO. The Company  calculates FFO in accordance  with the White Paper on FFO approved by the Board of Governors of NAREIT in March 1995.

(7) Cash available for  distribution  ("CAD")  represents net income (loss) before  minority  interests and  extraordinary  items, adjusted for  depreciation  and amortization  including  amortization of deferred  financing costs and gains (losses) from the disposal of properties,  less lease  commissions and recurring  capital  expenditures,  consisting of tenant  improvements and normal expenditures intended to extend the useful life of the property such as roof and parking lot repairs. CAD should not be considered an alternative to net income (computed in accordance with GAAP) as a measure of the Company's financial performance or as an alternative to cash flow from operating  activities  (computed in accordance with GAAP) as a measure of the Company's liquidity,  nor is it necessarily  indicative of sufficient cash flow to fund all of the Company's cash needs. Further, CAD as disclosed by other REITs may not be comparable to the Company's calculation of CAD.

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

(10)The ratio of earnings to fixed charges is computed as net income (loss) from  operations,  before  extraordinary  items,  plus fixed charges  (excluding  capitalized  interest) divided by fixed charges.  Fixed charges consist of interest costs including amortization of deferred financing costs.

Funds from Operations

Funds from  Operations,  as defined by NAREIT,  represents  income (loss) before minority interests and extraordinary items, adjusted for real estate related depreciation and amortization and gains (losses) from the disposal of properties. The Company believes that FFO is an important and widely used measure of the financial performance of equity REITs which provides a relevant basis for comparison among other REITs. Together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity. FFO does not necessarily indicate that cash flows will be sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The Company calculates FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT in March 1995.

Cash available for distribution ("CAD") represents net income (loss) before minority interests and extraordinary items, adjusted for depreciation and amortization including amortization of deferred financing costs and gains (losses) from the disposal of properties, less lease commissions and recurring capital expenditures, consisting of tenant improvements and normal expenditures intended to extend the useful life of the property such as roof and parking lot repairs. CAD should not be considered an alternative to net income (computed in accordance with GAAP) as a measure of the Company's financial performance or as an alternative to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's cash needs. Further, CAD as disclosed by other REITs may not be comparable to the Company's calculation of CAD.

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

POTENTIAL INABILITY TO MANAGE EXPANSION DUE TO ADDITION OF NEW PROPERTIES

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

POTENTIAL ADVERSE EFFECT ON OPERATIONS DUE TO ASSUMPTION OF GENERAL PARTNER LIABILITIES

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

UNCERTAINTY RELATED TO ACQUISITIONS THROUGH TENDER OFFERS

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

POTENTIAL ADVERSE CONSEQUENCES OF TRANSACTIONS INVOLVING CONFLICTS OF INTEREST

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

MATERIAL TAX RISKS

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

POSSIBLE CHANGES IN TAX LAWS; EFFECT ON THE MARKET VALUE OF REAL ESTATE INVESTMENTS

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

POTENTIAL LIABILITY DUE TO ENVIRONMENTAL MATTERS

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

ENVIRONMENTAL ASSESSMENTS AND POTENTIAL LIABILITY DUE TO ASBESTOS-CONTAINING MATERIALS

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

POTENTIAL ENVIRONMENTAL LIABILITY RESULTING FROM UNDERGROUND STORAGE TANKS

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

POTENTIAL ADVERSE EFFECTS OF ENVIRONMENTAL LIABILITIES ON OPERATING COSTS AND ABILITY TO BORROW

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

GENERAL RISKS OF OWNERSHIP AND FINANCING OF REAL ESTATE

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

POTENTIAL INABILITY TO GROW DUE TO LIMITED AVAILABILITY OF AND COMPETITION FOR REAL ESTATE ACQUISITIONS

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

POTENTIAL ADVERSE EFFECTS ON OPERATIONS DUE TO COMPETITION FOR TENANTS

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

POTENTIAL ADVERSE EFFECTS ON OPERATIONS DUE TO TENANTS' DEFAULTS

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

GENERAL RISKS ASSOCIATED WITH MANAGEMENT, LEASING AND BROKERAGE CONTRACTS

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

ADVERSE EFFECTS ON OPERATIONS DUE TO UNINSURED LOSS

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

INABILITY TO VARY PORTFOLIO DUE TO ILLIQUIDITY OF REAL ESTATE

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

POTENTIAL ADVERSE EFFECTS ON OPERATIONS OF DEVELOPMENT JOINT VENTURES

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

ADDITIONAL CAPITAL REQUIREMENTS; POSSIBLE ADVERSE EFFECTS ON HOLDERS OF EQUITY SECURITIES

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

LOSSES RELATING TO CONSOLIDATION

Two lawsuits were filed contesting the fairness of the Consolidation, one in California state court and one in federal court. A settlement of the state court action was approved by the court, but objectors to the settlement appealed that approval. On February 17, 1998, the Court of Appeals rejected the objectors' contentions and upheld the settlement. The objectors filed with the California Supreme Court a petition for review, which was denied on May 21, 1998. Plaintiffs in the federal court action court stipulated to a stay of the action pending resolution of the state court action. Pursuant to the terms of the settlement in the State court action, pending final resolution of these matters, the Company has paid one-third of the $855,000 settlement amount and the remaining two-thirds is being held in escrow.

From time to time, the Company is involved in other litigation arising out of its business activities. It is possible that this litigation and the other litigation previously described could result in significant losses in excess of amounts reserved, which could have an adverse effect on the Company's results of operations and the financial condition of the Company.

INVOLVEMENT OF SENIOR MANAGEMENT IN PREVIOUS CHAPTER 11 REORGANIZATION

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

DEBT FINANCING; RISK THAT CASH FLOW IS INSUFFICIENT FOR DEBT SERVICE REQUIREMENTS; RISK THAT DEBT RESTRICTIONS WILL AFFECT OPERATIONS; RISK OF INABILITY TO REPAY INDEBTEDNESS AT MATURITY

The Company intends to incur additional indebtedness in the future, including through borrowings under a credit facility, to finance property acquisitions. As a result, the Company expects to be subject to risks associated with debt financing, including the risk that interest rates may increase, the risk that the Company's cash flow will be insufficient to meet required payments on its debt and the risk that the Company may be unable to refinance or repay the debt as it comes due. The Company's current $250 million unsecured Acquisition Credit Facility with Wells Fargo Bank, N.A. provides that distributions may not exceed 90% of funds from operations and that, in the event of a failure to pay principal or interest on borrowings thereunder when due (subject to any applicable grace period), the Company and its subsidiaries may not pay any distributions on the Common Stock or the Preferred Stock. If the Company is unable to obtain acceptable financing to repay indebtedness at maturity, the Company may have to sell properties to repay indebtedness or properties may be foreclosed upon, which could have an adverse effect on the Company's results of operations and financial condition. Also, as of December 31, 1997, $79,168,000 of the Company's total indebtedness was secured by mortgages that included cross-collateralization provisions.

ADVERSE EFFECTS ON OPERATIONS DUE TO FLUCTUATIONS IN INTEREST RATES

As of December 31, 1997, the Company had approximately $88.0 million of variable rate indebtedness, which bears interest at a floating rate. Therefore, an increase in interest rates will have an adverse effect on the Company's net income and results of operations.

THE COMPANY'S INDEBTEDNESS POLICY IS SUBJECT TO CHANGE BY THE BOARD OF DIRECTORS

While the Company's current policy is to maintain a debt to Total Market Capitalization (as defined below) ratio of 30%, the Company's organizational documents limit the Company's ability to incur additional debt if the total debt, including the additional debt, would exceed 50% of the Borrowing Base, defined as the greater of Fair Market Value or Total Market Capitalization. The debt limitation in the Company's Charter can only be amended by an affirmative vote of the majority of all outstanding stock entitled to vote on such amendment. Fair Market Value is based upon the value of the Company's assets as determined by an independent appraiser. Total Market Capitalization is the sum of the market value of the Company's outstanding capital stock, including shares issuable on exercise of redemption options by holders of units of the Operating Partnership, plus debt. An exception is made for refinancings and borrowings required to make distributions to maintain the Company's status as a REIT. Subject to these limitations contained in the Company's organizational documents, the Company's Board of Directors may change its indebtedness policy without a vote of the stockholders. If the Company changes its indebtedness policy, the Company could become more highly leveraged, resulting in an increased risk of default on the obligations of the Company and in an increase in debt service requirements that could adversely affect the financial condition and results of operations of the Company. In addition, in light of the debt restrictions set forth in the Company's organizational documents, it should be noted that a change in the value of the Common Stock could affect the Borrowing Base as defined in such documents, and therefore the Company's ability to incur additional indebtedness, even though such change in the Common Stock's value is unrelated to the Company's liquidity.

UNCERTAINTY DUE TO BOARD OF DIRECTORS' ABILITY TO CHANGE INVESTMENT POLICIES

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

IMPACT OF YEAR 2000 COMPLIANCE COSTS ON OPERATIONS

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

                                                          GRT Predecessor Entities Combined
                                                                   Additional   Receivable    Retained
                                  General    Limited      Common     Paid-in       from       Earnings
                                  Partner   Partners      Stock      Capital    Stockholder   (Deficit)    Total
BALANCE AT
DECEMBER 31, 1994                $ (1,730) $  85,337      $   5    $  6,613    $  (8,763)    $  (904)    $ 80,558
Distributions                        (117)   (10,507)        --          --           --          --      (10,624)
Redemption of shares                   --         --         (2)     (6,613)          --      (6,533)     (13,148)
Repayment of
    Stockholder advances, net          --         --         --          --        8,763          --        8,763
Net income (loss)                      17      1,751         --          --           --      (1,244)         524
Issuance of investor
    notes in exchange
    for units of limited
    partnership interest               --     (2,483)        --          --           --          --       (2,483)
Equity in consolidation
    attributable to
    minority interest                  --     (7,962)        --          --           --          --       (7,962)
Consolidation and
    issuance of shares              1,830    (66,136)        (3)         --           --       8,681      (55,628)
BALANCE AT
DECEMBER 31, 1995                      --         --         --          --           --          --           --
Issuance of common stock to
    directors and officers             --         --         --          --           --          --           --
Issuance of common stock,
    net of offering costs of $4,046    --         --         --          --           --          --           --
Distributions                          --         --         --          --           --          --           --
Net loss                               --         --         --          --           --          --           --
BALANCE AT
DECEMBER 31, 1996                      --         --         --          --           --          --           --
Amortization of deferred
    compensation                       --         --         --          --           --          --           --
Issuance of common stock,
    net of offering costs of $28,785   --         --         --          --           --          --           --
Issuance of common stock
    related to acquisitions            --         --         --          --           --          --           --
Adjustment to fair value of
    minority interest                  --         --         --          --           --          --           --
Distributions                          --         --         --          --           --          --           --
Net income                             --         --         --          --           --          --           --
BALANCE AT
DECEMBER 31, 1997                $     --  $      --      $  --    $     --    $      --     $    --     $     --


                                              Glenborough Realty Trust Incorporated
                                                       Additional  Deferred   Retained
                                     Common Stock        Paid-in    Compen-   Earnings
                                  Shares   Par Value     Capital    sation    (Deficit)     Total
BALANCE AT
DECEMBER 31, 1994                    --     $   --  $        --   $     --  $      --   $       --
Distributions                        --         --           --         --         --           --
Redemption of shares                 --         --           --         --         --           --
Repayment of
    Stockholder advances, net        --         --           --         --         --           --
Net income (loss)                    --         --           --         --         --           --
Issuance of investor
    notes in exchange
    for units of limited
    partnership interest             --         --           --         --         --           --
Equity in consolidation
    attributable to
    minority interest                --         --           --         --         --           --
Consolidation and
    issuance of shares            5,754          6       55,622         --         --       55,628
BALANCE AT
DECEMBER 31, 1995                 5,754          6       55,622         --         --       55,628
Issuance of common stock to
    directors and officers           35         --          525       (399)        --          126
Issuance of common stock,
    net of offering costs
    of $4,046                     3,873          4       49,805         --         --       49,809
Distributions                        --         --           --         --     (6,354)      (6,354)
Net loss                             --         --           --         --     (1,609)      (1,609)
BALANCE AT
DECEMBER 31, 1996                 9,662         10      105,952       (399)    (7,963)      97,600
Amortization of deferred
    compensation                     --         --           --        189         --          189
Issuance of common stock,
    net of offering costs
    of $28,785                   21,780         21      482,491         --         --      482,512
Issuance of common stock
    related to acquisitions         105         --        2,655         --         --        2,655
Adjustment to fair value of
    minority interest                --         --        1,641         --         --        1,641
Distributions                        --         --           --         --    (23,842)     (23,842)
Net income                           --         --           --         --     19,368       19,368
BALANCE AT
DECEMBER 31, 1997                31,547     $   31   $  592,739    $  (210)  $(12,437)   $ 580,123

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

Note 4.   INVESTMENTS IN ASSOCIATED COMPANIES

The Company accounts for its investments in the Associated Companies (as defined in Note 1) using the equity method as a substantial portion of the economic benefits of the Associated Companies flow to the Company by virtue of its 100% non-voting preferred stock interest in each of the Associated Companies, which interests constitute substantially all of the Associated Companies' capitalization. Two of the holders of the voting common stock of Glenborough
Corporation and one of the holders of the voting common stock of Glenborough Hotel Group are officers of the Company; however, the Company has no direct voting or management control of either Glenborough Corporation or Glenborough Hotel Group. The Company records earnings on its investments in the Associated Companies equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based on cash flow allocation percentages. Distributions received from the Associated Companies are recorded as a reduction of the Company's investments.

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


                      GLENBOROUGH REALTY TRUST INCORPORATED




                   By: Glenborough Realty Trust Incorporated,



      Date: September 9, 1998                  /s/ Robert Batinovich
                                               Robert Batinovich
                                               Chairman of the Board
                                               and Chief Executive Officer





      Date: September 9, 1998                  /s/ Andrew Batinovich
                                               Andrew Batinovich
                                               Director, President and
                                               Chief Operating Officer





      Date: September 9, 1998                  /s/ Stephen Saul
                                               Stephen Saul
                                               Chief Financial Officer
                                               (Principal Financial Officer)





      Date: September 9, 1998                  /s/ Terri Garnick
                                               Terri Garnick
                                               Senior Vice President,
                                               Chief Accounting Officer,
                                               Treasurer
                                               (Principal Accounting Officer)





      Date: September 9, 1998                  /s/ Laura Wallace
                                               Laura Wallace
                                               Director

                                  EXHIBIT INDEX


Exhibit
Number                               Exhibit Title

3.01 Articles of Amendment and Restatement of Articles of Incorporation of the Company are incorporated herein by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

3.02**    Bylaws of the Company.

3.03** The Company's Form of Articles Supplementary relating to the 7 3/4% Series A Convertible Preferred Stock.

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

10.56** Credit Agreement with Wells Fargo Bank, N.A. related to $250,000,000 unsecured revolving line of credit.

11.1 Statement re: Computation of Per Share Earnings is shown in Note 9 of the Consolidated Financial Statements of the Company in Item 14.

12.1      Computation of Ratio of Earnings to Fixed Charges.

21.1**    Significant Subsidiaries of the Registrant

23.1      Consent of Arthur Andersen LLP, independent public accountants.

27.1      Financial Data Schedule

*         Indicates management contract or compensatory plan or arrangement.

** Previously filed as part of the Company's Form 10-K for the year ended December 31, 1997.


Exhibit 12.1

GLENBOROUGH REALTY TRUST INCORPORATED
Computation of Ratios
For the five years ended December 31, 1997
and the three months ended March 31, 1998

                                                   GRT Predecessor Entities, Combined                    The Company
                                                ----------------------------------------  -----------------------------------------
                                                                                                                          Three
                                                                                                                          Months
                                                                                                                          Ended
                                                                 Twelve Months Ended December 31,                        March 31,
                                                --------------------------------------------------------------------   ------------
                                                   1993          1994          1995          1996           1997          1998
                                                -----------   ------------  ------------  ------------   -----------   ------------
EARNINGS, AS DEFINED

Net Income (Loss) before Preferred Dividends       4,418         1,580            524        (1,609)        19,368         12,213
Extraordinary items                               (2,274)           --             --           186            843             --
Federal & State income taxes                          24           176            357            --             --             --
Minority Interest                                      5            43             --           292          1,119            678
Fixed Charges                                      1,301         1,140          2,129         3,913          9,668          9,145
                                                -----------   ------------  ------------  ------------   -----------   ------------

                                                   3,474         2,939          3,010         2,782         30,998         22,036
                                                -----------   ------------  ------------  ------------   -----------   ------------

FIXED CHARGES AND PREFERRED
   DIVIDENDS, AS DEFINED

Interest Expense                                   1,301         1,140          2,129         3,913          9,668          9,145
Preferred Dividends                                   --            --             --            --             --          3,910
                                                -----------   ------------  ------------  ------------   -----------   ------------
                                                   1,301         1,140          2,129         3,913          9,668         13,055

RATIO OF EARNINGS TO FIXED CHARGES                  2.67          2.58           1.41          0.71  (1)      3.21           2.41
                                                -----------   ------------  ------------  ------------   -----------   ------------

RATIO OF EARNINGS TO FIXED CHARGES AND
   PREFERRED DIVIDENDS                              2.67          2.58           1.41          0.71  (1)      3.21           1.69
                                                -----------   ------------  ------------  ------------   -----------   ------------

(1) For the twelve months ended December 31, 1996, earnings were insufficient to cover fixed charges and fixed charges plus preferred dividends by $1,131.


Exhibit 23.1
                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 21, 1998 (except with respect to the matters discussed in Note 14, as to which the date is March 20, 1998) on the financial statements of Glenborough Realty Trust Incorporated and our report dated January 21, 1998 on the financial statements of Glenborough Hotel Group included in this Form 10-K/A, into the Company's previously filed Registration Statements File Nos. 333-40959, 333-27677 and 333-08806.


                                          /s/ ARTHUR ANDERSEN LLP
                                          -------------------------
                                          ARTHUR ANDERSEN LLP

San Francisco, California
September 9, 1998