Form 10-Q/A
period 1998-03-31
GLENBOROUGH REALTY TRUST INC
filed 1998-09-10
CIK 929454

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

This Form 10-Q of Glenborough Realty Trust Incorporated (the "Company") for the quarter ended March 31, 1998 is being amended and restated in its entirety (i) to add certain information to Note 2 and Note 4 of the Notes to the Company's Consolidated Financial Statements in Item 1 of Part I, (ii) as to Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, to revise "Funds from Operations" and "Cash Available for Distribution" and to revise the first paragraph after the caption "Forward Looking Statements; Factors That May Affect Operating Results", (iii) to add certain information in Item 1 of Part II, Legal Proceedings, and (iv) to amend and restate in its entirety Exhibit 12.1.

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




                   By: Glenborough Realty Trust Incorporated,



Date: September 9, 1998                  /s/ Andrew Batinovich
                                         Andrew Batinovich
                                         Director, President
                                         and Chief Operating Officer
                                         (Principal Operating Officer)





Date: September 9, 1998                  /s/ Stephen Saul
                                         Stephen Saul
                                         Chief Financial Officer
                                         (Principal Financial Officer)





Date: September 9, 1998                  /s/ Terri Garnick
                                         Terri Garnick
                                         Senior Vice President,
                                         Chief Accounting Officer,
                                         Treasurer
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                                 Exhibit Title

3.1**         Articles of Amendment of Articles of Incorporation of the Company.

10.1*,**      Employment Agreement between the Company and Robert Batinovich.

10.2*,**      Employment Agreement between the Company and Andrew Batinovich.

11.1          Statement re:  Computation of Per Share Earnings is shown in
              Note 8 of the Consolidated Financial Statements of the Company in
              Item 14.

12.1          Computation of Ratios.

27.1          Financial Data Schedule.

*             Indicates management contract or compensatory plan or arrangement.

** Previously filed as part of the Company's Form 10-Q for the quarter ended March 31, 1998.


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
