Form 10-Q/A
period 1998-06-30
GLENBOROUGH REALTY TRUST INC
filed 1998-09-10
CIK 929454

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

This Form 10-Q of Glenborough Realty Trust Incorporated (the "Company") for the quarter ended June 30, 1998 is being amended and restated in its entirety to add certain information to Note 4 of the Notes to the Company's Consolidated Financial Statements in Item 1 of Part I.

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


                      GLENBOROUGH REALTY TRUST INCORPORATED




                   By: Glenborough Realty Trust Incorporated,



Date:  August 14, 1998                /s/ Andrew Batinovich
                                      Andrew Batinovich
                                      Director, President
                                      and Chief Operating Officer
                                      (Principal Operating Officer)





Date:  September 9, 1998              /s/ Stephen Saul
                                      Stephen Saul
                                      Executive Vice President
                                      and Chief Financial Officer
                                      (Principal Financial Officer)




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