Form 10-Q
period 1998-09-30
GLENBOROUGH REALTY TRUST INC
filed 1998-11-13
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 001-14162


                      GLENBOROUGH REALTY TRUST INCORPORATED
             (Exact name of registrant as specified in its charter)

                       Maryland                           94-3211970
                       --------                           ----------
            (State or other jurisdiction              (I.R.S. Employer
           of incorporation or organization)          Identification No.)

               400 South El Camino Real,
           Suite 1100, San Mateo, California
                    (650) 343-9300                         94402-1708
                    --------------                         ----------
        (Address of principal executive offices           (Zip Code)
                 and telephone number)

                Securities registered under Section 12(b) of the Act:

                                                         Name of Exchange
                 Title of each class:                  on which registered:
                 --------------------                  --------------------
             Common Stock, $.001 par value            New York Stock Exchange
    7.75% Series A Convertible Preferred Stock,       New York Stock Exchange
              $.001 par value

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

As of November 13, 1998, 31,737,286 shares of Common Stock ($.001 par value) and 11,500,000 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value) were outstanding.

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED

                                                                   Page No.
PART I               FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements of Glenborough Realty Trust Incorporated(Unaudited except for the Consolidated Balance Sheet at December 31, 1997):

            Consolidated Balance Sheets at September 30, 1998
            and December 31, 1997                                            3

            Consolidated Statements of Operations for the nine months
            ended September 30, 1998 and 1997                                4

            Consolidated Statements of Operations for the three months
            ended September 30, 1998 and 1997                                5

            Consolidated Statement of Stockholders' Equity for the nine
            months ended September 30, 1998                                  6

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1998 and 1997                              7-8

            Notes to Consolidated Financial Statements 9-22

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       23-31

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               32-33

Item 2.  Changes in Securities                                           33-34

Item 4.  Submission of Matters to a Vote of Security Holders             34-35

Item 5.  Other Information                                                  35

Item 6.  Exhibits and Reports on Form 8-K                                   36

SIGNATURES                                                                  37

EXHIBIT INDEX                                                               38

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                  September 30,         December 31,
                                                                      1998                  1997
                                                                  (Unaudited)            (Audited)
                                                                 --------------         -------------
ASSETS
     Rental property, net of accumulated depreciation of
       $73,878 and $41,213 in 1998 and 1997, respectively        $   1,754,260          $    825,218
     Investments in Associated Companies                                11,438                10,948
     Mortgage loans receivable                                          40,582                 3,692
     Cash and cash equivalents                                           7,381                 5,070
     Other assets                                                       92,780                20,846
                                                                 ---------------        -------------

         TOTAL ASSETS                                            $   1,906,441          $    865,774
                                                                 ===============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgage loans                                              $     492,394          $    148,139
     Unsecured senior notes                                            150,000                    --
     Unsecured loan                                                    147,710                    --
     Unsecured bank line                                               145,140                80,160
     Other liabilities                                                  31,984                11,091
                                                                 ---------------        -------------
       Total liabilities                                               967,228               239,390
                                                                 ---------------        -------------

Commitments and contingencies                                               --                    --

Minority interest                                                      100,603                46,261

Stockholders' Equity:
     Common stock, 31,737,286 and 31,547,256 shares issued
       and outstanding at September 30, 1998 and
       December 31, 1997, respectively                                      32                    31
     Preferred stock, 11,500,000 shares issued and outstanding
       at September 30, 1998                                                11                    --
     Additional paid-in capital                                        864,660               593,702
     Deferred compensation                                                (204)                 (210)
     Retained earnings (deficit)                                       (25,889)              (13,400)
                                                                 ---------------        -------------
       Total stockholders' equity                                      838,610               580,123
                                                                 ---------------        -------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                             $   1,906,441          $    865,774
                                                                 ===============        =============

       See aacinoabtubg notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the nine months ended September 30, 1998
                    and 1997 (in thousands, except per share amounts)
                                   (Unaudited)

                                                               1998                        1997
                                                           --------------              -------------
REVENUE
     Rental revenue                                        $     162,903               $     35,899
     Fees and reimbursements from affiliates                       2,452                        572
     Interest and other income                                     2,007                      1,167
     Equity in earnings of Associated Companies                    1,690                      1,942
     Net gain on sales of rental properties                        1,901                        555
     Gain on collection of mortgage loan receivable                   --                        652
                                                           --------------              -------------
       Total revenue                                             170,953                     40,787
                                                           --------------              -------------

EXPENSES
     Property operating expenses                                  53,035                     11,282
     General and administrative                                    8,197                      2,031
     Depreciation and amortization                                35,252                      8,867
     Interest expense                                             35,916                      6,416
                                                           --------------              -------------
       Total expenses                                            132,400                     28,596
                                                           --------------              -------------

Income from operations before minority interest                   38,553                     12,191

   Minority interest                                              (1,909)                      (689)
                                                           ---------------             -------------

Net income                                                        36,644                     11,502
                                                           --------------              -------------

Preferred dividends                                              (15,050)                        --
                                                           --------------              -------------

Net income available to Common Stockholders                $      21,594                $    11,502
                                                                                       =============
                                                           ==============

Basic Earnings Per Share Data:

Net income available to Common Stockholders                $        0.68               $       0.81
                                                           ==============              =============

Basic weighted average shares outstanding                     31,634,138                 14,258,627
                                                           ==============              =============

Diluted Earnings Per Share Data:

Net income available to Common Stockholders                $        0.67               $       0.79
                                                           ==============              =============

Diluted weighted average shares outstanding                   35,114,838                 15,505,886
                                                           ==============              =============

            See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the three months ended September 30, 1998
                    and 1997 (in thousands, except per share amounts)
                                   (Unaudited)

                                                                 1998                        1997
                                                             --------------              -------------
REVENUE
     Rental revenue                                          $      65,321               $     16,208
     Fees and reimbursements from affiliates                         1,220                        205
     Interest and other income                                       1,404                        554
     Equity in earnings of Associated Companies                        629                      1,339
     Reduction in gain on prior quarter sales of rental
        properties                                                    (238)                       (15)
                                                             --------------              -------------
       Total revenue                                                68,336                     18,291
                                                             --------------              -------------

EXPENSES
     Property operating expenses                                    22,446                      5,237
     General and administrative                                      3,372                        657
     Depreciation and amortization                                  14,309                      4,823
     Interest expense                                               17,064                      2,616
                                                             --------------              -------------
       Total expenses                                               57,191                     13,333
                                                             --------------              -------------

Income from operations before minority interest                     11,145                      4,958

   Minority interest                                                  (635)                       (60)
                                                             ---------------             -------------

Net income                                                   $      10,510               $      4,898
                                                             --------------              -------------

Preferred dividends                                                 (5,570)                        --
                                                             --------------              -------------

Net income available to Common Stockholders                  $       4,940                $     4,898
                                                             ==============              =============
Basic Earnings Per Share Data:

Net income available to Common Stockholders                  $        0.16               $       0.25
                                                             ==============              =============

Basic weighted average shares outstanding                       31,703,963                 19,395,779
                                                             ==============              =============

Diluted Earnings Per Share Data:

Net income available to Common Stockholders                  $        0.15                $      0.24
                                                             ==============              =============

Diluted weighted average shares outstanding                     36,261,228                 21,132,947
                                                             ==============              =============

               See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 1998
                                 (in thousands)
                                   (Unaudited)

                                           Common Stock        Preferred Stock
                                       --------------------- ---------------------
                                                                                   Additional     Deferred      Retained
                                                   Par                  Par Value    Paid-in    Compen-sation   Earnings
                                         Shares     Value      Shares                Capital                   (Deficit)      Total
                                       --------------------- ------------------------------------------------ ----------------------
Balance at December 31, 1997             31,547     $  31         --     $  --   $   593,702    $  (210)   $  (13,400)  $   580,123

Issuance of preferred stock, net of
    offering costs of $13,639                --        --     11,500        11       273,850         --            --       273,861

Issuance of common stock related to
    acquisitions                            136         1         --        --         3,389         --            --         3,390

Exercise of stock options                    17        --         --        --           138         --            --           138

Conversion of Operating Partnership
    units into common stock
                                             35        --         --        --            --         --            --            --

Amortization of deferred compensation
                                             --        --         --        --            --         68            --            68

Issuance of common stock to director
                                              2        --         --        --            62        (62)           --            --

Unrealized gain on marketable
    securities                               --        --         --        --            --         --           155           155

Adjustment to fair value of minority
    interest                                 --        --         --        --        (6,481)        --            --        (6,481)

Distributions                                --        --         --        --            --         --       (49,288)      (49,288)

Net income                                   --        --         --        --            --         --        36,644        36,644
                                       --------------------- ------------------------------------------------ ----------------------

Balance at September 30, 1998            31,737     $  32     11,500     $  11   $   864,660    $  (204)   $  (25,889)  $   838,610
                                       ===================== ================================================ ======================


            See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)

                                                                            1998                        1997
                                                                       ---------------             ---------------
Cash flows from operating activities:
     Net income                                                        $       36,644              $       11,502
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                                         35,252                       8,867
         Amortization of loan fees, included in
           interest expense                                                       998                         174
         Minority interest in income from operations                            1,909                         689
         Equity in earnings of Associated
           Companies                                                           (1,690)                     (1,942)
         Gain on collection of mortgage loan receivable
                                                                                   --                        (652)
         Net gain on sales of rental properties                                (1,901)                       (555)
         Amortization of deferred compensation                                     68                         142
         Changes in certain assets and liabilities, net                        (4,603)                       (913)
                                                                       ---------------             ---------------

           Net cash provided by operating activities                           66,677                      17,312
                                                                       ---------------             ---------------

Cash flows from investing activities:
     Net proceeds from sales of rental properties                              39,247                      11,873
     Additions to rental property                                            (589,480)                   (393,534)
     Additions to mortgage loans receivable                                   (37,397)                     (2,420)
     Principal receipts on mortgage loans receivable                              507                       9,355
     Distributions from Associated Companies                                    1,200                       1,725
     Other investments (included in other assets)                             (47,943)                         --
                                                                       ---------------             ---------------

           Net cash used for investing activities                            (633,866)                   (373,001)
                                                                       ---------------             ---------------










                                    continued

               See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS -continued
              For the nine months ended September 30, 1998 and 1997
                                 (in thousands)
                                   (Unaudited)

                                                                            1998                      1997
                                                                       ---------------            --------------
Cash flows from financing activities:
     Proceeds from borrowings                                          $     425,350              $     369,540
     Repayment of borrowings                                                (227,281)                  (212,910)
     Proceeds from issuance of Series A Redeemable Notes
                                                                             150,000                          --
     Distributions to minority interest holders                               (3,280)                      (952)
     Distributions                                                           (49,288)                   (13,770)
     Exercise of stock options                                                   138                         --
     Proceeds from issuance of preferred stock, net of
         offering costs                                                      273,861                    215,196
                                                                       ---------------            --------------

         Net cash provided by financing activities                           569,500                    357,104
                                                                       ---------------            --------------

Net increase in cash and cash equivalents                                      2,311                      1,415

Cash and cash equivalents at beginning of period                               5,070                      1,355
                                                                       ---------------            --------------

Cash and cash equivalents at end of period                             $       7,381              $       2,770
                                                                       ===============            ==============

Supplemental disclosure of cash flow information:

     Cash paid for interest (net of capitalized interest of
         $724 in 1998)                                                 $      30,691              $       5,695
                                                                       ===============            ==============

Supplemental disclosure of Non-Cash Investing and Financing
     Activities:

     Acquisition of real estate through assumption of first
         trust deed notes payable                                      $     358,876              $      24,924
                                                                       ===============            ==============

     Acquisition of real estate through issuance of shares
         of common stock and Operating Partnership units
                                                                       $      52,621              $      28,078
                                                                       ===============            ==============

     Unrealized gain on marketable securities                          $         155              $          --
                                                                       ===============            ==============

            See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1998

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

Subsequent to the Consolidation on December 31, 1995, and through September 30, 1998, the following Common Stock transactions occurred: (i) 37,000 shares of Common Stock were issued to officers and directors as stock compensation; (ii) 25,446,000 shares were issued in four separate public equity offerings; (iii) 448,172 shares were issued in connection with various acquisitions; (iv) 17,407 shares were issued in connection with the exercise of employee stock options;
(v) 35,057 shares were issued in connection with the exchange of Operating Partnership units and (vi) 59 shares were retired, resulting in total shares of Common Stock issued and outstanding at September 30, 1998, of 31,737,286. Assuming the issuance of 4,233,739 shares of Common Stock issuable upon redemption of 4,233,739 partnership units in the Operating Partnership, there were 35,971,025 shares of Common Stock outstanding as of September 30, 1998.

In January 1998, the Company completed a public offering of 11,500,000 shares of 7.75% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The shares are convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Shares of Preferred Stock issued and outstanding at September 30, 1998 totaled 11,500,000.

In July 1998, the Company's Board of Directors adopted a stockholder rights plan which is intended to protect the Company's stockholders in the event of coercive or unfair takeover tactics, or an unsolicited attempt to acquire control of the Company in a transaction the Board of Directors believes is not in the best interests of the stockholders. Under the plan, the Company declared a dividend of Rights on its Common Stock. The rights issued under the plan will be triggered, with certain exceptions, if and when any person or group acquires, or commences a tender offer to acquire, 15% or more of the Company's shares.

To maintain the Company's qualification as a REIT, no more than 50% in value of the outstanding shares of stock of the Company may be owned, directly or indirectly, by five or fewer individuals (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company's Articles of Incorporation provide for certain restrictions on the transfer of the Common Stock to prevent further concentration of stock ownership.

The Company, through several subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and an 87.2% limited partner interest at September 30, 1998, is Glenborough Properties, L.P. (the "Operating Partnership"). As of September 30, 1998, the Operating Partnership, directly and through various subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 190 real estate projects.

As of September 30, 1998, the Company also holds 100% of the non-voting preferred stock of the following two Associated Companies (the "Associated Companies"):

     Glenborough Corporation ("GC") is the general partner of several real estate limited partnerships and provides asset and property management services for these partnerships (the "Managed Partnerships"). It also provides partnership administration, asset management, property management and development services under a long

                         GLENBOROUGH REALTY TRUST INCORPORATED

                      Notes to Consolidated Financial Statements
                                  September 30, 1998

     term contract to a group of unaffiliated partnerships which include several public partnerships sponsored by Rancon Financial Corporation,an unaffiliated corporation which has significant real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships"). The services to the Rancon Partnerships were previously provided by Glenborough Inland Realty Corporation ("GIRC"), a California corporation, which merged with GC effective June 30, 1997. GC also provides property management services for a limited portfolio of property owned by other unaffiliated third parties. In the merger between GC and GIRC, the Company received preferred stock of GC in exchange for its preferred stock of GIRC, on a one-for-one basis. Following the merger, the Company holds the same preferences with respect to dividends and liquidation distributions paid by GC as it previously held with respect to GC and GIRC combined.

     Glenborough Hotel Group ("GHG"), through June 1998, leased the six Country Suites by Carlson hotels owned by the Company and operated them for its own account. In June 1998, as discussed further below, two of the hotels were sold and the other four hotels were leased to other operators. Three of the four remaining hotels are in contract to be sold to those operators in December 1998. GHG also operated one other Country Suites by Carlson hotel through June 30, 1998, and two resort condominium hotels through April 30, 1998, under separate contracts.

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements present the consolidated financial position of the Company as of September 30, 1998, and December 31, 1997, and the consolidated results of operations and cash flows of the Company for the nine months ended September 30, 1998 and 1997. All intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of September 30, 1998, and for the period then ended.

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

                        GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                                 September 30, 1998


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

Marketable Securities
The Company records its marketable securities at fair value. Unrealized gains and losses on securities are reported as a separate component of stockholders' equity and realized gains and losses are included in net income. As of September 30, 1998, marketable securities with a fair value of approximately $4,133,000 were included in other assets on the accompanying consolidated balance sheet.

Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and short-term investments with financial institutions. The carrying amount of cash and cash equivalents as well as the mortgage notes receivable described above approximates fair value.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1998

Deferred Financing and Other Fees
Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related notes payable or leases and are included in other assets.

Development Alliances
The Company, through mezzanine loans and equity contributions, invests in various development alliances with projects currently under development. The interest on advances and other direct project costs incurred by the Company are capitalized to the investment since such funds are used for development purposes.

Minority Interest
Minority interest represents the 11.8% limited partner interests in the Operating Partnership not held by the Company.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

For the nine months ended September 30, 1998, no tenants represented 10% or more of rental revenue of the Company.

Fees and reimbursement revenue consists of property management fees, overhead administration fees, and transaction fees from the acquisition, disposition, refinancing, leasing and construction supervision of real estate for an unconsolidated affiliate.

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

Earnings Per Share
In 1997, the Company adopted the disclosure requirements of SFAS No. 128, "Earnings per Share." SFAS 128 requires the disclosure of basic earnings per share and modified existing guidance for computing diluted earnings per share. Earnings per share for all prior periods presented have been restated to conform to the new standard. For additional required disclosures, see Note 9.

                        GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                                 September 30, 1998


Reference to 1997 Audited Financial Statements
These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1997 audited financial statements.

Note 3.   INVESTMENTS IN REAL ESTATE

In August 1998, the Company acquired a 85,765 square foot office building located in northern New Jersey ("Executive Place") from a German partnership. The total acquisition cost, including capitalized costs, was approximately $12.4 million which was paid entirely in cash. The cash portion was financed through advances under the Acquisition Credit Facility (as defined in Note 7).

In August 1998, the Company sold one of three buildings (totaling 85,548 square feet) from a 187,843 square foot office/flex property for $1,700,000. No gain or loss was recognized upon the sale and the Company received net proceeds of approximately $1,687,000. The remaining buildings totaling 102,295 square feet are still included in the Company's office/flex portfolio.

In July 1998, the Company acquired a portfolio of ten properties (the "Pauls Portfolio") from The Pauls Corporation, a premier national developer headquartered in Denver, Colorado. The Pauls Portfolio properties aggregate 1,128,785 square feet located in Aurora, Colorado, and consist of one office, four office/flex and five industrial buildings. The total acquisition cost, including capitalized costs, was approximately $54.9 million, comprising: (i) approximately $41.3 million of net assumed debt; (ii) approximately $11.3 million of equity in the form of 423,843 partnership units in the Operating Partnership (based on an agreed per unit value of $26.556); and (iii) the balance in cash. The cash portion was financed through advances under the Bridge Loan from a commercial bank as discussed in Note 7. In addition to the acquisition of the Pauls Portfolio, the Company has entered into a loan agreement and a development alliance with The Pauls Corporation. See Notes 5 and 6 for further discussion.

In June 1998, the Company acquired a portfolio of multi-family properties (the "Galesi Portfolio") from the Galesi Group, a privately owned company. The Galesi Portfolio includes 21 properties with 6,536 units located primarily in Houston, Austin, Dallas and San Antonio. Four properties are located outside of Texas: two in Atlanta, one in Nashville and one in Colorado Springs. The total acquisition cost, including capitalized costs, was approximately $275.8 million, comprising: (i) approximately $169.4 million of net assumed debt (including an unamortized premium totaling approximately $3.1 million, which results in an effective interest rate on these instruments of 6.75%); (ii) approximately $21.2 million of equity in the form of 806,393 partnership units in the Operating Partnership (based on an agreed per unit value of $26.2315); and (iii) the balance in cash. The cash portion was financed through advances under a $150 million Bridge Loan from a commercial bank as discussed in Note 7.

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

In June 1998, the Company sold two hotel properties for $6,100,000. After accounting for closing costs, the sales generated a net gain of approximately $73,000 and net proceeds of approximately $2,327,000. The Company received consideration in cash for one of the hotels with a selling price of $1,900,000. In conjunction with the sale

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1998

of the other hotel with a selling price of$4,200,000, the Company agreed to loan $3,600,000 to the buyer for a term of six months at a fixed interest rate of 9% (see Note 5). As the buyer contributed cash (approximately $600,000) to the purchase of this hotel, the historical operations of the hotel are sufficient to service the loan and the Company has no other continuing obligations or involvement with this property, the Company recognized the sale under the full accrual method of accounting. The net book value of the two hotel properties aggregated to $5,642,000 on the date of sale. Net income earned by the Company from the two hotels totaled $426,000 in the nine months ended September 30, 1997 and $275,000 during the period from January 1, 1998 to the date of sale. No debt was secured by these properties prior to the sale.

In May 1998, the Company  acquired a 125,507  square foot office  building and a
5.45 acre parcel of land located in Omaha, Nebraska ("One and Three Pacific") from Shorenstein Company, L.P. The total acquisition cost, including capitalized costs, was approximately $20.1 million which was paid entirely in cash, including cash from borrowings under the Acquisition Credit Facility and proceeds from the sales of two office/flex properties as discussed below.

In April 1998, the Company acquired a portfolio of three office properties and four retail properties aggregating 417,745 square feet and three multi-family properties containing 670 units (the "Eaton & Lauth Portfolio") from a number of partnerships in which affiliates of Eaton & Lauth serve as general partners. The total acquisition cost, including capitalized costs, was approximately $68.7 million, comprising: (i) approximately $32.0 million of net assumed debt; (ii) approximately $15.9 million of equity which consisted of (a) approximately $3.2 million in the form of 126,764 shares of Common Stock of the Company (based on an agreed per share value of $25.00); and (b) approximately $12.7 million in the form of 506,788 partnership units in the Operating Partnership (based on an agreed per unit value of $25.00); and (iii) the balance in cash. The cash portion was financed through advances under the Acquisition Credit Facility. The Eaton & Lauth Portfolio properties are located in Indiana.

In April 1998, the Company sold an office/flex property for $3,600,000. The sale generated a net gain of approximately $449,000 and net proceeds after closing costs of approximately $1,571,000. The proceeds from the sale were deposited into a deferred exchange account and were applied to the acquisition of One and Three Pacific on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code.

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

In March 1998, the Company acquired a 15-story office property located in San Mateo, California ("400 El Camino Real"), which contains 139,109 square feet and currently houses the Company's corporate headquarters in approximately 45,000 square feet, from Prudential Insurance Company of America. The total acquisition cost, including capitalized costs, was approximately $34.7 million and was paid in cash, including cash from borrowings under the Acquisition Credit Facility.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1998

In February 1998, the Company sold an industrial property for $930,000. The sale generated a net gain of approximately $246,000 and net proceeds of approximately $359,000. The proceeds from the sale were deposited into a deferred exchange account and were applied to the acquisition of 400 El Camino Real on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code.

In 1997, the Company issued approximately $14.1 million in the form of 433,362 partnership units in the Operating Partnership and 72,564 shares of Common Stock (based on an agreed per unit and per share value of $27.896, respectively, which was equal to the average closing price of the Company's Common Stock for the ten business days preceding the closing) and paid approximately $200,000 in cash to acquire all of the limited partnership interests of GRC Airport Associates, a California limited partnership ("GRCAA"). GRCAA's sole asset consisted of one industrial property ("Skypark") that was subject to a binding sales agreement. By virtue of interests held directly or indirectly in GRCAA, Robert Batinovich received consideration of approximately $2.2 million and GC (as defined in Note
1) received consideration of approximately $1.7 million for the GRCAA limited partnership interests in the form of partnership units in the Operating Partnership. Consistent with the Company's Board of Directors' policy, neither Robert Batinovich nor Andrew Batinovich voted when the Board of Directors considered and acted to approve this transaction. In February 1998, the sale of the Skypark property was completed for a price of $22 million. This sale generated a net gain of approximately $83,000 and net proceeds of approximately $14.1 million. The proceeds from the sale of the property were deposited into a deferred exchange account and were applied to the acquisition of 400 El Camino Real on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code.

In  January  1998,  the  Company  acquired a  portfolio  of 13  suburban  office properties and one office/flex property (the "Windsor Portfolio") located in eight states. The Company acquired the Windsor Portfolio from Windsor Realty Fund II, L.P., of which Windsor Advisor, LLC is the general partner and DuPont Pension Fund Investments and Gid/S&S Limited Partnership are limited partners, and other entities affiliated with Windsor Realty Fund II, L.P. The Windsor Portfolio properties aggregate 3,383,240 net rentable square feet, located in the eastern and mid-western United States and are concentrated in suburban Washington, D.C., Chicago, Atlanta, Boston, Philadelphia, Tampa, Florida and Cary, North Carolina. The total acquisition cost, including capitalized costs, was approximately $423.2 million, comprised of (i) approximately $167.2 million in assumption of debt; (ii) $150.0 million in borrowings under a $150 million loan agreement with a commercial bank (the "Interim Loan" as defined in Note 7); and (iii) the balance in cash, including cash from borrowings under the Acquisition Credit Facility. Subsequent to the acquisition, approximately $68 million of the assumed debt was paid off with proceeds from the January 1998 Convertible Preferred Stock Offering (as defined in Note 1).

In January 1998, the Company sold a multi-family property for $4.95 million. This sale generated a net gain of approximately $944,000 and net proceeds of approximately $2.1 million. The proceeds from the sale were deposited into a deferred exchange account and were applied to the acquisition of 400 El Camino Real on a tax-deferred basis pursuant to Section 1031 of the Internal Revenue Code.

The Company has entered into a definitive agreement to sell the Shannon Crossing retail property for $9.3 million. The property is currently undergoing a $6.2 million renovation and expansion. As of the date of this filing, approximately $3.5 million of the project budget for the renovation and expansion has been funded. The Company anticipates that the sale of Shannon Crossing will not be completed until the first quarter of 1999.

The Company has entered into three short-term lease agreements on the hotel properties located in Arlington, Texas, Tucson, Arizona and Ontario, California, with three prospective purchasers of these properties. These prospective purchasers have entered into purchase agreements for these properties, with closing dates of December 30, 1998. These leases all terminate on that closing date for the sale of the properties. The net book value of the three hotel properties aggregates to $12,772,000 at September 30, 1998. The properties secure, in part, a loan to the Company with an outstanding principal balance of $19,203,000 at September 30, 1998. Net income earned by the Company from the three hotels totaled $665,000 and $1,102,000 in the nine months ended September 30, 1998 and 1997, respectively.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1998

The Company has entered into a definitive agreement to acquire all of the real estate assets of Prudential-Bache/Equitec Real Estate Partnership, a California limited partnership in which the managing general partner is Prudential-Bache
Properties, Inc., and in which GC and Robert Batinovich have served as co-general partners since March 1994, but do not hold a material equity or economic interest (the "Pru-Bache Portfolio"). The total acquisition cost, including capitalized costs, is expected to be approximately $49.9 million, which is to be paid entirely in cash. The Pru-Bache Portfolio comprises four office buildings aggregating 405,825 square feet and one office/flex property containing 121,645 square feet. This acquisition is subject to certain contingencies, including the resolution of litigation relating to the proposed acquisition, to which neither the Company nor the Operating Partnership is a party, and customary closing conditions. Although the Company is still pursuing this acquisition, because of the litigation contingency, the Company does not currently believe the acquisition is probable.

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

As of September 30, 1998, the Company had the following investments in the Associated Companies (in thousands):

                                        GC             GHG            Total
Investment at December 31, 1997    $   8,519      $   2,429       $  10,948

Distributions                         (1,005)          (195)         (1,200)

Equity in earnings (loss)              1,889           (199)          1,690
                                   ---------      ----------      ---------

Investment at September 30, 1998   $   9,403      $   2,035       $  11,438
                                   =========      =========       =========

With the termination of all leasing contracts by June 30, 1998, the operations of GHG have been substantially reduced and lease income paid by GHG to GLB will be zero in the future.

Note 5.   MORTGAGE LOANS RECEIVABLE

The Company's mortgage loans receivable consist of the following as of September 30, 1998, and December 31, 1997 (dollars in thousands):

                                                                                     1998                   1997
                                                                                ---------------        ---------------
Note secured by an industrial property in Los Angeles, CA, with a fixed interestrate of 9% and a maturity date of June 2001. This note was paid off
in June 1998.                                                                      $        --            $       507

Note secured by an office property in Phoenix, AZ, with a fixed interest rate of
11% and a  maturity  date of  November  1999.  As of  September  30,  1998,  the
Partnership is committed to additional advances totaling $454 for tenant
improvements and other leasing costs.                                                    3,396                  3,185

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1998

                                                                                     1998                   1997
                                                                                ---------------        ---------------
Note secured by a hotel property in Dallas,  TX, with a fixed interest rate of
9%, monthly interest-only payments and a maturity date of December 1998                  3,600                     --

Note  secured by Gateway  Park land located in Aurora,  CO,  with a stated fixed interest rate of 13%, quarterly interest-only payments and a
maturity date of July 2005 (see below for further discussion)                           33,586                     --
                                                                                ---------------        ---------------

Total                                                                              $    40,582            $     3,692
                                                                                ===============        ===============

In July 1998, concurrent with the acquisition of the Pauls Portfolio (as defined in Note 3), the Company entered into a development alliance with The Pauls Corporation (see Note 6). In addition to this development alliance, the Company has loaned approximately $34 million to continue the build-out of Gateway Park. These advances were made in the form of a secured loan and accordingly, are recorded as a mortgage loan receivable. In this arrangement the Company has certain rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 2.9 million square feet of office, office/flex, industrial and multi-family properties over the next five years.

Note 6.   DEVELOPMENT ALLIANCES AND OTHER ASSETS

The Company has formed 4 development alliances to which it has committed a total of approximately $42 million for the development of approximately 1.4 million square feet of office, office/flex and distribution properties and 2,050 multi-family units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of September 30, 1998, the Company has advanced approximately $29 million under these commitments. Under these development alliances, the Company has certain rights to purchase the properties upon completion of development and, thus, through these alliances, the Company could acquire an additional 1.4 million square feet of commercial properties and 2,050 multi-family units over the next five years.

As of September 30, 1998, the Company had investments of approximately $20,100,000 in securities of a private REIT. As of September 30, 1998, the Company's ownership interest was 24.47%. The Company accounts for this investment using the equity method. Also, as of September 30, 1998 the Company had investments in marketable securities with a fair value of approximately $4,133,000.

Note 7.   SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, unsecured notes and notes payable outstanding as of September 30, 1998, and December 31, 1997 (dollars in thousands):

                                                                                            1998          1997
                                                                                         ---------       -------
Unsecured  $250,000 line of credit with a bank  ("Acquisition  Credit Facility")
with a variable  interest  rate ranging  between LIBOR plus 1.10% and LIBOR plus
1.30%  (6.84%  and  7.07%  at   September   30,  1998  and  December  31,  1997,
respectively),  monthly  interest  only payments and a maturity date of December
22, 2000, with one option to extend for 10 years                                         $ 145,140      $ 80,160

Unsecured loan with a bank ("$150 Million Bridge Loan") with a variable interest rate of LIBOR plus 1.3% (6.93% at September  30,  1998),  monthly  interest only payments  and a  maturity  date of  December  31,  1998.  See below for  further
discussion.                                                                                147,710            --


                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1998

                                                                                            1998           1997
                                                                                         ---------        ------
Secured loan with a bank with a fixed interest rate of 7.50%,  monthly principal and interest  payments of $443 and a maturity date of October 1, 2022.  The loan is secured by ten  properties  with an aggregate net carrying  value of $110,433
and $111,372 at September 30, 1998 and December 31, 1997, respectively.                  $ 59,128        $ 59,724

Secured loan with an investment bank with a fixed interest rate of 7.57%, monthly principal (based upon a 25-year amortization) and interest payments of $149 and a maturity date of January 1, 2006. The loan is secured by nine properties with an aggregate net carrying value of $38,549 and $37,711 at September 30, 1998 and December 31, 1997, respectively. 19,203 19,444

Secured  loans with various  lenders,  bearing  interest at fixed rates  between
6.95% and 9.25%  (approximately  $168,962 of these loans include an  unamortized premium of  approximately  $2,764 which reduces the  effective  interest rate on those  instruments  to 6.75%),  with monthly  principal  and  interest  payments ranging  between $8 and $371 and maturing at various  dates  through  October 1,
2010. These loans are secured by properties with an aggregate net carrying value
of  $449,810  and  $66,353  at  September   30,  1998  and  December  31,  1997,
respectively. 263,613 30,519

Secured  loans with  various  banks  bearing  interest  at  variable  rates
(ranging between 6.75% and 8.50% at September 30, 1998),  monthly  principal and interest  payments  ranging  between $4 and $773 and  maturing at various  dates through May 1, 2017. These loans are secured by properties with an aggregate net carrying  value of $189,185 and $17,246 at  September  30, 1998 and December 31,
1997, respectively.                                                                         120,076         7,806

Secured loans with various lenders, bearing interest at fixed rates between
7.25% and 7.85%, with monthly principal and interest payments ranging between $5 and $55 and maturing at various dates through  December 1, 2030. These loans are secured by  multi-family  properties  with an aggregate  net  carrying  value of
$41,673 and $41,862 at September  30, 1998 and December 31, 1997,  respectively.
                                                                                             30,374        30,646

Unsecured  Senior  Notes with a fixed  interest  rate of  7.625%,  interest payable  semiannually  on March 15 and  September 15,  commencing  September 15,
1998, and a maturity date of March 15, 2005.  See below for further  discussion.
                                                                                            150,000           --
                                                                                          ---------      --------

Total                                                                                    $  935,244     $ 228,299
                                                                                          =========      ========

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1998

In March 1998, the Operating Partnership issued $150 million of unsecured 7 5/8% Series A Redeemable Notes (the "Notes") in an unregistered 144A offering. The Notes mature on March 15, 2005, unless previously redeemed. Interest on the Notes will be payable semiannually on March 15 and September 15, commencing September 15, 1998. The Notes may be redeemed at any time at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the Notes being redeemed plus accrued interest to the redemption date and (ii) the Make-Whole Amount, as defined, if any. The Notes will be general unsecured and unsubordinated obligations of the Operating Partnership, and will rank pari passu with all other unsecured and unsubordinated indebtedness of the Operating Partnership. However, the Notes will be effectively subordinated to secured borrowing arrangements that the Operating Partnership has and from time to time may enter into with various banks and other lenders, and to the prior claims of each secured mortgage lender to any specific property which secures any lender's mortgage. As of September 30, 1998, such secured arrangements and mortgages aggregated approximately $492.4 million.

In May 1998, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") to exchange all outstanding Notes (the "Old Notes") for Notes which have been registered under the Securities Act of 1933 (the "New Notes"). The form and term of the New Notes are substantially identical to the Old Notes in all material respects, except that the New Notes will be registered under the Securities Act, and therefore will not be subject to certain transfer restrictions, registration rights and related special interest provisions applicable to the Old Notes.

In June 1998, the Company obtained a $150 million unsecured loan from a commercial bank (the "Bridge Loan") which bears interest at a variable rate of LIBOR plus 1.3%, and has a maturity date of December 31, 1998. As of the date of this filing, approximately $147.7 million has been drawn under the Bridge Loan to fund acquisitions, including the Galesi Portfolio, the Donau/Gruppe Portfolio and the Pauls Portfolio (as discussed in Note 3), and to fund development advances. The Company paid off the loan on October 30, 1998, with proceeds from the new $247 million loan discussed in Note 13.

Some of the Company's properties are held in limited partnerships and limited liability companies in order to provide bankruptcy remote borrowers for certain lenders. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Company in accordance with Generally Accepted Accounting Principles ("GAAP").

The required principal payments on the Company's debt for the next five years and thereafter, as of September 30, 1998, are as follows (in thousands):

              Year Ending
             December 31,
             ------------
               1998                  $  152,521
               1999                     124,531
               2000                     208,375
               2001                      13,677
               2002                      12,402
               Thereafter               423,738
                                      ---------
               Total                 $  935,244
                                      =========

Note 8.   RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $2,452,000 and $572,000 for the nine months ended September 30, 1998 and 1997, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, for the nine months ended September 30, 1998, the Company paid GC property management fees and salary reimbursements totaling $940,000 for management of a portfolio of residential properties owned by the Company.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1998

Note 9.   EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997. Earnings per share for all prior periods presented have been restated to conform to the new standard as follows (in thousands, except for weighted average shares and per share amounts):

                                                            Three months ended                    Nine months ended
                                                               September 30,                        September 30,
                                                      --------------------------------     --------------------------------
                                                          1998              1997               1998              1997
                                                      -------------     --------------     --------------    --------------
Net income available to common
     stockholders - Basic                             $      4,940      $      4,898       $     21,594      $     11,502
 Minority interest                                             635                60              1,909               689
                                                      -------------     --------------     --------------    --------------
Net income available to common
     stockholders - Diluted                           $      5,575      $      4,958       $     23,503      $     12,191
                                                      -------------     --------------     --------------    --------------

Weighted average shares:
             Basic                                      31,703,963        19,395,779         31,634,138        14,258,627
     Stock options                                         325,661           341,374            346,666           254,360
Convertible Operating Partnership Units                  4,231,604         1,395,794          3,134,034           992,899
                                                      -------------     --------------     --------------    -------------
           Diluted                                      36,261,228        21,132,947         35,114,838        15,505,886
                                                      -------------     --------------     --------------    -------------

Basic earnings per share                              $       0.16      $       0.25       $       0.68      $      0.81
Diluted earnings per share                            $       0.15      $       0.24       $       0.67      $      0.79

Note 10.  STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the "Plan") to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company's 1997 Annual Meeting of Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights ("SARs") or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights ("DERs"), Performance Units or Preference Shares. The total number of shares of Common Stock available under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under the Plan, may be granted under the Plan may not exceed 1,140,000 shares. The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No. 25. As of September 30, 1998, 37,000 shares

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1998

of bonus grants have been issued under the Plan. The fair value of the shares granted have been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the respective vesting periods that range from 2 to 5 years. As of September 30, 1998, 2,623,243 options to purchase shares of Common Stock were outstanding. The exercise price of each incentive stock option granted is greater than or equal to the per-share fair market value of the Common Stock on the date the option is granted. To date, all incentive stock options granted have been at exercise prices equal to or higher than the fair market value of the shares on the grant date, and as such, no compensation expense has been recognized as accounted for under APB Opinion No. 25. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

Note 11.  DISTRIBUTIONS
                                    Common Stock           Preferred Stock
                              ----------------------    --------------------
Distributions per share:
First Quarter                       $    0.42             $     0.340 (1)
Second Quarter                           0.42                   0.485
Third Quarter                            0.42                   0.485

                              ======================    =====================
Year-to-Date Total                  $    1.26             $     1.310
                              ======================    =====================

(1) Distribution was prorated for the number of days the stock was outstanding during the first quarter of 1998.

Note 12.  PUBLIC STOCK OFFERING

In January 1998, the Company completed a public offering of 11,500,000 shares of 7.75% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The 11,500,000 shares were sold at a per share price of $25.00 for net proceeds of approximately $276 million. The shares are convertible at any time at the option of the holders thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Except in certain instances relating to the preservation of the Company's status as a REIT, the 7.75% Series A Convertible Preferred Stock is not redeemable prior to January 16, 2003. On and after January 16, 2003, the Series A Preferred Stock may be redeemed at the option of the Company, in whole or in part, initially at 103.88% of the liquidation preference per share, and thereafter at prices declining to 100% of the liquidation preference on and after January 16, 2008, plus in each case accumulated, accrued and unpaid dividends, if any, to the redemption date. A portion of this additional capital was used to repay the outstanding balance under the Company's Acquisition Credit Facility (as defined in Note 7). The remaining proceeds were used to fund the acquisitions discussed in Note 3 and for general corporate purposes. Approximately $927,000 in other costs have been incurred in connection with the January 1998 Convertible Preferred Stock Offering.

Note 13.  SUBSEQUENT EVENTS

In October 1998, the Company obtained a $248.8 million loan from Goldman Sachs Mortgage Corporation which has a term of ten years, bears interest at a fixed rate of 6.125% and is secured by 36 properties. The proceeds were used to retire the Company's $150 million Bridge Loan maturing December 31, 1998, to pay off four mortgage loans and to pay down the Acquisition Credit Facility.

In November 1998, the Company sold an industrial property for $4.7 million.
The sale generated a net gain of approximately $2.3 million and net proceeds of approximately $4.67 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GLENBOROUGH REALTY TRUST INCORPORATED

Background

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing and acquisition of various types of income-producing properties. As of September 30, 1998, the Company owned and operated 190 income-producing properties (the "Properties," and each a "Property"). The Properties are comprised of 55 office Properties, 49 office/flex Properties, 32 industrial Properties, 13 retail Properties, 37 multi-family Properties and 4 hotel Properties, located in 24 states.

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation ("GC"), a California corporation, and eight public limited partnerships (the "Partnerships") merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of the $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with Glenborough Corporation, with the Company being the surviving entity; (iii) acquired an interest in three companies (the "Associated Companies"), two of which merged on June 30, 1997, that provide asset and property management services, as well as other services; and (iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner, and in which the Company holds a 87.2% limited partner interest. The Company operates the assets acquired in the Consolidation and in subsequent acquisitions (see further discussion below) and intends to invest in income property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company has elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The common and preferred stock of the Company (the "Common Stock" and the "Preferred Stock", respectively) are listed on the New York Stock Exchange ("NYSE") under the trading symbols "GLB" and "GLB Pr A", respectively.

Since the Consolidation, and consistent with its strategy for growth, the Company has completed the following transactions:

      * Acquired 20 properties in the third and fourth quarters of 1996, 90 properties in 1997 and 69 properties in 1998. The total acquired
         Properties consist of an aggregate of approximately 15.7 million rentable square feet, 9,353 multi-family units and 227 hotel suites and had aggregate acquisition costs, including capitalized costs, of approximately $1.8 billion.
      * From January 1, 1996 to the date of this filing, sold four industrial properties, 16 retail properties, two office/flex properties, one multi-family property and two hotel properties to redeploy capital into properties the Company believes have characteristics more suited to its overall growth strategy and operating goals.
      * Entered into a $250 million unsecured line of credit (the "Acquisition Credit Facility") with a commercial bank which replaced its $50 million secured line of credit and closed a $150 million unsecured loan agreement (the "Interim Loan") with a commercial bank.
      * Completed four offerings of Common Stock in October 1996, March 1997, July 1997 and October 1997 (respectively, the "October 1996 Offering," the "March 1997 Offering," the "July 1997 Offering," and the "October 1997 Offering"), resulting in aggregate gross proceeds of approximately $562 million.
      * Completed an offering of 7.75% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering") for total gross proceeds of approximately $287.5 million.
      * Issued $150 million of the Company's unsecured 7 5/8% Series A Redeemable Notes which are due on March 15, 2005.
      * Paid off the Interim Loan with proceeds from the issuance of $150 million of 7 5/8% unsecured Senior Notes.

      * Closed a $150 million unsecured loan agreement (the "Bridge Loan") with a commercial bank.
      * Entered into 4 development alliances to which the Company has made advances to date of approximately $29 million and a loan of $34 million
      * Paid off the Bridge Loan and four mortgage loans, and paid down the balance of the Acquisition Credit Facility with proceeds from a $248.8 million secured loan from Goldman Sachs Mortgage Corporation.

The Company's principal business objectives are to achieve a stable and increasing source of cash flow available for distribution to stockholders. By achieving these objectives, the Company will seek to raise stockholder value over time.

Results of Operations

Comparison of the nine months ended September 30, 1998 to the nine months ended September 30, 1997.

Rental Revenue. Rental revenue increased $127,004,000, or 354%, to $162,903,000 for the nine months ended September 30, 1998, from $35,899,000 for the nine months ended September 30, 1997. The increase included growth in revenue from the office, industrial, office/flex, retail and multi-family Properties of $73,438,000, $7,200,000, $22,830,000, $3,955,000 and $20,675,000, respectively.
Rental revenue for the nine months ended September 30, 1998, included $13,063,000 of rental revenue generated from the acquisition of 20 properties in the third and fourth quarters of 1996 (the "1996 Acquisitions"), $72,261,000 of rental revenue generated from the acquisition of 90 properties in 1997 (the "1997 Acquisitions") and $69,882,000 of rental revenue generated from the acquisition of 69 properties during the nine months ended September 30, 1998 (the "1998 Acquisitions"). These increases were partially offset by a $1,083,000 decrease in revenue from the hotel Properties due to the 1998 sales of two hotels.

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements. This revenue increased $1,880,000, or 329%, to $2,452,000 for the nine months ended September 30, 1998, from $572,000 for the nine months ended September 30, 1997. The change consisted primarily of increased lease commissions from the managed portfolio and a one-time asset management fee from the sale of properties owned by the Managed Partnerships.

Interest and Other Income. Interest and other income increased $840,000, or 72%, to $2,007,000 for the nine months ended September 30, 1998, from $1,167,000 for the nine months ended September 30, 1997. The increase primarily consisted of interest income on a mortgage loan receivable secured by land located in Aurora, Colorado which originated on June 30, 1998.

Equity in Earnings of Associated Companies. Equity in earnings from Associated Companies decreased $252,000, or 13%, to $1,690,000 for the nine months ended
September 30, 1998, from $1,942,000 for the nine months ended September 30, 1997. The decrease is primarily due to a decrease in earnings from GHG resulting from the June 30, 1998 cancellation of GHG's hotel leases with the Company. The Company cancelled the leases with GHG when it sold two of its hotels and leased the other four hotels to another operator. This decrease is partially offset by transaction fees earned by GC related to the disposition of several of the managed properties.

Net Gain on Sales of Rental Properties. The net gain on sales of rental properties of $1,901,000 during the nine months ended September 30, 1998, resulted from the sales of one multi-family property, two industrial properties, two office/flex properties and two hotel properties. The net gain on sales of rental properties of $555,000 during the nine months ended September 30, 1997, resulted from the sales of 15 retail properties from the Company's portfolio.

Gain on Collection of Mortgage Loan Receivable. The gain on collection of mortgage loan receivable of $652,000 during the nine months ended September 30, 1997 resulted from the collection of a mortgage loan receivable which had a net carrying value of $6,700,000. The payoff amount totaled $6,863,000, plus a $500,000 note receivable, which, net of legal costs, resulted in a gain of $652,000.

Property Operating Expenses. Property operating expenses increased $41,753,000, or 370%, to $53,035,000 for the nine months ended September 30, 1998, from $11,282,000 for the nine months ended September 30, 1997. Of this increase, $42,528,000 represents increases in property operating expenses attributable to the 1997 Acquisitions and the 1998 Acquisitions. This increase is partially offset by decreases in property operating expenses due to the 1997 and 1998 sales of properties.

General and Administrative Expenses. General and administrative expenses increased $6,166,000, or 304%, to $8,197,000 for the nine months ended September 30, 1998, from $2,031,000 for the nine months ended September 30, 1997. The increase is primarily due to increased salary and overhead costs resulting from the 1997 Acquisitions and 1998 Acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $26,385,000, or 298%, to $35,252,000 for the nine months ended September 30, 1998, from $8,867,000 for the nine months ended September 30, 1997. The increase is primarily due to depreciation and amortization associated with the 1997 Acquisitions and 1998 Acquisitions.

Interest Expense. Interest expense increased $29,500,000, or 460%, to $35,916,000 for the nine months ended September 30, 1998, from $6,416,000 for the nine months ended September 30, 1997. Substantially all of the increase was the result of higher average borrowings during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, due to new debt and the assumption of debt related to the 1997 Acquisitions and 1998 Acquisitions.

Net Income and Earnings Per Share (EPS). Net income increased $25,142,000, or 219%, to $36,644,000 for the nine months ended September 30, 1998, from $11,502,000 for the nine months ended September 30, 1997. However, Basic EPS decreased $0.13 per share and Diluted EPS decreased $0.12 per share for the nine months ended September 30, 1998, from the nine months ended September 30, 1997. The decreases in Basic and Diluted EPS are due to a decrease in Net Income Available to Common Stockholders resulting from the dividends payable to preferred stockholders in 1998. There were no preferred stock dividends paid in 1997 as there was no preferred stock outstanding until January 1998.

Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997.

Rental Revenue. Rental revenue increased $49,113,000, or 303%, to $65,321,000 for the three months ended September 30, 1998, from $16,208,000 for the three months ended September 30, 1997. The increase included growth in revenue from the office, industrial, office/flex, retail and multi-family Properties of $23,710,000, $2,868,000, $7,052,000, $1,570,000 and $14,779,000, respectively.
Rental revenue for the three months ended September 30, 1998, included $4,294,000 of rental revenue generated from the acquisition of 20 properties in the third and fourth quarters of 1996 (the "1996 Acquisitions"), $23,546,000 of rental revenue generated from the acquisition of 90 properties in 1997 (the "1997 Acquisitions") and $35,286,000 of rental revenue generated from the acquisition of 69 properties during the nine months ended September 30, 1998 (the "1998 Acquisitions"). These increases were partially offset by an $856,000 decrease in revenue from the hotel Properties due to the 1998 sales of two hotels.

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements. This revenue increased $1,015,000, or 495%, to $1,220,000 for the three months ended September 30, 1998, from $205,000 for the three months ended September 30, 1997. The increase was primarily due to an asset management fee from GC related to the liquidation of one of the managed partnerships.

Interest and Other Income. Interest and other income increased $850,000, or 153%, to $1,404,000 for the three months ended September 30, 1998, from $554,000 for the three months ended September 30, 1997. The increase primarily consisted of interest income on a mortgage loan receivable secured by land located in Aurora, Colorado which originated on June 30, 1998.

Equity in Earnings of Associated Companies. Equity in earnings from Associated Companies decreased $710,000, or 53%, to $629,000 for the three months ended September 30, 1998, from $1,339,000 for the three months ended September 30, 1997. The decrease is primarily due to a decrease in earnings from GHG resulting from the June 30, 1998 cancellation of GHG's hotel leases with the Company. The Company cancelled the leases with GHG when it sold two of its hotels and leased the other four hotels to another operator. This decrease is partially offset by transaction fees earned by GC related to the disposition of several of the managed properties.

Reduction in Gain on Prior Quarter Sales of Rental Properties. The reduction in gain on prior quarter sales of rental properties of $238,000 during the three months ended September 30, 1998, consists of additional costs from the sales of one multi-family property, two industrial properties, two office/flex properties and two hotel properties from the Company's portfolio. The reduction in gain on prior quarter sales of rental properties of $15,000 during the three months ended September 30, 1997, consists of additional costs from the sales of 15 retail properties from the Company's portfolio.

Property Operating Expenses. Property operating expenses increased $17,209,000, or 329%, to $22,446,000 for the three months ended September 30, 1998, from $5,237,000 for the three months ended September 30, 1997. Of this increase, $17,643,000 represents increases in property operating expenses attributable to the 1997 Acquisitions and the 1998 Acquisitions. This increase is partially offset by decreases in property operating expenses due to the 1997 and 1998 sales of properties.

General and Administrative Expenses. General and administrative expenses increased $2,715,000, or 413%, to $3,372,000 for the three months ended September 30, 1998, from $657,000 for the three months ended September 30, 1997. The increase is primarily due to increased salary and overhead costs resulting from the 1997 Acquisitions and 1998 Acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $9,486,000, or 197%, to $14,309,000 for the three months ended September 30, 1998, from $4,823,000 for the three months ended September 30, 1997. The increase is primarily due to depreciation and amortization associated with the 1997 Acquisitions and 1998 Acquisitions.

Interest Expense. Interest expense increased $14,448,000, or 552%, to $17,064,000 for the three months ended September 30, 1998, from $2,616,000 for the three months ended September 30, 1997. Substantially all of the increase was the result of higher average borrowings during the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, due to new debt and the assumption of debt related to the 1997 Acquisitions and 1998 Acquisitions.

Net Income and Earnings Per Share (EPS). Net income increased $5,612,000, or 115%, to $10,510,000 for the three months ended September 30, 1998, from $4,898,000 for the three months ended September 30, 1997. However, both Basic EPS and Diluted EPS decreased $0.09 per share, respectively, for the three months ended September 30, 1998, from the three months ended September 30, 1997. The decreases in Basic and Diluted EPS are due to a decrease in Net Income Available to Common Stockholders resulting from the dividends payable to preferred stockholders in 1998. There were no preferred stock dividends paid in 1997 as there was no preferred stock outstanding until January 1998.

Liquidity and Capital Resources

For the nine months ended September 30, 1998, cash provided by operating activities increased by $49,365,000 to $66,677,000 as compared to $17,312,000 for the same period in 1997. The increase is primarily due to an increase in netincome of $52,877,000 (before depreciation and amortization, minority interest and net gain on sales of rental properties and collection of mortgage loan receivable) due to the 1997 Acquisitions and 1998 Acquisitions. Cash used for investing activities increased by $260,865,000 to $633,866,000 for the nine months ended September 30, 1998, as compared to $373,001,000 for the same period in 1997. The increase is primarily due to the 1998 Acquisitions, additions to mortgage loans receivable and other investments. This increase was partially offset by the collection of a mortgage loan receivable in 1997 and the proceeds from the 1998 sales of properties. Cash provided by financing activities increased by $212,396,000 to $569,500,000 for the nine months ended September 30, 1998, as compared to $357,104,000 for the same period in 1997. This increase was primarily due to the net proceeds from the January 1998 Convertible Preferred Stock Offering (as defined below), the net proceeds from an issuance of Notes (as defined below) and the proceeds from new debt. This increase was partially offset by increased distributions to stockholders resulting from an increase in the number of shares of common stock outstanding and the issuance of preferred stock in January 1998.

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

Mortgage loans payable increased from $148,139,000 at December 31, 1997, to $492,394,000 at September 30, 1998. This increase primarily resulted from the assumption of mortgage loans totaling $358,876,000 in connection with the 1998 Acquisitions and new debt of $2,000,000. These increases were partially offset by the payoff of $12,854,000 of mortgage loans in connection with 1998 sales of properties and scheduled principal payments of $3,767,000 on other mortgage debt.

The Company has a $250,000,000 unsecured line of credit provided by a commercial bank (the "Acquisition Credit Facility"). Outstanding borrowings under the Acquisition Credit Facility increased from $80,160,000 at December 31, 1997, to $145,140,000 at September 30, 1998. The $80,160,000 balance outstanding at December 31, 1997, was paid off in January 1998 with proceeds from the January 1998 Convertible Preferred Stock Offering. The $145,140,000 balance outstanding at September 30, 1998 consists of draws for 1998 Acquisitions and working capital. As of September 30, 1998, borrowings under the Acquisition Credit Facility bear interest at an annual rate of LIBOR plus 1.25%.

In January 1998, the Company closed a $150 million loan with a commercial bank (the "Interim Loan"). The Interim Loan had a term of three months with interest at LIBOR plus 1.75%. The purpose of the Interim Loan was to fund acquisitions. The Interim Loan was paid off in March 1998 with proceeds from the issuance of $150 million of unsecured Senior Notes (discussed below).

In March 1998, the Operating Partnership, as to which the Company is general partner, issued $150 million of unsecured 7 5/8% Series A Redeemable Notes (the "Notes") in an unregistered 144A offering. The Notes mature on March 15, 2005, unless previously redeemed. Interest on the Notes is payable semiannually on March 15 and September 15, commencing September 15, 1998. The Operating Partnership used the net proceeds of the offering to repay the outstanding balance under the Interim Loan. In May 1998, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") to exchange all outstanding Notes (the "Old Notes") for Notes which have been registered under the Securities Act of 1933 (the "New Notes"). The form and term of the New Notes are substantially identical to the Old Notes in all material respects, except that the New Notes will be registered under the Securities Act, and therefore will not be subject to certain transfer restrictions, registration rights and related special interest provisions applicable to the Old Notes.

In June 1998, the Company obtained a $150 million unsecured loan from a commercial bank (the "Bridge Loan") which bears interest at a variable rate of LIBOR plus 1.3%, and has a maturity date of December 31, 1998. Approximately $147.7 million was drawn under the Bridge Loan to fund acquisitions and development activities. The Company paid off this loan on October 30, 1998 with proceeds from the Goldman Sachs loan discussed below.

In October 1998, the Company obtained a $248.8 million loan from Goldman Sachs Mortgage Corporation which has a term of ten years, bears interest at a fixed rate of 6.125% and is secured by 36 properties. The proceeds were used to retire the Company's $150 million Bridge Loan maturing December 31, 1998, to pay off four mortgage loans and to pay down the Acquisition Credit Facility.

At September 30, 1998, the Company's total indebtedness included fixed-rate debt of $522,318,000 (including $168,578,000 subject to cross-collateralization) and floating-rate indebtedness of $412,926,000 (including $115,286,000 subject to cross-collateralization). Approximately 43.5% of the Company's total assets, comprising 84 properties, is encumbered by debt at September 30, 1998.

In January 1997 and May 1997, the Company filed shelf registration statements with the SEC to register $250 million and $350 million, respectively, of equity securities of the Company. In November 1997, the Company filed a shelf registration statement with the SEC to register an additional $1 billion of equity securities of the Company (the "November 1997 Shelf Registration Statement"). The November 1997 Shelf Registration Statement was declared effective by the SEC on December 18, 1997. After the completion of the March 1997, July 1997, October 1997 and January 1998 Offerings, the Company has the capacity pursuant to the November 1997 Shelf Registration Statement to issue up to approximately $801.2 million in equity securities.

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

The Company has formed 4 development alliances to which it has committed approximately $42 million for the development of approximately 1.4 million square feet of office, office/flex and distribution properties and 2,050 multi-family units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of September 30, 1998, the Company has advanced approximately $29 million. Under these development alliances, the Company has certain rights to purchase the properties upon completion of development and, thus, through these alliances, the Company could acquire an additional 1.4 million square feet of commercial properties and 2,050 multi-family units over the next five years. In addition, the Company has loaned approximately $34 million under another development alliance to continue the build-out of a 1,200 acre master-planned development in Denver, Colorado.

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

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31, June 30, and September 30, 1998 (in thousands, except weighted average shares and per share amounts):

                                                       March 31,         June 30,         September 30,          YTD
                                                          1998             1998               1998               1998
                                                      -------------    -------------     ----------------    -------------
Net income before minority interest                   $    12,891      $    14,517       $      11,145       $    38,553
Preferred dividend requirement                             (3,910)          (5,570)             (5,570)          (15,050)
Net gain on sales of rental properties                     (1,446)            (693)                238            (1,901)
Depreciation and amortization                              10,009           10,934              14,309            35,252
Loss on sale of marketable securities (1)                      --               --                  12                12
Adjustment to reflect FFO of Associated Companies
                                                          (2) 210              173               1,163             1,546
                                                      -------------    -------------     ----------------    -------------

FFO                                                   $    17,754      $    19,361       $      21,297       $    58,412
                                                      =============    =============     ================    =============

Amortization of deferred financing fees                       418              174                 406               998
Capital reserve                                              (983)            (330)                (69)             (983)
Capital expenditures                                       (1,227)          (2,870)             (3,789)           (8,285)
                                                      -------------    -------------     ----------------    -------------

CAD                                                   $    15,962      $    16,335       $      17,845       $    50,142
                                                      =============    =============     ================    =============


Distributions per share (3)                           $      0.42      $      0.42       $        0.42       $      1.26
                                                      =============    =============     ================    =============


Diluted weighted average shares outst                  34,372,364        34,868,905          36,261,228        35,114,838
                                                      =============    =============     ================    =============

(1) Loss on sale of marketable securities is included in other income in the accompanying consolidated financial statements of the Company.

(2) Reflects the adjustments to FFO required to reflect the FFO of the Associated Companies allocable to the Company. The Company's investments in the Associated Companies are accounted for using the equity method of accounting.

(3) The distributions for the three months ended September 30, 1998, were paid on October 9, 1998.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future including the Company's anticipated timing of the sale of Shannon Crossing, the Company's belief that cash generated by operations will be adequate to meet operating requirements and to make distributions, the Company's expectations as to the timing of the completion of the development projects through its development alliances and the acquisition by the Company of properties developed through its development alliances. There can be no assurance that the actual outcomes or results will be consistent with such expectations, hopes, intentions, beliefs and strategies. Forward looking statements include statements regarding potential acquisitions, the anticipated performance of future acquisitions, recently completed acquisitions and existing properties, and statements regarding the Company's financing activities. All forward looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those stated or implied in such forward-looking statements.

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

Impact of Year 2000 Compliance Costs on Operations

The Company's State of Readiness. The Company utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such applications will be necessary. The Company currently believes that its "Year 2000" issues are limited to information technology ("IT") systems (i.e. software programs and computer operating systems). There are no non-IT systems (i.e. embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery), the failure of which would have a material effect on the Company's operations.

The Company, employing a team made up of internal personnel has completed its identification of IT systems that are not yet Year 2000 compliant and has commenced modification or replacement of such systems as necessary. The Company is currently communicating with third parties with whom it does significant business, such as financial institutions and vendors, to determine their readiness for Year 2000 compliance. The Company has also completed its assessment of the Year 2000 compliance issues presented by its hardware components.

Costs of Addressing the Company's Year 2000 Issues. Given the information known at this time about the Company's systems that are non-compliant, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company's liquidity or ongoing results of operations. The costs of such assessment and remediation will be paid out of the Company's general and administrative expenses.

Risks of the Company's Year 2000 Issues. In light of the Company's assessment and remediation efforts to date, and the planned, normal course-of-business upgrades, management believes that any residual Year 2000 risk is limited to non-critical business applications and support hardware. No assurance can be given, however, that all of the Company's systems will be Year 2000 compliant or that compliance will not have a material adverse effect on the Company's future liquidity or results of operations or ability to service debt.

The Company's Contingency Plan. The Company is currently developing its contingency plan for all operations to address the most reasonable likely worst case scenarios regarding Year 2000 compliance. Management expects such contingency plan to be completed by the end of the year. Risk Factors

Stockholders or potential stockholders should read the "Risk Factors" section of the Company's latest annual report on Form 10-K/A filed with the Securities and Exchange Commission ("SEC") in conjunction with this quarterly report on Form 10-Q to better understand the factors affecting the Company's results of operations and the Company's common stock share price. The fact that some of the risk factors may be the same or similar to the Company's past filings means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company's other SEC filings are part of doing business in the real estate industry and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

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

At a hearing on January 17, 1996, the court heard the arguments of the objectors seeking to overturn the settlement, as well as the arguments of the plaintiffs and the defendants in defense of the settlement. The court granted all parties a period of time in which to file additional pleadings. On June 4, 1996, the court granted approval of the settlement, finding it fundamentally fair, adequate and reasonable to the respective parties to the settlement. However, the objectors gave notice of their intent to appeal the June 4 decision. All parties filed their briefs and a hearing was held on February 3, 1998. On February 17, 1998, the Court of Appeals rejected the objectors' contentions and upheld the settlement. The objectors filed with the California Supreme Court a petition for review, which was denied on May 21, 1998. On August 18, 1998, the objectors filed a petition for writ of certiorari in the Supreme Court of the United States. On September 18, 1998, the Company and the co-defendants filed a brief in opposition to the petition. The Supreme Court has not yet granted or denied the petition.

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

In April 1998, the Company acquired the Eaton & Lauth portfolio of properties for a total acquisition cost, including capitalized costs, of approximately $68.7 million. In connection with this acquisition, the Company and the Operating Partnership issued approximately $15.9 million in the form of 506,788 partnership units in the Operating Partnership and 126,764 unregistered shares of Common Stock of the Company (based on an agreed per unit and per share valueof $25.00) as partial payment for the Eaton & Lauth portfolio. The Units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. The Units and shares were issued by the Operating Partnership and the Company in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In June 1998, the Company acquired the Covance Property for a total acquisition cost, including capitalized costs, of approximately $16.5 million. In connection with this acquisition, the Company and the Operating Partnership issued approximately $4 million in the form of 161,492 partnership units in the Operating Partnership and 8,802 unregistered shares of Common Stock of the Company (based on an agreed per unit and per share value of $25.00) as partial payment for the Covance Property. The Units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. The Units and shares were issued by the Operating Partnership and the Company in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

In July 1998, the Company acquired the Pauls Portfolio for a total acquisition cost, including capitalized costs, of approximately $54.9 million. In connection with this acquisition, the Operating Partnership issued approximately $11.3 million in the form of 423,843 partnership units in the Operating Partnership (based on an agreed per unit value of $26.556) as partial payment for the Pauls Portfolio. The Units are redeemable for cash, or, at the election of the Company, for shares of Common Stock of the Company on a one-for-one basis. The Units were issued by the Operating Partnership in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 1998.

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

                  On July 22, 1998, the Company filed a report on Form 8-K with respect to Supplemental Information as of June 30, 1998.

                  On August 13, 1998, the Company filed a report on Form 8-K/A amending the Form 8-K filed on July 15, 1998.

                  On September 10, 1998, the Company filed two reports on Form 8-K/A amending reports on Form 8-K filed on April 29, 1998 and May 15, 1998, respectively.

                  On October 27, 1998, the Company filed a report on Form 8-K with respect to Supplemental Information as of September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      GLENBOROUGH REALTY TRUST INCORPORATED




                           By: Glenborough Realty Trust Incorporated,



      Date:  November 13, 1998                 _____________________________
                                               Andrew Batinovich
                                               Director, President
                                               and Chief Operating Officer
                                               (Principal Operating Officer)





      Date: November 13, 1998                  _____________________________
                                               Stephen Saul
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)





      Date: November 13, 1998                  ______________________________
                                               Terri Garnick
                                               Senior Vice President,
                                               Chief Accounting Officer,
                                               Treasurer
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                        Exhibit Title
            --------------------------------------------------------------------

11.1        Statement re:  Computation of Per Share Earnings is shown in Note
            9 of the Consolidated Financial Statements of the Company in Item 1.

12.1        Computation of Ratios.

27.1        Financial Data Schedule.

Exhibit 12.1

GLENBOROUGH REALTY TRUST  INCORPORATED
Computation of Ratios
For the five years ended December 31, 1997
and the three months ended March 31, June 30, and September 30, 1998

                                             GRT Predecessor Entities,
                                                       Combined
                                             ----------------------------------
                                                    Year Ended December 31,
                                             -----------------------------------
                                               1993         1994         1995
                                             ----------   ----------   --------
EARNINGS, AS DEFINED

Net Income (Loss) before Preferred
   Dividends                                    4,418        1,580           524
Extraordinary and non-recurring items          (2,274)          --            --
Federal & State income taxes                       24          176           357
Minority Interest                                   5           43            --
Fixed Charges                                   1,301        1,140         2,129
                                             ----------   ----------   ---------
                                                3,474        2,939         3,010
                                             ----------   ----------   ---------
FIXED CHARGES AND PREFERRED DIVIDENDS, AS
   DEFINED

Interest Expense                                1,301        1,140         2,129
Capitalized Interest                               --           --            --
Preferred Dividends                                --           --            --
                                             ----------   ----------   ---------
                                                1,301        1,140         2,129
RATIO OF EARNINGS TO FIXED CHARGES               2.67         2.58          1.41
                                             ----------   ----------   ---------

RATIO OF EARNINGS TO FIXED CHARGES AND
   PREFERRED DIVIDENDS
                                                 2.67         2.58          1.41
                                             ----------   ----------   ---------

                                                                                 The Company
                                             ------------------------------------------------------------------------------------
                                                                        Three Months      Three          Three       Nine Months
                                                                                         Months         Months
                                                                        Ended March    Ended June        Ended          Ended
                                                                            31,            30,         September      September
                                              Year Ended December 31,                                     30,            30,
                                             -------------------------  ------------   ------------   ------------  -------------
                                                1996          1997          1998          1998           1998           1998
                                             -----------   -----------  -------------  ------------   ------------  -------------
EARNINGS, AS DEFINED

Net Income (Loss) before Preferred
   Dividends                                    (1,609)       19,368        12,213         13,921         10,510         36,644
Extraordinary and non-recurring items              186           843            --             --             --             --
Federal & State income taxes                        --            --            --             --             --             --
Minority Interest                                  292         1,119           678            596            635          1,909
Fixed Charges                                    3,913         9,668         9,145          9,707         17,064         35,916
                                             -----------   -----------  -------------  ------------   ------------   ------------

                                                 2,782        30,998        22,036         24,224         28,209         74,469
                                             -----------   -----------  -------------  ------------   ------------   ------------

FIXED CHARGES AND PREFERRED DIVIDENDS, AS
   DEFINED

Interest Expense                                 3,913         9,668         9,145          9,707         17,064         35,916
Capitalized Interest                                --            --            --            131            593            724
Preferred Dividends                                 --            --         3,910          5,570          5,570         15,050
                                             -----------   -----------  -------------  ------------   ------------   ------------
                                                 3,913         9,668        13,055         15,408         23,227         51,690
RATIO OF EARNINGS TO FIXED CHARGES                0.71  (1)     3.21          2.41           2.46           1.60           2.03
                                             -----------   -----------  -------------  ------------   ------------   ------------
RATIO OF EARNINGS TO FIXED CHARGES AND
   PREFERRED DIVIDENDS
                                                  0.71  (1)     3.21          1.69           1.57           1.21           1.44
                                             -----------   -----------  -------------  ------------   ------------   ------------

(1) For the twelve months ended December 31, 1996, earnings were insufficient to cover fixed charges and fixed charges plus preferred dividends by $1,131.