Form 10-K
period 1998-12-31
GLENBOROUGH REALTY TRUST INC
filed 1999-03-18
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 1998
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

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

                                                          Name of Exchange
               Title of each class:                    on which registered:
           Common Stock, $.001 par value               New York Stock Exchange
7-3/4% Series A Convertible Preferred Stock,             New York Stock Exchange
               $.001 par value

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

     As of March 10, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $532,582,829. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

     As of March 10, 1999, 31,739,539 shares of Common Stock ($.001 par value) and 11,500,000 shares of 7-1/4% Series A Convertible Preferred Stock $.001 par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III: Portions of the Registrant's definitive proxy statement to be issued in conjunction with the Registrant's annual stockholder's meeting to be held on May 7, 1999.

EXHIBITS:The index of exhibits is contained in Part IV herein on page number 77.

                                TABLE OF CONTENTS



                                                                   Page No.
                         PART I

Item  1       Business                                                3
Item  2       Properties                                              6
Item  3       Legal Proceedings                                      13
Item  4       Submission of Matters to a Vote of Security
              Holders                                                15

                         PART II

Item  5       Market for Registrant's Common Stock and
              Related Stockholder Matters                            15
Item  6       Selected Financial Data                                16
Item  7       Management's Discussion and Analysis of
              Financial Condition and Results of Operations          20
Item  8       Financial Statements and Supplementary Data            36
Item  9       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                 36

                         PART III

Item 10       Directors and Executive Officers of the
              Registrant                                             37
Item 11       Executive Compensation                                 37
Item 12       Security Ownership of Certain Beneficial
              Owners and Management                                  37
Item 13       Certain Relationships and Related Transactions         37

                         PART IV

Item 14       Exhibits, Financial Statements, Schedules and
              Reports on Form 8-K                                    38

                                     PART I

Item 1.  Business

General Development and Description of Business

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of December 31, 1998, the Company owned and operated 186 income-producing properties (the "Properties," and each a "Property"). The Properties are comprised of 54 office Properties, 49 office/flex Properties, 30 industrial Properties, 13 retail
Properties, 37 multi-family Properties and 3 hotel Properties, located in 24 states.

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation, a California corporation, and eight public limited partnerships (the "Partnerships") collectively, the "GRT Predecessor Entities", merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with Glenborough Corporation, with the Company being the surviving entity; (iii) acquired an interest in three companies (the "Associated Companies"), two of which merged on June 30, 1997, that provide asset and property management services, as well as other services; and (iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner, and in which the Company holds a 87.25% limited partner interest at December 31, 1998. The Company operates the assets acquired in the Consolidation and in subsequent acquisitions (see further discussion below) and intends to continue to invest in income-producing property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company has elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The common and preferred stock of the Company (the "Common Stock" and the "Preferred Stock", respectively) are listed on the New York Stock Exchange ("NYSE") under the trading symbols "GLB" and "GLB Pr A", respectively.

Since the Consolidation, and consistent with its strategy for growth, the Company has completed the following transactions:

     Acquired 20 properties in 1996, 90 properties in 1997 and 69 properties in 1998. In addition, the Company has acquired two properties subsequent to December 31, 1998. The total acquired Properties consist of an aggregate of approximately 15.7 million rentable square feet of office, office/flex, industrial and retail space, 9,638 multi-family units and 227 hotel suites and had aggregate acquisition costs, including capitalized costs, of approximately $1.8 billion.

     From January 1, 1996 to the date of this filing, sold 35 properties which were comprised of one office property, seven properties, to redeploy capital into properties the Company believes have characteristics more suited to its overall growth strategy and operating goals.

     Completed four offerings of Common Stock in October 1996, March 1997, July 1997 and October 1997 (respectively, the "October 1996 Offering, "the March 1997 Offering," the "July 1997 Offering," and the "October 1997 Offering"), resulting in aggregate gross proceeds of approximately $562 million.

     Completed an offering of 7-3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering") for total gross proceeds of $287.5 million.

     Issued $150 million of unsecured 7.625% Series A Senior Notes which mature on March 15, 2005.

     Entered into 4 development alliances to which the Company has made advances of approximately $33 million and a loan of $35 million as of December 31, 1998.

The Company's principal business objectives are to achieve a stable and increasing source of cash flow available for distribution to stockholders. By achieving these objectives, the Company will seek to raise stockholder value over time.

The Associated Companies

Glenborough Corporation. Glenborough Corporation ("GC"), a California corporation, serves as general partner of various real estate limited partnerships (the "Managed Partnerships") for whom it provides asset and property management services. It also provides property management services for a limited portfolio of property owned by unaffiliated third parties.

The Company owns 100% of the 38,000 shares (representing 95% of total out-standing shares) of non-voting preferred stock of GC. Four individuals, including Sandra L. Boyle and Frank E. Austin, executive officers of the Company, own the 2,000 shares (representing 5% of total outstanding shares) of voting common stock of GC. The Company and GC intend that the Company's interest in GC complies with REIT qualification standards.

The Company, through its ownership of preferred stock of GC, is entitled to receive cumulative, preferred annual dividends of $1.58 per share, which GC must pay before it pays any dividends with respect to the common stock of GC. Once GC pays the required cumulative preferred dividend, it will pay any additional dividends in equal amounts per share on both the preferred stock and the common stock at 95% and 5%, respectively. Through the preferred stock, the Company is also entitled to receive a preferred liquidation equal to $159.24 per share plus all cumulative and unpaid dividends. The preferred stock is subject to redemption at the option of GC after December 31, 2005, for a redemption price of $159.24 per share. As the holder of preferred stock of GC, the Company has no voting power with respect to the election of the directors of GC; all power to elect directors of GC is held by the owners of the common stock of GC.

This structure is intended to provide the Company with a significant portion of the economic benefits of the operations of GC. The Company accounts for the financial results of GC using the equity method.

Glenborough Hotel Group. Glenborough Hotel Group ("GHG"), through June 1998, leased the six Country Suites by Carlson hotels owned by the Company and operated them for its own account. In June 1998, two of the hotels were sold and the other four hotels were leased to other operators. GHG also operated one other Country Suites by Carlson hotel through June 30, 1998, and two resort condominium hotels through April 30, 1998, under separate contracts. In August 1998, GHG acquired an interest in a real estate joint venture.

The Company owns 100% of the 50 shares of non-voting preferred stock of GHG. Three individuals, one of whom, Terri Garnick, is an executive officer of the Company, each own 33 1/3% of the 1,000 shares of voting common stock of GHG. The Company and GHG intend that the Company's interest in GHG complies with REIT qualification standards.

The Company, through its ownership of preferred stock, is entitled to receive cumulative, preferred annual dividends of $600 per share, which GHG must pay before it pays any dividends with respect to the common stock. Once GHG pays the required cumulative preferred dividend, it will pay 75% of any additional dividends to holders of the preferred stock and 25% to holders of the common stock. Through the preferred stock, the Company is also entitled to receive a preferred liquidation value of $40,000 per share plus all cumulative and unpaid dividends. The preferred stock will be subject to redemption at the option of GHG after December 31, 1999, for a redemption price of $40,000 per share. As the holders of preferred stock of GHG, the Company has no voting power with respect to the election of the directors of GHG; all power to elect directors of GHG is held by the owners of the common stock of GHG.

This structure is intended to provide the Company with a significant portion of the economic benefits of the operations of GHG. The Company accounts for the financial results of GHG using the equity method.

Employees

As of December 31, 1998, the Company and the Associated Companies had approximately 535 full-time employees.

Competition

For Tenants
The Company's Properties compete for tenants with similar properties located in their markets. Management believes that characteristics influencing the competitiveness of a real estate project include the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new competing properties in the general area in which the Company's properties are located.

Additional competitive factors with respect to commercial properties include the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and additional tenant improvements commensurate with local market conditions. Such competition may lead to rent concessions that could adversely affect the Company's cash flow. Although the Company believes its Properties are competitive with comparable properties as to those factors within the Company's control, over-building and other external factors could adversely affect the ability of the Company to attract and retain tenants.

For Acquisitions of Real Estate
The Company experiences competition when attempting to acquire equity interests in desirable real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, trust funds, partnerships and individual investors. In competing for such acquisitions, the Company has not given value guarantees in connection with Operating Partnership units or stock issued in such acquisitions.

For Capital
The Company competes with other REITs and investors and owners for debt and equity financing. The Company's ability to attract debt and equity capital at favorable rates is impacted in part by its positioning in the marketplace relative to similar investments. Factors impacting this include, among other things, the perceived quality of the Company's portfolio and the risk adjustment sources of capital give to the returns they expect from their investments. In competing for capital, the Company has not entered into any forward equity commitments or other arrangements which would subject the Company to risks tied to changes in the market value of its equity securities.

Working Capital

The Company's practice is to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies while minimizing interest expense. Available cash is kept to a minimum by using available funds to reduce the outstanding balance on the Company's unsecured line of credit and drawing on it when necessary.

Other Factors

The Company's ability to achieve operational and capital targets is impacted by economic conditions in the markets in which its Properties are located and by broader factors such as prevailing interest rates and the general availability of capital at favorable rates, both debt and equity, for real estate investments. Local economic downturns may adversely effect the occupancy and rental rates of the Company's Properties. A lack of available capital may hinder the Company's acquisition and development program or cause it to look to other types of transactions, such as asset redeployments, to generate needed liquidity.

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

Item 2.  Properties

The Location and Type of the Company's Properties

The Company's 186 Properties are diversified by type (office, office/flex, industrial, retail, multi-family and hotel) and are located in four geographic regions and 24 states within the United States comprising 35 local markets. The following table sets forth the location, type and size of the Properties (by rentable square feet and/or units) along with average occupancy as of December 31, 1998.

                       Office       Office/Flex     Industrial       Retail      Multi-Family
                       Square          Square         Square         Square         Units       Hotel Rooms       No. of
Region                 Footage        Footage         Footage       Footage                                     Properties
------------------   ------------   -------------   ------------  -------------  -------------  -------------  -------------

West                     885,857      2,051,831       1,427,744      394,222           958           283            58
Midwest                1,877,099        872,596       1,067,884      377,157           670             -            36
East                   2,759,270        845,510         945,220       45,546         1,385             -            46
South                  1,478,883        790,582         657,232      422,240         6,340           132            46
                     ------------   -------------   ------------  -------------  -------------  -------------  -------------

Total                  7,001,109      4,560,519       4,098,080    1,239,165         9,353           415           186
                     ============   =============   ============  =============  =============  =============  =============

No. of Properties             54             49              30           13            37             3

Average Occupancy             92%            90%             98%          94%           93%           57%

For the years ended December 31, 1998, 1997 and 1996, no tenant contributed 10% or more of the total rental revenue of the Company. The largest tenant's annual rent was approximately 1.9% of total rental revenues for the year ended December 31, 1998. A complete listing of Properties owned by the Company at December 31, 1998 is included as part of Schedule III in Item 14.

Office Properties

The Company owns 54 office Properties with total rentable square footage of 7,001,109. The office Properties range in size from 14,255 square feet to 570,151 square feet, and have lease terms ranging from one to 35 years. The office leases generally require the tenant to reimburse the Company for increases in building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index ("CPI"). As of December 31, 1998, the average occupancy of the office Properties was 92%.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent.


                                              Office Properties
                                        Historical Rent and Occupancy

                                                                     Average Effective       Total Effective
                       Total Rentable       Average Occupancy          Base Rent per         Annual Base Rent
Year                   Area (Sq. Ft.)                                Leased Sq. Ft.(1)        ($000s)(2) (3)
                                                                            (3)
------------------    -----------------    --------------------     --------------------    -----------------

1998                       7,001,109                 92%                $   16.04              $  103,314
1997                       2,921,361                 93                     15.81                  42,954
1996                         641,923                 94                     13.19                   7,918
1995                         106,076                 97                     11.91                   1,228
1994                         105,770                 88                     11.44                   1,065

(1)  Total Effective Annual Base Rent divided by Average Occupancy in square feet. As used herein,  "Effective
     Base Rent" represents base rent less concessions.
(2)  Total Effective Annual Base Rent adjusted for any free rent given for the period.
(3)  In any given year, base rents are presented on an annualized basis based on results since the acquisition for properties that were acquired during the year.

The following table sets forth the contractual lease expirations for leases for the office Properties as of December 31, 1998.


                                              Office Properties (5)
                                                Lease Expirations
                                                                                             Percentage of Total
                         Number of           Rentable Square         Annual Base Rent         Annual Base Rent
Expiration Year       Expiring Leases      Footage Subject to         Under Expiring           Represented by
                                             Expiring Leases          Leases ($000s)         Expiring Leases (1)
------------------    -----------------    --------------------     --------------------    --------------------

1999 (4)                     234                  1,114,169             $    15,678                 14.7%
2000                         144                  1,064,151                  18,451                 17.3
2001                         166                    960,697                  16,588                 15.6
2002                         100                    978,477                  18,129                 17.0
2003                          81                    406,689                   7,825                  7.4
Thereafter                   113                  1,695,936                  29,783                 28.0
                      =================    ====================     ====================    ====================
Total                        838                  6,220,119 (2)         $   106,454 (3)            100.0%
                      =================    ====================     ====================    ====================

(1)  Annual base rent  expiring  during each  period,  divided by total  annual base rent (both  adjusted  for contractual increases).
(2)  This figure is based on square footage actually leased (which excludes vacant space),  which accounts for the  difference  between this figure and "Total  Rentable  Area" in the preceding  table (which  includes vacant space).
(3)  This figure is based on square  footage  actually  leased and  incorporates  contractual  rent  increases arising after 1998,  and thus differs from "Total  Effective  Annual Base Rent" in the  preceding  table, which is based on 1998 rents.
(4)  Includes  leases that have initial  terms of less than one year.
(5)  Numbers exclude the corporate headquarters building.

Office/Flex Properties

The Company owns 49 office/flex Properties aggregating 4,560,519 square feet. The office/flex Properties are designed for a combination of office and warehouse uses with greater than 10% of the rentable square footage containing office finish. The office/flex Properties range in size from 27,414 square feet to 300,894 square feet, and have lease terms ranging from one to 23 years. Most of the office/flex leases are "triple net" leases whereby the tenants are required to pay their pro rata share of the Properties' operating costs, common area maintenance, property taxes, insurance, and non-structural repairs. Some of the leases are "industrial gross" leases whereby the tenant pays as additional rent its pro rata share of common area maintenance and repair costs and its share of the increase in taxes and insurance over a specified base year cost. Certain of these leases call for fixed or CPI-based rent increases. As of December 31, 1998, the average occupancy of the office/flex Properties was 90%.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent.


                                            Office/Flex Properties
                                        Historical Rent and Occupancy
                                                                     Average Effective       Total Effective
                       Total Rentable       Average Occupancy          Base Rent per         Annual Base Rent
Year (4)               Area (Sq. Ft.)                               Leased Sq. Ft. (1)        ($000s)(2) (3)
                                                                            (3)
------------------    -----------------    --------------------     --------------------    -------------------

1998                       4,560,519                 90%                $    7.61              $   31,235
1997                       3,523,695                 91                      7.17                  22,991
1996                         247,506                 96                      5.50                   1,307

(1) Total Effective Annual Base Rent divided by Average  Occupancy in square feet. As used herein,  "Effective Base
    Rent" represents base rent less concessions.
(2) Total Effective Annual Base Rent adjusted for any free rent given for the period.
(3) In any given year,  base rents are presented on an annualized  basis based on results since the acquisition for properties that were acquired during the year.
(4) Prior  to 1996,  Properties  currently  classified  as  Office/Flex  Properties  were  included  in  Industrial
    Properties. See Industrial Properties table below.

The following table sets forth the contractual lease expirations for leases for the office/flex Properties as of December 31, 1998.


                                             Office/Flex Properties
                                                Lease Expirations
                                                                                             Percentage of Total
                         Number of           Rentable Square         Annual Base Rent         Annual Base Rent
Expiration Year       Expiring Leases      Footage Subject to         Under Expiring           Represented by
                                             Expiring Leases          Leases ($000s)         Expiring Leases (1)
------------------    -----------------    --------------------     --------------------    ----------------------

1999                         188                    915,672             $     6,565                 20.6%
2000                         105                    641,225                   4,714                 14.8
2001                         102                    677,313                   4,928                 15.5
2002                          32                    417,161                   3,447                 10.9
2003                          46                    480,707                   4,488                 14.1
Thereafter                    29                    833,279                   7,674                 24.1
                      =================    ====================     ====================    ======================
Total                        502                  3,965,357 (2)         $    31,816 (3)            100.0%
                      =================    ====================     ====================    ======================

(1) Annual  base rent  expiring  during  each  period,  divided  by total  annual  base  rent  (both  adjusted  for contractual increases).
(2) This figure is based on square footage  actually leased (which  excludes vacant space),  which accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).
(3) This figure is based on square footage  actually leased and  incorporates  contractual  rent increases  arising after 1998, and thus differs from "Total  Effective  Annual Base Rent" in the preceding  table,  which is based on 1998 rents.

Industrial Properties

The Company owns 30 industrial Properties aggregating 4,098,080 square feet. The industrial Properties are designed for warehouse, distribution and light manufacturing, ranging in size from 32,500 square feet to 474,426 square feet. As of December 31, 1998, 16 of the industrial Properties were leased to multiple tenants, 14 were leased to single tenants, and all 14 of the single-tenant Properties are adaptable in design to multi-tenant use. As of December 31, 1998, the average occupancy of the industrial Properties was 98%.

Four of the single-tenant Properties are leased to two tenants having five years remaining on leases whose original terms were 20 years. The terms of these leases include rent increases every three years based on all or a percentage of the change in the CPI. Under these leases the tenants are required to pay for all of the Properties' operating costs, such as common area maintenance, property taxes, insurance, and all repairs including structural repairs. Each lease gives the respective tenant a purchase option exercisable on March 1, 2002 for an amount equal to the greater of the appraised value or a specified minimum price. Management believes, based on discussions with both tenants, that neither tenant has any present intention to exercise any option to purchase.

The remaining industrial Properties have leases whose terms range from 1 to 25 years. Most of the leases are "triple net" leases whereby the tenants are required to pay their pro rata share of the Properties' operating costs, common area maintenance, property taxes, insurance, and non- structural repairs. Some of the leases are "industrial gross" leases whereby the tenant pays as additional rent its pro rata share of common area maintenance and repair costs and its share of the increase in taxes and insurance over a specified base year cost. Certain of these leases call for fixed or CPI-based rent increases.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent for the industrial Properties.


                                            Industrial Properties
                                        Historical Rent and Occupancy
                                                                     Average Effective       Total Effective
                       Total Rentable       Average Occupancy          Base Rent per         Annual Base Rent
Year (4)               Area (Sq. Ft.)                                Leased Sq. Ft.(1)        ($000s)(2) (3)
                                                                            (3)
------------------    -----------------    --------------------     --------------------    -------------------

1998                       4,098,080                 98%                $    3.91              $   15,703
1997                       3,533,510                 97                      3.36                  11,516
1996                       1,778,862                 99                      2.41                   4,244
1995                       1,491,827                100                      2.29                   3,405
1994                       1,491,827                100                      2.29                   3,401

(1) Total Effective Annual Base Rent divided by Average Occupancy in square feet.
(2) Total Effective Annual Base Rent adjusted for any free rent given for the period.
(3) In any given year,  base rents are presented on an annualized  basis based on results since the acquisition for properties that were acquired during the year.
(4) Prior  to 1996,  Properties  currently  classified  as  Office/Flex  Properties  were  included  in  Industrial
    Properties.

The following table sets forth the contractual lease expirations for leases for the industrial Properties as of December 31, 1998.


                                              Industrial Properties
                                                Lease Expirations
                                                                                             Percentage of Total
                         Number of           Rentable Square         Annual Base Rent         Annual Base Rent
Expiration Year       Expiring Leases      Footage Subject to         Under Expiring           Represented by
                                             Expiring Leases          Leases ($000s)         Expiring Leases (1)
------------------    -----------------    --------------------     --------------------    ----------------------

1999                          23                    411,592             $     1,830                 10.7%
2000                          20                    402,674                   1,700                 10.0
2001                          19                    394,519                   1,708                 10.0
2002                          17                    555,261                   2,369                 13.9
2003                           5                    214,275                   1,005                  5.9
Thereafter                    12                  1,946,599                   8,428                 49.5
                      =================    ====================     ====================    ======================
Total                         96                  3,924,920 (2)         $    17,040 (3)            100.0%
                      =================    ====================     ====================    ======================

(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).
(2) This figure is based on square footage  actually leased (which  excludes vacant space),  which accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).
(3) This  figure is based on square  footage  actually  leased  (which  excludes  vacant  space)  and  incorporates contractual  rent  increases  arising after 1998, and thus differs from "Total  Effective  Annual Base Rent" in the preceding table, which is based on 1998 rents.

Retail Properties

The Company owns 13 retail Properties with total rentable square footage of 1,239,165. The leases for the retail Properties have terms ranging from one to 40 years. Eleven of the retail Properties, representing 1,156,079 square feet or 93% of the total rentable area, are anchored community shopping centers. The anchor tenants of these centers are national or regional supermarkets and drug stores. As of December 31, 1998, the average occupancy of the retail Properties was 94%.

The leases for the retail Properties generally include fixed or CPI- based rent increases and some include provisions for the payment of additional rent based on a percentage of the tenants' gross sales that exceed specified amounts. Retail tenants also typically pay as additional rent their pro rata share of the Properties' operating costs including common area maintenance, property taxes, insurance and non-structural repairs. Some leases contain options to renew at market rates or specified rates.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent for the retail properties.

                                              Retail Properties
                                        Historical Rent and Occupancy
                                                                     Average Effective       Total Effective
                       Total Rentable       Average Occupancy          Base Rent per         Annual Base Rent
Year                   Area (Sq. Ft.)                                Leased Sq. Ft.(1)        ($000s)(2) (3)
                                                                            (3)
------------------    -----------------    --------------------     --------------------    -------------------

1998                       1,239,165                 94%                $    8.75              $   10,192
1997                         979,088                 96                      7.98                   7,501
1996                         630,700                 96                      7.82 (4)               4,726
1995                         285,658                 95                     10.76                   2,915
1994                         285,722                 94                     10.76                   2,890

(1) Total Effective Annual Base Rent divided by Average Occupancy in square feet.
(2) Total Effective Annual Base Rent adjusted for any free rent given for the period.



(3) In any given year,  base rents are presented on an annualized  basis based on results since the acquisition for properties that were acquired during the year.
(4) Average  effective base rent per leased square foot declined in 1996 due to the  acquisition of properties with lower base rents.

The following table sets forth the contractual lease expirations for the retail Properties as of December 31, 1998.


                                                Retail Properties
                                                Lease Expirations
                                                                                             Percentage of Total
                         Number of           Rentable Square         Annual Base Rent         Annual Base Rent
Expiration Year       Expiring Leases      Footage Subject to         Under Expiring           Represented by
                                             Expiring Leases          Leases ($000s)         Expiring Leases (1)
------------------    -----------------    --------------------     --------------------    ----------------------

1999                          69                    151,979             $     1,898                 17.4%
2000                          37                     72,344                     918                  8.4
2001                          63                    165,263                   1,792                 16.5
2002                          15                     26,301                     359                  3.3
2003                          23                    109,795                     993                  9.1
Thereafter                    49                    632,678                   4,930                 45.3
                      =================    ====================     ====================    ======================
Total                        256                  1,158,360 (2)         $    10,890 (3)            100.0%
                      =================    ====================     ====================    ======================

(1) Annual  base rent  expiring  during  each  period,  divided  by total  annual  base  rent  (both  adjusted  for contractual increases).
(2) This figure is based on square footage  actually leased (which  excludes vacant space),  which accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).
(3) This  figure is based on square  footage  actually  leased  (which  excludes  vacant  space)  and  incorporates contractual  rent  increases  arising after 1998, and thus differs from "Total  Effective  Annual Base Rent" in the preceding table which is based on 1998 rents.

Tenant Improvements and Leasing Commissions

The following table summarizes by year the capitalized tenant improvement and leasing commission expenditures incurred in the renewal or re-leasing of previously occupied space since January 1, 1994.


                               Capitalized Tenant Improvements and Leasing Commissions

                                                   1998             1997         1996           1995           1994

Office Properties
Square footage renewed or re-leased                579,904         174,354       39,706         79,745         18,384
Capitalized tenant improvements and
    commissions ($000s)                         $    4,263         $   850     $    617  (1)   $   468        $    58
    Average per square foot of renewed or
    re-leased space                             $     7.35         $  4.87     $  15.54  (1)   $  5.87        $  3.18

Office/Flex Properties
Square footage renewed or re-leased                876,490         138,658        9,000            (2)            (2)
Capitalized tenant improvements and
    commissions ($000s)                         $    3,232         $   418     $     23            (2)            (2)
    Average per square foot of renewed or
    re-leased space                             $     3.69         $  3.01     $   2.56            (2)            (2)

                                                     continued


                         Capitalized Tenant Improvements and Leasing Commissions - continued

                                                   1998             1997         1996           1995           1994

Industrial Properties
Square footage renewed or re-leased               307,896         198,055       60,000        141,523         89,000
Capitalized tenant improvements and
    commissions ($000s)                         $     370         $   235      $    51        $   114        $    60
    Average per square foot of renewed or
    re-leased space                             $    1.20         $  1.19      $  0.85        $  0.81        $  0.67

Retail Properties
Square footage renewed or re-leased                45,894          12,080       32,998         33,294         46,833
Capitalized tenant improvements and
    commissions ($000s)                         $     283         $    42      $    83        $    98        $    59
    Average per square foot of renewed or
    re-leased space                             $    6.16   (3)   $  3.51      $  2.53        $  2.94        $  1.25

All Properties
Square footage renewed or re-leased             1,810,184         523,147      141,704        254,562        154,217
Capitalized tenant improvements and
    commissions ($000s)                         $   8,148         $ 1,545      $   774        $   680        $   177
    Average per square foot of renewed or
    re-leased space                             $    4.50         $  2.95      $  5.46        $  2.67        $  1.14

(1) The significant  increase in capitalized  tenant  improvements  and commissions in 1996 over the previous years is primarily the result of tenant  improvements  provided in connection with a lease extension of space for the principal tenant of one property.  The lease was extended 10 years and expires in 2010.
(2) Prior  to 1996,  Properties  currently  classified  as  Office/Flex  Properties  were  included  in  Industrial
    Properties.
(3) The significant  increase in capitalized  tenant  improvements  and commissions in 1998 over the previous years is primarily  the result of accrued  tenant  improvements  to be provided to a tenant who will not occupy until
    January 1999.  The square  footage for this tenant is not included in the square  footage  renewed or re-leased as this tenant does not yet occupy the space.

Multi-Family Properties

The Company owns 37 multi-family Properties, aggregating 9,353 units. All of the units are rented to residential tenants on either a month-to-month basis or for terms of one year or less. As of December 31, 1998, the multi-family Properties were approximately 93% leased.

The following table sets forth, for the periods specified, total units, average occupancy, monthly average effective base rent per unit and total effective annual base rent for the multi-family Properties.


                                           Multi-Family Properties
                                        Historical Rent and Occupancy
                                                                     Average Effective       Total Effective
                                            Average Occupancy          Base Rent per         Annual Base Rent
Year                    Total Units                                 Leased Unit (1) (3)       ($000s)(2) (3)
------------------    -----------------    --------------------     --------------------    -------------------

1998                        9,353                   93%                 $     618              $   64,507
1997                        2,251                   95                        619                  15,884
1996                          642                   94                        598 (4)               4,328
1995                          104                   94                        630                     739
1994                          104                   98                        632                     774

(1) Total Effective Annual Base Rent divided by average occupied unit.
(2) Total Effective Annual Base Rent adjusted for any free rent given for the period.
(3) In any given year,  base rents are presented on an annualized  basis based on results since the acquisition for properties that were acquired during the year.
(4) Average  effective  monthly base rent per unit declined in 1996 due to the acquisition of properties with lower base rents.

Hotel Properties

Through June 1998, the Company leased the six Country Suites by Carlson hotels that it owned to GHG who operated them for its own account. In June 1998, two of the hotels were sold and the other four hotels were leased to two other operators. In December 1998, one of the four hotels was sold to one of the operators and two other hotels are in contract to be sold to the other operator in March 1999. The buyer has an option to extend the closing of the sale to June 1999 and it is anticipated that the buyer will exercise that option. These leases terminate upon the closing of the sales of the properties.

Item 3.  Legal Proceedings

Blumberg. The Company settled a class action complaint filed on February 21, 1995 in connection with the Consolidation. Certain parties objected to the settlement, but the settlement has been approved (or review denied) by the Superior Court of the State of California in and for San Mateo County, the California state court of appeals, and the California Supreme Court. In August 1998 the objecting parties filed a petition for writ of certiorari in the Supreme Court of the United States. The Company and the co-defendants filed a brief in opposition to the petition. The Supreme Court of the United States has not yet granted or denied the petition

The plaintiff in the case is Anthony E. Blumberg, an investor in Equitec B, one of the Partnerships included in the Consolidation, on behalf of himself and all others (the "Blumberg Action") similarly situated. The defendants are GC, Glenborough Realty Corporation ("GRC"), Robert Batinovich, the Partnerships and the Company.

The complaint alleged breaches by the defendants of their fiduciary duty and duty of good faith and fair dealing to investors in the Partnerships. The complaint sought injunctive relief and compensatory damages. The complaint alleged that the valuation of Glenborough Corporation was excessive and was done without appraisal of Glenborough Corporation's business or assets. The complaint further alleged that the interest rate for the Notes to be issued to investors in lieu of shares of Common Stock, if they so elected was too low for the risk involved and that the Notes would likely sell, if at all, at a substantial discount from their face value (as a matter entirely distinct from the litigation and subsequent settlement, the Company, as it had the option to, paid in full the amounts due plus interest in lieu of issuing Notes).

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

BEJ Equity Partners. On December 1, 1995, a second class action complaint relating to the Consolidation was filed in Federal District Court for the Northern District of California (the "BEJ Action"). The plaintiffs in the BEJ Action have voluntarily stayed the action pending resolution of the Blumberg Action.

The plaintiffs in the BEJ Action are BEJ Equity Partners, J/B Investment Partners, Jesse B. Small and Sean O'Reilly as custodian f/b/o Jordan K. O'Reilly, who as a group held limited partner interests in certain of the Partnerships included in the Consolidation known as Outlook Properties Fund IV, Glenborough All Suites Hotels, L.P., Glenborough Pension Investors, Equitec Income Real Estate Investors-Equity Fund 4, Equitec Income Real Estate Investors C and Equitec Mortgage Investors Fund IV, on behalf of themselves and all others similarly situated. The defendants are GRC, GC, the Company, GPA, Ltd., Robert Batinovich and Andrew Batinovich. The Partnerships are named as nominal defendants.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders in the fourth quarter of the year ended December 31, 1998.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Preferred Stock and
            Related Stockholder Matters

(a)  Market Information

On January 31, 1996, the Company's Common Stock began trading on the NYSE at $12.00 per share under the symbol "GLB". On January 28, 1998, the Company's 7-3/4% Series A Convertible Preferred Stock began trading on the NYSE at $25.00 per share under the symbol "GLB Pr A". On December 31, 1998, the closing prices of the Company's Common and Preferred Stock were $20.375 and $18.25, respectively. On March 10, 1999, the last reported sales prices per share of the Company's Common Stock and Preferred Stock on the NYSE were $17.6875 and $17.9375, respectively. The following table sets forth the high and low closing prices per share of the Company's Common Stock and Preferred Stock for the periods indicated, as reported on the NYSE composite tape.

                                     Common Stock              Preferred Stock
Quarterly Period                   High          Low          High          Low

1996
First Quarter (1)              $   14.375     $    12.00      (2)           (2)
Second Quarter                      15.25         13.375      (2)           (2)
Third Quarter                       14.75         13.375      (2)           (2)
Fourth Quarter                     17.625         13.625      (2)           (2)
1997
First Quarter                  $    20.50     $    16.75      (2)           (2)
Second Quarter                      25.25         19.375      (2)           (2)
Third Quarter                     28.1875        22.3125      (2)           (2)
Fourth Quarter                     30.125          24.25      (2)           (2)
1998
First Quarter                  $    31.75     $   26.125   $   27.00    $    25.50
Second Quarter                     31.875        25.5625      26.875         24.00
Third Quarter                     27.9375         20.625     25.4375        19.875
Fourth Quarter                    21.8125          18.75       20.25         17.00
1999
First Quarter (3)              $   19.875     $  16.5625   $  18.625    $  16.8125

(1) Although the Consolidation occurred on December 31, 1995 and the Company began paying distributions on its Common Stock based on earnings in the first quarter of 1996, the Common Stock did not begin trading on the NYSE until January 31, 1996.
(2) The Company's Preferred Stock did not begin trading on the NYSE until January 28, 1998.
(3)  High and low stock closing prices through March 10, 1999.

Holders

The approximate number of holders of record of the shares of the Company's Common Stock and Preferred Stock was 12,600 and 3,300, respectively, as of March 10, 1999.

Distributions

Since the Consolidation, the Company has paid regular quarterly distributions to holders of its Common and Preferred Stock. During the years ended December 31, 1996, 1997 and 1998, the Company declared and/or paid the following quarterly distributions:



                                         Common Stock                                Preferred Stock
                            ----------------------------------------     ----------------------------------------
                             Distributions             Total             Distributions              Total
Quarterly Period               Per share           Distributions           Per share            Distributions
------------------------    ----------------    --------------------     ---------------     --------------------
1996
First Quarter                  $   0.30            $   1,726,000               (1)                   (1)
Second Quarter                 $   0.30            $   1,737,000               (1)                   (1)
Third Quarter                  $   0.30            $   2,891,000               (1)                   (1)
Fourth Quarter                 $   0.32            $   3,092,000               (1)                   (1)
1997
First Quarter                  $   0.32            $   4,222,000               (1)                   (1)
Second Quarter                 $   0.32            $   6,456,000               (1)                   (1)
Third Quarter                  $   0.32            $  10,072,000               (1)                   (1)
Fourth Quarter                 $   0.42            $  13,250,000               (1)                   (1)
1998
First Quarter                  $   0.42            $  13,251,000            $   0.34 (1)        $   3,910,000 (1)
Second Quarter                 $   0.42            $  13,308,000            $   0.48            $   5,570,312
Third Quarter                  $   0.42            $  13,330,000            $   0.48            $   5,570,313
Fourth Quarter                 $   0.42            $  13,339,000            $   0.48            $   5,570,313

(1) The Company's Preferred Stock did not begin trading on the NYSE until January 28, 1998.

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

(b) Recent Sales of Unregistered Securities

Sales of unregistered securities by the Company during 1998 are described in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998.

Item 6.  Selected Financial Data

Set forth below are selected financial data for:

          Glenborough Realty Trust Incorporated: Consolidated balance sheet data is presented as of December 31, 1998, 1997, 1996 and 1995. Consolidated operating data is presented for the years ended December 31, 1998, 1997 and 1996, and As Adjusted consolidated operating data is presented for the years ended December 31, 1995 and 1994. The As Adjusted data assumes the Consolidation and related transactions occurred on January 1, 1994, in order to present the operations of the Company for those periods as if the Consolidation had been in effect for those periods. As Adjusted data is presented to provide amounts which are comparable to the consolidated results of operations of the Company for the years ended December 31, 1998, 1997 and 1996.

          The GRT Predecessor Entities: Combined operating data is presented for the years ended December 31, 1995 and 1994. Combined balance sheet data is presented as of December 31, 1994.

This selected financial data should be read in conjunction with the financial statements of Glenborough Realty Trust Incorporated, including the notes thereto, included in Item 14.


                                                      As of and for the Year Ended December 31,
                               ----------------------------------------------------------------------------------------
                               Historical   Historical   Historical  As Adjusted   Historical  As Adjusted   Historical
                                  1998         1997         1996        1995          1995        1994          1994
                               ------------ ----------- ----------- ------------- ----------- ------------- -----------
                                                        (In thousands, except per share data)

Operating Data:
 Rental Revenue.........        $  227,956   $  61,393   $  17,943    $ 13,495      $ 15,454    $ 12,867      $ 13,797
 Fees and reimbursements             2,802         719         311         260        16,019         260        13,327
 Interest and other income           4,607       1,802       1,080         982         2,698       1,109         3,557
 Equity in earnings of
     Associated Companies            1,314       2,743       1,598       1,691             -       1,649             -
 Total Revenues(1)......           241,475      68,148      21,253      16,428        34,171      15,885        30,681
 Property operating expenses        74,079      18,958       5,266       4,084         8,576       3,673         6,782
 General and administrative         11,038       3,319       1,393         983        15,947         954        13,454
 Interest expense.......            53,289       9,668       3,913       2,767         2,129       2,767         1,140
 Depreciation and
   Amortization.........            50,194      14,873       4,575       3,654         4,762       3,442         4,041
 Income (loss) from operations
   before minority interest and     48,552      21,330      (1,131)      4,077           524      (2,721)        1,580
   extraordinary items..
 Net income (loss) before
   Preferred Stock                  44,602      19,368      (1,609)      3,796           524      (3,093)        1,580
   dividends(2).........
 Diluted amounts per common
   share (3):
   Net income (loss) before
     extraordinary items        $     0.79   $     1.09  $    (0.21)  $   0.66             -    $  (0.47)            -
   Net income (loss)....              0.75         1.05       (0.24)      0.66             -       (0.54)            -
   Distributions(4).....              1.68         1.38        1.22       1.20             -        1.20             -
Balance Sheet Data:
 Net investment in real estate  $1,742,439   $ 825,218   $ 161,945           -      $ 77,574           -      $ 63,994
 Mortgage loans receivable,
   net..................            42,420       3,692       9,905           -         7,465           -        19,953
 Total assets...........         1,879,016     865,774     185,520           -       105,740           -       117,321
 Total debt.............           922,097     228,299      75,891           -        36,168           -        17,906
 Stockholders' equity...           828,533     580,123      97,600           -        55,628           -        80,558

Other Data:
 EBIDA(5)...............        $  151,562   $  44,380   $  14,273    $      -      $  9,291    $      -      $ 10,269
 Cash flow provided by (used
   for):
   Operating activities.            76,421      24,078       4,138       4,656       (10,608)      5,742        22,426
   Investing activities.          (613,840)   (569,242)    (61,833)      3,263         8,656       1,710        (1,947)
   Financing activities.           536,706     548,879     (54,463)     (7,933)      (17,390)     (6,408)       (2,745)
 FFO(6).................            79,920      36,087      11,491       9,638         7,162       9,536         9,129
 CAD(7),(8).............            68,357      32,335      10,497       8,856         3,237       8,754         6,919
 Debt to total market
   capitalization(9)....             47.5%       18.5%       29.5%           -             -           -             -
 Ratio of Earnings to Fixed
  Charges (10)                        1.87        3.21        0.71           -           1.41          -           2.58
 Ratio of Earnings to Fixed
  Charges and Preferred
  Dividends(11)                       1.36        3.21        0.71           -          1.41           -          2.58

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

(3) Diluted amounts include the effects of all classes of securities outstanding at year-end, including units of Operating Partnership interests and options to purchase stock of the Company. As adjusted net income per share is based upon as adjusted weighted average shares outstanding of 5,753,709 for 1995 and 1994.

(4) Historical distributions per common share for the years ended December 31, 1998, 1997 and 1996 consist of distributions declared for the periods then ended. As adjusted distributions per common share for each of the years ended December 31, 1995 and 1994 are based on $0.30 per unit per quarter.

(5) EBIDA is computed as income (loss) before minority interests and extraordinary items plus interest expense, depreciation and amortization, gains (losses) on disposal of properties and loss provisions. In 1996, consolidation and litigation costs were also added back to net income to determine EBIDA. The Company believes that in addition to net income and cash flows, EBIDA is a useful measure of the financial performance of an equity REIT because, together with net income and cash flows, EBIDA provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments and other capital expenditures. To evaluate EBIDA and the trends it depicts, the components of EBIDA, such as rental revenues, rental expenses, real estate taxes and general and administrative expenses, should be considered. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Excluded from EBIDA are financing costs such as interest as well as depreciation and amortization, each of which can significantly affect a REIT's results of operations and liquidity and should be considered in evaluating a REIT's operating performance. Further, EBIDA does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles and does not necessarily indicate that cash flows will be sufficient to fund all of the Company's cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Further, EBIDA as disclosed by other REITs may not be comparable to the Company's calculation of EBIDA. The following table reconciles net income (loss) of the Company to EBIDA for the periods presented (in thousands):


                                                           The Company                  GRT Predecessor Entities
                                                 -----------------------------------    ------------------------
                                                                     For the Year Ended December 31,
                                                 ---------------------------------------------------------------
                                                 Historical   Historical  Historical     Historical  Historical
                                                    1998         1997        1996           1995        1994
                                                 ----------- ----------- -----------    ----------- ------------

                   Net income (loss).......       $  44,602   $  19,368   $  (1,609)     $     524   $   1,580
                   Extraordinary items.....           1,400         843         186              -           -
                   Minority interest.......           2,550       1,119         292              -           -
                   Interest expense........          53,289       9,668       3,913          2,129       1,140
                   Depreciation and                  50,194      14,873       4,575          4,762       4,041
                   amortization
                   Net gain (loss) on sales of
                      real estate assets...          (4,796)     (1,491)       (321)             -           -
                   Loss on interest rate
                      protection agreement.           4,323           -           -              -           -
                   Consolidation and                      -           -       7,237              -           -
                   litigation costs
                   Loss provisions.........               -           -           -          1,876       3,508
                                                 =========== =========== ===========    =========== ============
                   EBIDA...................       $ 151,562   $  44,380   $  14,273      $   9,291   $  10,269
                                                 =========== =========== ===========    =========== ============

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

(9) Debt to total market capitalization is calculated as total debt at period end divided by total debt plus the market value of the Company's outstand-ing common stock and convertible units, based upon the closing prices of the Common Stock of $20.375, $29.625 and $17.625 on December 31, 1998, 1997 and
    1996, respectively, plus the liquidation value of the Company's outstanding Preferred Stock based on the liquidation preference per share of $25.00 on December 31, 1998.

(10)The ratio of earnings to fixed charges is computed as net income (loss) from operations, before minority interest and extraordinary items, plus fixed charges (excluding capitalized interest) divided by fixed charges. Fixed charges consist of interest costs including amortization of deferred financing costs.

(11)The ratio of earnings to fixed charges and preferred dividends is computed as net income (loss) from operations, before minority interest and extraordinary items, plus fixed charges (excluding capitalized interest) and preferred dividends, divided by fixed charges. Fixed charges consist of interest costs including amortization of deferred financing costs.

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

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31, June 30, September 30 and December 31, 1998 and the year ended December 31, 1998 (dollars in thousands):


                                                                                                                  Year to
                                                 March 31,        June 30,        Sept 30,        Dec 31,          Date
                                                    1998            1998            1998           1998            1998
                                                -------------   -------------   -------------  --------------  --------------

Income from operations before minority
    interest and extraordinary item             $    12,891     $    14,517     $    11,145    $     9,999     $      48,552
Depreciation and amortization                        10,009          10,934          14,309         14,782            50,034
Preferred dividends                                  (3,910)         (5,570)         (5,570)        (5,570)          (20,620)
Net (gain) loss on sales of real estate assets       (1,446)           (693)            250         (2,907)           (4,796)
Loss on interest rate protection agreement                -               -               -          4,323             4,323
Costs of terminated stock offering                        -               -               -            247               247
Adjustment to reflect FFO of Associated
    Companies (1)                                       210             174           1,163            633             2,180
                                                -------------   -------------   -------------  --------------  --------------

FFO                                             $    17,754     $    19,362     $    21,297    $    21,507     $      79,920
                                                =============   =============   =============  ==============  ==============


Amortization of deferred financing fees                 418             174             406            565             1,563
Capital reserve                                      (1,088)           (330)            (69)         2,440               953
Capital expenditures                                 (1,122)         (2,870)         (3,789)        (6,298)          (14,079)
                                                -------------   -------------   -------------  --------------  --------------

CAD                                             $    15,962     $    16,336     $    17,845    $    18,214     $      68,357
                                                =============   =============   =============  ==============  ==============

Distributions per share (2)                     $      0.42     $      0.42     $      0.42    $      0.42     $        1.68
                                                =============   =============   =============  ==============  ==============

Diluted weighted average common shares
    outstanding                                  34,372,364      34,868,905      36,261,228     36,191,009        35,576,210
                                                =============   =============   =============  ==============  ==============

(1) Reflects  the  adjustments  to FFO  required to reflect the FFO of the  Associated  Companies  allocable to the
    Company.  The Company's  investments in the  Associated  Companies are accounted for using the equity method of accounting.
(2)  The distributions for the three months ended December 31, 1998, were paid on January 15, 1999.

Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data in Item 6 and the Consolidated Financial Statements of Glenborough Realty Trust Incorporated, including the notes thereto, included in
Item 14.

Results of Operations

Comparison of the year ended December 31, 1998 to the year ended December 31, 1997.

Following is a table of net operating income by property type, for comparative purposes, presenting the results for the years ended December 31, 1998 and 1997.


                                      Results of Operations by Property Type
                                  For the Years Ended December 31, 1998 and 1997
                                                  (in thousands)

                                      Office/                              Multi-                 Property    Eliminating   Total
                           Office       Flex     Industrial    Retail      Family      Hotel       Total      Entry(1)    Reported
1998
Rental Revenue            $117,746     $36,987      $16,104    $12,072    $40,865     $4,182     $227,956           -    $227,956
Operating Expenses          44,775      10,898        3,609      3,840     17,235        967       81,324     ($7,245)     74,079
Net Operating Income        72,971      26,089       12,495      8,232     23,630      3,215      146,632       7,245     153,877
   Percentage of
    Total NOI                  50%         18%           8%         6%        16%         2%         100%


1997
Rental Revenue             $25,071     $10,354       $7,320     $7,224     $5,536     $5,980      $61,485        ($92)    $61,393
Operating Expenses           9,986       3,062        1,459      2,183      2,309      1,894       20,893      (1,935)     18,958
Net Operating Income        15,085       7,292        5,861      5,041      3,227      4,086       40,592       1,843      42,435
   Percentage of
    Total NOI                  37%         18%          15%        12%         8%        10%         100%


(1)  Eliminating  entry represents  internal market level property  management fees included in operating  expenses to provide comparison to industry performance.

Rental Revenue. Rental revenue increased $166,563,000, or 271%, to $227,956,000 for the year ended December 31, 1998, from $61,393,000 for the year ended
December 31, 1997. The increase included growth in revenue from the office, office/flex, industrial, retail and multi-family Properties of $92,675,000, $26,633,000, $8,784,000,

$4,848,000 and $35,329,000, respectively. These increases were partially offset by a $1,798,000 decrease in revenue from the hotel Properties due to the 1998 sales of two hotels. Rental revenue for the year ended December 31, 1998, included $17,404,000 of rental revenue generated from the acquisition of 20 properties in 1996 (the "1996 Acquisitions"), $96,130,000 of rental revenue generated from the acquisition of 90 properties in 1997 (the "1997 Acquisitions") and $104,254,000 of rental revenue generated from the acquisition of 69 properties in 1998 (the "1998 Acquisitions").

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements from unconsolidated entities. This revenue increased $2,083,000, or 290%, to $2,802,000 for the year ended December 31, 1998, from $719,000 for the year ended December 31, 1997. The change consists primarily of increased lease commissions from an affiliated entity and fees resulting from the sale of managed properties.

Interest and Other Income. Interest and other income increased $2,805,000, or 156%, to $4,607,000 for the year ended December 31, 1998, from $1,802,000 for the year ended December 31, 1997. This increase is primarily due to $1,749,000 of interest income on a mortgage loan receivable secured by Gateway Center which originated on June 30, 1998. In addition, in 1998, the Company invested approximately $20 million in the securities of a private REIT which was accounted for using the equity method. In 1998, the Company recognized approximately $990,000 as equity in the earnings of this private REIT.

Equity in Earnings of Associated Companies. Equity in earnings from Associated Companies decreased $1,429,000, or 52%, to $1,314,000 for the year ended December 31, 1998, from $2,743,000 for the year ended December 31, 1997. The decrease is primarily due to a decrease in earnings from GHG resulting from the June 30, 1998 cancellation of GHG's hotel leases with the Company. The Company cancelled the leases with GHG when it sold two of its hotels and leased the other four hotels to other operators. In December 1998, one of the remaining four hotels was sold to one of the operators and two other hotels are in contract to be sold to those operators in March 1999. This decrease is partially offset by transaction fees earned by GC related to the disposition of several properties under its management.

Net Gain on Sales of Real Estate Assets. The net gain on sales of real estate assets of $4,796,000 during the year ended December 31, 1998, resulted from the sales of one office property, two office/flex properties, four industrial properties, one multi-family property and three hotel properties from the Company's portfolio. This net gain was partially offset by a $3.1 million loss on the sale of the Company's investment in the securities of a private REIT. The net gain on sales of real estate assets of $839,000 during the year ended December 31, 1997, resulted from the sales of 16 retail properties from the Company's portfolio.

Gain on Collection of Mortgage Loan Receivable. The gain on collection of mortgage loan receivable of $652,000 during the year ended December 31, 1997 resulted from the collection of a mortgage loan receivable which had a net carrying value of $6,700,000. The payoff amount totaled $6,863,000, plus a $500,000 note receivable, which, net of legal costs, resulted in a gain of $652,000.

Property Operating Expenses. Property operating expenses increased $55,121,000, or 291%, to $74,079,000 for the year ended December 31, 1998, from $18,958,000 for the year ended December 31, 1997. This increase primarily consists of $22,750,000 attributable to the 1997 Acquisitions and $31,997,000 attributable to the 1998 Acquisitions.

General and Administrative Expenses. General and administrative expenses increased $7,719,000, or 233%, to $11,038,000 for the year ended December 31, 1998, from $3,319,000 for the year ended December 31, 1997. The increase is primarily due to increased salary and overhead costs resulting from the 1997 Acquisitions and 1998 Acquisitions. As a percentage of rental revenue, general and administrative expenses actually decreased from 5.4% for the year ended December 31, 1997 to 4.8% for the year ended December 31, 1998.

Depreciation and Amortization. Depreciation and amortization increased $35,321,000, or 237%, to $50,194,000 for the year ended December 31, 1998, from
$14,873,000 for the year ended December 31, 1997. The increase is primarily due to depreciation and amortization associated with the 1997 Acquisitions and 1998 Acquisitions.

Interest Expense. Interest expense increased $43,621,000, or 451%, to $53,289,000 for the year ended December 31, 1998, from $9,668,000 for the year ended December 31, 1997. Substantially all of the increase was the result of higher average borrowings during the year ended December 31, 1998, as compared to the year ended December 31, 1997, due to new debt and the assumption of debt related to the 1997 Acquisitions and 1998 Acquisitions.

Loss on Interest Rate Protection Agreement. During 1998, the Company entered into a forward interest rate agreement to lock in the risk-free interest component of a portion of a secured mortgage to be issued in October 1998. The 10-year Treasury rates decreased during the term of the hedge. During the fourth quarter of 1998, the Company recorded an expense for its payment of $4,323,000 to terminate a portion of the forward interest rate agreement in connection with a reduction in the amount of the mortgage to be issued. The Company's payment of $6,244,000 in settlement of the remaining portion of the forward interest rate agreement will offset the reduced financing costs of the $248.8 million mortgage issued in October 1998.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $1,400,000 during the year ended December 31, 1998, consists of prepayment penalties and the write-off of unamortized loan fees upon the early payoff of debt. Various loans were paid-off early when more favorable terms were obtained through new financing (discussed below) and upon the sale of one of the hotels. Loss on early extinguishment of debt of $843,000 during the year ended December 31, 1997, resulted from the write-off of unamortized loan fees related to a $50 million secured line of credit which was replaced with a $250 million unsecured line of credit (the "Credit Facility") from a commercial bank.

Net Income and Earnings Per Share (EPS). Net income increased $25,234,000, or 130%, to $44,602,000 for the year ended December 31, 1998, from $19,368,000 for the year ended December 31, 1997. However, Basic EPS decreased $0.32 per share and Diluted EPS decreased $0.30 per share for the year ended December 31, 1998, from the year ended December 31, 1997. The decreases in Basic and Diluted EPS are due to a decrease in Net Income Available to Common Stockholders resulting from the dividends payable to preferred stockholders in 1998. There were no preferred stock dividends paid in 1997 as there was no preferred stock outstanding until January 1998.

Comparison of the year ended December 31, 1997 to the year ended December 31, 1996.

Following is a table of net operating income by property type, for comparative purposes, presenting the results for the years ended December 31, 1997 and 1996.


                                      Results of Operations by Property Type
                                  For the Years Ended December 31, 1997 and 1996
                                                  (in thousands)

                                      Office/                               Multi-               Property   Eliminating   Total
                           Office       Flex     Industrial    Retail       Family      Hotel     Total     Entry(1)    Reported
1997
Rental Revenue             $25,071     $10,354     $7,320      $7,224      $5,536      $5,980    $61,485       ($92)    $61,393
Operating Expenses           9,986       3,062      1,459       2,183       2,309       1,894     20,893     (1,935)     18,958
Net Operating Income        15,085       7,292      5,861       5,041       3,227       4,086     40,592      1,843      42,435
   Percentage of
    Total NOI                  37%         18%        15%         12%          8%         10%       100%


1996
Rental Revenue              $3,905        $769     $3,491      $3,746      $1,519      $4,513    $17,943                $17,943
Operating Expenses           1,697         275        469         991         601       1,698      5,731      ($465)      5,266
Net Operating Income         2,208         494      3,022       2,755         918       2,815     12,212        465      12,677
   Percentage of
     Total NOI                 18%          4%        25%         23%          7%         23%       100%


(1)  Eliminating  entry represents  internal market level property  management fees included in operating  expenses to provide comparison to industry performance.

Rental Revenue. Rental revenue increased $43,450,000, or 242%, to $61,393,000 for the year ended December 31, 1997, from $17,943,000 for the year ended
December 31, 1996. The increase included growth in revenue from the office, office/flex, industrial, retail, multi-family and hotel Properties of $21,166,000, $9,585,000, $3,829,000, $3,478,000, $4,017,000 and $1,467,000,
respectively. Of the rental revenue for the year ended December 31, 1997, $48,030,000 represents rental revenue generated from the acquisition of 20 properties in 1996 (the "1996 Acquisitions") and the acquisition of 90 properties  during the year ended  December 31, 1997 (the "1997  Acquisitions").
The increase in rental revenue for the year ended December 31, 1997, was partially offset by a decrease in revenue due to the 1996 sale of two industrial properties and the 1997 sales of sixteen retail properties.

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements. This revenue increased $408,000, or 131%, to $719,000 for the year ended December 31, 1997, from $311,000 for the year ended December 31, 1996. The increase primarily consisted of increases in asset management fees of $131,000, roperty management fees of $257,000 and lease commissions of $20,000. The Company's contract was expanded to include asset management fees in 1997.

Interest and Other Income. Interest and other income, which consists primarily of interest on cash investments nd mortgage loans receivable, increased $722,000, or 67%, to $1,802,000 for the year ended December 31, 1997, from $1,080,000 for the year ended December 31, 1996. The increase was primarily due to a $1,040,000 increase in interest income as a result of higher invested cash balances and a $365,000 increase in interest income from the Grunow mortgage loan receivable. This increase in interest income is partially offset by a $649,000 reduction in interest and other income due to the payoff of the Hovpark mortgage loan receivable in January 1997.

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

General and Administrative Expenses. General and administrative expenses increased $1,926,000, or 138%, to $3,319,000 for the year ended December 31, 1997, from $1,393,000 for the year ended December 31, 1996. The increase is primarily due to increased salary and overhead costs resulting from the 1996 Acquisitions and the 1997

Acquisitions. As a percentage of rental revenue, general and administrative expenses actually decreased from 7.8% for the year ended December 31, 1996 to 5.4% for the year ended December 31, 1997.

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

Loss on early extinguishment of debt. Loss on early extinguishment of debt of $843,000 during the year ended December 31, 1997, resulted from the write- off of unamortized loan fees related to a $50 million secured line of credit which was replaced with a new $250 million unsecured line of credit (the "Credit Facility") from a commercial bank. Loss on early extinguishment of debt of $186,000 during the year ended December 31, 1996, resulted from the write-off of unamortized loan fees related to a $10,000,000 line of credit from Imperial Bank which was paid-off with proceeds from a $50 million secured line of credit from a commercial bank.

Liquidity and Capital Resources

Cash Flows
For the year ended December 31, 1998, cash provided by operating activities increased by $63,123,000 to $87,482,000 as compared to $24,359,000 in 1997. The increase is primarily due to an increase in net income (before depreciation and amortization, minority interest and net gain on sales of real estate assets and collection of mortgage loan receivable) of $60,023,000 due to the 1997 Acquisitions and 1998 Acquisitions. Cash used for investing activities increased by $44,598,000 to $613,840,000 for the year ended December 31, 1998, as compared to $569,242,000 in 1997. The increase is primarily due to the 1998 Acquisitions, investments in development and additions to mortgage loans receivable. This increase was partially offset by the collection of a mortgage loan receivable in 1997 and the proceeds from the 1998 sales of real estate assets. Cash provided by financing activities decreased by $22,953,000 to $525,645,000 for the year ended December 31, 1998, as compared to $548,598,000 in 1997. This change was primarily due to a decrease in net proceeds from the issuance of stock. In 1998, the Company completed one offering of Preferred Stock (as discussed below) as compared to threeb offerings of Common Stock in 1997. The majority of this decrease is offset by an increase in proceeds from new debt.

The Company expects to meets its short-term liquidity requirements generally through its working capital, its Credit Facility (as defined below) and cash generated by operations. The Company believes that its cash generated by operations will be adequate to meet operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term. In addition to cash generated by operations, the Credit Facility provides for working capital advances. However, there can be no assurance that the Company's results of operations will not fluctuate in the future and at times affect (i) its ability to meet its operating requirements and (ii) the amount of its distributions.

The Company's principal sources of funding for acquisitions, development, expansion and renovation of properties include an unsecured Credit Facility, permanent secured debt financing, public unsecured debt financing, public and private equity and debt issuances, the issuance of partnership units in the Operating Partnership and cash flow provided by operations.

Mortgage Loans Receivable
Mortgage loans receivable increased from $3,692,000 at December 31, 1997, to $42,420,000 at December 31, 1998. This increase was primarily due to a loan made by the Company under a development alliance (as discussed below) which had an outstanding balance (including accrued interest) of $35,336,000 at December 31, 1998, and a $3,600,000 loan made by the Company to the buyer of one of the hotel properties.

Secured and Unsecured Financing
Mortgage loans payable increased from $148,139,000 at December 31, 1997, to $708,578,000 at December 31, 1998. This increase resulted from the assumption of mortgage loans totaling approximately $358.9 million in connection with the 1998 Acquisitions and new financing of approximately $248.8 million (as discussed below). These increases were partially offset by the payoff of approximately $42.1 million of mortgage loans in connection with 1998 sales of properties and refinancing of debt, and scheduled principal payments of approximately $6.5 million on other mortgage debt.

The Company has an unsecured line of credit provided by a commercial bank (the "Credit Facility"). Outstanding borrowings under the Credit Facility decreased from $80,160,000 at December 31, 1997, to $63,519,000 at December 31, 1998. The
$80,160,000 balance outstanding at December 31, 1997, was paid off in January 1998 with proceeds from the January 1998 Convertible Preferred Stock Offering (discussed below). In December 1998, due in part to an overall slowing of acquisition activity, the Company reduced its Credit Facility from $250 million to $100 million. As part of the modification, certain covenants that relate to the Company's development activity were changed and the interest rate was modified to LIBOR plus 1.38% to 1.75%. This rate is an increase over the previous rate of LIBOR plus 1.10% to 1.30% which was a direct result of increased credit spreads in the market.

In January 1998, the Company closed a $150 million loan with a commercial bank (the "Interim Loan"). The Interim Loan had a term of three months with interest at LIBOR plus 1.75%. The purpose of the Interim Loan was to fund acquisitions. The Interim Loan was paid off in March 1998 with proceeds from the issuance of $150 million of unsecured Series A Senior Notes (discussed below).

In June 1998, the Company obtained a $150 million unsecured loan from a commercial bank (the "Bridge Loan") which had a variable interest rate of LIBOR plus 1.3%, and a maturity date of December 31, 1998. Approximately $147.7 million was drawn under the Bridge Loan to fund acquisitions and development activities. The Company paid off this loan on October 30, 1998 with proceeds from the $248.8 million financing discussed below.

In October 1998, the Company obtained $248.8 million of financing which has a term of ten years, bears interest at a fixed rate of 6.125% (effective interest rate of 6.50%) and is secured by 35 properties. The proceeds were used to retire the $150 million Bridge Loan which had a December 31, 1998 maturity date, to pay off four mortgage loans and to reduce the outstanding balance of the Credit Facility.

At December 31, 1998, the Company's total indebtedness included fixed-rate debt of $733,348,000 (including $390,461,000 subject to cross-collateralization) and floating-rate indebtedness of $188,749,000 (including $114,950,000 subject to cross-collateralization). Approximately 61% of the Company's total assets, comprising 114 properties, is encumbered by debt at December 31, 1998.

It is the Company's policy to manage its exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At December 31, 1998, approximately 20% of the Company's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates. The Company may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings that are reasonably assured of completion. It is not the Company's policy to engage in hedging activities for previously outstanding debt instruments or for speculative purposes. At December 31, 1998, the Company was not a party to any open interest rate protection agreements.

Equity and Debt Offerings
In January 1998, the Company completed a public offering of 11,500,000 shares of 7-3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering" or the "January 1998 Offering"). The 11,500,000 shares were sold at a per share price of $25.00 for net proceeds of approximately $276 million, which were used to repay the outstanding balance under the Company's Credit Facility, to fund certain subsequent property acquisitions and for general corporate purposes. The shares are convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances.

In March 1998, the Operating Partnership, as to which the Company is general partner, issued $150 million of unsecured 7.625% Series A Senior Notes (the "Notes") in an unregistered 144A offering. The Notes mature on March 15, 2005, unless previously redeemed. Interest on the Notes is payable semiannually on March 15 and September 15, commencing September 15, 1998. The Operating Partnership used the net proceeds of the offering to repay the outstanding balance under the Interim Loan. In May 1998, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") to exchange all outstanding Notes (the "Old Notes") for Notes which have been registered under the Securities Act of 1933 (the "New Notes"). The form and term of the New Notes are substantially identical to the Old Notes in all material respects, except that the New Notes are registered under the Securities Act, and therefore are not subject to certain transfer restrictions, registration rights and related special interest provisions applicable to the Old Notes.

In January 1997 and May 1997, the Company filed shelf registration statements with the SEC to register $250 million and $350 million, respectively, of equity securities of the Company. In November 1997, the Company filed a shelf registration statement with the SEC to register an additional $1 billion of equity securities of the Company (the "November 1997 Shelf Registration Statement"). The November 1997 Shelf Registration Statement was declared effective by the SEC on December 18, 1997. After the completion of the March 1997, July 1997, October 1997 and January 1998 Offerings, the Company had the capacity pursuant to the November 1997 Shelf Registration Statement to issue up to approximately $801.2 million in equity securities.

In January 1999, the Operating Partnership and the Company filed a shelf registration statement with the SEC (the "January 1999 Shelf Registration Statement") to register $300 million of debt securities of the Operating
Partnership and to carry forward the remaining $801.2 million in equity securities of the Company from the November 1997 Shelf Registration Statement. The January 1999 Shelf Registration Statement was declared effective by the SEC on January 25, 1999. Therefore, the Operating Partnership and the Company have the capacity pursuant to the January 1999 Shelf Registration Statement to issue up to $300 million in debt securities and $801.2 million in equity securities, respectively.

Development Alliances
The Company has formed 4 development alliances to which it has committed approximately $42 million for the development of approximately 1.4 million square feet of office, office/flex and distribution properties and 2,050 multi-family units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of December 31, 1998, the Company has advanced approximately $33 million. Under these development alliances, the Company has certain rights to purchase the properties upon completion of development and, thus, through these alliances, the Company could acquire an additional 1.4 million square feet of commercial properties and 2,050 multi-family units over the next five years. In addition, the Company has loaned approximately $35 million under another development alliance to continue the build-out of a 1,200 acre master-planned development in Denver, Colorado.

Inflation
Substantially all of the leases at the office/flex, industrial and retail Properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the multi-family properties generally provide for an initial term of one month or one year and allow for rent adjustments at the time of renewal. Leases at the office Properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. All of these provisions may permit the Company to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce the Company's exposure to the adverse effects of inflation.

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

The Limited Availability of and Competition for Real Estate Acquisitions May Restrict Our Ability to Grow
Our growth depends, in part, upon acquisitions. We cannot be sure that properties will be available for acquisition or, if available, that we will be able to purchase those properties on favorable terms. The unavailability of such acquisitions could limit our growth. Furthermore, we face competition from several other businesses, individuals, fiduciary accounts and plans and entities in the acquisition, operation and sale of properties. Some of our competitors are larger than we are and have greater financial resources than we do. This competition could cause the cost of properties we wish to purchase to rise. If we are unable to continue to grow through acquisitions, then our results of operations and financial condition could be negatively impacted.

Competition for Tenants Could Adversely Affect Our Operations
When space becomes available at our properties, the leases may not be renewed, the space may not be leased or re-leased, or the terms of the renewal or re-lease (including the cost of required renovations or concessions to tenants) may be less favorable to us than the prior lease. We have established annual property budgets that include estimates of costs for renovation and re-leasing expenses. We believe that these estimates are reasonable in light of each property's situation; however, no assurance can be given that these estimates will sufficiently cover these expenses. If we cannot lease all or substantially all of the space at our properties promptly, if the rental rates are significantly lower than expected, or if our reserves for these purposes prove inadequate, then our results of operations and financial condition could be negatively impacted.

Tenants' Defaults Could Adversely Affect Our Operations
Our ability to manage our assets is subject to federal bankruptcy laws and state laws that limit creditors' rights and remedies available to real property owners to collect delinquent rents. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply, which in some instances may restrict the amount and recoverability of our claims against the tenant. A tenant's default on its obligations to us could adversely affect our results of operations and financial condition.

Cash Flow May Be Insufficient for Debt Service Requirements
We intend to incur indebtedness in the future, including through borrowings under our Credit Facility, to finance property acquisitions. As a result, we expect to be subject to the following risks associated with debt financing including:

     that interest rates may increase;
     that our cash flow may be insufficient to meet required payments on our debt; and that we may be unable to refinance or repay the debt as it comes due.

Debt Restrictions May Affect Operations and Negatively Affect Our Ability to Repay Indebtedness at Maturity
Our current $100 million unsecured Credit Facility contains provisions that restrict the amount of distributions we can make. These provisions provide that distributions may not exceed the lesser of (i) 90% of funds from operations or
(ii) the minimum amount that the Company must distribute to its stockholders in order to avoid federal tax liability and remain qualified as a REIT. If we cannot obtain acceptable financing to repay indebtedness at maturity, we may have to sell properties to repay indebtedness or properties may be foreclosed upon, which could adversely affect our results of operations, financial condition and ability to service debt. Also, as of December 31, 1998, approximately $505.4 million of our total indebtedness included secured mortgages with cross-collateralization provisions. In the event of a default, the holders of this indebtedness may seek to foreclose upon properties which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by these properties. Foreclosure of properties would cause a loss to us of income and asset value.

Fluctuations in Interest Rates May Adversely Affect Our Operations
As of December 31, 1998, we had approximately $188.7 million of variable interest rate indebtedness. Accordingly, an increase in interest rates will adversely affect our net income and results of operations.

Management of Newly Acquired Properties Could Be Difficult
Since the Consolidation on December 31, 1995, and through December 31, 1998, we acquired approximately $1.8 billion in properties. To manage these new properties effectively, we have sought to successfully apply our experience managing our existing portfolio to expanded markets and to an increased number of properties. The assimilation of these properties is a continuing process whose success cannot be assured indefinitely. Should we encounter future difficulties in managing these newly acquired properties, this could adversely affect our results of operations and financial condition.

Acquisitions Could Adversely Affect Operations
Consistent with our growth strategy, we are continually pursuing and evaluating potential acquisition opportunities. From time to time we are actively considering the possible acquisition of specific properties, which may include properties managed by GC or owned by affiliated parties. It is possible that one or more of such possible future acquisitions, if completed, could adversely affect our results of operations and financial condition.

Assumption of General Partner Liabilities May Adversely Affect Operations
We and our predecessors have acquired a number of properties by acquiring interests in partnerships that own the properties or by first acquiring general partnership interests and acquiring properties from the partnership at a later date. We may pursue acquisitions in this manner in the future. When we use this acquisition technique, a subsidiary of the Company may become a general partner. As a general partner, such subsidiary would become generally liable for the debts and obligations of the partnership, including debts and obligations that may be contingent or unknown at the time of the acquisition. In addition, the Company's subsidiary assumes obligations under the partnership agreements, which may include obligations to make future contributions for the benefit of other partners. We undertake detailed due diligence reviews to ascertain the nature and extent of obligations that the subsidiary will assume when it becomes a general partner, but we cannot be sure the obligations assumed may exceed our estimates. Also, we cannot be sure that the assumed liabilities will not have an adverse effect on our results of operations or financial condition and ability to service debt. In addition, GC or another subsidiary may enter into management agreements pursuant to which it assumes certain obligations as a manager of properties. These obligations may have an adverse effect on such subsidiary's results of operations or financial condition, which could adversely affect our results of operations and financial conditions.

Potential Adverse Consequences of Transactions Involving Conflicts of Interest We have acquired, and from time to time may acquire, properties from partnerships that Robert Batinovich, our Chairman and Chief Executive Officer, and Andrew Batinovich, our President and Chief Operating Officer, control, and in which they and members of their families have substantial interests. These transactions involve or will involve conflicts of interest. These transactions also may provide substantial economic benefits to those individuals such as:

     payments or issuances of partnership units in the Operating Partnership, relief or deferral of tax liabilities, relief of primary or secondary liability for debt, and reduction in exposure to other property-related liabilities.

Our policy provides that interested directors may not vote with regard to transactions in which they have a substantial interest. These transactions may only be completed if they are approved by a majority of the disinterested directors, with the interested directors abstaining. Despite this policy and the presence of appraisals or fairness opinions or review by parties who have no interest in the transactions, the transactions will not be the product of arm's-length negotiation. These transactions may not be as favorable to us as transactions that we negotiate with unrelated parties and they could result in undue benefit to Robert and Andrew Batinovich and members of their families. None of these parties has guaranteed that any properties acquired from entities they control or in which they have a significant interest will be as profitable as other investments made by us or will not result in losses.

Dependence on Executive Officers
We depend on the efforts of Robert Batinovich, our Chief Executive Officer and Andrew Batinovich, our President and Chief Operating Officer, and of our other executive officers. The loss of the services of any of them could have an adverse effect on our results of operations and financia condition. Both Robert and Andrew Batinovich have entered into employment agreements with the Company.

Potential Liability Due to Environmental Matters
Under federal, state and local laws relating to protection of the environment ("Environmental Laws"), a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of petroleum products or other hazardous or toxic substances on the property. These owners may be required to investigate and clean-up the contamination on the property as well as the contamination which has migrated from the property.
Environmental Laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of, or was responsible for, the presence of the contamination. This liability may be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. In addition, the owner or operator of a property may be subject to claims by third parties based on personal injury, property damage and/or other costs, including investigation and clean-up costs, resulting from environmental contamination. Environmental Laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated. These restrictions may require expenditures. Under the Environmental Laws, any person who arranges for the transportation, disposal or treatment of hazardous or toxic substances may also be liable for the costs of investigation or clean-up of those substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by that person.

Tenants of our properties generally are required by their leases to operate in compliance with all applicable Environmental Laws, and to indemnify us against any environmental liability arising from their activities on the properties. However, we could be subject to environmental liability relating to our management of the properties or strict liability by virtue of our ownership interest in the properties. Also tenants may not satisfy their indemnification obligations under the leases. We are also subject to the risk that:

     any environmental assessments of our properties, properties being considered for acquisition, or the properties owned by the partnerships managed by GC may not have revealed all potential environmental liabilities, any prior owner or prior or current operator of such properties may have created an environmental condition not known to us, or an environmental condition may otherwise exist as to any one or more of such properties.

Any one of these conditions could have an adverse effect on our results of operations and financial condition or ability to service debt, either directly (with respect to our properties), or indirectly (with respect to properties owned by partnerships managed by GC). Any condition adversely affecting the financial condition of GC could adversely affect us by diminishing the value of our interest in GC. Moreover, future environmental laws, ordinances or regulations may have an adverse effect on our results of operations, financial condition and ability to service debt. Also, the current environmental condition of those properties may be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us.

Environmental Assessments and Potential Liability Due to Asbestos-Containing Materials
Environmental Laws also govern the presence, maintenance and removal of asbestos-containing building materials. These laws require that asbestos-containing building materials be properly managed and maintained and that those who may come into contact with asbestos-containing building materials be adequately informed and trained. They also require that special precautions,
including   removal   or  other   abatement,   be   undertaken   in  the   event
asbestos-containing building materials is disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. They also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

All of the properties that we presently own have been subject to Phase I environmental assessments by independent environmental consultants. Some of the Phase I environmental assessments recommended further investigations in the form of Phase II environmental assessments, including soil and groundwater sampling. We have completed all of these investigations or are in the process of completing them. Certain of our properties have been found to contain asbestos-containing building materials. We believe that these materials have been adequately contained and we have implemented an asbestos-containing building materials operations and maintenance program for the properties found to contain asbestos-containing building materials.

Some, but not all, of the properties owned by partnerships managed by GC have been subject to Phase I environmental assessments by independent environmental consultants. GC determines on a case-by-case basis whether to obtain Phase I environmental assessments on these properties and whether to undertake further investigation or remediation. Certain of these properties contain asbestos-containing building materials. In each case GC believes that these materials have been adequately contained and has implemented an asbestos-containing building materials operations and maintenance program has been implemented for the properties found to contain asbestos-containing building materials.

Potential Environmental Liability Resulting From Underground Storage Tanks
Some of our properties, as well as properties that we have previously owned, are leased or have been leased to owners or operators of businesses that use, store or otherwise handle petroleum products or other hazardous or toxic substances. These businesses include dry cleaners that operate on-site dry cleaning plants and auto care centers. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. These operations create a potential for the release of those substances. Some of our properties are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Several of our properties have been contaminated with these substances from on-site operations or operations on adjacent or nearby properties. In addition, certain of our properties are on, or are adjacent to or near other properties upon which others, including former owners or tenants of the properties, have engaged or may engage in activities that may release petroleum products or other hazardous or toxic substances.

Environmental Liabilities May Adversely Affect Operating Costs and Ability to Borrow
The obligation to pay for the cost of complying with existing Environmental Laws as well as the cost of complying with future legislation may affect our operating costs. In addition, the presence of petroleum products or other hazardous or toxic substances at any of our properties, or the failure to remediate those properties properly, may adversely affect our ability to borrow by using those properties as collateral. The cost of defending against claims of liability and the cost of complying with Environmental Laws, including investigation or clean-up of contaminated property, could materially adversely affect our results of operations and financial condition.

General Risks of Ownership of Real Estate
We are subject to risks generally incidental to the ownership of real estate. These risks include:

     changes in general economic or local conditions;
     changes in supply of or demand for similar or competing properties in an area;
     the impact of environmental protection laws;
     changes in interest rates and availability of financing which may render the sale or financing of a property difficult or unattractive;
     changes in tax, real estate and zoning laws; and the creation of mechanics' liens or similar encumbrances placed on the property by a lessee or other parties without our knowledge and consent.

Should any of these events occur, our results of operations and financial condition could be adversely affected.

General Risks Associated With Management, Leasing and Brokerage Contracts
We are subject to the risks generally associated with the property management, leasing and brokerage businesses. These risks include the risk that:

     management contracts or service agreements may be terminated;
     contracts will not be renewed upon expiration or will not be renewed on terms consistent with current terms; and leasing and brokerage activity generally may decline.

In addition, our acquisition of properties from partnerships managed by GC or another subsidiary could result in a decrease in revenues to such subsidiary and a corresponding decrease in dividends received by us from such subsidiary. Each of these developments could have an adverse effect on our results of operations and financial condition.

To maintain our status as a REIT while realizing income from GC's third-party management business, the capital stock of GC is divided into two classes. All of the voting common stock of GC, representing 5% of GC's total equity, is held by individual stockholders. Nonvoting preferred stock representing the remaining equity of GC is held entirely by the Operating Partnership. Although the Operating Partnership holds a majority of the equity interest in GC, it is not able to elect GC's directors and, consequently, we have no ability to influence GC's day-to-day decisions.

Uninsured Losses May Adversely Affect Operations
We, or in certain instances, tenants of the properties, carry comprehensive liability, fire and extended coverage with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

Illiquidity of Real Estate May Limit Our Ability to Vary Our Portfolio
Real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986, as amended (the "Code"), and individual agreements with sellers of properties place limits on our ability to sell properties. Eighty- five of our properties were acquired on terms and conditions under which they can be disposed of only in a like-kind exchange or other non-taxable transaction. The agreed upon time periods for these restrictions on dispositions vary from transaction to transaction.

Potential Liability Under the Americans With Disabilities Act
As of January 26, 1992, all of our properties were required to be in compliance with the Americans With Disabilities Act. The Americans With Disabilities Act generally requires that places of public accommodation be made accessible to people with disabilities to the extent readily achievable. Compliance with the Americans With Disabilities Act requirements could require removal of access barriers. Non-compliance could result in imposition of fines by the federal government, an award of damages to private litigants and/or a court order to remove access barriers. Because of the limited history of the Americans With Disabilities Act, the impact of its application to our properties, including the extent and timing of required renovations, is uncertain. Pursuant to lease agreements with tenants in certain of the "single-tenant" properties, the tenants are obligated to comply with the Americans With Disabilities Act provisions. If our costs are greater than anticipated or tenants are unable to meet their obligations, our results of operations and financial condition could be adversely affected.

Development Alliances May Adversely Affect Operations
We may, from time to time, enter into alliances with selected developers for the purpose of developing new projects in which these developers have, in the opinion of management, significant expertise or experience. These projects generally require various governmental and other approvals, the receipt of which cannot be assured. These development activities also may entail certain risks, including the risk that:

     management may expend funds on and devote time to projects which may not come to fruition;
     construction costs of a project may exceed original estimates, possibly making the project uneconomical;
     occupancy rates and rents at a completed project may be less than anticipated; and expenses at a completed development may be higher than anticipated.

In addition, the partners in development alliances may have significant control over the operation of the alliance project. Therefore, these investments may, under certain circumstances, involve risks such as the possibility that the partner might:

     become bankrupt;
     have economic or business interests or goals that are inconsistent with our business interest or goals; or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Consequently, actions by a partner in a development alliance might subject property owned by the alliance to additional risk. Although we will seek to maintain sufficient control of any alliance to permit our objectives to be achieved, we may be unable to take action without the approval of our development alliance partners. Conversely, our development alliance partners could take actions binding on the alliance without our consent. In addition, should a partner in a development alliance become bankrupt we could become liable for the partner's share of the project's liabilities. These risks may result in a development project adversely affecting our results of operations and financial condition.

Material Tax Risks
Since 1996, we have operated as a REIT under the Code. However, we may not be able to maintain our status as a REIT. To qualify as a REIT we must satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions. Only limited judicial or administrative interpretation exists for these provisions and involves the determination of various factual matters and circumstances not entirely within our control. We receive nonqualifying management fee income and own nonqualifying preferred stock in certain subsidiaries. As a result, we may approach the income and asset test limits imposed by the Code. There is a risk that we may not satisfy these tests. In order to avoid exceeding the asset test limit, for example, we may have to reduce our interest in our subsidiaries. We are relying on the opinion of our tax counsel regarding our ability to qualify as a REIT. This legal opinion, however, is not binding on the Internal Revenue Service ("IRS").

Consequences of Failure to Qualify as a REIT
If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to federal income tax on its taxable income at corporate rates. In addition, the Company also may be disqualified from treatment as a REIT for the four taxable years following the year in which the Company failed to qualify. This would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, the Company would no longer be required to make distributions to stockholders.

Even if the Company continues to qualify as a REIT, it will be subject to certain federal, state and local taxes on our income and property.

Possible Changes in Tax Laws; Effect on the Market Value of Real Estate Investments
Income tax treatment of REITs may be modified by legislative, judicial or administrative action at any time. These changes may be applied to past as well as future operations. Legislation, regulations, administrative interpretations or court decisions may significantly change the tax laws with respect to (1) the qualification as a REIT or (2) the federal income tax consequences of this qualification. In addition, the changes might also indirectly affect the market value of all real estate investments, and consequently our ability to realize our investment objectives.

Additional Capital Requirements; Possible Adverse Effects on Holders of Equity Our ability to continue our growth pattern established in 1996-1998, which was funded largely through the raising of equity capital, depends in large part upon our ability to raise additional capital in the future on satisfactory terms. If we raise additional capital through the issuance of additional equity securities, or securities convertible into or exercisable for equity securities, the interests of holders of the Company's shares of Common Stock could be diluted. Likewise, our Board of Directors is authorized to issue Preferred Stock and to determine the rights of the Preferred Stock. Accordingly, the Board of Directors may authorize the issuance of Preferred Stock with rights which may dilute or otherwise adversely affect the interests of holders of the Company's shares of Common Stock. If we raise additional capital through debt financing, we will be subject to the risks described below, among others.

Our Indebtedness Restrictions May Adversely Affect Our Ability to Incur Indebtedness
Our organizational documents limit our ability to incur additional debt if the total debt, including the additional debt, would exceed 50% of the "Borrowing Base." This debt limitation in our Charter can only be amended by an affirmative vote of the majority of all outstanding stock entitled to vote on such amendment. The term "Borrowing Base" is defined as the greater of Fair Market Value or Total Market Capitalization. Fair Market Value is based upon the value of our assets as determined by an independent appraiser. Total Market Capitalization is the sum of the market value of our outstanding capital stock, including shares issuable on exercise of redemption options by holders of units of the limited partnership, plus debt. An exception is made for refinancings and borrowings required to make distributions to maintain our status as a REIT. In light of these debt restrictions, it should be noted that a change in the value of our common stock could affect the Borrowing Base, and therefore our ability to incur additional indebtedness, even though such change in the common stock's value is unrelated to our liquidity.

Limitation on Ownership of Common Stock And Stockholder's Rights Plan May Preclude Acquisition of Control
Provisions of our Charter are designed to assist us in maintaining our qualification as a REIT under the Code by preventing concentrated ownership of the Company which might jeopardize REIT qualification. Among other things, these provisions provide that:

     any transfer or acquisition of our common or preferred stock that would result in our disqualification as a REIT under the Code will be void; and if any person attempts to acquire shares of our common or preferred stock that after the acquisition would cause the person to own an amount of common stock and preferred stock in excess of a predetermined limit, such acquisitions would be void.

Ownership is determined by operation of certain attribution rules set out in the Code. Pursuant to Board action, the limit currently is 9.9% of the value of the outstanding shares of common stock and preferred stock (the "Ownership Limitation"). The common stock or preferred stock the transfer of which would cause any person to violate the Ownership Limitation, is referred to as the "Excess Shares." A transfer that would violate the Ownership Limitation will be void and the common stock or preferred stock subject to the transfer will automatically be transferred to an unaffiliated trustee for the benefit of a charitable organization designated by the Board of Directors until sold by the trustee to a third party or purchased by us. This limitation on the ownership of common stock and preferred stock may preclude the acquisition of control of the Company by a third party without the consent of the Board of Directors. If the Board of Directors waives the Ownership Limitation for any person, the Ownership Limitation will be proportionally and automatically reduced with regard to all other persons such that no five persons may own more than 50% of the value of the common stock and preferred stock. Certain other provisions contained in our Charter and Bylaws may also have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control in the Company even if a change in control would be in the best interests of the stockholders.

In addition, in July 1998, the Board of Directors adopted a stockholder rights plan. Under the plan, we declared a dividend of rights on our common stock. The rights issued under the plan will be triggered, with certain exceptions, if and when any person or group acquires, or commences a tender offer to acquire, 15% or more of our shares. The rights plan is intended to prevent abusive hostile takeover attempts by requiring a potential acquirer to negotiate the terms of an acquisition with the Board of Directors. However, it could have the effect of deterring or preventing an acquisition of the Company, even if a majority of our stockholders would be in favor of such acquisition, and could also have the effect of making it more difficult for a person or group to gain control of the Company or to change existing management.

Losses Relating to Consolidation
We were created through the merger of eight partnerships and a corporation (the "Consolidation"). Prior to the Consolidation, two lawsuits were filed in 1995 contesting the fairness of the Consolidation, one in California State court and one in federal court. We have been named as a defendant in each of the suits. The complaints in both actions alleged, among other things, breaches by the defendants of fiduciary duties and inadequate disclosures. The California State court action was settled and, upon appeal, the settlement was affirmed by the State Court of Appeals on February 17, 1998. The objectors petitioned the California Supreme Court for review, which was denied on May 21, 1998. On August 18, 1998, the objectors filed with the United States Supreme Court a petition for writ of certiorari. On September 18, 1998, the defendants filed a brief in opposition to the objectors' petition for writ of certiorari, and on September 25, 1998, the objectors filed a reply in support of their petition. The United States Supreme Court has not yet ruled on the petition for writ of certiorari. Pursuant to the terms of the settlement in the California State court action, pending appeal, we have paid one-third of the $855,000 settlement amount and the remaining two-thirds are being held in escrow. In the federal court action, the court in December of 1995 deferred all further proceedings pending a ruling in the California State court action. The federal court action has been voluntarily stayed pending final outcome of the California State court action. We believe that it is very unlikely that this litigation would result in a liability that would exceed our accrued liability by a material amount. However, given the inherent uncertainties of litigation, we cannot be sure that the ultimate outcomes of these actions will be favorable to us.

From time to time we are involved in other litigation arising out of our business activities. Certain other claims and lawsuits have arisen against us in our normal course of business. It is possible that this litigation and the other litigation previously described could result in significant losses in excess of amounts reserved, which could have an adverse effect on our results of operations and financial condition.

Uncertainty Due to the Board of Directors' Ability to Change Investment Policies The Board of Directors may change our investment policies without a vote of the stockholders. If our investment policies change, the risks and potential rewards of an investment in the shares may also change. In addition, the methods of implementing our investment policies may vary as new investment techniques are developed.

Effect of Market Interest Rates on Price of Common Stock
The annual yield on the price paid for shares of our common stock from distributions by the Company may influence the market price of the shares of our common stock in public markets. An increase in market interest rates may lead prospective purchasers of our common stock to seek a higher annual yield from their investments. This may adversely affect the market price of our common stock.

Shares Available for Future Sale
We cannot predict the effect, if any, that future sales of shares of our common stock or future conversions or exercises of securities for future sales will have on the market price of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect the prevailing market price for our common stock.

Impact of Year 2000 Compliance Costs on Operations
State of Readiness. We use a number of computer software programs and operating systems across our entire organization. These programs and systems primarily comprise (i) information technology systems ("IT Systems") (i.e., software programs and computer operating systems) that serve our management operations, and (ii) embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery systems (e.g., HVAC, fire safety and security) at our properties ("Property Systems"). To the extent that our software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of these applications will be necessary.

     IT Systems. Employing a team made up of internal personnel and third-party consultants, we have completed our identification of IT Systems, including hardware components, that are not yet Year 2000 compliant. To the best of our knowledge based on available information and a reasonable level of inquiry and investigation, we have completed such upgrading of such systems that we believe are called for under the circumstances, and in accordance with prevailing industry practice. We have commenced a testing program which we anticipate will be completed during 1999. In addition, we are currently communicating with third parties with whom we do significant business, such as financial institutions, tenants and vendors, to determine their readiness for Year 2000 compliance.

     Property Systems. Employing a team made up of internal personnel and third-party consultants, we have also completed our identification of Property Systems, including hardware components, that are not yet Year 2000 compliant. We have commenced such upgrading of such systems that we believe are called for under the circumstances, based on available information and a reasonable level of inquiry and investigation, and in accordance with prevailing industry practice. Upon completion of such upgrading, we will initiate a testing program which we anticipate will be completed during 1999. To the best of our knowledge, there are no Property Systems, the failure of which would have a material effect on our operations.

Costs of Addressing Our Year 2000 Issues. Given the information known at this time about our systems that are non-compliant, coupled with our ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, we do not expect Year 2000 compliance costs to have any material adverse impact on our liquidity or ongoing results of operations. The costs of such assessment and remediation will be paid as an operating expense.

Risks of Our Year 2000 Issues. In light of our assessment and upgrading efforts to date, and assuming completion of the planned, normal course-of- business upgrades and subsequent testing, we believe that any residual Year 2000 risk will be limited to non-critical business applications and support hardware, and to short-term interruptions affecting Property Systems which, if they occur at all, will not be material to our overall operations. We believe that all of our systems will be Year 2000 compliant and that compliance will not materially adversely affect our future liquidity or results of operations or ability to service debt, but we cannot give absolute assurance that this is the case.

Our Contingency Plans. We are currently developing our contingency plans for all operations to address the most reasonably likely worst case scenarios regarding Year 2000 compliance. Such plans, however, will recognize material limitations on our ability to plan for major regional or industrial failures such as regional power outages or regional or industrial communications breakdowns. We expect such contingency plans to be completed during 1999.

Item 7A. Qualitative and Quantitative Information About Market Risk

Interest Rates
The Company's primary market risk exposure is to changes in interest rates obtainable on its mortgage loans receivable and its secured and unsecured borrowings. The Company does not believe that changes in market interest rates will have a material impact on the performance or fair value of its portfolio of mortgage loans receivable.

It is the Company's policy to manage its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. Approximately 20% and 38% of the Company's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates at December 31, 1998 and 1997, respectively. In addition, the average interest rate on the Company's debt decreased from 7.49% at December 31, 1997 to 7.08% at December 31, 1998. The Company reviews interest rate exposure in the portfolio quarterly in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments. It is not the Company's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

The Company may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where management believes the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, the Company is entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, the Company makes payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At December 31, 1998, the Company was not a party to any forward interest rate or similar agreements.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.


                                                  Expected Maturity Date
                         -------------------------------------------------------------------------
                                                                                                                Fair
                            1999        2000        2001         2002        2003     Thereafter      Total     Value
                                                      (in thousands)

Secured Fixed            $   11,775  $   63,174  $  15,857    $   14,748  $  38,365   $   439,429  $  583,348   $583,348
Average interest rate         7.33%      6.89%       7.92%         7.47%      7.64%         6.86%       6.97%

Secured Variable         $  115,074  $    9,484  $      24    $       26  $      28   $       594  $  125,230   $125,230
Average interest rate         6.75%      7.45%       7.26%         7.26%      7.26%         7.26%       6.81%

Unsecured Fixed          $        -  $       -   $       -    $        -  $       -   $   150,000  $  150,000   $150,000
Average interest rate             -          -           -             -          -         7.63%       7.63%

Unsecured Variable       $        -  $   63,519  $       -    $        -  $       -   $         -  $   63,519   $ 63,519
Average interest rate             -      7.40%           -             -          -             -       7.40%

The Company believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Company could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at December 31, 1998.

Item 8.  Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 7, 1999.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 7, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 7, 1999.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 7, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
                                                                       Page No.
(a)  (1) Financial Statements

         Report of Independent Public Accountants                          39

         Consolidated Balance Sheets at December 31, 1998 and 1997         40

         Consolidated Statements of Operations for the years ended
         December 31, 1998, 1997 and 1996                                  41

         Consolidated Statements of Stockholders' Equity for the
         years ended December 31, 1998, 1997 and 1996                      42

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                                  43

         Notes to Consolidated Financial Statements                        45

     (2) Financial Statement Schedules

         Schedule III - Real Estate and Accumulated Depreciation           63

         Schedule IV - Mortgage Loans Receivable, Secured by Real Estate   73

     (3) Exhibits to Financial Statements

         The Exhibit Index attached hereto is hereby incorporated by
         reference to this Item.                                           77

(b)  Reports on Form 8-K (incorporated herein by reference)

          On October 27, 1998, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended September 30, 1998.

          On January 27, 1999, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended December 31, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
GLENBOROUGH REALTY TRUST INCORPORATED:


We have audited the accompanying consolidated balance sheets of GLENBOROUGH REALTY TRUST INCORPORATED, as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GLENBOROUGH REALTY TRUST INCORPORATED, as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedules listed in the index to financial statements and schedules are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP



San Francisco, California
March 15, 1999

         See accompanying notes to consolidated financial statements


                                                GLENBOROUGH REALTY TRUST INCORPORATED

                                                    CONSOLIDATED BALANCE SHEETS
                                                  As of December 31, 1998 and 1997
                                                (in thousands, except share amounts)


                                                                                   1998                  1997
                                                                               --------------        --------------

ASSETS
     Rental property, net of accumulated depreciation of
       $72,951 and $40,349 in 1998 and 1997, respectively                      $   1,720,579         $     799,501
     Real estate held for sale, net of accumulated depreciation
       of $9,918 and $864 in 1998 and 1997, respectively                              21,860                25,717
     Investments in Development                                                       35,131                 7,251
     Investments in Associated Companies                                               8,807                10,948
     Mortgage loans receivable                                                        42,420                 3,692
     Cash and cash equivalents                                                         4,357                 5,070
     Other assets                                                                     45,862                13,595
                                                                               --------------        --------------

         TOTAL ASSETS                                                          $   1,879,016         $     865,774
                                                                               ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgage loans                                                            $     708,578         $     148,139
     Unsecured Series A Senior Notes                                                 150,000                     -
     Unsecured bank line                                                              63,519                80,160
     Other liabilities                                                                28,921                11,091
                                                                               --------------        --------------
       Total liabilities                                                             951,018               239,390
                                                                               --------------        --------------

Commitments and contingencies                                                              -                     -

Minority interest                                                                     99,465                46,261

Stockholders' Equity:
     Common stock, 31,758,915 and 31,547,256 shares issued
       and outstanding at December 31, 1998 and 1997, respectively
                                                                                          32                    31
     Preferred stock, 11,500,000 shares issued and outstanding
       at December 31, 1998                                                               11                     -
     Additional paid-in capital                                                      865,692               593,702
     Deferred compensation                                                              (181)                 (210)
     Retained earnings (deficit)                                                     (37,021)              (13,400)
                                                                               --------------        --------------
       Total stockholders' equity                                                    828,533               580,123
                                                                               --------------        --------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                           $   1,879,016         $     865,774
                                                                               ==============        ==============
                            See accompanying notes to consolidated financial statements


                                        GLENBOROUGH REALTY TRUST INCORPORATED
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                 For the years ended December 31, 1998, 1997 and 1996
                                       (in thousands, except per share amounts)

                                                                     1998               1997              1996
                                                                ----------------   ----------------  ----------------

 REVENUE
       Rental revenue                                           $     227,956      $      61,393     $     17,943
       Fees and reimbursements from affiliates                          2,802                719              311
       Interest and other income                                        4,607              1,802            1,080
       Equity in earnings of Associated Companies                       1,314              2,743            1,598
       Net gain on sales of real estate assets                          4,796                839              321
       Gain on collection of mortgage loan receivable                       -                652                -
                                                                ----------------   ----------------  ----------------
         Total revenue                                                241,475             68,148           21,253
                                                                ----------------   ----------------  ----------------

  EXPENSES
       Property operating expenses                                     74,079             18,958            5,266
       General and administrative                                      11,038              3,319            1,393
       Depreciation and amortization                                   50,194             14,873            4,575
       Interest expense                                                53,289              9,668            3,913
       Loss on interest rate protection agreement                       4,323                  -                -
       Consolidation costs                                                  -                  -            6,082
       Litigation costs                                                     -                  -            1,155
                                                                ----------------   ----------------  ----------------
         Total expenses                                               192,923             46,818           22,384
                                                                ----------------   ----------------  ----------------

  Income (loss) from operations before minority interest and
       extraordinary item                                              48,552             21,330           (1,131)
  Minority interest                                                    (2,550)            (1,119)            (292)
                                                                ----------------   ----------------  ----------------
  Net income (loss) before extraordinary item                          46,002             20,211           (1,423)
  Extraordinary item:
  Loss on early extinguishment of debt                                 (1,400)              (843)            (186)
                                                                ----------------   ----------------  ----------------
  Net income (loss)                                                    44,602             19,368           (1,609)
  Preferred dividends                                                 (20,620)                 -                -
                                                                ================   ================  ================
  Net income (loss) available to Common Stockholders            $      23,982      $      19,368     $     (1,609)
                                                                ================   ================  ================

  Basic Per Share Data:
  Net income (loss) available to Common Stockholders before
       extraordinary item                                       $       0.80       $       1.12      $     (0.21)
  Extraordinary item                                                   (0.04)             (0.04)           (0.03)
                                                                ----------------   ----------------  ----------------
  Net income (loss) available to Common Stockholders            $       0.76       $       1.08      $     (0.24)
                                                                ================   ================  ================
  Basic weighted average shares outstanding                        31,661,810         17,982,817        6,632,707
                                                                ================   ================  ================

  Diluted Per Share Data:
  Net income (loss) available to Common Stockholders before
       extraordinary item                                       $       0.79       $       1.09      $     (0.21)
  Extraordinary item                                                   (0.04)             (0.04)           (0.03)
                                                                ----------------   ----------------  ----------------
  Net income (loss) available to Common Stockholders            $       0.75       $       1.05      $     (0.24)
                                                                ================   ================  ================
  Diluted weighted average shares outstanding                     35,576,210          19,517,543        6,751,259
                                                                ================   ================  ================

       See accompanying notes to consolidated financial statements




                                               GLENBOROUGH REALTY TRUST INCORPORATED
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        For the years ended December 31, 1998, 1997 and 1996
                                                           (in thousands)

                                           Common Stock        Preferred Stock
                                       --------------------- ---------------------
                                                                               Additional     Deferred      Retained
                                                   Par                 Par     Paid-in        Compen-       Earnings
                                       Shares     Value      Shares    Value   Capital        sation        (Deficit)    Total
                                       --------------------- ------------------------------------------------ ----------------------

Balance at December 31, 1995              5,754     $  6          -    $   -    $   56,585    $       -     $    (963)   $   55,628
Issuance of common stock to directors
    and officers                             35        -          -        -           525         (399)            -           126
Issuance of common stock, net of
    offering costs of $4,046              3,873        4          -        -        49,805            -             -        49,809
Distributions                                 -        -          -        -             -            -        (6,354)       (6,354)
Net loss                                      -        -          -        -             -            -        (1,609)       (1,609)
                                       --------------------- ------------------------------------------------ ----------------------
Balance at December 31, 1996              9,662       10          -        -       106,915         (399)       (8,926)       97,600
                                       --------------------- ------------------------------------------------ ----------------------
Amortization of deferred compensation
                                              -        -          -        -             -          189             -           189
Issuance of common stock, net of
    offering costs of $28,785            21,780       21          -        -       482,491            -             -       482,512
Issuance of common stock related to
    acquisitions                            105        -          -        -         2,655            -             -         2,655
Adjustment to fair value of minority
    interest                                  -        -          -        -         1,641            -             -         1,641
Distributions                                 -        -          -        -             -            -       (23,842)      (23,842)
Net income                                    -        -          -        -             -            -        19,368        19,368
                                       --------------------- ------------------------------------------------ ----------------------
Balance at December 31, 1997             31,547        31         -        -       593,702         (210)      (13,400)      580,123
                                       --------------------- ------------------------------------------------ ----------------------
Issuance of preferred stock, net of
    offering costs of $12,813                 -         -    11,500       11       274,676            -             -       274,687
Issuance of common stock related to
    acquisitions                            136         1         -        -         3,389            -             -         3,390
Exercise of stock options                    22         -         -        -           344            -             -           344
Conversion of Operating Partnership
    units into common stock
                                             52         -         -        -             -            -             -             -
Amortization of deferred compensation
                                              -         -         -        -             -           91             -            91
Issuance of common stock to director
                                              2         -         -        -            62          (62)            -             -
Unrealized loss on marketable
    securities                                -         -         -        -             -            -           (34)          (34)
Adjustment to fair value of minority
    interest                                  -         -         -        -        (6,481)           -             -        (6,481)
Distributions                                 -         -         -        -             -            -       (68,189)      (68,189)
Net income                                    -         -         -        -             -            -        44,602        44,602
                                       --------------------- ------------------------------------------------ ----------------------
Balance at December 31, 1998             31,759     $  32    11,500     $ 11    $  865,692    $    (181)   $  (37,021)  $   828,533
                                       ===================== ================================================ ======================

       See accompanying notes to consolidated financial statements




                                        GLENBOROUGH REALTY TRUST INCORPORATED
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the years ended December 31, 1998, 1997 and 1996
                                                    (in thousands)

                                                                       1998               1997               1996
                                                                  ---------------    ---------------     --------------

Cash flows from operating activities:
     Net income (loss)                                            $      44,602      $      19,368       $     (1,609)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Depreciation and amortization                                   50,194             14,873              4,575
         Amortization of loan fees, included in
           interest expense                                               1,563                221                193
         Minority interest in income from operations                      2,550              1,119                292
         Equity in earnings of Associated
           Companies                                                     (1,314)            (2,743)            (1,598)
         Net gain on sales of real estate assets                         (4,796)              (839)              (321)
         Gain on collection of mortgage loan receivable
                                                                              -               (652)                 -
         Loss on early extinguishment of debt                             1,400                843                186
         Amortization of deferred compensation                               91                189                  -
         Consolidation costs                                                  -                  -              6,082
         Litigation costs                                                     -                  -              1,155
         Changes in certain assets and liabilities, net                 (6,808)             (8,020)            (4,253)
                                                                  ---------------    ---------------     --------------
           Net cash provided by operating activities                     87,482             24,359              4,702
                                                                  ---------------    ---------------     --------------

Cash flows from investing activities:
     Net proceeds from sales of real estate assets                       73,339             12,950              2,882
     Additions to real estate assets                                   (626,161)          (586,965)           (62,286)
     Investments in Development                                         (25,745)                 -                  -
     Additions to mortgage loans receivable                             (39,613)            (1,855)            (2,694)
     Principal receipts on mortgage loans receivable                        885              8,068                254
     Investments in Associated Companies                                      -             (3,700)            (1,890)
     Distributions from Associated Companies                              3,455              2,260              1,901
                                                                  ---------------    ---------------     --------------
           Net cash used for investing activities                      (613,840)          (569,242)           (61,833)
                                                                  ---------------    ---------------     --------------

Cash flows from financing activities:
     Proceeds from borrowings                                           696,618            467,689             52,599
     Repayment of borrowings                                           (511,696)          (375,909)           (35,593)
     Payments into lender impound accounts, net                         (11,061)              (281)              (564)
     Proceeds from issuance of Series A Senior Notes
                                                                        150,000                  -                  -
     Payment of investor notes                                                -                  -             (2,483)
     Distributions to minority interest holders                          (5,058)            (1,571)              (526)
     Distributions                                                      (68,189)           (23,842)            (6,354)
     Exercise of stock options                                              344                  -                  -
     Proceeds from issuance of stock, net of offering costs
                                                                        274,687            482,512             46,820
                                                                  ---------------    ---------------     --------------
         Net cash provided by financing activities                      525,645            548,598             53,899
                                                                  ---------------    ---------------     --------------

                                                     continued

       See accompanying notes to consolidated financial statements




                                        GLENBOROUGH REALTY TRUST INCORPORATED
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                 For the years ended December 31, 1998, 1997 and 1996
                                                    (in thousands)

                                                                       1998               1997               1996
                                                                  ---------------    ---------------     --------------

Net increase (decrease) in cash and cash equivalents              $        (713)     $       3,715       $      (3,232)

Cash and cash equivalents at beginning of year                            5,070              1,355               4,587
                                                                  ---------------    ---------------     --------------

Cash and cash equivalents at end of year                          $       4,357      $       5,070       $       1,355
                                                                  ===============    ===============     ==============

Supplemental disclosure of cash flow information:

     Cash paid for interest (net of capitalized interest of
         $1,108 in 1998)                                          $      46,608      $       9,373       $       3,270
                                                                  ===============    ===============     ==============

Supplemental disclosure of Non-Cash Investing and Financing
     Activities:

     Acquisition of real estate through assumption of first
         trust deed notes payable                                 $     358,876      $      60,628       $      25,200
                                                                  ===============    ===============     ==============

     Acquisition of real estate through issuance of shares
         of common stock and Operating Partnership units
                                                                  $      52,621      $      42,177       $       3,749
                                                                  ===============    ===============     ==============

     Unrealized loss on marketable securities                     $         (34)     $           -       $           -
                                                                  ===============    ===============     ==============

       See accompanying notes to consolidated financial statements



                        GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997


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

Subsequent to the Consolidation on December 31, 1995, and through December 31, 1998, the following Common Stock transactions occurred: (i) 37,000 shares of Common Stock were issued to officers and directors as stock compensation; (ii) 25,446,000 shares were issued in four separate public equity offerings; (iii) 448,172 shares were issued in connection with various acquisitions; (iv) 22,407 shares were issued in connection with the exercise of employee stock options;
(v) 51,686 shares were issued in connection with the exchange of Operating Partnership units and (vi) 59 shares were retired, resulting in total shares of Common Stoc issued and outstanding at December 31, 1998, of 31,758,915. Assuming the issuance of 4,217,886 shares of Common Stock issuable upon redemption of 4,217,886 partnership units in the Operating Partnership, there would be 35,976,801 shares of Common Stock outstanding as of December 31, 1998.

In January 1998, the Company completed a public offering of 11,500,000 shares of 7-3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The shares are convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Shares of Preferred Stock issued and outstanding at December 31, 1998 totaled 11,500,000.

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

In January 1999, the Company's Board of Directors authorized the Company to repurchase up to 3.1 million shares of its outstanding Common Stock. This represents approximately 10% of the Company's total outstanding Common Stock. Any such purchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a 87.25% limited partner interest at December 31, 1998, is Glenborough Properties, L.P. (the "Operating Partnership"). As of December 31, 1998, the Operating Partnership, directly and through various subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 186 real estate projects.

As of December 31, 1998, the Company also holds 100% of the non-voting preferred stock of the following two Associated Companies (the "Associated Companies"):

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997


     Glenborough Corporation ("GC") is the general partner of several real estate limited partnerships and provides asset and property management services for these partnerships (the "Managed Partnerships"). It also provides partnership administration, asset management, property management and development services to a group of unaffiliated partnerships which include three public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has significant real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships").

     Glenborough Hotel Group ("GHG"), through June 1998, leased the six Country Suites by Carlson hotels owned by the Company and operated them for its own account. In June 1998, two of the hotels were sold and the other four hotels were leased to other operators. GHG also operated one other Country Suites by Carlson hotel through June 30, 1998, and two resort condominium hotels through April 30, 1998, under separate contracts. In August 1998, GHG acquired an interest in a real estate joint venture.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements present the consolidated financial position of the Company and its wholly owned or controlled subsidiaries as of December 31, 1998 and 1997, and the consolidated results of operations and cash flows of the Company for the years ended December 31, 1998, 1997 and 1996. All intercompany transactions, receivables and payables have been eliminated in consolidation.

Reclassification
Certain prior year balances have been reclassified to conform with the current year presentation.

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

New Accounting Pronouncements
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and early adoption is permitted. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and specifically requires all derivatives to be recorded on the balance sheet at fair value. Management is evaluating the effects, if any, that this pronouncement will have on the Company's consolidated financial position, results of operations and financial statement position.

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

The useful lives are as follow:

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997


      Buildings and Improvements               10 to 40 years
      Tenant Improvements                      Term of the related lease
      Furniture and Equipment                  5 to 7 years

Investments in Associated Companies
The Company's investments in the Associated Companies are accounted for using the equity method, as discussed further in Note 4.

Mortgage Loans Receivable
The Company monitors the recoverability of its loans and notes receivable through ongoing contact with the borrowers to ensure timely receipt of interest and principal payments, and where appropriate, obtains financial information concerning the operation of the properties. Interest on mortgage loans is recognized as revenue as it accrues during the period the loan is outstanding. Mortgage loans receivable will be evaluated for impairment if it becomes evident that the borrower is unable to meet its debt service obligations in a timely manner and cannot satisfy its payments using sources other than the operations of the property securing the loan. If it is concluded that such circumstances exist, then such loan will be considered to be impaired and its recorded amount will be reduced to the fair value of the collateral securing it. Interest income will also cease to accrue under such circumstances. Due to uncertainties inherent in the valuation process, it is reasonably possible that the amount ultimately realized from the Company's collection on these receivables will be different than the recorded amounts.

Cash Equivalents
The Company considers short-term investments (including certificates of deposit) with a maturity of three months or less at the time of investment to be cash equivalents.

Marketable Securities
The Company records its marketable securities at fair value. Unrealized gains and losses on securities are reported as a separate component of stockholders' equity and realized gains and losses are included in net income. As of December 31, 1998, marketable securities with a fair value of approximately $2,639,000 were included in other assets on the accompanying consolidated balance sheet.

Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Certain assumed debt instruments have been recorded at a premium based upon the stated rate on the instrument and the then available borrowing rates for the Company. Cash and cash equivalents consist of demand deposits and certificates of deposit with financial institutions. The carrying amount of cash and cash equivalents as well as the mortgage loans receivable described above, approximates fair value.

Derivative Financial Instruments
The Company may use derivative financial instruments in the event that it believes such instruments will be an effective hedge against fluctuations in interest rates on a specific anticipated borrowing. Derivative financial instruments such as forward rate agreements or interest rate swaps may be used in this capacity. To the extent such instruments do not qualify as hedges, they will be accounted for on a mark-to-market basis and recorded in earnings each period as appropriate. The cost of terminated instruments not qualifying as hedges will be recorded in earnings in the period they are terminated. Instruments which qualify as hedges upon obtaining the related debt will be recorded as a premium or discount on the related debt principal and amortized into earnings over the life of the debt instrument. If the hedged instrument is retired early, the unamortized discount or premium will be included as a component of the calculation of gain or loss on retirement.

At December 31, 1998, the Company was not a party to any open interest rate protection agreements.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997


Deferred Financing and Other Fees
Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related notes payable or leases and are included in other assets.

Investments in Development Alliances
The Company, through mezzanine loans and equity contributions, invests in various development alliances with projects currently under development. The interest on advances and other direct project costs incurred by the Company are capitalized to the investment since such funds are used for development purposes. See Note 6 for further discussion.

Minority Interest
Minority interest represents the 11.75% limited partner interests in the Operating Partnership not held by the Company.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

For the years ended December 31, 1998, 1997 and 1996, no tenants represented 10% or more of rental revenue of the Company.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997


Note 3.  INVESTMENTS IN REAL ESTATE

The cost and accumulated depreciation of real estate investments as of December 31, 1998 and 1997 are as follows (in thousands):


                                               Buildings
                                                  and                                                   Net Recorded
                                             Improve-ments                           Accumulated           Value
1998:                           Land                              Total Cost         Depreciation
                            -------------    ---------------    ---------------     ---------------    ---------------

Office properties           $    92,166      $     773,018       $   865,184         $   (35,318)        $   829,866
Office/Flex properties           54,167            251,714           305,881             (11,443)            294,438
Industrial properties            21,329            115,451           136,780             (10,217)            126,563
Retail properties                20,524             72,654            93,178              (8,369)             84,809
Multi-family properties          46,590            350,011           396,601              (8,796)            387,805
Hotel properties                  2,756             24,928            27,684              (8,726)             18,958
                            =============    ===============    ===============     ===============    ===============
Total                       $   237,532      $   1,587,776       $ 1,825,308         $   (82,869)        $ 1,742,439
                            =============    ===============    ===============     ===============    ===============

1997:
Office properties           $    62,442      $     282,129       $   344,571         $    (9,310)        $   335,261
Office/Flex properties           46,496            163,606           210,102              (3,274)            206,828
Industrial properties            20,903             88,802           109,705              (7,503)            102,202
Retail properties                16,687             50,447            67,134              (5,845)             61,289
Multi-family properties          19,512             71,288            90,800              (1,780)             89,020
Hotel properties                  5,587             38,532            44,119             (13,501)             30,618
                            =============    ===============    ===============     ===============    ===============
Total                       $   171,627      $     694,804       $   866,431         $   (41,213)        $   825,218
                            =============    ===============    ===============     ===============    ===============

In the first quarter of 1998, the Company acquired 22 properties which consisted of approximately 4.2 million rentable square feet of office, office/flex and industrial space and had aggregate acquisition costs, including capitalized costs, of approximately $520.4 million. In addition, the Company sold four properties to redeploy capital into properties the Company believes have characteristics more suited to its overall growth strategy and operating goals. The sold properties included one office/flex property, two industrial properties and one multi-family property. These properties were sold for an aggregate sales price of $29,248,000 and generated an aggregate net gain of approximately $1,374,000.

In the second quarter of 1998, the Company acquired 35 properties which consisted of approximately 1.2 million rentable square feet of office, office/flex, industrial and retail space and 7,206 multi-family units and had aggregate acquisition costs, including capitalized costs, of approximately $410.9 million. In addition, the Company sold three properties, including one office/flex property and two hotel properties. These properties were sold for an aggregate sales price of $9.7 million and generated an aggregate net gain of approximately $552,000.

In the third  quarter of 1998,  the Company  acquired  eleven  properties  which consisted of approximately 1.2 million rentable square feet of office, office/flex and industrial space and had aggregate acquisition costs, including capitalized costs, of approximately $67.3 million. In addition, the Company sold one of three buildings from an office/flex property. This building was sold for $1.7 million and no gain or loss was recognized upon the sale.

In the fourth quarter of 1998, the Company sold four properties, including one office property, two industrial properties and one hotel property. These properties were sold for an aggregate sales price of $16.7 million and generated an aggregate net gain of approximately $6.4 million.

The Company has entered into short-term lease agreements on the hotel properties located in Arlington, Texas, and Ontario, California, with two prospective purchasers of these properties. These prospective purchasers have entered into purchase agreements for these properties, with anticipated closing dates of March 30, 1999. These leases terminate on the closing date for the sale of the properties. The net book value of the two hotel properties aggregates

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997


to $7,956,000 at December 31, 1998. The properties secure, in part, a loan to the Company with an outstanding principal balance of $13,220,000 at December 31, 1998. Net income earned by the Company from the two hotels totaled $429,000, $598,000 and $485,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

The Company has entered into a definitive agreement to acquire all of the real estate assets of Prudential-Bache/Equitec Real Estate Partnership, a California limited partnership in which the managing general partner is Prudential-Bache
Properties, Inc., and in which GC and Robert Batinovich have served as co-general partners since March 1994, but do not hold a material equity or economic interest (the "Pru-Bache Portfolio"). The total acquisition cost, including capitalized costs, is expected to be approximately $49.9 million, which is to be paid entirely in cash. The Pru-Bache Portfolio comprises four office buildings aggregating 405,825 square feet and one office/flex property containing 121,645 square feet. This acquisition is subject to certain contingencies, including customary closing conditions and the resolution of litigation relating to the proposed acquisition, to which neither the Company nor the Operating Partnership is a party.

The Company leases its commercial and industrial property under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1998 are as follows (in thousands):


      Year Ending
      December 31,
      1999                           $  144,106
      2000                              120,681
      2001                               99,952
      2002                               76,651
      2003                               56,473
      Thereafter                        140,058
                                     $  637,921

Note 4.  INVESTMENTS IN ASSOCIATED COMPANIES

The Company accounts for its investments in the Associated Companies (as defined in Note 1) using the equity method as a substantial portion of the economic benefits of the Associated Companies flow to the Company by virtue of its 100% non-voting preferred stock interest in both of the Associated Companies. The Company's interests constitute substantially all of the Associated Companies' capitalization. Two of the holders of the voting common stock of Glenborough
Corporation and one of the holders of the voting common stock of Glenborough Hotel Group are officers of the Company; however, the Company has no direct voting or management control of either Glenborough Corporation or Glenborough Hotel Group. The Company records earnings on its investments in the Associated Companies equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based on cash flow allocation percentages. Distributions received from the Associated Companies are recorded as a reduction of the Company's investments.

As of December 31, 1998 and 1997, the Company had the following investments in the Associated Companies (in thousands):

                                            GC             GHG            Total
Investment at December 31, 1996         $   5,261      $   1,504       $   6,765
Contributions                               3,700              -           3,700
Distributions                              (2,129)          (131)         (2,260)
Equity in earnings                          1,687          1,056           2,743
Investment at December 31, 1997             8,519          2,429          10,948
Distributions                              (3,252)          (203)         (3,455)
Equity in earnings (loss)                   1,533           (219)          1,314
Investment at December 31, 1998         $   6,800      $   2,007       $   8,807

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997


With the termination of all leasing contracts by June 30, 1998, the operations of GHG have been substantially reduced and lease income paid by GHG to the Company will be zero in the future.

Summary condensed balance sheet information as of December 31, 1998 and 1997, and the condensed statements of operations for the years then ended are as follows (in thousands):


                                                                   Balance Sheets
                                                         GC                             GHG
                                                 As of December 31,              As of December 31,
                                                1998            1997            1998           1997
                                             -----------     -----------     -----------    ------------
Investments in management contracts, net     $   6,332       $   8,108       $       -      $     354
Investment in real estate joint venture          2,025               -           2,025              -
Other Assets                                     2,329           3,631             318          3,381
                                             ===========     ===========     ===========    ============
Total assets                                 $  10,686       $  11,739       $   2,343      $   3,735
                                             ===========     ===========     ===========    ============

Notes payable                                $   3,525       $   1,483       $       -      $      37
Other liabilities                                  368           1,764              85            962
                                             -----------     -----------     -----------    ------------
Total liabilities                                3,893           3,247              85            999

Stockholders' equity                             6,793           8,492           2,258          2,736
                                             ===========     ===========     ===========    ============
Total liabilities and stockholders' equity   $  10,686       $  11,739       $   2,343      $   3,735
                                             ===========     ===========     ===========    ============


                                                              Statements of Operations
                                                         GC                             GHG
                                                 For the year ended              For the year ended
                                                    December 31,                    December 31,
                                                1998          1997 (1)          1998           1997
                                             -----------     -----------     -----------    ------------
Revenue                                      $  12,549       $  15,105       $   7,393      $  14,857
Expenses                                        10,939          13,331           7,611         13,457
                                             ===========     ===========     ===========    ============
Net income (loss)                            $   1,610       $   1,774       $    (218)     $   1,400
                                             ===========     ===========     ===========    ============

 (1)Included in the revenues of GC for the year ended December 31, 1997 is a fee of approximately $1.7 million earned in connection with the disposition of a managed property owned by a related party.

Note 5.  MORTGAGE LOANS RECEIVABLE

The Company's mortgage loans receivable consist of the following as of December 31, 1998 and 1997 (dollars in thousands):

                                                                                     1998                   1997
                                                                                ---------------        ---------------
Note  secured by an  industrial  property  in Los  Angeles,  CA,  with a fixed interest rate of 9% and a maturity  date of June 2001.  This note was paid off
in June 1998.                                                                      $         -            $       507

Note secured by an office property in Phoenix,  AZ, with a fixed interest rate of 11% and a maturity  date of November  1999.  As of December 31,  1998,  the
Partnership  is  committed to  additional  advances  totaling  $366 for tenant
improvements and other leasing costs.                                                    3,484                  3,185

Note secured by a hotel property in Dallas,  TX, with a fixed interest rate of
9%,  monthly  interest-only  payments  and a maturity  date of March 31, 1999,
with an option to extend for 3 months.                                                   3,600                      -

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997


                                                                                    1998                   1997
                                                                                ---------------        ---------------
Note secured by Gateway  Park land located in Aurora,  CO, with a stated fixed interest rate of 13%, quarterly  interest-only payments and a maturity date of
July 2005 (see below for further discussion).                                      $    35,336            $         -
                                                                                ---------------        ---------------

Total                                                                              $    42,420            $     3,692
                                                                                ===============        ===============

In July 1998, the Company entered into a development alliance with The Pauls Corporation (see Note 6). In addition to this development alliance, the Company has loaned approximately $35 million to continue the build-out of Gateway Park. These advances were made in the form of a secured loan and accordingly, are recorded as a mortgage loan receivable.

Contractually due principal payments of the mortgage loans receivable are as follows (in thousands):

               Year Ending
               December 31,
               1999                      $    7,084
               2000                               -
               2001                               -
               2002                               -
               2003                               -
               Thereafter                    35,336
               Total                     $   42,420

Note 6.  DEVELOPMENT ALLIANCES AND OTHER ASSETS

The Company has formed 4 development alliances to which it has committed a total of approximately $42 million for the development of approximately 1.4 million square feet of office, office/flex and distribution properties and 2,050 multi-family units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of December 31, 1998, the Company has advanced approximately $33 million under these commitments. Under these development alliances, the Company has certain rights to purchase the properties upon completion of development and, thus, through these alliances, the Company could acquire an additional 1.4 million square feet of commercial properties and 2,050 multi-family units over the next five years.

In December 1998, the Company sold its investment in a private REIT for $17.4 million. At the time of sale, the Company had a book value in this investment of $20.5 million which resulted in a net loss of $3.1 million. In addition, in 1998, the Company sold marketable securities which resulted in total realized losses of approximately $325,000. These losses are included in the net gain on sales of real estate assets on the accompanying consolidated statement of operations for the year ended December 31, 1998.

Note 7.  SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of December 31, 1998 and 1997 (in thousands):


                                                                                            1998          1997
Secured loans with various  lenders,  net of  unamortized  discount of
$6,140,  with a fixed interest rate of 6.125%,  monthly  principal and interest  payments  ranging between $296 and $458, and a maturity date of November 10, 2008.  These loans are secured by 35  properties  with an  aggregate  net  carrying  value of $408,439 at December  31, 1998.
See below for further discussion.                                                      $234,871         $    -

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997


                                                                                            1998          1997
Secured  loan  with a bank  with  a  fixed  interest  rate  of  7.50%, monthly  principal  and interest  payments of $443 and a maturity date of  October 1, 2022.  The loan is  secured by ten  properties  with an aggregate  net  carrying  value of $110,129  and  $111,372 at December
31, 1998 and 1997, respectively.                                                       $ 58,942          $59,724

Secured loan with an  investment  bank with a fixed  interest  rate of
7.57%,  monthly  principal  (based  upon a 25-year  amortization)  and interest  payments  of $103 and a  maturity  date of  January 1, 2006.
The loan is secured  by  properties  with an  aggregate  net  carrying
value  of  $33,506  and  $37,711  at  December   31,  1998  and  1997,
respectively.  In December  1998,  a portion of this loan was paid off in  connection  with the sales of two  properties  which  secured  the
loan.                                                                                    13,220           19,444

Secured loans with various  lenders,  bearing  interest at fixed rates
between  6.95%  and  9.25%  (approximately   $53,469  of  these  loans
include an  unamortized  premium of  approximately  $602 which reduces the  effective  interest  rate on those  instruments  to 6.75%),  with monthly  principal and interest  payments  ranging between $8 and $371 and maturing at various  dates  through  October 1, 2010.  These loans are secured by  properties  with an aggregate  net  carrying  value of
$447,444 and $66,353 at December 31, 1998 and 1997, respectively.                      261,938            30,519

Secured loans with various banks  bearing  interest at variable  rates ranging  between  7.25% and 8.18% at December 31, 1998  (approximately
$114,950   of  these   loans   include  an   unamortized   premium  of
approximately  $1,750 which  reduces the  effective  interest  rate on those  instruments to 6.75%),  monthly principal and interest payments ranging  between $4 and $790 and  maturing  at various  dates  through
May 1, 2017.  These loans are secured by properties  with an aggregate net  carrying  value of $179,438  and $17,246 at December 31, 1998 and
1997, respectively.                                                                    125,230             7,806

Secured  loans with an  investment  bank,  bearing  interest  at fixed rates  between  7.60% and 7.85%,  with monthly  principal and interest payments  ranging  between $11 and $22 and a maturity date of December
1, 2030.  These loans are secured by  multi-family  properties with an aggregate  net  carrying  value of $19,060 and $41,862 at December 31,
1998 and 1997,  respectively.  In 1998, three of these loans which had outstanding  balances  totaling $16,136 at December 31, 1997 were paid
off with proceeds from the new $248.8 million loan discussed below.                     14,377            30,646

Unsecured  $100,000  line of credit  with a bank  ("Credit  Facility")
with a  variable  interest  rate  of  LIBOR  plus  1.625%  (7.401%  at
December 31,  1998),  monthly  interest  only  payments and a maturity date of  December  22,  2000,  with one option to extend for 10 years.
See below for further discussion.                                                       63,519            80,160

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997

                                                                                           1998          1997
Unsecured  Series A  Senior  Notes with a fixed  interest  rate of
7.625%,  interest  payable  semiannually on March 15 and September 15, commencing  September  15,  1998,  and a  maturity  date of March  15,
2005. See below for further discussion.                                               $ 150,000         $      -

Total                                                                                $  922,097         $228,299

In January 1998, the Company closed a $150 million loan agreement with a commercial bank (the "Interim Loan"). The Interim Loan had a term of three months with interest at LIBOR plus 1.75%. The purpose of the Interim Loan was to fund the acquisition of properties as discussed in Note 3. The Interim Loan was paid off in March 1998 with proceeds from the $150 million of unsecured Series A Senior Notes as discussed below.

In March 1998, the Operating Partnership issued $150 million of unsecured 7.625% Series A Senior Notes (the "Notes") in an unregistered 144A offering. The Notes mature on March 15, 2005, unless previously redeemed. Interest on the Notes is payable semiannually on March 15 and September 15, commencing September 15, 1998. The Notes may be redeemed at any time at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the Notes being redeemed plus accrued interest to the redemption date and (ii) the Make-Whole Amount, as defined, if any. The Notes are general unsecured and unsubordinated obligations of the Operating Partnership, and rank pari passu with all other unsecured and unsubordinated indebtedness of the Operating Partnership. However, the Notes are effectively subordinated to secured borrowing arrangements that the Operating Partnership has and from time to time may enter into with various banks and other lenders, and to the prior claims of each secured mortgage lender to any specific property which secures any lender's mortgage. As of December 31, 1998, such secured arrangements and mortgages aggregated approximately $708.6 million.

In May 1998 (declared effective in November 1998), the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") to exchange all outstanding Notes (the "Old Notes") for Notes which have been registered under the Securities Act of 1933 (the "New Notes"). The form and term of the New Notes are substantially identical to the Old Notes in all material respects, except that the New Notes are registered under the Securities Act, and therefore are not subject to certain transfer restrictions, registration rights and related special interest provisions applicable to the Old Notes.

In June 1998, the Company obtained a $150 million unsecured loan from a commercial bank (the "Bridge Loan") which had a variable interest rate of LIBOR plus 1.3%, and a maturity date of December 31, 1998. Approximately $147.7 million was drawn under the Bridge Loan to fund acquisitions (as discussed in Note 3), and to fund development advances. The Company paid off the loan on October 30, 1998, with proceeds from the new $248.8 million loan discussed below.

In October 1998, the Company obtained $248.8 million of financing which has a term of ten years, bears interest at a fixed rate of 6.125% and was secured by 36 properties. The proceeds were used to retire the Company's $150 million
Bridge Loan maturing December 31, 1998, to pay off four mortgage loans and to reduce the outstanding balance of the Credit Facility. In December 1998, approximately $7.4 million of this financing was paid off and one multi-family property was released as security. This multi-family property was then used as security for the new $7.5 million loan discussed below.

In connection with obtaining the $248.8 million of financing discussed above, the Company entered into an interest rate protection agreement intended to hedge against potential increases in the risk-free interest rate prior to closing the loan. The Company elected to reduce the final loan amount and the risk-free interest rate that the interest rate protection agreement was intended to hedge declined during the period of the agreement. As a result of these factors, the Company was required to terminate a portion of the protection agreement at a loss of $4,323,000, which was recorded as an operating expense in the fourth quarter of 1998. The $6,244,000 cost of the remaining portion of the protection agreement, which was terminated upon closing of the loan, has been recorded as a discount on the

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997

outstanding principal amount of the loan and will be amortized as additional interest expense over the remaining life.

In December 1998, the Company obtained a $7.5 million loan from a bank which is secured by a multi-family property, bears interest at a variable rate of prime minus 0.50% (7.25% at December 31, 1998) and has a maturity date of December 22,2000.

In December 1998, due in part to an overall slowing of acquisition activity, the Company reduced its Credit Facility from $250 million to $100 million. As part of the modification, certain covenants that relate to the Company's development activity were changed and the interest rate was modified to LIBOR plus 1.38% to 1.75%. This rate is an increase over the previous rate of LIBOR plus 1.10% to 1.30% which was a direct result of rates obtainable in the market.

Some of the Company's properties are held in limited partnerships and limited liability companies in order to provide bankruptcy remote borrowers for certain lenders. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Company in accordance with Generally Accepted Accounting Principles ("GAAP").

The required principal payments on the Company's debt for the next five years and thereafter, as of December 31, 1998, are as follows (in thousands):

            Year Ending
            December 31,
            1999                  $  126,849
            2000                     136,177
            2001                      15,881
            2002                      14,774
            2003                      38,393
            Thereafter               590,023
            Total                 $  922,097

Note 8.   RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related entities totaled $2,802,000, $719,000 and $311,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, for the year ended December 31, 1998, the Company paid GC property management fees and salary reimbursements totaling $1,273,000 for management of a portfolio of residential properties owned by the Company.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997



                                                                         Years ended
                                                                        December 31,
                                                      --------------------------------------------------
                                                          1998              1997               1996
                                                      -------------     --------------     -------------
Net income (loss) available to common
     Stockholders - Basic                             $     23,982      $     19,368       $     (1,609)
Minority interest                                            2,550             1,119                  -  (1)
                                                      -------------     --------------     -------------
Net income (loss) available to common
     Stockholders - Diluted                           $     26,532      $     20,487       $     (1,609)
                                                      -------------     --------------     -------------

Weighted average shares:
Basic                                                   31,661,810        17,982,817          6,632,707
Stock options                                              503,729           281,365            118,552
Convertible Operating Partnership Units                  3,410,670         1,253,361                  -  (1)
                                                      -------------     --------------     -------------
Diluted                                                 35,576,210        19,517,543          6,751,259
                                                      -------------     --------------     -------------

Basic earnings per share                              $       0.76      $       1.08       $      (0.24)
Diluted earnings per share                            $       0.75      $       1.05       $      (0.24  (1)

(1) Diluted earnings per share for the year ended December 31, 1996, does not include the conversion of units of the Operating
    Partnership into common stock (570,364 weighted average units outstanding) as the effect is antidilutive.


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

Note 11.  STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the "Plan") to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company's 1997 Annual Meeting of Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights ("SARs") or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights ("DERs"), Performance Units or Preference Shares. The total number of shares of Common Stock available under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997


of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under the Plan, may be granted under the Plan may not exceed 1,140,000 shares. The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No. 25. As of December 31, 1998, 37,000 shares of bonus grants have been issued under the Plan. The fair value of the shares granted have been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the respective vesting periods that range from 2 to 5 years. As of December 31, 1998, 2,868,293 options to purchase shares of Common Stock were outstanding. The exercise price of each incentive stock option granted is greater than or equal to the per-share fair market value of the Common Stock on the date the option is granted and, as such, no compensation expense has been recognized. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has not changed its method of accounting for stock options but has provided the additional required disclosures. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except for per share amounts).


                                                                 1998                 1997                 1996
                                                            ----------------     ----------------     ----------------
Net income (loss)             As reported                        23,982               19,368                (1,609)
                              SFAS No. 123 Adjustment            (1,428)              (1,947)                   (3)
                                                            ----------------     ----------------     ----------------
                              Pro forma                          22,554               17,421                (1,612)

Basic earnings per share      As reported                          0.76                 1.08                 (0.24)
                              SFAS No. 123 Adjustment             (0.05)               (0.11)                    -
                                                            ----------------     ----------------     ----------------
                              Pro forma                            0.71                 0.97                 (0.24)

Diluted earnings per share    As reported                          0.75                 1.05                 (0.24)
                              SFAS No. 123 Adjustment             (0.04)               (0.10)                    -
                                                            ----------------     ----------------     ----------------
                              Pro forma                            0.71                 0.95                 (0.24)

A summary of the status of the Company's stock option plan as of December 31, 1998, 1997 and 1996, and changes during the years then ended is presented in the table below:



                                         1998                             1997                            1996
                              ----------------------------     ----------------------------    ----------------------------
                                             Weighted                        Weighted Avg                       Weighted
                                Shares       Avg                Shares         Exercise          Shares           Avg
                                             Exercise                            Price                          Exercise
                                             Price                                                               Price
                              -----------    -------------     ----------    --------------    -----------    -------------
Outstanding  at beginning of   1,708,200     $     21.03         796,000     $     15.00                -     $       -
year
Granted                        1,251,500     $     23.34         912,200     $     26.29          796,000     $    15.00
Exercised                       (22,407)     $     15.35               -     $         -                -     $       -
Forfeited/Cancelled             (69,000)     $     23.25               -     $         -                -     $       -
                              -----------    -------------     ----------    --------------    -----------    -------------
Outstanding at end of year     2,868,293     $     22.03       1,708,200     $     21.03          796,000     $    15.00
Exercisable at end of year     1,149,343     $     18.92         356,000     $     27.29                -     $       -

The following table summarizes information about stock options outstanding at December 31, 1998:

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997


                                                 OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                             -------------------------------------------------------------   --------------------------------------
                                  Number           Weighted-average         Weighted-             Number
                              Outstanding at          remaining              average          Exercisable at      Weighted-average
                                 12/31/98          contractual life       exercise price         12/31/98          exercise price
                             -----------------   ---------------------   -----------------   -----------------   ------------------

Range of Exercise Prices

$15.00 to $20.25                   865,593             7.64 years            $   15.47             781,843           $   15.05
$20.38 to $25.00                   992,350             8.41 years            $   21.74              17,500           $   20.71
$25.56 to $30.13                 1,010,350             8.78 years            $   27.93             350,000           $   27.50
                             -----------------   ---------------------   -----------------   -----------------   ------------------
                                 2,868,293                                   $   22.03           1,149,343           $   18.92

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 1998, 1997 and 1996, respectively: expected dividend yield of 6.57%, 5.28% and 8.5%, expected volatility of 29.78%, 27.90% and 5.0%, and weighted average risk-free interest rate of 4.61%, 5.74% and 6.3%. Expected lives of 10, 7, 5 and 2 years were used in each of 1998, 1997 and 1996. Based on these assumptions, the weighted average fair value of options granted would be calculated as $3.90 in 1998, $4.52 in 1997 and $0.02 in 1996.
Compensation cost in 1998 has been adjusted by 2% to account for assumed forfeitures based on historical experience and management expectations.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997


Note 13.  SEGMENT INFORMATION

The Company owns a diverse portfolio of properties comprising six product types: office, office/flex, industrial, retail, multi-family and hotels. Each of these product types represents a reportable segment with distinct uses and tenant types which require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The office/flex portfolio consists of properties designed for a combination of office and warehouse uses. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consists primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the multi-family portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The Company's hotel operations are limited service "all-suite" properties leased to and operated by third parties.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Company for its reportable segments as of and for the years ended December 31, 1998 and 1997 is as follows (in thousands):



1998                             Office     Office/Flex    Industrial     Retail     Multi-family     Hotel         Total
                               -----------  -------------  -----------  -----------  ------------ ------------  -------------
Rental revenue                 $  117,746    $   36,987     $  16,104    $  12,072    $  40,865     $   4,182    $   227,956
Property operating expenses        44,775        10,898         3,609        3,840       17,235           967         81,324
                               ===========  =============  ===========  ===========  ============ ============  =============
Net operating income (NOI)     $   72,971    $   26,089     $  12,495    $   8,232    $  23,630     $   3,215    $   146,632
                               ===========  =============  ===========  ===========  ============ ============  =============

Real estate assets, net        $  829,866    $  294,438     $ 126,563    $  84,809    $ 387,805     $  18,958    $1,742,439
                               ===========  =============  ===========  ===========  ============ ============  =============

1997
Rental revenue                 $   25,071    $   10,354     $   7,320    $   7,224    $   5,536     $   5,980    $    61,485
Property operating expenses         9,986         3,062         1,459        2,183        2,309         1,894         20,893
                               ===========  =============  ===========  ===========  ============ ============  =============
Net operating income (NOI)     $   15,085    $    7,292     $   5,861    $   5,041    $   3,227     $   4,086    $    40,592
                               ===========  =============  ===========  ===========  ============ ============  =============

Real estate assets, net        $  335,261    $  206,828     $ 102,202    $  61,289    $  89,020     $  30,618    $   825,218
                               ===========  =============  ===========  ===========  ============ ============  =============

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (in thousands):


                                                           1998                 1997
                                                      ----------------     ----------------
Total revenue for reportable segments                     $  227,956         $   61,485
Elimination of internal property management fees                   -                (92)
Other revenue (1)                                             13,519              6,755
                                                      ================     ================
Total consolidated revenues                               $  241,475         $   68,148
                                                      ================     ================

Net Income
NOI for reportable segments                               $  146,632         $   40,592
Elimination of internal property management fees               7,245              1,843
Unallocated amounts:
   Other revenue (1)                                          13,519              6,755
   General and administrative expenses                       (11,038)            (3,319)
   Depreciation and amortization                             (50,194)           (14,873)

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997

                                                           1998                 1997
                                                      ----------------     ----------------
   Interest expense                                          (53,289)            (9,668)
   Loss on interest rate protection agreement                 (4,323)                 -
                                                      ================     ================
Income from operations  before minority interest and
   extraordinary items                                    $   48,552         $   21,330
                                                      ================     ================

Assets
Total assets for reportable segments                    $  1,742,439         $  825,218
Investments in Development                                    35,131              7,251
Investments in Associated Companies                            8,807             10,948
Mortgage loans receivable                                     42,420              3,692
Cash and cash equivalents                                      4,357              5,070
Other assets                                                  45,862             13,595
                                                      ================     ================
Total consolidated assets                               $  1,879,016         $  865,774
                                                      ================     ================

(1)  Other revenue includes fee income,  interest and other income,  equity in earnings of
Associated  Companies,  net gains on sales of real estate  assets and a gain on collection of mortgage loan receivable.

Note 14.  PUBLIC STOCK OFFERING

In January 1998, the Company completed a public offering of 11,500,000 shares of 7-3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The 11,500,000 shares were sold at a per share price of $25.00 for net proceeds of approximately $276 million. The shares are convertible at any time at the option of the holders thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Except in certain instances relating to the preservation of the Company's status as a REIT, the 7-3/4% Series A Convertible Preferred Stock is not redeemable prior to January 16, 2003. On and after January 16, 2003, the Series A Preferred Stock may be redeemed at the option of the Company, in whole or in part, initially at 103.88% of the liquidation preference per share, and thereafter at prices declining to 100% of the liquidation preference on and after January 16, 2008, plus in each case accumulated, accrued and unpaid dividends, if any, to the redemption date. A portion of this additional capital was used to repay the outstanding balance under the Company's Credit Facility (as defined in Note 7). The remaining proceeds were used to fund the acquisitions discussed in Note 3 and for general corporate purposes.

Following are unaudited proforma statements of operations of the Company for each of the years ended December 31, 1998 and 1997 giving effect to the equity and debt offerings, property acquisitions and property dispositions (including those discussed in Note 3) completed in 1997 and 1998 as if they had been completed on January 1, 1997 (in thousands except for weighted average shares and per share amounts):


                                                           1998                 1997
                                                        (Unaudited)          (Unaudited)
                                                      ----------------     ----------------
Rental revenue                                          $   257,927          $   233,352
Equity in earnings of Associated Companies                    1,262                1,998
Fees, interest and other income                               9,237                6,154
                                                      ----------------     ----------------
   Total Revenue                                            268,426              241,504
                                                      ----------------     ----------------

OPERATING EXPENSES
Property operating expenses                                  84,884               81,192
General and administrative                                   11,622                6,690
Depreciation and amortization                                52,524               48,337
Interest expense                                             63,935               62,298
Loss on interest rate protection agreement                    4,323                    -
                                                      ----------------     ----------------
   Total Operating Expenses                                 217,288              198,517
                                                      ----------------     ----------------

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997


                                                           1998                 1997
                                                        (Unaudited)          (Unaudited)
                                                      ----------------     ----------------
Income from operations before minority interest              51,138               42,987
Minority interest                                            (3,290)              (1,987)
                                                      ================     ================
Net income before Preferred Dividends                   $    47,848          $    41,000
                                                      ================     ================

Preferred Dividends                                         (22,281)             (22,281)
                                                      ================     ================
Net income available to common stockholders             $    25,567          $    18,719
                                                      ================     ================

Basic net income per share                              $      0.81          $      0.59
                                                      ================     ================
Diluted net income per share                            $      0.79          $      0.57
                                                      ================
                                                                           ================
Basic weighted average shares outstanding                31,758,915           31,758,915
                                                      ================     ================
Diluted weighted average shares outstanding              36,480,530           36,480,530
                                                      ================     ================

Note 15.  SUBSEQUENT EVENTS

In February 1999, the Company acquired a 285 unit multi-family property ("Springs of Indian Creek") located in Carrolton, Texas. The property is the first phase of a two phase project comprising a total of 519 units. The 234 unit second phase of the project is currently under construction through one of the Company's development alliances and is expected to be completed in the first quarter of next year. The total acquisition cost, including capitalized costs of Phase I was approximately $20.8 million comprising: (i) approximately $14.1 million in assumption of debt and (ii) the balance in cash.

In February 1999, the Company acquired a 1.45-acre parcel containing 34,500 square feet of industrial buildings in Los Angeles, California, near the Los Angeles International Airport. The total acquisition cost, including capitalized costs, was approximately $3.1 million, which was paid entirely in cash. The property was part of a tax-deferred Section 1031 exchange involving the sale of an office/flex property as discussed below. The property has been leased to Dollar Rent-a-Car under a 15-year triple-net lease.

In January and February 1999, the Company sold six properties, including five office/flex properties and one retail property. These properties were sold for an aggregate sales price of approximately $15.9 million and generated an aggregate net gain of approximately $364,000. Approximately $2.4 million of the net proceeds were deposited into a deferred exchange account and were applied to the acquisition of land discussed above on a tax-deferred basis pursuant to
Section 1031 of the Internal Revenue Code.

In January 1999, the Company's Board of Directors authorized the Company to repurchase up to 3.1 million shares of its outstanding Common Stock. This represents approximately 10% of the Company's total outstanding Common Stock. Any such purchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors. As of March 9, 1999, the Company had purchased 70,000 shares of Common Stock at prices ranging from $16.25 to $18.25 per share.

Note 16.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the year ended December 31, 1998 (in thousands, except for weighted average shares and per share amounts):

                      GLENBOROUGH REALTY TRUST INCORPORATED

                     Notes to Consolidated Financial Statements
                             December 31, 1998 and 1997



                                                                                    Quarter Ended
                                                         --------------------------------------------------------------------
                                                           March 31,       June 30, 1998       Sept 30,          Dec 31,
                                                              1998                               1998              1998
                                                         ---------------   ---------------  ---------------   ---------------
 REVENUE
       Rental revenue                                    $      45,963     $      51,619    $     65,321      $     65,053
       Fees and reimbursements from affiliates                     473               759           1,220               350
       Interest and other income                                   357               246           1,416             2,588
       Equity in earnings (loss) of Associated
          Companies                                                352               709             629              (376)
       Net gain (reduction in prior quarter gain) on
          sales of real estate assets                            1,446               693            (250)            2,907
                                                         ---------------   ---------------  ---------------   ---------------
         Total revenue                                          48,591            54,026          68,336            70,522
                                                         ---------------   ---------------  ---------------   ---------------

  EXPENSES
       Property operating expenses                              14,324            16,265          22,446            21,044
       General and administrative                                2,222             2,603           3,372             2,841
       Depreciation and amortization                            10,009            10,934          14,309            14,942
       Interest expense                                          9,145             9,707          17,064            17,373
       Loss on interest rate protection agreement                    -                 -               -             4,323
                                                         ---------------   ---------------  ---------------   ---------------
         Total expenses                                         35,700            39,509          57,191            60,523
                                                         ---------------   ---------------  ---------------   ---------------

  Income from operations before minority interest and
       extraordinary item                                       12,891            14,517          11,145             9,999
  Minority interest                                               (678)             (596)           (635)             (641)
                                                         ---------------   ---------------  ---------------   ---------------
  Net income before extraordinary item                          12,213            13,921          10,510             9,358
  Extraordinary item:
  Loss on early extinguishment of debt                               -                 -               -            (1,400)
                                                         ---------------   ---------------  ---------------   ---------------
  Net income                                                    12,213            13,921          10,510             7,958
  Preferred dividends                                           (3,910)           (5,570)         (5,570)           (5,570)
                                                         ===============   ===============  ===============   ===============
  Net income available to Common Stockholders            $       8,303     $       8,351    $      4,940      $      2,388
                                                         ===============   ===============  ===============   ===============

  Basic Per Share Data:
  Net income available to Common  Stockholders  before
       extraordinary item                                $        0.26     $        0.26    $       0.16      $       0.12
  Extraordinary item                                                 -                 -               -             (0.04)
                                                         ---------------   ---------------  ---------------   ---------------
  Net income available to Common Stockholders            $        0.26     $        0.26    $       0.16      $       0.08
                                                         ===============   ===============  ===============   ===============
  Basic weighted average shares outstanding                 31,548,706        31,648,041      31,703,963        31,743,924
                                                         ===============   ===============  ===============   ===============

  Diluted Per Share Data:
  Net income available to Common  Stockholders  before
       extraordinary item                                $        0.26     $        0.26    $       0.15      $       0.12
  Extraordinary item                                                 -                 -               -             (0.04)
                                                         ---------------   ---------------  ---------------   ---------------
  Net income available to Common Stockholders            $        0.26     $        0.26    $       0.15      $       0.08
                                                         ===============   ===============  ===============   ===============
  Diluted weighted average shares outstanding              34,372,364         34,868,905      36,261,228        36,191,009
                                                         ===============   ===============  ===============   ===============

Per share amounts do not necessarily sum to per share amounts for the year as weighted average shares outstanding are measured for each period presented, rather than solely for the entire year.


                               GLENBOROUGH REALTY TRUST INCORPORATED
                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                          December 31, 1998
                                           (in thousands)


           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Costs Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                       Company (1)             Acquisition (4)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
-------------------------------------------------------------------------------------------------------
    Tradewinds Financial, AZ        $    -       $   304       $  1,214         $     47
    Vintage Pointe, AZ               2,067           738          2,950              213
    400 South El Camino Real, CA        (8)        4,000         30,549            3,355
    Academy Prof. Center, CA             -           481          1,866              100
    Centerstone Plaza, CA               (6)        6,077         24,265              214
    Dallidet Prof. Center, CA            -           677          2,703               51
    University Tech Center, CA (2)       -         2,086          8,046              469
    Warner Village Medical, CA           -           558          2,232              207
    One Gateway Center, CO              (9)          470          9,498              195
    Buschwood III, FL                   (8)        1,479          5,890              184
    Park Place, FL                      (8)        1,895         12,982              266
    Temple Terrace Bus. Center, FL       -         1,788          6,949               24
    Ashford Perimeter, GA           21,369         1,174         42,227              158
    Powers Ferry Landing East, GA   18,896         2,744         40,600               92
    Capitol Center, IA                  (8)            -         11,981               72
    Columbia Center II, IL               -           208         20,329              237
    Embassy Plaza, IL                    -           436         15,680              457
    Oak Brook International, IL         (8)          757         11,126              315
    Oakbrook Terrace, IL            19,420           552         37,635              154
    Crosspoint Four, IN                  -           394          2,847               56
    Meridian Park, IN                    -         1,296          5,906              117
    The Osram Building, IN               -           264          4,515               12
    Leawood Office Building, KS      4,299         1,124         10,300               59
    Blue Ridge Office Building, MA   2,996          734           5,877              164
    Bronx Park I, MA                     -           916          9,104              275
    Marlborough Corporate Place, MA      -         5,655         55,908              368
    The Hartwood Building, MA        2,557           527          5,426               94
    Westford Corporate Center, MA       (6)        2,091          8,310               55
    Montgomery Exec. Center, MD         (8)        1,928          7,676              422
                                           (continued)


                                       GLENBOROUGH REALTY TRUST INCORPORATED
                               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  December 31, 1998
                                                   (in thousands)


                                                    COLUMN E                 COLUMN F        COLUMN G          COLUMN H


                                              Gross Amount Carried
                                              at December 31, 1998
                                                    Buildings                                   (1)             Life
                                                       and         (3)      Accumulated       Date           Depreciated
     Description                         Land     Improvements    Total    Depreciation     Acquired            Over
------------------------------------------------------------------------------------------------------------------------
Office Properties:
    Tradewinds Financial, AZ          $   304     $  1,261     $   1,565   $    110           11/96          1-30 yrs.
    Vintage Pointe, AZ                    738        3,163         3,901        301           11/96          1-30 yrs.
    400 South El Camino Real, CA        4,000       33,904        37,904      1,536            3/98          1-30 yrs.
    Academy Prof. Center, CA              481        1,966         2,447        115            4/97          1-30 yrs.
    Centerstone Plaza, CA               6,077       24,479        30,556      1,242            7/97          1-30 yrs.
    Dallidet Prof. Center, CA             677        2,754         3,431        237           11/96          1-30 yrs.
    University Tech Center, CA (2)      2,086        8,515        10,601        444            6/97          1-30 yrs.
    Warner Village Medical, CA            558        2,439         2,997        202           10/96          1-30 yrs.
    One Gateway Center, CO                470        9,693        10,163        162            7/98          1-30 yrs.
    Buschwood III, FL                   1,479        6,074         7,553        302            9/97          1-30 yrs.
    Park Place, FL                      1,895       13,248        15,143        451            1/98          1-30 yrs.
    Temple Terrace Bus. Center, FL      1,788        6,973         8,761        290           12/97          1-30 yrs.
    Ashford Perimeter, GA               1,174       42,385        43,559      1,416            1/98          1-30 yrs.
    Powers Ferry Landing East, GA       2,744       40,692        43,436      1,367            1/98          1-30 yrs.
    Capitol Center, IA                      -       12,053        12,053        401            2/98          1-30 yrs.
    Columbia Center II, IL                208       20,566        20,774        707            1/98          1-30 yrs.
    Embassy Plaza, IL                     436       16,137        16,573        532            1/98          1-30 yrs.
    Oak Brook International, IL           757       11,441        12,198        399            1/98          1-30 yrs.
    Oakbrook Terrace, IL                  552       37,789        38,341      1,246            1/98          1-30 yrs.
    Crosspoint Four, IN                   394        2,903         3,297         71            4/98          1-30 yrs.
    Meridian Park, IN                   1,296        6,023         7,319        145            4/98          1-30 yrs.
    The Osram Building, IN                264        4,527         4,791        113            4/98          1-30 yrs.
    Leawood Office Building, KS         1,124       10,359        11,483        318            3/98          1-30 yrs.
    Blue Ridge Office Building, MA        734        6,041         6,775        222            3/98          1-30 yrs.
    Bronx Park I, MA                      916        9,379        10,295        299            3/98          1-30 yrs.
    Marlborough Corporate Place, MA     5,655       56,276        61,931      1,884            1/98          1-30 yrs.
    The Hartwood Building, MA             527        5,520         6,047        184            3/98          1-30 yrs.
    Westford Corporate Center, MA       2,091        8,365        10,456        488            4/97          1-30 yrs.
    Montgomery Exec. Center, MD         1,928        8,098        10,026        428            9/97          1-30 yrs.
                                              (continued)

                                     GLENBOROUGH REALTY TRUST INCORPORATED
                            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               December 31, 1998
                                               (in thousands)


           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                       Company (1)            Acquisition (4)
                                                               Buildings
                                                                  and
     Description                  Encumbrances      Land      Improvements     Improvements
-----------------------------------------------------------------------------------------------------
Office Properties continued:
   Rockwall I & II, MD              $    -       $   807      $  47,259          $   263
   Bond Street Building, MI              -           716          2,147              311
   Riverview Office Tower, MN           (6)        4,095         16,333            1,254
   University Club Tower, MO             -         4,087         14,519            2,535
   Woodlands Plaza, MO                  (6)        1,114          4,426              448
   Edinburgh Center, NC                 (8)          984         14,232              167
   One & Three Pacific Place, NE        (8)        1,985         18,014               65
   One Professional Square, NE           -           285          1,142              230
   Regency Westpointe, NE (5)           (7)          530          3,147              864
   25 Independence Blvd., NJ            (8)        4,547         18,141               51
   Bridgewater Exec. Quarters, NJ    4,433         2,075          7,337               20
   Executive Place, NJ                   -           944         11,347               27
   Frontier Exec. Quarters I, NJ        (8)        4,200         33,892              242
   Frontier Exec. Quarters II, NJ       (8)          631          5,091               65
   Gatehall, NJ                          -         1,865          7,427              495
   Morristown Medical Offices, NJ        -           518          1,832                6
   Vreeland Business Ctr., NJ            -         1,863          8,714               39
   Citibank Park, NV                    (8)        4,628         18,442              865
   Thousand Oaks, TN                     -         9,741         40,355              962
   Post Oak Place, TX                    -           396          1,579               85
   4500 Plaza, UT (5)                  788         1,123          4,606              838
   2000 Corporate Ridge, VA         20,994           909         41,096              229
   700 South Washington, VA             (6)        1,981          7,894               53
   Cameron Run, VA                  10,194           414         18,964              231
   Globe Building, WA                    -           375          1,501              213
-----------------------------------------------------------------------------------------------------
         Office Total                             92,166        754,028           18,990
-----------------------------------------------------------------------------------------------------
                                     (continued)

                                     GLENBOROUGH REALTY TRUST INCORPORATED
                             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                December 31, 1998
                                                 (in thousands)


                                                   COLUMN E                 COLUMN F        COLUMN G          COLUMN H

                                             Gross Amount Carried
                                             at December 31, 1998
                                                   Buildings                                  (1)              Life
                                                      and         (3)      Accumulated       Date           Depreciated
     Description                        Land     Improvements    Total    Depreciation     Acquired            Over
-----------------------------------------------------------------------------------------------------------------------
Office Properties continued:
   Rockwall I & II, MD               $   807    $  47,522     $  48,329    $ 1,610            1/98          1-30 yrs.
   Bond Street Building, MI              716        2,458         3,174        198            9/96          1-40 yrs.
   Riverview Office Tower, MN          4,095       17,587        21,682      1,059            4/97          1-30 yrs.
   University Club Tower, MO           4,087       17,054        21,141      1,492            7/96          1-40 yrs.
   Woodlands Plaza, MO                 1,114        4,874         5,988        353            4/97          1-30 yrs.
   Edinburgh Center, NC                  984       14,399        15,383        486            1/98          1-30 yrs.
   One & Three Pacific Place, NE       1,985       18,079        20,064        452            5/98          1-30 yrs.
   One Professional Square, NE           285        1,372         1,657        126           10/96          1-30 yrs.
   Regency Westpointe, NE (5)            530        4,011         4,541      1,679            6/87          1-30 yrs.
   25 Independence Blvd., NJ           4,547       18,192        22,739        909            9/97          1-30 yrs.
   Bridgewater Exec. Quarters, NJ      2,075        7,357         9,432        368            9/97          1-30 yrs.
   Executive Place, NJ                   944       11,374        12,318        190            8/98          1-30 yrs.
   Frontier Exec. Quarters I, NJ       4,200       34,134        38,334      1,702            9/97          1-30 yrs.
   Frontier Exec. Quarters II, NJ        631        5,156         5,787        256            9/97          1-30 yrs.
   Gatehall, NJ                        1,865        7,922         9,787        388            9/97          1-30 yrs.
   Morristown Medical Offices, NJ        518        1,838         2,356         92            9/97          1-30 yrs.
   Vreeland Business Ctr., NJ          1,863        8,753        10,616        218            6/98          1-30 yrs.
   Citibank Park, NV                   4,628       19,307        23,935        824            9/97          1-30 yrs.
   Thousand Oaks, TN                   9,741       41,317        51,058      1,746           12/97          1-30 yrs.
   Post Oak Place, TX                    396        1,664         2,060         89            9/97          1-30 yrs.
   4500 Plaza, UT (5)                  1,123        5,444         6,567      2,817            3/86          1-30 yrs.
   2000 Corporate Ridge, VA              909       41,325        42,234      1,377            1/98          1-30 yrs.
   700 South Washington, VA            1,981        7,947         9,928        465            4/97          1-30 yrs.
   Cameron Run, VA                       414       19,195        19,609        648            1/98          1-30 yrs.
   Globe Building, WA                    375        1,714         2,089        162           10/96          1-30 yrs.
-----------------------------------------------------------------------------------------------------------------------
         Office Total                 92,166      773,018       865,184     35,318
-----------------------------------------------------------------------------------------------------------------------
                                              (continued)

                                     GLENBOROUGH REALTY TRUST INCORPORATED
                             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                December 31, 1998
                                                 (in thousands)


           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                       Company (1)             Acquisition (4)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
------------------------------------------------------------------------------------------------------
Office/Flex Properties:
   Baseline Business Park, AZ      $     -       $   886       $  3,527           $  190
   Hoover Industrial, AZ                 -           322          1,290               80
   Magnolia Industrial, AZ               -           322          1,241              151
   Chatsworth Ind. Park, CA            795           264          1,014               62
   Dominguez Industrial, CA              -           697          2,662              137
   Dunn Way Industrial, CA               -           427          1,601              227
   Glassell Industrial Center, CA    1,278           704          2,630              228
   Kraemer Industrial Park, CA       1,442           401          1,537              106
   Monroe Industrial, CA               713           282          1,101              105
   Rancho Bernardo, CA                   -           518          2,072               55
   Scripps Terrace, CA                   -           678          2,685               73
   Tierrasanta Research Park, CA        (8)        1,303          5,189              727
   Upland Industrial, CA                 -           155            576               81
   Gateway Eight, CO                    (9)          442          3,870               30
   Gateway Four, CO                    (10)          523          3,517               28
   Gateway One, CO                   2,416           402          3,608               27
   Gateway Six, CO                     (10)          568          5,040              129
   Northglenn Bus. Center, CO            -         1,335          3,354               37
   Valley Business Park, CO              -         1,764          7,027              134
   Cypress Creek Bus. Center, FL         -           876          3,490              525
   Fingerhut Business Center, FL         -         1,188          3,282               10
   Grand Regency Business Ctr., FL       -         1,120          4,302            1,082
   Lake Point Business Park, FL         (6)        1,344          5,343              244
   Newport Business Center, FL           -           654          2,604              171
   Primeco Business Center, FL           -           950          3,418               12
   Oakbrook Corners, GA                 (8)        1,057          4,209               98
   The Business Park, GA                (8)        1,485          5,912              375
   Covance Business Center, IN           -         1,405         15,109                -
   Park 100 - Building 42, IN (5)        -           712          3,286             (522)
                                         (continued)

                                     GLENBOROUGH REALTY TRUST INCORPORATED
                             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                December 31, 1998
                                                 (in thousands)

                                                COLUMN E                COLUMN F        COLUMN G          COLUMN H


                                          Gross Amount Carried
                                          at December 31, 1998
                                                Buildings                                  (1)              Life
                                                   and         (3)      Accumulated       Date           Depreciated
     Description                     Land     Improvements    Total    Depreciation     Acquired            Over
--------------------------------------------------------------------------------------------------------------------
   Baseline Business Park, AZ      $  886      $ 3,717      $  4,603     $  193            9/97          1-30 yrs.
   Hoover Industrial, AZ              322        1,370         1,692        114           10/96          1-30 yrs.
   Magnolia Industrial, AZ            322        1,392         1,714         82            6/97          1-30 yrs.
   Chatsworth Ind. Park, CA           264        1,076         1,340         62            4/97          1-30 yrs.
   Dominguez Industrial, CA           697        2,799         3,496        166            4/97          1-30 yrs.
   Dunn Way Industrial, CA            427        1,828         2,255        112            4/97          1-30 yrs.
   Glassell Industrial Center, CA     704        2,858         3,562        166            4/97          1-30 yrs.
   Kraemer Industrial Park, CA        401        1,643         2,044         99            4/97          1-30 yrs.
   Monroe Industrial, CA              282        1,206         1,488         72            4/97          1-30 yrs.
   Rancho Bernardo, CA                518        2,127         2,645        189           10/96          1-30 yrs.
   Scripps Terrace, CA                678        2,758         3,436        137            9/97          1-30 yrs.
   Tierrasanta Research Park, CA    1,303        5,916         7,219        342            9/97          1-30 yrs.
   Upland Industrial, CA              155          657           812         41            4/97          1-30 yrs.
   Gateway Eight, CO                  442        3,900         4,342         65            7/98          1-30 yrs.
   Gateway Four, CO                   523        3,545         4,068         59            7/98          1-30 yrs.
   Gateway One, CO                    402        3,635         4,037         60            7/98          1-30 yrs.
   Gateway Six, CO                    568        5,169         5,737         97            7/98          1-30 yrs.
   Northglenn Bus. Center, CO       1,335        3,391         4,726        141           12/97          1-30 yrs.
   Valley Business Park, CO         1,764        7,161         8,925        357            9/97          1-30 yrs.
   Cypress Creek Bus. Center, FL      876        4,015         4,891        210            9/97          1-30 yrs.
   Fingerhut Business Center, FL    1,188        3,292         4,480        137           12/97          1-30 yrs.
   Grand Regency Business Ctr., FL  1,120        5,384         6,504        286           12/97          1-30 yrs.
   Lake Point Business Park, FL     1,344        5,587         6,931        345            4/97          1-30 yrs.
   Newport Business Center, FL        654        2,775         3,429        142            9/97          1-30 yrs.
   Primeco Business Center, FL        950        3,430         4,380        143           12/97          1-30 yrs.
   Oakbrook Corners, GA             1,057        4,307         5,364        219            9/97          1-30 yrs.
   The Business Park, GA            1,485        6,287         7,772        323            9/97          1-30 yrs.
   Covance Business Center, IN      1,405       15,109        16,514        294            7/98          1-30 yrs.
   Park 100 - Building 42, IN (5)     712        2,764         3,476        773           10/86          5-25 yrs.
                                        (continued)

                                     GLENBOROUGH REALTY TRUST INCORPORATED
                             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                December 31, 1998
                                                 (in thousands)

           COLUMN A                  COLUMN B              COLUMN C               COLUMN D

                                                                           Cost Capitalized (Reduced)
                                                     Initial Cost to            Subsequent to
                                                       Company (1)              Acquisition (4)
                                                                 Buildings
                                                                    and
     Description                    Encumbrances      Land      Improvements     Improvements
-------------------------------------------------------------------------------------------------------
Office/Flex Properties continued:
   Canton Business Center, MA        $ 3,318        $  796       $  6,758            $  29
   Fisher-Pierce, MA                      (6)          718          2,860              115
   Columbia Warehouse, MD                  -           393          1,565                9
   Germantown Business Center, MD         (8)        1,442          5,753               17
   Bryant Lake Business Center, MN        (8)        1,907          7,531              751
   Riverview Industrial Park, MN           -           841          3,348              213
   Winnetka Industrial Center, MN          -         1,189          4,737               87
   Woodlands Tech Center, MO              (6)          949          3,773              431
   Fairfield Business Quarters, NJ     2,794           817          3,479               67
   Fox Hollow Bus. Quarters, NJ            -         1,576          2,358              119
   Palms Business Center III, NV          (8)        3,984         10,207               73
   Palms Business Center IV, NV           (8)          627          3,272               15
   Palms Business Center North, NV        (8)        2,492          7,067               43
   Palms Business Center South, NV        (8)        4,134          9,610              133
   Post Palms Business Center, NV          -         2,522          9,453               65
   Clark Avenue, PA                        -           649          2,584               20
   Lehigh Valley Exec. Campus, PA          -         1,748         12,826              210
   Valley Forge Corporate Center, PA       -         2,614         34,805              126
   Walnut Creek Bus. Center, TX        1,371           774          3,093              140
   Kent Business Park, WA                 (8)        1,211          4,822               52
-------------------------------------------------------------------------------------------------------
         Office/Flex Total                          54,167        244,397            7,317
-------------------------------------------------------------------------------------------------------
Industrial Properties:
   Fairmont Commerce Center, AZ            -           735          2,928               21
   Fifth Street Industrial, AZ             -           654          2,522               86
   Benicia Industrial Park, CA (5)        (7)          978          4,787              203
   Coronado Industrial, CA                (8)          711          2,831               41
   East Anaheim Industrial, CA            (8)        1,480          3,282               23
                                            (continued)

                                     GLENBOROUGH REALTY TRUST INCORPORATED
                             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                December 31, 1998
                                                 (in thousands)

                                                 COLUMN E                 COLUMN F        COLUMN G          COLUMN H


                                            Gross Amount Carried
                                            at  December 31, 1998
                                                  Buildings                                  (1)              Life
                                                     and         (3)      Accumulated       Date           Depreciated
     Description                       Land     Improvements    Total    Depreciation     Acquired            Over
----------------------------------------------------------------------------------------------------------------------
Office/Flex Properties continued:
   Canton Business Center, MA        $  796      $ 6,787      $  7,583     $  233            3/98          1-30 yrs.
   Fisher-Pierce, MA                    718        2,975         3,693        168            4/97          1-30 yrs.
   Columbia Warehouse, MD               393        1,574         1,967         65           10/97          1-30 yrs.
   Germantown Business Center, MD     1,442        5,770         7,212        288            9/97          1-30 yrs.
   Bryant Lake Business Center, MN    1,907        8,282        10,189        344           11/97          1-30 yrs.
   Riverview Industrial Park, MN        841        3,561         4,402        171            9/97          1-30 yrs.
   Winnetka Industrial Center, MN     1,189        4,824         6,013        238            9/97          1-30 yrs.
   Woodlands Tech Center, MO            949        4,204         5,153        289            4/97          1-30 yrs.
   Fairfield Business Quarters, NJ      817        3,546         4,363        174            9/97          1-30 yrs.
   Fox Hollow Bus. Quarters, NJ       1,576        2,477         4,053        127            9/97          1-30 yrs.
   Palms Business Center III, NV      3,984       10,280        14,264        429           10/97          1-30 yrs.
   Palms Business Center IV, NV         627        3,287         3,914        137           10/97          1-30 yrs.
   Palms Business Center North, NV    2,492        7,110         9,602        297           10/97          1-30 yrs.
   Palms Business Center South, NV    4,134        9,743        13,877        410           10/97          1-30 yrs.
   Post Palms Business Center, NV     2,522        9,518        12,040        399           10/97          1-30 yrs.
   Clark Avenue, PA                     649        2,604         3,253        130            9/97          1-30 yrs.
   Lehigh Valley Exec. Campus, PA     1,748       13,036        14,784        436            1/98          1-30 yrs.
   Valley Forge Corporate Center, PA  2,614       34,931        37,545      1,173            1/98          1-30 yrs.
   Walnut Creek Bus. Center, TX         774        3,233         4,007        262           10/96          1-30 yrs.
   Kent Business Park, WA             1,211        4,874         6,085        247            9/97          1-30 yrs.
----------------------------------------------------------------------------------------------------------------------
         Office/Flex Total           54,167      251,714       305,881     11,443
----------------------------------------------------------------------------------------------------------------------
Industrial Properties:
   Fairmont Commerce Center, AZ         735        2,949         3,684        123           10/97          1-30 yrs.
   Fifth Street Industrial, AZ          654        2,608         3,262        153            6/97          1-30 yrs.
   Benicia Industrial Park, CA (5)      978        4,990         5,968      2,034            7/86          1-30 yrs.
   Coronado Industrial, CA              711        2,872         3,583        143            9/97          1-30 yrs.
   East Anaheim Industrial, CA        1,480        3,305         4,785        138           10/97          1-30 yrs.
                                              (continued)

                                     GLENBOROUGH REALTY TRUST INCORPORATED
                             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                December 31, 1998
                                                 (in thousands)

           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                        Company (1)            Acquisition (4)
                                                               Buildings
                                                                  and
     Description                  Encumbrances      Land      Improvements     Improvements
-----------------------------------------------------------------------------------------------------
Industrial Properties continued:
   Springdale Commerce Center, CA       (8)      $ 1,030       $  4,101          $    74
   Gateway Nine, CO                 $4,764612      4,941            214              612
   Gateway Seven, CO                   (10)          638          5,143              183
   Gateway Ten, CO                      (9)          524          4,762               36
   Gateway Three, CO                   (10)          508          4,704               38
   Gateway Two, CO                   3,890           561          4,425               35
   Burnham Industrial Warehouse, FL      -           594          2,366               10
   Atlantic Industrial, GA               -           634          3,866           (1,278)
   Bonnie Lane Business Center, IL       -           738          2,938               20
   Glenn Avenue Business Center, IL      -           565          2,250               10
   Navistar International, IL (5)       (7)          793         10,941           (4,122)
   Wood Dale Business Center, IL         -           603          2,403               38
   Park 100 - Building 46, IN (5)        -             -              -              211
   J.I. Case Equip. Corp., KS (5)        -           236          3,264           (1,250)
   Flanders Industrial Park, MA          -           738          5,634              193
   Forest Street Business Center, MA     -           227          1,801               27
   Southworth-Milton, MA                (6)        1,922          7,652               78
   Navistar International, MD (5)       (7)          356          4,911           (1,879)
   Cottontail Distribution Center, NJ9,782         1,616         16,278               68
   Eatontown Industrial, NJ              -           765          1,963               19
   Jencraft Industrial, NJ              (8)        1,326          4,975               14
   J.I. Case Equip. Corp., TN (5)        -           187          2,583             (988)
   Mercantile I, TX                      -           783          3,133              192
   Quaker Industrial, TX                 -           103            412               42
   Sea Tac II, WA (5)                    -           712          1,474             (178)
-----------------------------------------------------------------------------------------------------
         Industrial Total                         21,329        123,270           (7,819)
-----------------------------------------------------------------------------------------------------
                                        (continued)

                                     GLENBOROUGH REALTY TRUST INCORPORATED
                             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                December 31, 1998
                                                 (in thousands)

                                                   COLUMN E                 COLUMN F        COLUMN G          COLUMN H


                                             Gross Amount Carried
                                             at December 31, 1998
                                                   Buildings                                  (1)              Life
                                                      and         (3)      Accumulated       Date           Depreciated
     Description                 Enc    Land     Improvements    Total    Depreciation     Acquired            Over
-----------------------------------------------------------------------------------------------------------------------
Industrial Properties continued:
   Springdale Commerce Center, CA    $ 1,030      $ 4,175      $  5,205     $  206            9/97          1-30 yrs.
   Gateway Nine, CO                      612        5,155         5,767        103            7/98          1-30 yrs.
   Gateway Seven, CO                     638        5,326         5,964         88            7/98          1-30 yrs.
   Gateway Ten, CO                       524        4,798         5,322         80            7/98          1-30 yrs.
   Gateway Three, CO                     508        4,742         5,250         79            7/98          1-30 yrs.
   Gateway Two, CO                       561        4,460         5,021         74            7/98          1-30 yrs.
   Burnham Industrial Warehouse, FL      594        2,376         2,970        119            9/97          1-30 yrs.
   Atlantic Industrial, GA               634        2,588         3,222        120            9/97          1-30 yrs.
   Bonnie Lane Business Center, IL       738        2,958         3,696        148            9/97          1-30 yrs.
   Glenn Avenue Business Center, IL      565        2,260         2,825        113            9/97          1-30 yrs.
   Navistar International, IL (5)        793        6,819         7,612      2,040            3/84            50 yrs.
   Wood Dale Business Center, IL         603        2,441         3,044        121            9/97          1-30 yrs.
   Park 100 - Building 46, IN (5)          -          211           211        135           10/86          5-25 yrs.
   J.I. Case Equip. Corp., KS (5)        236        2,014         2,250        598            3/84            50 yrs.
   Flanders Industrial Park, MA          738        5,827         6,565        204            3/98          1-30 yrs.
   Forest Street Business Center, MA     227        1,828         2,055         56            3/98          1-30 yrs.
   Southworth-Milton, MA               1,922        7,730         9,652        449            4/97          1-30 yrs.
   Navistar International, MD (5)        356        3,032         3,388        899            3/84            50 yrs.
   Cottontail Distribution Center, NJ  1,616       16,346        17,962        409            6/98          1-30 yrs.
   Eatontown Industrial, NJ              765        1,982         2,747         98            9/97          1-30 yrs.
   Jencraft Industrial, NJ             1,326        4,989         6,315        249            9/97          1-30 yrs.
   J.I. Case Equip. Corp., TN (5)        187        1,595         1,782        474            3/84            50 yrs.
   Mercantile I, TX                      783        3,325         4,108        328           10/96          1-30 yrs.
   Quaker Industrial, TX                 103          454           557         45           10/96          1-30 yrs.
   Sea Tac II, WA (5)                    712        1,296         2,008        391            2/86          5-25 yrs.
-----------------------------------------------------------------------------------------------------------------------
         Industrial Total             21,329      115,451       136,780     10,217
-----------------------------------------------------------------------------------------------------------------------

                                                                                       (continued)

                                     GLENBOROUGH REALTY TRUST INCORPORATED
                             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                December 31, 1998
                                                 (in thousands)

           COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                        Company (1)            Acquisition (4)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
------------------------------------------------------------------------------------------------------
Retail Properties:
   Park Center, CA (5)             $     -       $ 1,748       $  3,296           $ (502)
   Sonora Plaza, CA                  4,891         1,948          7,781               68
   Piedmont Plaza, FL                    -         1,317          5,233               70
   River Run Shopping Ctr., FL           -         1,428          5,687               53
   Westwood Plaza, FL (5)               (7)        2,599          5,110            2,745
   Shannon Crossing, GA (5)             (7)        2,487          2,075              360
   Westbrook Commons, IL                (8)        3,067         12,213              495
   Broad Ripple Retail Center, IN        -           542          3,876              123
   Cross Creek Retail Center, IN     5,019         1,516          4,351              144
   Geist Retail Centre, IN           4,366         1,012          4,828              182
   Woodfield Centre, IN                  -           765          4,685              187
   Goshen Plaza, MD                      -           994          3,958               26
   Auburn North, WA                      -         1,100          4,397            1,213
------------------------------------------------------------------------------------------------------
        Retail Total                              20,523         67,490            5,164
------------------------------------------------------------------------------------------------------
Multi-Family Properties:
   Overlook Apartments, AZ              (6)        2,274          9,036              181
   Aspen Ridge, CO                   7,500           983          8,853               55
   Stone Ridge at Vinings, GA          (11)        1,881         16,942               55
   Woodmere Trace, GA                  (11)        1,002          9,029               25
   Crosscreek Apartments, IN         6,287           701          9,042               41
   Harcourt Club Apartments, IN      3,800           437          5,389               62
   Island Club Apartments, IN       12,097           713         15,596               81
   Arrowood Crossing I & II, NC         (8)        1,837          7,222              430
   The Chase (Commonwealth), NC      3,167           784          3,083              163
   The Chase (Monroe), NC               (8)        1,033          4,062              117
   Sabal Point I, II & III, NC          (8)        3,714         14,602              583
   Sharonridge I & II, NC            1,744           527          2,071               57
   The Courtyard, NC                 1,584           438          1,723               85
                                     (continued)

                                     GLENBOROUGH REALTY TRUST INCORPORATED
                             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                December 31, 1998
                                                 (in thousands)

                                                   COLUMN E                COLUMN F        COLUMN G          COLUMN H

                                            Gross Amount Carried
                                            at December 31, 1998
                                                  Buildings                                  (1)              Life
                                                     and         (3)      Accumulated       Date           Depreciated
     Description                       Land     Improvements    Total    Depreciation     Acquired            Over
----------------------------------------------------------------------------------------------------------------------
Retail Properties:
   Park Center, CA (5)              $ 1,748      $ 2,794      $  4,542    $   750            9/86          5-25 yrs.
   Sonora Plaza, CA                   1,948        7,849         9,797        652           11/96          1-30 yrs.
   Piedmont Plaza, FL                 1,317        5,303         6,620        311            4/97          1-30 yrs.
   River Run Shopping Ctr., FL        1,428        5,740         7,168        289            9/97          1-30 yrs.
   Westwood Plaza, FL (5)             2,599        7,855        10,454      2,918            1/88          1-30 yrs.
   Shannon Crossing, GA (5)           2,487        2,435         4,922      1,766           10/88          1-30 yrs.
   Westbrook Commons, IL              3,067       12,708        15,775        621            9/97          1-30 yrs.
   Broad Ripple Retail Center, IN       542        3,999         4,541         97            4/98          1-30 yrs.
   Cross Creek Retail Center, IN      1,516        4,495         6,011        111            4/98          1-30 yrs.
   Geist Retail Centre, IN            1,012        5,010         6,022        124            4/98          1-30 yrs.
   Woodfield Centre, IN                 765        4,872         5,637        118            4/98          1-30 yrs.
   Goshen Plaza, MD                     994        3,984         4,978        199            9/97          1-30 yrs.
   Auburn North, WA                   1,100        5,610         6,710        413           10/96          1-30 yrs.
----------------------------------------------------------------------------------------------------------------------
        Retail Total                 20,523       72,654        93,177      8,369
----------------------------------------------------------------------------------------------------------------------
Multi-Family Properties:
   Overlook Apartments, AZ            2,274        9,217        11,491        544            4/97          1-30 yrs.
   Aspen Ridge, CO                      983        8,908         9,891        152            6/98          1-30 yrs.
   Stone Ridge at Vinings, GA         1,881       16,997        18,878        288            6/98          1-30 yrs.
   Woodmere Trace, GA                 1,002        9,054        10,056        154            6/98          1-30 yrs.
   Crosscreek Apartments, IN            701        9,083         9,784        228            4/98          1-30 yrs.
   Harcourt Club Apartments, IN         437        5,451         5,888        136            4/98          1-30 yrs.
   Island Club Apartments, IN           713       15,677        16,390        393            4/98          1-30 yrs.
   Arrowood Crossing I & II, NC        1,837       7,652         9,489        316           12/97          1-30 yrs.
   The Chase (Commonwealth), NC        784         3,246         4,030        136           12/97          1-30 yrs.
   The Chase (Monroe), NC             1,033        4,179         5,212        177           12/97          1-30 yrs.
   Sabal Point I, II & III, NC        3,714       15,185        18,899        634           12/97          1-30 yrs.
   Sharonridge I & II, NC               527        2,128         2,655         90           12/97          1-30 yrs.
   The Courtyard, NC                    438        1,808         2,246         76           12/97          1-30 yrs.
                                                    (continued)

                                     GLENBOROUGH REALTY TRUST INCORPORATED
                             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                December 31, 1998
                                                 (in thousands)

          COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                       Company (1)             Acquisition (4)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
------------------------------------------------------------------------------------------------------
Multi-Family Properties continued:
   The Landing on Farmhurst, NC    $ 3,109        $  841       $  3,306            $ 105
   The Oaks, NC                      2,292           644          2,649              123
   Wendover Glen, NC                 2,480           597          2,346              186
   Willow Glen, NC                      (8)          823          3,236              150
   Sahara Gardens, NV                   (8)        1,872          7,500              580
   Villas De Mission, NV                (8)        1,924          7,695              282
   Player's Club of Brentwood, TN       (8)          800          7,205               52
   Bandera Crossing, TX                (11)          675          6,077               12
   Bear Creek Crossing, TX             (11)          627          5,650               17
   Cypress Creek Apartments, TX        (11)          732          6,591              214
   The Hollows, TX                     (11)        1,390         12,518               35
   Hunterwood, TX                      (11)          563          5,067               27
   Hunter's Chase, TX                  (11)        2,094         18,857               46
   Jefferson Creek, TX                 (12)        1,889         17,017               35
   Jefferson Place, TX                 (12)        2,620         23,598               46
   La Costa, TX                        (12)        2,826         25,453               56
   Longspur, TX                        (11)        1,240         11,165               46
   North Park Crossing, TX             (11)        1,147         10,332               25
   Silver Vale Crossing, TX            (11)        1,111         10,006               33
   The Park at Woodlake, TX             (8)        1,676         15,100              138
   Vista Crossing, TX                  (11)          737          6,643               16
   Walnut Creek Crossing, TX           (11)        1,286         11,586               20
   Willow Brook Crossing, TX           (11)          716          6,448              126
   Wind River Crossing, TX             (11)        1,437         12,939               72
------------------------------------------------------------------------------------------------------
        Multi-family Total                        46,591        345,634            4,377
------------------------------------------------------------------------------------------------------
                                              (continued)

                                     GLENBOROUGH REALTY TRUST INCORPORATED
                             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                December 31, 1998
                                                 (in thousands)

                                                  COLUMN E                 COLUMN F        COLUMN G          COLUMN H


                                            Gross Amount Carried
                                            at December 31, 1998
                                                  Buildings                                  (1)             Life
                                                     and         (3)       Accumulated       Date         Depreciated
     Description                       Land     Improvements    Total     Depreciation     Acquired           Over
----------------------------------------------------------------------------------------------------------------------
Multi-Family Properties continued:
   The Landing on Farmhurst, NC      $  841      $ 3,411      $  4,252       $  142         12/97          1-30 yrs.
   The Oaks, NC                         644        2,772         3,416          115         12/97          1-30 yrs.
   Wendover Glen, NC                    597        2,532         3,129          108         12/97          1-30 yrs.
   Willow Glen, NC                      823        3,386         4,209          142         12/97          1-30 yrs.
   Sahara Gardens, NV                 1,872        8,080         9,952          654         10/96          1-30 yrs.
   Villas De Mission, NV              1,924        7,977         9,901          674         10/96          1-30 yrs.
   Player's Club of Brentwood, TN       800        7,257         8,057          122          6/98          1-30 yrs.
   Bandera Crossing, TX                 675        6,089         6,764          104          6/98          1-30 yrs.
   Bear Creek Crossing, TX              627        5,667         6,294           98          6/98          1-30 yrs.
   Cypress Creek Apartments, TX         732        6,805         7,537          116          6/98          1-30 yrs.
   The Hollows, TX                    1,390       12,553        13,943          216          6/98          1-30 yrs.
   Hunterwood, TX                       563        5,094         5,657           87          6/98          1-30 yrs.
   Hunter's Chase, TX                 2,094       18,903        20,997          322          6/98          1-30 yrs.
   Jefferson Creek, TX                1,889       17,052        18,941          288          6/98          1-30 yrs.
   Jefferson Place, TX                2,620       23,644        26,264          401          6/98          1-30 yrs.
   La Costa, TX                       2,826       25,509        28,335          432          6/98          1-30 yrs.
   Longspur, TX                       1,240       11,211        12,451          192          6/98          1-30 yrs.
   North Park Crossing, TX            1,147       10,357        11,504          178          6/98          1-30 yrs.
   Silver Vale Crossing, TX           1,111       10,039        11,150          172          6/98          1-30 yrs.
   The Park at Woodlake, TX           1,676       15,238        16,914          262          6/98          1-30 yrs.
   Vista Crossing, TX                   737        6,659         7,396          114          6/98          1-30 yrs.
   Walnut Creek Crossing, TX          1,286       11,606        12,892          198          6/98          1-30 yrs.
   Willow Brook Crossing, TX            716        6,574         7,290          112          6/98          1-30 yrs.
   Wind River Crossing, TX            1,437       13,011        14,448          223          6/98          1-30 yrs.
----------------------------------------------------------------------------------------------------------------------
        Multi-family Total           46,591      350,011       396,602        8,796
----------------------------------------------------------------------------------------------------------------------
                                             (continued)

                                     GLENBOROUGH REALTY TRUST INCORPORATED
                             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                December 31, 1998
                                                 (in thousands)

          COLUMN A                COLUMN B               COLUMN C               COLUMN D

                                                                        Cost Capitalized (Reduced)
                                                     Initial Cost to           Subsequent to
                                                       Company (1)             Acquisition (4)
                                                               Buildings
                                                                  and
     Description                 Encumbrances      Land      Improvements     Improvements
---------------------------------------------------------------------------------------------------
Hotel Properties:
   Country Inn & Suites by Carlson:
     Scottsdale, AZ            $     4,255     $       -   $     12,117         $     82
   Country Suites by Carlson:
     Ontario, CA (5)                    (7)        1,145          5,576              518
     Arlington, TX (5)                  (7)        1,611          5,346            1,289
---------------------------------------------------------------------------------------------------
        Hotel Total                                2,756         23,039            1,889
---------------------------------------------------------------------------------------------------
        Combined Total         $   228,299     $ 237,532   $  1,557,858         $ 29,918
===================================================================================================


(1) Initial cost and date acquired by GRT Predecessor Entities, where applicable.
(2) The Company holds a participating first mortgage interest in the property.  In accordance with GAAP, the Company is accounting for the property as though it holds fee title.
(3) The aggregate cost for Federal income tax purposes is  $1,704,942.
(4) Bracketed amounts represent reductions to carrying value in prior years.
(5) Initial Cost represents original book value carried forward from the financial statements of the GRT Predecessor Entities.
(6) Cross collateralized loan secured by ten properties - $58,942.
(7) Cross collateralized loan secured by eight properties - $13,220.
(8) Cross collateralized loans secured by 35 properties - $234,871.
(9) Cross collateralized loan secured by three properties - $15,650.
(10) Cross collateralized loan secured by four properties - $14,309.
(11) Cross collateralized loan secured by 15 properties - $114,950.
(12) Cross collateralized loan secured by three properties - $53,469.

                                     GLENBOROUGH REALTY TRUST INCORPORATED
                             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                December 31, 1998
                                                 (in thousands)

          COLUMN A                              COLUMN E              COLUMN F        COLUMN G          COLUMN H


                                          Gross Amount Carried
                                          at December 31, 1998
                                                Buildings                                  (1)              Life
                                                   and         (3)      Accumulated       Date           Depreciated
     Description                     Land     Improvements    Total    Depreciation     Acquired            Over
--------------------------------------------------------------------------------------------------------------------
Hotel Properties:
   Country Inn & Suites by Carlson:
     Scottsdale, AZ            $        -    $  12,199   $    12,199    $   1,197          2/97          3-30 yrs.
   Country Suites by Carlson:
     Ontario, CA (5)                1,145        6,094         7,239        3,470         11/86          5-30 yrs.
     Arlington, TX (5)              1,611        6,635         8,246        4,059         12/86          5-30 yrs.
--------------------------------------------------------------------------------------------------------------------
        Hotel Total                 2,756       24,928        27,684        8,726
--------------------------------------------------------------------------------------------------------------------
        Combined Total         $  237,532  $ 1,587,776   $ 1,825,308    $  82,869
====================================================================================================================


(1) Initial cost and date acquired by GRT Predecessor Entities, where applicable.
(2) The Company holds a participating first mortgage interest in the property.  In accordance with GAAP, the Company is accounting for the property as though it holds fee title.
(3) The aggregate cost for Federal income tax purposes is  $1,704,942.
(4) Bracketed amounts represent reductions to carrying value in prior years.
(5) Initial Cost represents original book value carried forward from the financial statements of the GRT Predecessor Entities.
(6) Cross collateralized loan secured by ten properties - $58,942.
(7) Cross collateralized loan secured by eight properties - $13,220.
(8) Cross collateralized loans secured by 35 properties - $234,871.
(9) Cross collateralized loan secured by three properties - $15,650.
(10) Cross collateralized loan secured by four properties - $14,309.
(11) Cross collateralized loan secured by 15 properties - $114,950.
(12) Cross collateralized loan secured by three properties - $53,469.

                       GLENBOROUGH REALTY TRUST INCORPORATED
               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                  December 31, 1998
                                    (in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31:

                                          1998                      1997                       1996
                                    -----------------          ----------------          -----------------
Investments in real estate:

Balance at beginning of year          $   866,431                 $  190,729                $  102,451

Additions during year:
Property acquisitions                     999,091                    687,523                    89,653
Improvements                               14,079                      2,691                     1,572

Retirements/sales                         (54,293)                   (14,512)                   (2,947)
                                    -----------------          ----------------          -----------------

Balance at end of year                $ 1,825,308                 $  866,431                $  190,729
                                    =================          ================          =================

Accumulated Depreciation:

Balance at beginning of year          $    41,213                 $   28,784                $   24,877

Additions during year:
Depreciation                               49,450                     14,496                     4,305
Acquisitions                                    -                        443                        -

Retirements/sales                          (7,794)                    (2,510)                     (398)
                                    -----------------          ----------------          -----------------

Balance at end of year                $    82,869                 $   41,213                $   28,784
                                    =================          ================          =================



                                    GLENBOROUGH REALTY TRUST INCORPORATED
                      SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

                                             December 31, 1998
                                               (in thousands)

         COLUMN A              COLUMN B          COLUMN C          COLUMN D
 Description of Loan and        Current                            Periodic
    Securing Property        Interest Rate    Maturity Date     Payment Terms
First Mortgage Loan                                               Quarterly
Secured by land located                                         interest-only
in Aurora, Colorado               13%             7/1/05           payments

First Mortgage Loan
Secured by a hotel                                                 Monthly
property located in                                             interest-only
Dallas, Texas                     9%             3/31/99           payments

First Mortgage Loan
Secured by a medical                                               Monthly
building in Phoenix,                                            interest-only
Arizona                           11%            11/19/99          payments





(1) The loan amount is $3,850,000, of which $2,694,000 was initially disbursed to the borrower and
    $1,156,000 was held by the Company as leasing and interest reserves. As of December 31, 1998, $790,000 of the leasing and interest reserves have been drawn by the borrower.



                            GLENBOROUGH REALTY TRUST INCORPORATED
               SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

                                      December 31, 1998
                                        (in thousands)

         COLUMN A             COLUMN E          COLUMN F           COLUMN G                 COLUMN H
                                                                                      Principal Amount of
                                                                                        Loans Subject to
 Description of Loan and                         Face              Carrying                Delinquent
    Securing Property       Prior Liens         Amount              Amount            Principal or Interest
First Mortgage Loan
Secured by land located
in Aurora, Colorado             None           $ 34,349           $  35,336                  None

First Mortgage Loan
Secured by a hotel
property located in
Dallas, Texas                   None              3,600               3,600                  None

First Mortgage Loan
Secured by a medical
building in Phoenix,
Arizona                         None              3,850               3,484    (1)           None
                                            ---------------    ---------------

                               Total           $ 41,799           $  42,420
                                            ===============    ===============

(1) The loan amount is $3,850,000, of which $2,694,000 was initially disbursed to the borrower and
    $1,156,000 was held by the Company as leasing and interest reserves. As of December 31, 1998, $790,000 of the leasing and interest reserves have been drawn by the borrower.



                                  GLENBOROUGH REALTY TRUST INCORPORATED
                      SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

                                             December 31, 1998
                                              (in thousands)


The following is a summary of changes in the carrying amount of mortgage loans for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                           1998                        1997                        1996
                                    -------------------          ------------------          ------------------
Balance at beginning of year            $   3,692                    $  9,905                    $  7,465

Additions during year:
   New mortgage loans                      39,613                       1,855                       2,694

Deductions during year:
   Collections of principal                  (885)                     (8,068)                       (254)
                                    -------------------          ------------------          ------------------

Balance at end of year                  $  42,420                    $  3,692                    $  9,905
                                    ===================          ==================          ==================



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


                      GLENBOROUGH REALTY TRUST INCORPORATED




                                   By: Glenborough Realty Trust Incorporated,



      Date:  March 16, 1999                    /S/ Robert Batinovich
                                               Robert Batinovich
                                               Chairman of the Board
                                               and Chief Executive Officer





      Date:  March 16, 1999                    /S/ Andrew Batinovich
                                               Andrew Batinovich
                                               Director, President and
                                               Chief Operating Officer





      Date:  March 16, 1999                    /S/ Stephen Saul
                                               Stephen Saul
                                               Chief Financial Officer
                                               (Principal Financial Officer)





      Date:  March 16, 1999                    /S/ Terri Garnick
                                               Terri Garnick
                                               Senior Vice President,
                                               Chief Accounting Officer,
                                               Treasurer
                                               (Principal Accounting Officer)





      Date:  March 16, 1999                    /S/ Laura Wallace
                                               Laura Wallace
                                               Director

                                 Exhibit Index

Exhibit
Number                                               Exhibit Title

3.01 Articles of Amendment and Restatement of Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1998.

3.02 Amended Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.03 The Company's Form of Articles Supplementary relating to the 7-3/4% Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.03 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

3.04 Articles Supplementary of the Series B Preferred Stock (relating to the Rights Plan) are incorporated herein by reference to Exhibit
         3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

4.01 Form of Common Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.02 to the Company's Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

4.02 Form of 7-3/4% Series A Convertible Preferred Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A which was filed on January 22, 1998.

10.01 Form of Indemnification Agreement for existing Officers and Directors of the Company is incorporated herein by reference to
         Exhibit 10.02 to the Company's Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

10.02* Stock Incentive Plan of the Company (amended and restated as of March 20, 1997) is incorporated herein by reference to Exhibit 4.0 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.03* Employment Agreement between the Company and Robert Batinovich is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.04* Employment Agreement between the Company and Andrew Batinovich is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.05 Rights Agreement, dated as of July 20, 1998, between the Company and the Registrar and Transfer Company, together with Exhibit A Form of Rights Certificate; Exhibit B Summary of Rights to Purchase Preferred Stock; and Exhibit C Form of Articles Supplementary of the Series B Preferred Stock are incorporated herein by reference to Exhibit 1 to the Company's Form 8-A, filed on July 16, 1998.

10.06 Registration Agreement between the Company and GPA, Ltd. is incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.07 Indemnification Agreement for Glenborough Realty Corporation and the Company, with Robert Batinovich as indemnitor is incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Exhibit
Number                               Exhibit Title

11.01 Statement re: Computation of Per Share Earnings is shown in Note 9 of the Consolidated Financial Statements of the Company in Item 14.

12.01 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21.01    Significant Subsidiaries of the Registrant

23.01    Consent of Arthur Andersen LLP, independent public accountants

27.01    Financial Data Schedule

*        Indicates management contract or compensatory plan or arrangement.

Exhibit 12.1

GLENBOROUGH REALTY TRUST INCORPORATED
Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
For the five years ended December 31, 1998


                                                        GRT Predecessor
                                                           Entities,
                                                            Combined                           The Company
                                                    -------------------------   ------------------------------------------

                                                                      Twelve Months Ended December 31,
                                                    ----------------------------------------------------------------------
                                                       1994          1995          1996           1997            1998
                                                    -----------   ------------  ------------   ------------    -----------
EARNINGS, AS DEFINED

Net Income (Loss) before Preferred Dividends         $ 1,580       $    524      $ (1,609)      $ 19,368       $  44,602
Extraordinary items                                        -              -           186            843           1,400
Federal & State income taxes                             176            357             -              -               -
Minority Interest                                         43              -           292          1,119           2,550
Fixed Charges                                          1,140          2,129         3,913          9,668          53,289
                                                    -----------   ------------  ------------   ------------    -----------

                                                     $ 2,939       $  3,010      $  2,782       $ 30,998       $ 101,841
                                                    -----------   ------------  ------------   ------------    -----------

FIXED CHARGES AND PREFERRED DIVIDENDS, AS DEFINED

Interest Expense                                     $ 1,140       $  2,129      $  3,913       $  9,668       $  53,289
Capitalized Interest                                       -              -             -              -           1,108
Preferred Dividends                                        -              -             -              -          20,620
                                                    -----------   ------------  ------------   ------------    -----------
                                                     $ 1,140       $  2,129      $  3,913       $  9,668       $  75,017

RATIO OF EARNINGS TO FIXED CHARGES                      2.58           1.41          0.71   (1)     3.21            1.87
                                                    -----------   ------------  ------------   ------------    -----------

RATIO OF EARNINGS TO FIXED CHARGES AND PREFERRED
   DIVIDENDS                                            2.58           1.41          0.71   (1)     3.21            1.36
                                                    -----------   ------------  ------------   ------------    -----------

(1) For the twelve months ended December 31, 1996, earnings were insufficient to cover fixed charges by $1,131.

Exhibit 21.1

SIGNIFICANT SUBSIDIARIES OF THE REGISTRANT

Glenborough Properties, L.P., a California Limited Partnership

Exhibit 23.1

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated March 15, 1999 on the financial statements of Glenborough Realty Trust Incorporated included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 333-27677, 333-28601, 333-34329, 333-49845, 333-61319, 333-67839 and 333-70463.

                                            /s/ ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP

San Francisco, California
March 15, 1999