Form 10-Q
period 1999-03-31
GLENBOROUGH REALTY TRUST INC
filed 1999-05-14
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

                                 Yes X No___

As of May 13, 1999, 31,672,539 shares of Common Stock ($.001 par value) and 11,500,000 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value) were outstanding.

                                     INDEX
                     GLENBOROUGH REALTY TRUST INCORPORATED

                                                                      Page No.
PART I        FINANCIAL INFORMATION

Item 1.       Consolidated  Financial  Statements of  Glenborough
              Realty Trust Incorporated (Unaudited except for the Consolidated Balance Sheet at December 31,
              1998):

                 Consolidated  Balance  Sheets at March 31,  1999
                 and December 31, 1998                                      3

                 Consolidated Statements of Operations for the
                 three months ended March 31, 1999 and 1998                 4

                 Consolidated Statement of Stockholders'
                 Equity for the three months ended March 31, 1999           5

                 Consolidated Statements of Cash Flows for
                 the three months ended March 31, 1999 and 1998           6-7

                 Notes to Consolidated Financial Statements              8-18

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       19-25

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                         26-27

Item 4.       Submission of Matters to a Vote of Security Holders          27

Item 5.       Other Information                                            27

Item 6.       Exhibits and Reports on Form 8-K                             28

SIGNATURES                                                                 29

EXHIBIT INDEX                                                              30

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


                      GLENBOROUGH REALTY TRUST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                     March 31,      December 31,
                                                       1999             1998
                                                    (Unaudited)      (Audited)
                                                   ------------    ------------
ASSETS
   Rental property, net of accumulated
    depreciation of $76,064 and $72,941
    in  1999  and  1998, respectively               $1,644,620      $1,720,579
   Real estate held for sale                            91,618          21,860
   Investments in Development                           36,772          35,131
   Investments in Associated Companies                   8,992           8,807
   Mortgage loans receivable                            43,413          42,420
   Cash and cash equivalents                             3,808           4,357
   Other assets                                         46,614          45,862
                                                   ------------    ------------
      TOTAL ASSETS                                  $1,875,837      $1,879,016
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage loans                                   $  730,376      $  708,578
   Unsecured Series A Senior Notes                     150,000         150,000
   Unsecured bank line                                  54,307          63,519
   Other liabilities                                    23,812          28,921
                                                   ------------    ------------
     Total liabilities                                 958,495         951,018
                                                   ------------    ------------

Commitments and contingencies                               --              --

Minority interest                                       98,403          99,465

Stockholders' Equity:
   Common stock, 31,689,539 and 31,758,915 shares
     issued and outstanding at March 31, 1999 and
     December 31, 1998, respectively                        32              32
   Preferred  stock,  11,500,000  shares issued
     and outstanding at March 31, 1999 and
     December 31, 1998                                      11              11
   Additional paid-in capital                          864,372         865,692
   Deferred compensation                                  (158)           (181)
   Retained earnings (deficit)                         (45,318)        (37,021)
                                                   ------------    ------------
     Total stockholders' equity                        818,939         828,533
                                                   ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                     $1,875,837      $1,879,016
                                                   ============    ============

           See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1999 and 1998
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                      1999               1998
                                                   -----------       -----------
REVENUE
   Rental revenue                                   $  64,641         $  45,963
   Fees and reimbursements from affiliates              1,131               473
   Interest and other income                            1,659               357
   Equity in earnings of Associated Companies             309               352
   Net gain on sales of real estate assets              1,351             1,446
                                                   -----------       -----------
     Total revenue                                     69,091            48,591
                                                   -----------       -----------

EXPENSES
   Property operating expenses                         22,001            14,324
   General and administrative                           2,222             2,222
   Depreciation and amortization                       15,092            10,009
   Interest expense                                    16,540             9,145
                                                   -----------       -----------
     Total expenses                                    55,855            35,700
                                                   -----------       -----------

Income from operations before minority
   interest and extraordinary item                     13,236            12,891
  Minority interest                                      (667)             (678)
                                                   -----------       -----------
  Net income before extraordinary item                 12,569            12,213
Extraordinary item:
Loss on early extinguishment of debt                   (1,991)               --
                                                   -----------       -----------
Net income                                             10,578            12,213
Preferred dividends                                    (5,570)           (3,910)
                                                   -----------       -----------
Net income available to Common Stockholders         $   5,008         $   8,303
                                                   ===========       ===========

Basic Per Share Data:
Net income available to Common
   Stockholders before extraordinary item           $    0.22         $    0.26
Extraordinary item                                      (0.06)               --
                                                   -----------       -----------
Net income available to Common Stockholders         $    0.16         $    0.26
                                                   ===========       ===========
Basic weighted average shares outstanding          31,764,834        31,548,706
                                                   ===========       ===========
Diluted Per Share Data:
Net income available to Common
   Stockholders before extraordinary item           $    0.21         $    0.26
Extraordinary item                                      (0.05)               --
                                                   -----------       -----------
Net income available to Common Stockholders         $    0.16         $    0.26
                                                   ===========       ===========
Diluted weighted average shares outstanding        36,098,374        34,372,364
                                                   ===========       ===========

           See accompanying notes to consolidated financial statements


                                   GLENBOROUGH REALTY TRUST INCORPORATED
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 For the three months ended March 31, 1999
                                               (in thousands)
                                                (Unaudited)

                                 Common         Preferred
                                 Stock            Stock
                           ---------------- ----------------
                                                               Additional  Deferred   Retained
                                        Par              Par    Paid-in    Compen-    Earnings
                               Shares  Value   Shares   Value   Capital    sation     (Deficit)     Total
                           -------------------------------------------------------------------------------

Balance at December 31, 1998   31,759   $ 32   11,500   $ 11   $ 865,692   $ (181)   $(37,021)   $828,533

Exercise of stock options          50     --       --     --         750       --          --         750

Conversion of Operating
   Partnership units into
   common stock                     1     --       --     --          --       --          --          --

Common stock repurchases         (120)    --       --     --      (2,070)      --          --      (2,070)

Amortization of deferred
   compensation                    --     --       --     --          --       23          --          23

Unrealized gain on
   marketable securities           --     --       --     --          --       --          34          34

Distributions                      --     --       --     --          --       --     (18,909)    (18,909)

Net income                         --     --       --     --          --       --      10,578      10,578
                           -------------------------------------------------------------------------------

Balance at March 31, 1999      31,690   $ 32   11,500   $ 11   $ 864,372   $ (158)   $(45,318)   $818,939
                           ===============================================================================

                        See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                 (in thousands)
                                   (Unaudited)



                                                   1999                1998
                                                -----------         ----------
Cash flows from operating activities:
   Net income                                   $  10,578           $  12,213
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Depreciation and amortization                15,092              10,009
      Amortization of loan fees,
       included in interest expense                   485                 418
      Minority interest in income from
        operations                                    667                 678
      Equity in earnings of Associated
        Companies                                    (309)               (352)
      Net gain on sales of real estate assets      (1,351)             (1,446)
      Loss on early extinguishment of debt          1,991                  --
      Amortization of deferred compensation            23                  23
      Changes in certain assets and
        liabilities, net                           (5,189)             (4,771)
                                                -----------         ----------
        Net cash provided by operating
           activities                              21,987              16,772
                                                -----------         ----------

Cash flows from investing activities:
   Net proceeds from sales of real
      estate assets                                17,522              28,559
   Additions to real estate assets                (14,176)           (412,585)
   Investments in Development                      (3,488)                 --
   Additions to mortgage loans receivable            (993)                (49)
   Principal receipts on mortgage loans
      receivable                                       --                   1
   Advances to affiliates                            (200)                 --
   Distributions from Associated Companies            124                 548
                                                -----------         ----------
        Net cash used for investing
           activities                              (1,211)           (383,526)
                                                -----------         ----------


                                    continued

           See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS -continued
               For the three months ended March 31, 1999 and 1998
                                 (in thousands)
                                   (Unaudited)


                                                   1999               1998
                                                -----------       -----------
Cash flows from financing activities:
   Proceeds from borrowings                     $  44,000         $ 159,365
   Repayment of borrowings                        (45,514)         (201,005)
   Draws from (payments into ) lender
      impound accounts, net                         2,147            (1,445)
   Proceeds from issuance of Series A
      Senior Notes                                     --           150,000
   Distributions to minority interest holders      (1,729)           (1,005)
   Distributions to stockholders                  (18,909)          (13,250)
   Exercise of stock options                          750                10
   Repurchases of common stock                     (2,070)               --
   Proceeds from issuance of preferred
      stock, net of offering costs                     --           275,680
                                                -----------       -----------

      Net cash provided by (used for)
         financing activities                     (21,325)          368,350
                                                -----------       -----------

Net increase (decrease) in cash and cash
   equivalents                                       (549)            1,596

Cash and cash equivalents at beginning
   of period                                        4,357             5,070
                                                -----------       -----------

Cash and cash equivalents at end of period      $   3,808         $   6,666
                                                ===========       ===========

Supplemental disclosure of cash flow information:

   Cash paid for interest (net of capitalized
      interest of $643 in 1999)                 $  16,684         $   7,329
                                                ===========       ===========

Supplemental disclosure of Non-Cash
   Investing and Financing Activities:

   Acquisition of real estate through
      assumption of first trust deed
      notes payable                             $  14,100         $ 105,756
                                                ===========       ===========

   Acquisition of real estate through
      issuance of shares of common stock
      and Operating Partnership units           $      --         $     116
                                                ===========       ===========


           See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 1999


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

Subsequent to the Consolidation on December 31, 1995, and through March 31, 1999, the following Common Stock transactions occurred: (i) 37,000 shares of Common Stock were issued to officers and directors as stock compensation; (ii) 25,446,000 shares were issued in four separate public equity offerings; (iii) 448,172 shares were issued in connection with various acquisitions; (iv) 72,407 shares were issued in connection with the exercise of employee stock options;
(v) 52,310 shares were issued in connection with the exchange of Operating Partnership units; (vi) 120,000 shares were repurchased by the Company (see discussion below) and (vii) 59 shares were retired, resulting in total shares of Common Stock issued and outstanding at March 31, 1999, of 31,689,539. Assuming the issuance of 4,218,192 shares of Common Stock issuable upon redemption of 4,218,192 partnership units in the Operating Partnership, there would be 35,907,731 shares of Common Stock outstanding as of March 31, 1999.

In January 1998, the Company completed a public offering of 11,500,000 shares of 7 3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The shares are convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Shares of Preferred Stock issued and outstanding at March 31, 1999, totaled 11,500,000.

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

In January 1999, the Company's Board of Directors authorized the Company to repurchase up to 3.1 million shares of its outstanding Common Stock. This represents approximately 10% of the Company's total outstanding Common Stock. Such purchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors. As of March 31, 1999, 120,000 shares had been repurchased at an average price of $17.21.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a 87.25% limited partner interest at March 31, 1999, is Glenborough Properties, L.P. (the "Operating Partnership"). As of March 31, 1999, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 181 real estate projects.

As of March 31, 1999, the Operating Partnership also holds 100% of the non-voting preferred stock of the following two Associated Companies (the "Associated Companies"):

   Glenborough Corporation ("GC") is the general partner of several real estate limited partnerships and provides asset and property management and development services for these partnerships (the "Managed Partnerships"). It also provides partnership administration, asset management, property management and development services to a group of unaffiliated partnerships which include three public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has significant real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships").

   Glenborough Hotel Group ("GHG") owns an approximate 36% limited partner interest in a real estate joint venture.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements present the consolidated financial position of the Company as of March 31, 1999, and December 31, 1998, and the consolidated results of operations and cash flows of the Company for the three months ended March 31, 1999 and 1998. All intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of March 31, 1999, and for the period then ended.

Reclassification
Certain prior year balances have been reclassified to conform to the current year presentation.

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

At March 31, 1999, the Company was not a party to any open interest rate protection agreements.

Deferred Financing and Other Fees
Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related notes payable or leases and are included in other assets.

Investments in Development Alliances
The Company, through mezzanine loans and equity contributions, invests in various development alliances with projects currently under development. The interest on advances and other direct project costs incurred by the Company are capitalized to the investment during the period in which the projects are under development. See Note 6 for further discussion.

Minority Interest
Minority interest represents the 11.75% limited partner interests in the Operating Partnership not held by the Company.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

For the three months ended March 31, 1999, no tenants represented 10% or more of rental revenue of the Company.

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

Reference to 1998 Audited Financial Statements
These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1998 audited financial statements.

Note 3.     INVESTMENTS IN REAL ESTATE

Acquisitions
In the first quarter of 1999, the Company acquired a 285 unit multifamily property ("Springs of Indian Creek") located in Carrolton, Texas. The property is the first phase of a two phase project comprising a total of 519 units. The 234 unit second phase of the project is currently under construction through one of the Company's development alliances and is expected to be completed in the first quarter of the year 2000. The total acquisition cost, including capitalized costs of Phase I was approximately $20.8 million comprising: (i) approximately $14.1 million in assumption of debt and (ii) the balance in cash. In addition, the Company acquired a 1.45-acre parcel containing 34,500 square feet of industrial buildings in Los Angeles, California, near the Los Angeles International Airport. The total acquisition cost, including capitalized costs, was approximately $3.1 million, which was paid entirely in cash. The property has been leased to a single tenant under a 15-year triple-net lease.

Dispositions
In the first quarter of 1999, the Company sold seven properties, including five office/flex properties and two retail properties, and a small partial interest in a REIT. These assets were sold for an aggregate sales price of approximately $27.3 million and generated an aggregate net gain of approximately $1,351,000. These transactions are reflected as the net gain on sales of real estate assets on the accompanying consolidated statement of operations for the three months ended March 31, 1999.

Prospective Acquisitions and Dispositions
The Company has entered into a definitive agreement to acquire all of the real estate assets of Prudential-Bache/Equitec Real Estate Partnership, a California limited partnership in which the managing general partner is Prudential-Bache
Properties, Inc., and in which GC and Robert Batinovich have served as co-general partners since March 1994, but do not hold a material equity or economic interest (the "Pru-Bache Portfolio"). The total acquisition cost, including capitalized costs, is expected to be approximately $49.9 million, which is to be paid entirely in cash. The Company anticipates that the cash will be funded with proceeds from the sales of real estate assets. The Pru-Bache Portfolio comprises four office buildings aggregating 405,825 square feet and one office/flex property containing 121,645 square feet. This acquisition is subject to certain contingencies, including customary closing conditions and the resolution of litigation relating to the proposed acquisition, to which neither the Company nor the Operating Partnership is a party.

The Company has entered into short-term lease agreements on the hotel properties located in Arlington, Texas, and Ontario, California, with the prospective purchasers of these properties. These prospective purchasers have entered into purchase agreements for these properties, with anticipated closing dates of June 30, 1999. The leases terminate on the closing date of the sale of the properties. The net book value of the two hotel properties totals $7,832,000 at March 31, 1999. Net income earned by the Company (before depreciation) from the two hotels totaled $192,000 and $229,000 for the three months ended March 31, 1999 and 1998, respectively.

The Company has entered into separate definitive agreements to sell ten properties, including three office properties, four office/flex properties, one industrial property, one retail property and one multifamily property. These sales are expected to close in the second quarter of 1999 for an aggregate sales price of approximately $51 million. In addition, the Company is in active negotiations to sell another six properties, including one office property, one office/flex property, one industrial property and three retail properties. The six additional properties have an aggregate net book value of approximately $77.3 million at March 31, 1999, and are reflected as Real Estate Held For Sale on the accompanying consolidated balance sheet as of March 31, 1999. See Note 12 for discussion of sales subsequent to March 31, 1999.

Note 4.INVESTMENTS IN ASSOCIATED COMPANIES

The Company accounts for its investments in the Associated Companies (as defined in Note 1) using the equity method as a substantial portion of their economic benefits flow to the Company by virtue of its 100% non-voting preferred stock interest in each of them, which interests constitute substantially all of their capitalization. Two of the holders of the voting common stock of GC and one of the holders of the voting common stock of GHG are officers of the Company; however, the Company has no direct voting or management control of either GC or GHG. The Company records earnings on its investments in the Associated Companies equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based on cash flow allocation percentages. Distributions received from the Associated Companies are recorded as a reduction of the Company's investments.

As of March 31, 1999, the Company had the following investments in the Associated Companies (in thousands):

                                         GC        GHG       Total
                                      -------    -------    ------
Investment at December 31, 1998      $ 6,800    $ 2,007    $ 8,807
Distributions                           (124)        --       (124)
Equity in earnings (loss)                318         (9)       309
                                      -------    -------    ------
Investment at March 31, 1999         $ 6,994    $ 1,998    $ 8,992
                                      =======    =======    ======

Note 5.MORTGAGE LOANS RECEIVABLE

The Company's mortgage loans receivable consist of the following as of March 31, 1999, and December 31, 1998 (dollars in thousands):
                                                         1999            1998
                                                      ----------     -----------

Note  secured by an office  property in Phoenix,
AZ,  with a  fixed  interest  rate  of 11% and a
maturity date of November  1999. As of March 31,
1999, the Partnership is committed to additional
advances  totaling $221 for tenant  improvements
and other leasing costs.                              $   3,629       $   3,484

Note secured by a hotel property in Dallas,  TX,
with  a  fixed  interest  rate  of  9%,  monthly
interest-only  payments  and a maturity  date of
June 30, 1999                                             3,600           3,600

Note  secured  by Gateway  Park land  located in
Aurora, CO, with a stated fixed interest rate of
13%,  quarterly  interest-only  payments  and  a
maturity  date  of  July  2005  (see  below  for
further discussion)                                      36,184          35,336
                                                      ----------     -----------
Total                                                  $ 43,413       $  42,420
                                                      ==========     ===========

In 1998, the Company entered into a development alliance with The Pauls Corporation (see Note 6). In addition to this development alliance, the Company loaned approximately $34 million, secured by a First Mortgage, to continue the build-out of Gateway Park. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 2.2 million square feet of office, office/flex and industrial space and 1,600 multifamily units over the next ten years.

Note 6. INVESTMENTS IN DEVELOPMENT

The Company has formed 4 development alliances to which it has committed a total of approximately $43 million for the development of approximately 713,000 square feet of office, office/flex and distribution properties and 1,710 multifamily units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of

March 31, 1999, the Company has advanced approximately $34 million under these commitments. Under these development alliances, the Company has certain rights to purchase the properties upon completion of development over the next five years.

Note 7. SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, unsecured notes and notes payable outstanding as of March 31, 1999, and December 31, 1998 (dollars in thousands):

                                                             1999        1998
                                                          ----------  ----------
Secured loans with various lenders,  net of unamortized
discount  of $5,984  and  $6,140 at March 31,  1999 and
December 31, 1998, respectively. All loans have a fixed
interest  rate  of  6.125%  and  a  November  10,  2008
maturity date.  Monthly principal and interest payments
range between $296 and $458. These loans are secured by
35 properties  with an aggregate net carrying  value of
$405,796  and  $408,439 at March 31, 1999 and  December
31, 1998, respectively.                                   $ 234,383   $ 234,871

Secured loan with a bank with a fixed  interest rate of
7.50%,  monthly principal and interest payments of $443
and a maturity  date of  October  1, 2022.  The loan is
secured  by  ten  properties   with  an  aggregate  net
carrying  value of $109,226  and  $110,129 at March 31,
1999 and December 31, 1998, respectively.                    58,767      58,942

Secured  loan  with  an  investment  bank  with a fixed
interest rate of 7.57%,  monthly principal and interest
payments  (based upon a 25-year  amortization)  of $103
and a maturity  date of January 1, 2006.  This loan was
paid off in March 1999 with the proceeds from a new $26
million loan discussed below.                                    --      13,220

Secured loans with various lenders, bearing interest at
fixed  rates  between  6.95% and  9.25%  (approximately
$53,257 of these loans include an  unamortized  premium
of  approximately  $524  which  reduces  the  effective
interest  rate on those  instruments  to  6.75%),  with
monthly principal and interest payments ranging between
$8 and $371 and maturing at various  dates through July
1, 2008.  These loans are secured by properties with an
aggregate  net carrying  value of $439,832 and $447,444
at March 31, 1999 and December 31, 1998,  respectively.     258,545     261,938

Secured loans with various  banks  bearing  interest at
variable rates ranging between 7.25% and 8.18% at March
31, 1999 (approximately $114,692 of these loans include
an unamortized  premium of  approximately  $1,492 which
reduces   the   effective   interest   rate  on   those
instruments to 6.75%),  monthly  principal and interest
payments  ranging  between $16 and $800 and maturing at
various  dates through  December 22, 2000.  These loans
are  secured  by  properties   with  an  aggregate  net
carrying  value of $227,756  and  $179,438 at March 31,
1999  and  December  31,  1998,  respectively.              164,332     125,230

                                                             1999        1998
                                                          ----------  ----------
Secured loans with a lender,  bearing interest at fixed
rates between 7.60% and 7.85%,  with monthly  principal
and interest  payments ranging between $11 and $22. All
of these  loans have a  maturity  date of  December  1,
2030. These loans are secured by multifamily properties
with an  aggregate  net  carrying  value of $18,062 and
$19,060  at March  31,  1999  and  December  31,  1998,
respectively.                                              $ 14,349    $ 14,377

Unsecured  $100,000 line of credit with a bank ("Credit
Facility") with a variable  interest rate of LIBOR plus
1.625%  (6.630%  and  7.401%  at  March  31,  1999  and
December 31, 1998, respectively), monthly interest only
payments and a maturity date of December 22, 2000, with
one option to extend for 10 years.                           54,307      63,519

Unsecured  Series A Senior Notes with a fixed  interest
rate of 7.625%,  interest payable semiannually on March
15 and  September  15, and a maturity date of March 15,
2005.                                                       150,000     150,000
                                                          ----------  ----------
Total                                                      $934,683    $922,097
                                                          ==========  ==========

In March 1999, the Company obtained a $26 million loan from a commercial bank which bears interest at a variable rate of LIBOR plus 2.25% (7.25% at March 31, 1999). The loan is non-recourse and is secured by seven properties and has a maturity date of December 22, 1999, with an option to extend for six months. The proceeds were used to pay off a loan which was previously secured by these same properties and to reduce other debt. Five of the seven secured properties are currently being sold and the new loan provides flexibility for partial releases of collateral upon the sale of a property.

In connection with the loan payoff discussed above and the payoff of another loan upon the sale of an office/flex property, the Company incurred a loss on early extinguishment of debt of approximately $1,991,000, which consisted of prepayment penalties and the write-off of unamortized loan fees.

Some of the Company's properties are held in limited partnerships and limited liability companies in order to provide bankruptcy remote borrowers for certain lenders. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Company in accordance with Generally Accepted Accounting Principles ("GAAP").

The required principal payments on the Company's debt for the next five years and thereafter, as of March 31, 1999, are as follows (in thousands):

                         Year Ending
                         December 31,
                            1999           $122,966
                            2000            166,737
                            2001             15,528
                            2002             14,393
                            2003             37,981
                            Thereafter      577,078
                                            -------
                            Total          $934,683
                                            =======

Note 8.     RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $1,131,000 and $473,000 for the three months ended March 31, 1999 and 1998, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, the Company paid GC property management fees and salary reimbursements totaling $362,000 and $295,000 for the three months ended March 31, 1999 and 1998, respectively, for management of a portfolio of residential properties owned by the Company, which is included in property operating expenses on the accompanying consolidated statements of operations.

The Company acquired from a Managed Partnership an option to acquire all of its rights under a Lease with Option to Purchase Agreement, to acquire certain undeveloped land located in Burlingame, California. Upon expiration of the option period, the independent members of the Company's Board of Directors concluded that proceeding with the development of the property would have required that the Company incur substantial debt. Accordingly, on February 1, 1999, the Company elected not to proceed with the development and not to exercise the option in return for the Managed Partnership's agreement to reimburse the Company for $2,130,000 of predevelopment costs, $283,000 to be paid in cash with the balance in a promissory note bearing interest at 10% and due on the earlier of sale, refinance or March 31, 2002. The note also contains a participation in profits realized by the Managed Partnership from the development and sale of the property. The principal balance of the note is included in Other Assets on the accompanying consolidated balance sheet as of March 31, 1999.

Note 9.EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS No. 128 requires the disclosure of basic earnings per share and modified the guidance for computing diluted earnings per share. Basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

                                       Three months ended
                                            March 31,
                                     ----------------------
                                        1999        1998
                                     ----------  ----------
Net income available to common
    Stockholders - Basic             $   5,008   $    8,303
Minority interest                          667          678
                                     ----------  ----------
Net income available to common
    Stockholders - Diluted           $   5,675   $    8,981
                                     ----------  ----------

Weighted average shares:
Basic                               31,764,834   31,548,706
Stock options                          115,154      456,829
Convertible Operating Partnership
    units                            4,218,386    2,366,829
                                    ----------- -----------
Diluted                             36,098,374   34,372,364
                                    ----------- -----------

Basic earnings per share             $    0.16   $     0.26
Diluted earnings per share           $    0.16   $     0.26

Note 10.STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the "Plan") to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company's 1997 Annual Meeting of Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights ("SARs") or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights ("DERs"), Performance Units or Preference Shares. The total number of shares of Common Stock available under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under the Plan, may be granted under the Plan may not exceed 1,140,000 shares. The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No. 25. As of March 31, 1999, 37,000 shares of bonus grants have been issued under the Plan. The fair value of the shares granted have been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the respective vesting periods that range from 2 to 5 years. As March 31, 1999, 2,791,293 options to purchase shares of Common Stock were outstanding. The exercise price of each incentive stock option granted is greater than or equal to the per-share fair market value of the Common Stock on the date the option is granted and, as such, no compensation expense has been recognized. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

Note 11.SEGMENT INFORMATION

The Company owns a diverse portfolio of properties comprising six product types: office, office/flex, industrial, retail, multifamily and hotels. Each of these product types represents a reportable segment with distinct uses and tenant types which require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The office/flex portfolio consists of properties designed for a combination of office and warehouse uses. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consists primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the multifamily portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The Company's hotel operations are limited service "all-suite" properties leased to and operated by third parties. Two of the Company's hotels are in contract to be sold.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Company for its reportable segments as of and for the three months ended March 31, 1999 and 1998 is as follows (in thousands):

                                                                                        Multi-
1999                             Office      Office/Flex   Industrial      Retail       family        Hotel         Total
----                           -----------  -------------  -----------  -----------  ------------ ------------  -------------
Rental revenue                 $   29,836    $    9,532     $   4,764    $   3,241    $  16,670     $     598    $    64,641
Property operating expenses        11,512         2,849         1,115        1,176        7,255            97         24,004
                               ===========  =============  ===========  ===========  ============ ============  =============
Net operating income (NOI)     $   18,324    $    6,683     $   3,649    $   2,065    $   9,415     $     501    $    40,637
                               ===========  =============  ===========  ===========  ============ ============  =============

1998
----
Rental revenue                 $   26,058    $    8,579     $   3,293    $   2,388    $   3,762     $   1,883    $    45,963
Property operating expenses         9,483         2,569           800          865        1,466           480         15,663
                               ===========  =============  ===========  ===========  ============ ============  =============
Net operating income (NOI)     $   16,575    $    6,010     $   2,493    $   1,523    $   2,296     $   1,403    $    30,300
                               ===========  =============  ===========  ===========  ============ ============  =============

The following is a reconciliation of segment revenues and income to consolidated revenues and income for the periods presented above (in thousands):


                                                            1999                  1998
                                                      ----------------     ----------------
Revenues
Total revenue for reportable segments                   $     64,641         $     45,963
Other revenue (1)                                              4,450                2,628
                                                      ================     ================
Total consolidated revenues                             $     69,091         $     48,591
                                                      ================     ================

Net Income
NOI for reportable segments                             $     40,637         $     30,300
Elimination of internal property management fees               2,003                1,339
Unallocated amounts:
   Other revenue (1)                                           4,450                2,628
   General and administrative expenses                        (2,222)              (2,222)
   Depreciation and amortization                             (15,092)             (10,009)
   Interest expense                                          (16,540)              (9,145)
                                                      ================     ================
Income from operations  before minority interest and
   extraordinary items                                  $     13,236         $     12,891
                                                      ================     ================

(1) Other revenue includes fee income, interest and other income, equity in earnings of Associated Companies and net gain on sales of real estate assets.

Note 12.    SUBSEQUENT EVENTS

Subsequent to March 31, 1999, and through the date of this filing, the Company sold three properties, including one office property, one office/flex property and one retail property. These properties were sold for an aggregate sales price of $11,370,000 and generated an aggregate net gain of approximately $400,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of March 31, 1999, the Company owned and operated 181 income-producing properties (the "Properties," and each a "Property"). The Properties are comprised of 54 office Properties, 44 office/flex Properties, 31 industrial Properties, 11 retail
Properties, 38 multifamily Properties and 3 hotel Properties, located in 24 states.

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation, a California corporation, and eight public limited partnerships (the "Partnerships") collectively, the "GRT Predecessor Entities", merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with Glenborough Corporation, with the Company being the surviving entity; (iii) acquired an interest in three companies (the "Associated Companies"), two of which merged on June 30, 1997, that provide asset and property management services, as well as other services; and (iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner, and in which the Company holds a 87.25% limited partner interest at March 31, 1999. The Company operates the assets acquired in the Consolidation and in subsequent acquisitions (see further discussion below) and intends to continue to invest in income-producing property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company has elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The common and preferred stock of the Company (the "Common Stock" and the "Preferred Stock", respectively) are listed on the New York Stock Exchange ("NYSE") under the trading symbols "GLB" and "GLB Pr A", respectively.

Since the Consolidation, and consistent with its strategy for growth, the Company has completed the following transactions:

   Acquired 20 properties in 1996, 90 properties in 1997, 69 properties in 1998 and 2 properties in 1999. The total acquired Properties consist of an aggregate of approximately 15.7 million rentable square feet of office, office/flex, industrial and retail space, 9,638 multifamily units and 227 hotel suites and had aggregate acquisition costs, including capitalized costs, of approximately $1.8 billion.

   From January 1, 1996 to the date of this filing, sold 39 properties which were comprised of two office properties, eight office/flex properties, six industrial properties, 19 retail properties, one multifamily property and three hotel properties, to redeploy capital into properties the Company believes have characteristics more suited to its overall growth strategy and operating goals.

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

   Issued $150 million of unsecured 7.625% Series A Senior Notes which mature on March 15, 2005.

   Entered into 4 development alliances to which the Company has made advances of approximately $33 million and a loan (including accrued interest) of $36 million as of March 31, 1999.

The Company's principal business objectives are to achieve a stable and increasing source of cash flow available for distribution to stockholders. By achieving these objectives, the Company will seek to raise the value of its shares over time.

Results of Operations

Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998.

Rental Revenue. Rental revenue increased $18,678,000, or 41%, to $64,641,000 for the three months ended March 31, 1999, from $45,963,000 for the three months ended March 31, 1998. The increase included growth in revenue from the office, industrial, office/flex, retail and multifamily Properties of $3,778,000,
$1,471,000,  $953,000, $853,000 and $12,908,000,  respectively.  These increases were partially offset by a $1,285,000 decrease in revenue from the hotel Properties due to the 1998 sales of three hotels. Rental revenue generated from the 1996 Acquisitions and the 1997 Acquisitions (excluding properties that have been sold) increased $247,000 for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. Rental revenue generated from the first quarter 1998 Acquisitions (excluding properties that have been sold) increased $2,155,000 for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. Rental revenue for the three months ended March 31, 1999, also included $17,657,000 from the 1998 Acquisitions acquired subsequent to March 31, 1998. In addition, rental revenue of $456,000 was generated from the acquisition of two properties in 1999 (the "1999 Acquisitions"). These increases were offset by a $1,837,000 decrease in rental revenue due to the sales of 18 properties in 1998 and 1999.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the Managed Partnerships. This revenue increased $658,000, or 139%, to $1,131,000 for the three months ended March 31, 1999, from $473,000 for the three months ended March 31, 1998. The increase was primarily due to transaction fees from GC.

Interest and Other Income. Interest and other income increased $1,302,000, or 365%, to $1,659,000 for the three months ended March 31, 1999, from $357,000 for the three months ended March 31, 1998. The increase primarily consisted of interest income on a mortgage loan receivable secured by land located in Aurora, Colorado which originated on June 30, 1998, and interest earned on lender impound accounts, invested cash balances and notes receivable for tenant improvements.

Equity in Earnings of Associated Companies. Equity in earnings from Associated Companies decreased $43,000, or 12%, to $309,000 for the three months ended March 31, 1999, from $352,000 for the three months ended March 31, 1998. The decrease is primarily due to a decrease in earnings from GHG resulting from the sales and pending sales of the Company's hotel properties which resulted in the June 30, 1998, cancellation of GHG's hotel leases with the Company. This decrease is partially offset by a transaction fee earned by GC from a Managed Partnership.

Net Gain on Sales of Real Estate Assets. A net gain on sales of real estate assets of $1,351,000 during the three months ended March 31, 1999, resulted from the sale of five office/flex properties, two retail properties and a small partial interest in a REIT from the Company's portfolio. The net gain on sales of real estate assets of $1,446,000 during the three months ended March 31, 1998, resulted from the sale of one multifamily property, two industrial properties and one office/flex property from the Company's portfolio.

Property Operating Expenses. Property operating expenses increased $7,677,000, or 54%, to $22,001,000 for the three months ended March 31, 1999, from $14,324,000 for the three months ended March 31, 1998. Of this increase, $7,960,000 represents increases in property operating expenses attributable to the 1998 Acquisitions and the 1999 Acquisitions. This increase is partially offset by decreases in property operating expenses due to the 1998 and 1999 sales of properties.

General and Administrative Expenses. General and administrative expenses remained constant at $2,222,000 for the three months ended March 31, 1999 and 1998. However, as a percentage of rental revenue, general and administrative expenses decreased from 4.8% for the three months ended March 31, 1998 to 3.4% for the three months ended March 31, 1999.

Depreciation and Amortization. Depreciation and amortization increased $5,083,000, or 51%, to $15,092,000 for the three months ended March 31, 1999, from $10,009,000 for the three months ended March 31, 1998. The increase is primarily due to depreciation and amortization associated with the 1998 Acquisitions and 1999 Acquisitions.

Interest Expense. Interest expense increased $7,395,000, or 81%, to $16,540,000 for the three months ended March 31, 1999, from $9,145,000 for the three months ended March 31, 1998. Substantially all of the increase was the result of higher average borrowings during the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to new debt and the assumption of debt related to the 1998 Acquisitions and 1999 Acquisitions.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $1,991,000 during the three months ended March 31, 1999, consists of prepayment penalties and the write-off of unamortized loan fees upon the early payoff of debt. Two loans were paid-off early when more favorable terms were obtained through new financing (discussed below) and upon the sale of an office/flex property.

Liquidity and Capital Resources

Cash Flows
For the three months ended March 31, 1999, cash provided by operating activities increased by $6,660,000 to $21,987,000 as compared to $16,772,000 for the same period in 1998. The increase is primarily due to an increase in net income (before depreciation and amortization, minority interest, net gain on sales of real estate assets and loss on early extinguishment of debt) of $5,590,000 due to the 1998 Acquisitions and 1999 Acquisitions. Cash used for investing activities decreased by $382,315,000 to $1,211,000 for the three months ended March 31, 1999, as compared to $383,526,000 for the same period in 1998. The decrease is primarily due to a decrease in property acquisitions in 1999 as compared to the same period in 1998. During the three months ended March 31, 1998, the Company acquired 23 properties as compared to two properties during the three months ended March 31, 1999. Cash from financing activities decreased by $389,675,000 to $21,325,000 of cash used for financing activities for the three months ended March 31, 1999, as compared to $368,350,000 of cash provided by financing activities for the same period in 1998. This change was primarily due to a decrease in net proceeds from the issuance of stock and proceeds from new debt. In 1998, the Company completed an offering of Preferred Stock; there have been no offerings in 1999. In addition, in 1998, the Company issued $150,000,000 of unsecured Series A Senior Notes.

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

The Company's principal sources of funding for acquisitions, development, expansion and renovation of properties include the unsecured Credit Facility, permanent secured debt financing, public unsecured debt financing, public and private equity and debt issuances, the issuance of partnership units in the Operating Partnership, proceeds from property sales and cash flow provided by operations.

Mortgage Loans Receivable
Mortgage loans receivable increased from $42,420,000 at December 31, 1998, to $43,413,000 at March 31, 1999. This increase was primarily due to accrued interest on a loan made by the Company under a development alliance.

Secured and Unsecured Financing
Mortgage loans payable increased from $708,578,000 at December 31, 1998, to $730,376,000 at March 31, 1999. This increase resulted from the assumption of a $14.1 million mortgage loan in connection with a 1999 Acquisition and new financing of $26 million (as discussed below). These increases were partially offset by the payoff of approximately $16.1 million of mortgage loans in connection with 1999 sales of properties, refinancing of debt and scheduled principal payments of approximately $2.2 million.

In March 1999, the Company obtained a $26 million loan from a commercial bank which bears interest at a variable rate of LIBOR plus 2.25% (7.25% at March 31, 1999). The loan is non-recourse and is secured by seven properties and has a maturity date of December 22, 1999, with an option to extend for six months. The proceeds were used to pay off a loan which was previously secured by these same properties and to reduce other debt. Five of the seven secured properties are currently being sold and the new loan provides flexibility for partial releases of collateral upon the sale of a property.

The Company has an unsecured line of credit provided by a commercial bank (the "Credit Facility"). Outstanding borrowings under the Credit Facility decreased from $63,519,000 at December 31, 1998, to $54,307,000 at March 31, 1999, due to
pay downs from proceeds from the sales of properties and refinancing of a mortgage loan.

At March 31, 1999, the Company's total indebtedness included fixed-rate debt of $716,043,000 and floating-rate indebtedness of $218,640,000. Approximately 64% of the Company's total assets, comprising 110 properties, is encumbered by debt at March 31, 1999.

It is the Company's policy to manage its exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At March 31, 1999, approximately 23% of the Company's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates. The Company may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings that are reasonably assured of completion. It is not the Company's policy to engage in hedging activities for previously outstanding debt instruments or for speculative purposes. At March 31, 1999, the Company was not a party to any open interest rate protection agreements.

Equity and Debt Offerings
In January 1999, the Operating Partnership and the Company filed a shelf registration statement with the SEC (the "January 1999 Shelf Registration Statement") to register $300 million of debt securities of the Operating
Partnership and to carry forward the remaining $801.2 million in equity securities of the Company from a November 1997 shelf registration statement (declared effective by the SEC on December 18, 1997). The January 1999 Shelf Registration Statement was declared effective by the SEC on January 25, 1999. Therefore, the Operating Partnership and the Company have the capacity pursuant to the January 1999 Shelf Registration Statement to issue up to $300 million in debt securities and $801.2 million in equity securities, respectively. The Company currently has no plans to issue equity or debt under these shelf registrations.

Development Alliances
The Company has formed 4 development alliances to which it has committed a total of approximately $43 million for the development of approximately 713,000 square feet of office, office/flex and distribution properties and 1,710 multifamily units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of March 31, 1999, the Company has advanced approximately $34 million under these commitments. Under these development alliances, the Company has certain rights to purchase the properties upon completion of development over the next five years. In addition, the Company has loaned approximately $36 million (including accrued interest) under another development alliance to continue the build-out of a 1,200 acre master-planned development in Denver, Colorado.

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

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31, 1999 (in thousands, except weighted average shares and per share amounts):
                                               March
                                                 31,
                                                1999
                                             ---------
Net income before minority interest          $ 13,236
Preferred dividend requirement                 (5,570)
Net gain on sales of rental properties         (1,351)
Depreciation and amortization (1)              14,947
Adjustment to reflect FFO of
   Associated Companies (2)                       253
                                             ---------
FFO                                          $ 21,515
                                             =========

Amortization of deferred financing fees           485
Capital reserve                                (1,465)
Capital expenditures                           (2,573)
                                             ---------
CAD                                          $ 17,962
                                             =========
Distributions per share (3)                  $   0.42
                                             =========
Diluted   weighted   average  shares
    outstanding                            36,098,374
                                           ===========

(1)Excludes depreciation of corporate office fixed assets.

(2)Reflects the adjustments to FFO required to reflect the FFO of the Associated Companies allocable to the Company. The Company's investments in the Associated Companies are accounted for using the equity method of accounting.
(3)The distributions for the three months ended March 31, 1999, were paid on April 15, 1999.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future including the Company's belief that cash generated by operations will be adequate to meet operating requirements and to make distributions, the Company's expectations as to the timing of the completion of the development projects through its development alliances and the acquisition by the Company of properties developed through its development alliances. There can be no assurance that the actual outcomes or results will be consistent with such expectations, hopes, intentions, beliefs and strategies. Forward looking statements include statements regarding potential acquisitions, the anticipated performance of future acquisitions, recently completed acquisitions and existing properties, and statements regarding the Company's financing activities. All forward looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company's actual results could differ materially from those stated or implied in such forward-looking statements.

Factors which may cause the Company's results to differ include the inability to complete anticipated future acquisitions, defaults or non-renewal of leases, increased interest rates and operational costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws, increases in real property tax rates and other factors discussed under the caption "Forward Looking Statements; Factors That May Affect Operating Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and other risk factors set forth in the Company's other Securities and Exchange Commission filings. In addition, past performance of the Company's Common Stock is not necessarily indicative of results that will be obtained in the future from an investment in the Company's Common Stock. Furthermore, the Company makes distributions to stockholders if, as and when declared by its Board of Directors, and expects to continue its policy of paying quarterly distributions, however, there can be no assurance that distributions will continue or be paid at any specific level.

Impact of Year 2000 Compliance Costs on Operations

State of Readiness. The Company uses a number of computer software programs and operating systems across the entire organization. These programs and systems primarily comprise (i) information technology systems ("IT Systems") (i.e., software programs and computer operating systems) that serve management operations, and (ii) embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery systems (e.g., HVAC, fire safety and security) at the Company's properties ("Property Systems"). To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of these applications will be necessary.

   IT Systems. Employing a team made up of internal personnel and third-party consultants, the Company has completed its identification of IT Systems, including hardware components, that are not yet Year 2000 compliant. To the best of the Company's knowledge, based on available information and a reasonable level of inquiry and investigation, the Company has completed such upgrading of such systems that it believes are called for under the circumstances, and in accordance with prevailing industry practice. The Company has commenced a testing program which it anticipates will be completed during 1999. In addition, the Company is currently communicating with third parties with whom it does significant business, such as financial institutions, tenants and vendors, to determine their readiness for Year 2000 compliance.

   Property Systems. Employing a team made up of internal personnel and third-party consultants, the Company has also completed its identification of Property Systems, including hardware components, that are not yet Year 2000 compliant. The Company has commenced such upgrading of such systems that it believes are called for under the circumstances, based on available information and a reasonable level of inquiry and investigation, and in accordance with prevailing industry practice. Upon completion of such upgrading, the Company will initiate a testing program which it anticipates will be completed during 1999. To the best of the Company's knowledge, there are no Property Systems, the failure of which would have a material effect on operations.

Costs of Addressing the Company's Year 2000 Issues. Given the information known at this time about the Company's systems that are non-compliant, coupled with its ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, the Company does not expect Year 2000 compliance costs to have any material adverse impact on liquidity or ongoing results of operations. The costs of such assessment and remediation will be paid as an operating expense.

Risks of the Company's Year 2000 Issues. In light of the Company's assessment and upgrading efforts to date, and assuming completion of the planned, normal course-of-business upgrades and subsequent testing, the Company believes that any residual Year 2000 risk will be limited to non-critical business applications and support hardware, and to short-term interruptions affecting Property Systems which, if they occur at all, will not be material to overall operations. The Company believes that all of its systems will be Year 2000 compliant and that compliance will not materially adversely affect its future liquidity or results of operations or ability to service debt, but the Company cannot give absolute assurance that this is the case.

The Company's Contingency Plans. The Company is currently developing its contingency plans for all operations to address the most reasonably likely worst case scenarios regarding Year 2000 compliance. Such plans, however, will recognize material limitations on the Company's ability to plan for major regional or industrial failures such as regional power outages or regional or industrial communications breakdowns. The Company expects such contingency plans to be completed during 1999.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1999.

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

            On April 22, 1999, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      GLENBOROUGH REALTY TRUST INCORPORATED




                   By: Glenborough Realty Trust Incorporated,



    Date: May 14, 1999          /s/ Andrew Batinovich
                                ---------------------
                                Andrew Batinovich
                                Director, President
                                and Chief Operating Officer
                                (Principal Operating Officer)





    Date: May 14, 1999          /s/ Stephen Saul
                                ----------------
                                Stephen Saul
                                Executive Vice President
                                and Chief Financial Officer
                                (Principal Financial Officer)





    Date: May 14, 1999          /s/ Terri Garnick
                                -----------------
                                Terri Garnick
                                Senior Vice President,
                                Chief Accounting Officer,
                                Treasurer
                                (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                             Exhibit Title
----------   -------------------------------------------------------------------
11.1         Statement re: Computation of Per Share Earnings is shown in Note 9 of the Consolidated Financial Statements of the Company in Item 1.

12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

27.1         Financial Data Schedule.

Exhibit 12.1

GLENBOROUGH REALTY TRUST INCORPORATED
Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends
For the five years ended December 31, 1998
and the three months ended March 31, 1999

                                                GRT Predecessor
                                                   Entities,
                                                    Combined                                 The Company
                                             -----------------------   ------------------------------------------------------
                                                                                                                    Three
                                                                                                                    Months
                                                                                                                    Ended
                                                                 Year Ended December 31,                           March 31
                                             -----------------------------------------------------------------   ------------
                                                1994         1995         1996          1997          1998           1999
                                             ----------   ----------   ----------    ----------   ------------   ------------
EARNINGS, AS DEFINED
Net Income (Loss) before Preferred
   Dividends (2)                             $  1,580     $     524    $  (1,609)     $ 19,368    $    44,602     $  10,578
Extraordinary items                                --            --          186           843          1,400         1,991
Federal & State income taxes                      176           357           --            --             --            --
Minority Interest                                  43            --          292         1,119          2,550           667
Fixed Charges                                   1,140         2,129        3,913         9,668         53,289        16,540
                                             ----------   ----------   ----------    ----------   ------------   ------------
                                             $  2,939     $   3,010    $   2,782      $ 30,998    $   101,841     $  29,776
                                             ----------   ----------   ----------    ----------   ------------   ------------

FIXED CHARGES AND PREFERRED
   DIVIDENDS, AS DEFINED

Interest Expense                             $  1,140     $   2,129    $   3,913      $  9,668    $    53,289     $  16,540
Capitalized Interest                               --            --           --            --          1,108           643
Preferred Dividends                                --            --           --            --         20,620         5,570
                                             ----------   ----------   ----------    ----------   ------------   ------------
                                             $  1,140     $   2,129    $   3,913      $  9,668    $    75,017     $  22,753

RATIO OF EARNINGS TO FIXED CHARGES               2.58          1.41         0.71 (1)      3.21           1.87          1.73
                                             ----------   ----------   ----------    ----------   ------------   ------------

RATIO OF EARNINGS TO FIXED CHARGES AND
   PREFERRED DIVIDENDS                           2.58          1.41         0.71 (1)      3.21           1.36          1.31
                                             ----------   ----------   ----------    ----------   ------------   ------------

(1) For the twelve months ended December 31, 1996, earnings were insufficient to cover fixed charges by $1,131.
(2) Net Income (Loss) before Preferred Dividends includes depreciation and amortization expense.