Form 10-Q
period 1999-06-30
GLENBOROUGH REALTY TRUST INC
filed 1999-08-13
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                   Yes X No___


As of July 31, 1999, 31,324,351 shares of Common Stock ($.001 par value) and 11,500,000 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value) were outstanding.

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED

                                                                 Page No.
PART I    FINANCIAL INFORMATION

Item  1.  Consolidated   Financial  Statements  of
          Glenborough  Realty  Trust  Incorporated
          (Unaudited  except for the  Consolidated
          Balance Sheet at December 31, 1998):

               Consolidated Balance Sheets at June
               30, 1999 and December 31, 1998                       3

               Consolidated      Statements     of
               Operations for the six months ended
               June 30, 1999 and 1998                               4

               Consolidated      Statements     of
               Operations  for  the  three  months
               ended June 30, 1999 and 1998                         5

               Consolidated      Statement      of
               Stockholders'  Equity  for  the six
               months ended June 30, 1999                           6

               Consolidated   Statements  of  Cash
               Flows for the six months ended June
               30, 1999 and 1998                                  7-8

               Notes  to  Consolidated   Financial
               Statements                                        9-20

Item 2.   Management's  Discussion and Analysis of
          Financial   Condition   and  Results  of
          Operations                                            21-29

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                        30

Item 4.   Submission of Matters to a Vote of Security Holders      30

Item 6.   Exhibits and Reports on Form 8-K                         31

SIGNATURES                                                         32

EXHIBIT INDEX                                                      33

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


                                         GLENBOROUGH REALTY TRUST INCORPORATED
                                              CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share amounts)

                                                                                  June 30,               December 31,
                                                                                    1999                     1998
                                                                                 (Unaudited)              (Audited)
                                                                               ----------------        -----------------
ASSETS
     Rental property, net of accumulated depreciation of
       $83,713 and $72,951 in 1999 and 1998, respectively                      $    1,584,220          $     1,720,579
     Real estate held for sale                                                         48,641                   21,860
     Investments in Development                                                        39,293                   35,131
     Investments in Associated Companies                                                7,960                    8,807
     Mortgage loans receivable                                                         43,982                   42,420
     Cash and cash equivalents                                                          2,001                    4,357
     Other assets                                                                      61,881                   45,862
                                                                               ----------------        -----------------

         TOTAL ASSETS                                                          $    1,787,978          $     1,879,016
                                                                               ================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgage loans                                                            $      692,384          $       708,578
     Unsecured Series A Senior Notes                                                  132,890                  150,000
     Unsecured bank line                                                               21,247                   63,519
     Other liabilities                                                                 28,309                   28,921
                                                                               ----------------        -----------------
       Total liabilities                                                              874,830                  951,018
                                                                               ----------------        -----------------

Commitments and contingencies                                                               --                       --

Minority interest                                                                      98,115                   99,465

Stockholders' Equity:
     Common stock, 31,593,251 and 31,758,915 shares issued
       and outstanding at June 30, 1999 and
       December 31, 1998, respectively                                                     32                       32
     Preferred stock, 11,500,000 shares issued and outstanding
       at June 30, 1999 and December 31, 1998                                              11                       11
     Additional paid-in capital                                                       862,823                  865,692
     Deferred compensation                                                               (685)                    (181)
     Retained earnings (deficit)                                                      (47,148)                 (37,021)
                                                                               ----------------        -----------------
       Total stockholders' equity                                                     815,033                  828,533
                                                                               ----------------        -----------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                           $    1,787,978          $     1,879,016
                                                                               ================        =================

                              See accompanying notes to consolidated financial statements


                                        GLENBOROUGH REALTY TRUST INCORPORATED
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the six months ended June 30, 1999 and 1998
                                      (in thousands, except per share amounts)
                                                     (Unaudited)

                                                                                1999                        1998
                                                                           ---------------             ---------------
REVENUE
     Rental revenue                                                        $     129,193               $      97,582
     Fees and reimbursements from affiliates                                       1,874                       1,232
     Interest and other income                                                     3,437                         603
     Equity in earnings (loss) of Associated Companies                              (565)                      1,061
     Net gain on sales of real estate assets                                       7,093                       2,139
                                                                           ---------------             ---------------
       Total revenue                                                             141,032                     102,617
                                                                           ---------------             ---------------

EXPENSES
     Property operating expenses                                                  43,861                      30,589
     General and administrative                                                    4,773                       4,825
     Depreciation and amortization                                                29,312                      20,943
     Interest expense                                                             32,958                      18,852
                                                                           ---------------             ---------------
       Total expenses                                                            110,904                      75,209
                                                                           ---------------             ---------------

Income from operations before minority interest and
     extraordinary item                                                           30,128                      27,408
   Minority interest                                                              (2,196)                     (1,274)
                                                                           ---------------             ---------------
   Net income before extraordinary item                                           27,932                      26,134
Extraordinary item:
Net loss on early extinguishment of debt                                            (303)                         --
                                                                           ---------------             ---------------
Net income                                                                        27,629                      26,134
Preferred dividends                                                              (11,140)                     (9,480)
                                                                           ---------------             ---------------
Net income available to Common Stockholders                                $      16,489               $      16,654
                                                                           ===============             ===============


Basic Per Share Data:
Net income available to Common Stockholders before
     extraordinary item                                                    $        0.53               $        0.53
Extraordinary item                                                                (0.01)                          --
                                                                           ===============             ===============
Net income available to Common Stockholders                                $        0.52               $        0.53
                                                                           ===============             ===============
Basic weighted average shares outstanding                                     31,714,274                  31,598,648
                                                                           ===============             ===============

Diluted Per Share Data:
Net income available to Common Stockholders before
     extraordinary item                                                    $        0.53               $        0.52
Extraordinary item                                                                (0.01)                          --
                                                                           ===============             ===============
Net income available to Common Stockholders                                $        0.52               $        0.52
                                                                           ===============             ===============
Diluted weighted average shares outstanding                                   36,040,578                  34,612,985
                                                                           ===============             ===============

                              See accompanying notes to consolidated financial statements



                                        GLENBOROUGH REALTY TRUST INCORPORATED
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                  For the three  months  ended June 30, 1999 and 1998
                                        (in  thousands, except per share amounts)
                                                       (Unaudited)

                                                                                1999                        1998
                                                                           ---------------             ---------------
REVENUE
     Rental revenue                                                        $      64,552               $      51,619
     Fees and reimbursements from affiliates                                         743                         759
     Interest and other income                                                     1,778                         246
     Equity in earnings (loss) of Associated Companies                              (874)                        709
     Net gain on sales of real estate assets                                       5,742                         693
                                                                           ---------------             ---------------
       Total revenue                                                              71,941                      54,026
                                                                           ---------------             ---------------

EXPENSES
     Property operating expenses                                                  21,860                      16,265
     General and administrative                                                    2,551                       2,603
     Depreciation and amortization                                                14,220                      10,934
     Interest expense                                                             16,418                       9,707
                                                                           ---------------             ---------------
       Total expenses                                                             55,049                      39,509
                                                                           ---------------             ---------------

Income from operations before minority interest and
     extraordinary item                                                           16,892                      14,517
   Minority interest                                                              (1,529)                       (596)
                                                                           ---------------             ---------------
   Net income before extraordinary item                                           15,363                      13,921
Extraordinary item:
Net gain on early extinguishment of debt                                           1,688                          --
                                                                           ---------------             ---------------
Net income                                                                        17,051                      13,921
Preferred dividends                                                               (5,570)                     (5,570)
                                                                           ---------------             ---------------
Net income available to Common Stockholders                                $      11,481               $       8,351
                                                                           ===============             ===============


Basic Per Share Data:
Net income available to Common Stockholders before
     extraordinary item                                                    $        0.31               $        0.26
Extraordinary item                                                                  0.05                          --
                                                                           ===============             ===============
Net income available to Common Stockholders                                $        0.36               $        0.26
                                                                           ===============             ===============
Basic weighted average shares outstanding                                     31,664,269                  31,648,041
                                                                           ===============             ===============

Diluted Per Share Data:
Net income available to Common Stockholders before
     extraordinary item                                                    $        0.31               $        0.26
Extraordinary item                                                                  0.05                          --
                                                                           ===============             ===============
Net income available to Common Stockholders                                $        0.36               $        0.26
                                                                           ===============             ===============
Diluted weighted average shares outstanding                                   35,984,107                  34,868,905
                                                                           ===============             ===============

                              See accompanying notes to consolidated financial statements


                                               GLENBOROUGH REALTY TRUST INCORPORATED
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               For the six months ended June 30, 1999
                                                           (in thousands)
                                                            (Unaudited)

                                           Common Stock        Preferred Stock
                                       --------------------- ---------------------
                                                                                   Additional     Deferred      Retained
                                                     Par                 Par         Paid-in       Compen-      Earnings
                                         Shares     Value      Shares   Value        Capital       sation       (Deficit)     Total
                                       --------- ---------- ---------- ---------- ------------- ------------- ------------- --------

Balance at December 31, 1998              31,759      $  32     11,500     $  11   $   865,692    $    (181)   $ (37,021)   $828,533

Exercise of stock options                     63         --         --        --           920           --           --         920

Conversion of Operating Partnership
    units into common stock
                                              35         --         --        --            --           --           --         --

Issuance of common stock to officers
                                              30          --        --        --           550         (550)          --         --

Common stock repurchases                    (294)        --         --        --        (4,339)          --           --     (4,339)

Amortization of deferred compensation
                                              --         --         --        --            --           46           --          46

Unrealized gain on marketable
    securities                                --         --         --        --            --           --           34          34

Distributions                                 --         --         --        --            --           --      (37,790)   (37,790)

Net income                                    --         --         --        --            --           --       27,629      27,629
                                       --------- ---------- ---------- ---------- ------------- ------------- ------------- --------

Balance at June 30, 1999                  31,593      $  32     11,500     $  11   $   862,823    $    (685)   $ (47,148)   $815,033
                                       ========= ========== ========== ========== ============= ============= ============= ========

                              See accompanying notes to consolidated financial statements


                                      GLENBOROUGH REALTY TRUST INCORPORATED
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the six months ended June 30, 1999 and 1998
                                                 (in thousands)
                                                   (Unaudited)



                                                                            1999                        1998
                                                                       ---------------             ---------------
Cash flows from operating activities:
     Net income                                                        $       27,629              $       26,134
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                                         29,312                      20,943
         Amortization of loan fees, included in
           interest expense                                                       993                         592
         Minority interest in income from operations                            2,196                       1,274
         Equity in (earnings) loss of Associated
           Companies                                                              565                      (1,061)
         Net gain on sales of real estate assets                               (7,093)                     (2,139)
         Net loss on early extinguishment of debt                                 303                          --
         Amortization of deferred compensation                                     46                          46
         Changes in certain assets and liabilities, net                        (2,527)                        833
                                                                       ---------------             ---------------

           Net cash provided by operating activities                           51,424                      46,622
                                                                       ---------------             ---------------

Cash flows from investing activities:
     Net proceeds from sales of real estate assets                            111,027                      37,804
     Additions to rental properties                                           (22,833)                   (570,536)
     Investments in Development                                                (4,162)                     (6,882)
     Investment in Joint Ventures                                              (3,176)                         --
     Additions to mortgage loans receivable                                    (1,562)                    (38,084)
     Investments in marketable securities                                          --                     (26,006)
     Principal receipts on mortgage loans receivable                               --                         507
     Payments from affiliates                                                     400                          --
     Distributions from Associated Companies                                      282                         875
                                                                       ---------------             ---------------

           Net cash provided by (used for) investing
                activities                                                     79,976                    (602,322)

                                                                       ---------------             ---------------


                                                       continued

                               See accompanying notes to consolidated financial statements





                                     GLENBOROUGH REALTY TRUST INCORPORATED
                               CONSOLIDATED STATEMENTS OF CASH FLOWS -continued
                                For the six months ended June 30, 1999 and 1998
                                                (in thousands)
                                                  (Unaudited)


                                                                            1999                      1998
                                                                       ---------------            --------------
Cash flows from financing activities:
     Proceeds from borrowings                                          $      83,480              $     530,321
     Repayment of borrowings                                                (156,046)                  (207,741)
     Draws from (payments into) lender impound accounts, net
                                                                                 873                     (7,137)
     Retirement of Series A Senior Notes                                     (15,282)                         --
       Prepayment penalties on loan payoffs                                   (2,026)                         --
     Distributions to minority interest holders                               (3,546)                    (2,000)
     Distributions to stockholders                                           (37,790)                   (30,410)
     Exercise of stock options                                                   920                         10
     Repurchases of common stock                                              (4,339)                        --
     Proceeds from issuance of preferred stock, net of
         offering costs                                                            --                    274,615
                                                                       ---------------            --------------

         Net cash (used for) provided by financing
             activities                                                     (133,756)                   557,658
                                                                       ---------------            --------------

Net (decrease) increase in cash and cash equivalents                          (2,356)                     1,958

Cash and cash equivalents at beginning of period                               4,357                      5,070
                                                                       ---------------            --------------

Cash and cash equivalents at end of period                             $       2,001              $       7,028
                                                                       ===============            ==============

Supplemental disclosure of cash flow information:

     Cash paid for interest (net of capitalized interest of
         $1,330 in 1999)                                               $      30,262              $      12,165
                                                                       ===============            ==============

Supplemental disclosure of Non-Cash Investing and Financing
     Activities:

     Acquisition of real estate through assumption of first
         trust deed notes payable                                      $      14,100              $     317,527
                                                                       ===============            ==============

     Acquisition of real estate through issuance of shares
         of common stock and Operating Partnership units               $          --              $      41,365
                                                                       ===============            ==============

                              See accompanying notes to consolidated financial statements

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1999



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

Subsequent to the Consolidation on December 31, 1995, and through June 30, 1999, the following Common Stock transactions occurred: (i) 67,250 shares of Common Stock were issued to officers and directors as stock compensation; (ii) 25,446,000 shares were issued in four separate public equity offerings; (iii) 448,172 shares were issued in connection with various acquisitions; (iv) 85,207 shares were issued in connection with the exercise of employee stock options;
(v) 86,188 shares were issued in connection with the exchange of Operating Partnership units; (vi) 293,216 shares were repurchased by the Company (see discussion below) and (vii) 59 shares were retired, resulting in total shares of Common Stock issued and outstanding at June 30, 1999, of 31,593,251. Assuming the issuance of 4,184,314 shares of Common Stock issuable upon redemption of 4,184,314 partnership units in the Operating Partnership, there would be 35,777,565 shares of Common Stock outstanding as of June 30, 1999.

In January 1998, the Company completed a public offering of 11,500,000 shares of 7 3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The shares are convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Shares of Preferred Stock issued and outstanding at June 30, 1999, totaled 11,500,000.

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

In January 1999, the Company's Board of Directors authorized the Company to repurchase up to 3.1 million shares of its outstanding Common Stock. This represents approximately 10% of the Company's total outstanding Common Stock. Such purchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors. As of June 30, 1999, 293,216 shares have been repurchased.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a 87.30% limited partner interest at June 30, 1999, is Glenborough Properties, L.P. (the "Operating Partnership"). As of June 30, 1999, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a total of 167 real estate

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

projects. As of June 30, 1999, the Operating Partnership also holds 100% of the non-voting preferred stock of the following two Associated Companies (the "Associated Companies"):

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


Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements present the consolidated financial position of the Company as of June 30, 1999, and December 31, 1998, and the consolidated results of operations and cash flows of the Company for the six months ended June 30, 1999 and 1998. All intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of June 30, 1999, and for the period then ended.

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

New Accounting Pronouncements
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, with early adoption permitted. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued which, among other things, deferred the final implementation to fiscal quarters beginning after June 15, 2000. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and specifically requires all derivatives to be recorded on the balance sheet at fair value. Management is evaluating the effects, if any, that this pronouncement will have on the Company's consolidated financial position, results of operations and financial statement position.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

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

The useful lives are as follows:

              Buildings and Improvements               10 to 40 years
              Tenant Improvements                      Term of the related lease
              Furniture and Equipment                  5 to 7 years


Real Estate Held for Sale
Real estate held for sale consists of rental properties that are under contract or in active negotiations to be disposed of. The fulfillment of the Company's plans to dispose of property is dependent upon, among other things, the presence of economic conditions which will enable the Company to hold the property for eventual sale. The Company discontinues depreciation of rental property once it is classified as held for sale.

Investments in Development
The Company, through mezzanine loans and equity contributions, invests in various development alliances with projects currently under development. The interest on advances and other direct project costs incurred by the Company are capitalized to the investment during the period in which the projects are under development. See Note 6 for further discussion.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

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

At June 30, 1999, the Company was not a party to any open interest rate protection agreements.

Deferred Financing and Other Fees
Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related notes payable or leases and are included in other assets.

Minority Interest
Minority interest represents the 11.70% limited partner interests in the Operating Partnership not held by the Company.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

For the six months ended June 30, 1999, no tenants represented 10% or more of rental revenue of the Company.

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

Note 3.   INVESTMENTS IN REAL ESTATE

Acquisitions
In the second quarter of 1999, the Company expanded its existing holdings near Los Angeles International Airport by purchasing a 41,709 square foot industrial building which is the second phase of the project purchased in the first quarter

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

(see below). This second phase has been leased on a long term triple net basis to the tenant currently occupying phase one of the project. The total acquisition cost, including capitalized costs, was approximately $5.6 million.

In the first quarter of 1999, the Company acquired a 285 unit multifamily property ("Springs of Indian Creek") located in Carrolton, Texas. The property is the first phase of a two phase project comprising a total of 519 units. The 234 unit second phase of the project is currently under construction through one of the Company's development alliances and is expected to be completed in the first quarter of the year 2000. The total acquisition cost, including capitalized costs of Phase I was approximately $20.8 million comprising: (i) approximately $14.1 million in assumption of debt and (ii) the balance in cash. In addition, the Company acquired a 1.45-acre parcel containing 34,500 square feet of industrial buildings in Los Angeles, California, near the Los Angeles International Airport. This property is the first phase of a two phase project. The total acquisition cost, including capitalized costs, was approximately $3.1 million, which was paid entirely in cash. The property has been leased to a single tenant under a 15-year triple-net lease.

Dispositions
In the second quarter of 1999, the Company sold fourteen properties, including five office, four office/flex, one retail, two industrial, one multifamily and one hotel. The assets were sold for an aggregate sales price of approximately $109,135,000 and generated an aggregate net gain of approximately $5,742,000.

In the first quarter of 1999, the Company sold seven properties, including five office/flex properties and two retail properties, and a partial interest in a REIT. These assets were sold for an aggregate sales price of approximately $27.3 million and generated an aggregate net gain of approximately $1,351,000.

These transactions are reflected as the net gain on sales of real estate assets on the accompanying consolidated statement of operations for the six months ended June 30, 1999.

Prospective Acquisitions and Dispositions
The Company has entered into a short-term lease agreement on the hotel property located in Arlington, Texas with the prospective purchaser of this property. This prospective purchaser has entered into a purchase agreement for this property, with an anticipated closing date of August 31, 1999. The lease terminates on the closing date of the sale of the property. The net book value of the hotel property totals $4,112,000 at June 30, 1999. Net income earned by the Company (before depreciation) from the hotel totaled $178,000 and $202,000 for the six months ended June 30, 1999 and 1998, respectively.

The Company has entered into separate definitive agreements to sell eight properties, including two office properties, two office/flex properties, two industrial properties and two retail properties. The sales are expected to close in the third quarter of 1999 for an aggregate sales price of approximately $44.9 million, however, they are subject to certain contingencies, including satisfactory completion of due diligence and customary closing conditions. As a result, there can be no assurance that these sales will be completed. These properties are reflected as Real Estate Held For Sale on the accompanying consolidated balance sheet as of June 30, 1999. See Note 12 for discussion of sales subsequent to June 30, 1999.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

As of June 30, 1999, the Company had the following investments in the Associated Companies (in thousands):

                                              GC             GHG          Total
Investment at December 31, 1998         $    6,800      $   2,007      $   8,807
Distributions                                (267)           (15)          (282)
Equity in earnings (loss)                    (535)           (30)          (565)
                                        ----------      ---------      ---------
Investment at June 30, 1999             $    5,998      $   1,962      $   7,960
                                        ==========      =========      =========
Note 5.   MORTGAGE LOANS RECEIVABLE

The Company's mortgage loans receivable consist of the following as of June 30, 1999, and December 31, 1998 (dollars in thousands):

                                                         1999            1998
                                                     ------------    -----------
Note secured by an office property in Phoenix, AZ,
with a fixed  interest  rate of 7% (until  May 31,
2000,  at which  time the rate  shall  change to a
fixed rate of 9%) and a maturity  date of May 2001    $  3,728        $  3,484


Note  secured by a hotel  property in Dallas,  TX,
with  a  fixed   interest  rate  of  9%,   monthly
interest-only  payments  and a  maturity  date  of
August 31, 1999                                          3,600           3,600

Note  secured  by  Gateway  Park land  located  in
Aurora,  CO, with a stated fixed  interest rate of
13%,  quarterly   interest-only   payments  and  a
maturity  date of July 2005 (see below for further
discussion)                                             36,654          35,336
                                                     ------------     ----------

Total                                                 $ 43,982        $ 42,420
                                                     ============     ==========

In 1998, the Company entered into a development alliance with The Pauls Corporation (see Note 6). In addition to this development alliance, the Company loaned approximately $34 million ($36.7 million, including accrued interest, at June 30, 1999), secured by a First Mortgage, to continue the build-out of Gateway Park. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 2.2 million square feet of office, office/flex and industrial space and 1,600 multifamily units over the next ten years.

Note 6.   INVESTMENTS IN DEVELOPMENT AND OTHER ASSETS

The Company has formed 4 development alliances for the development of approximately 713,000 square feet of office, office/flex and distribution properties and 1,710 multifamily units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of June 30, 1999, the Company has advanced approximately $39 million. Under these development alliances, the Company has certain rights to purchase the properties upon completion of development over the next five years. The Company entered into a joint venture in which it sold a 90% interest in Rockwall I & II, a 340,252 square foot office complex located in Rockville, Maryland. The Company maintains a 10% interest in the asset along with a contract for property management services. The proceeds from the sale were used to paydown the Credit Facility (discussed below) and to reduce other secured debt. The value of this 10% interest is approximately $1.3 million and is included in Other Assets on the accompanying consolidated balance sheet as of June 30, 1999. This investment will be accounted for using the equity method.

The Company also purchased a 10% interest in the fee simple interest in the land under Rincon Center I & II in San Francisco, California. The land was purchased from the United States Post Office for a purchase price of $80.5 million. The land has a triple net ground lease with a remaining term of 51 years with minimum 30% rental increases every six years. Occupying a full city block near

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

the waterfront in the Financial District, Rincon Center I & II contains 476,709 square feet of commercial office and retail space, 320 multifamily units and 381 subterranean parking spaces. The value of this 10% interest is approximately $2 million and is included in Other Assets on the accompanying consolidated balance sheet as of June 30, 1999. This investment will be accounted for using the equity method.

Note 7.   SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, unsecured notes and notes payable outstanding as of June 30, 1999, and December 31, 1998 (dollars in thousands):
                                                            1999          1998
                                                         ---------     ---------
Secured  loans  with  various   lenders,   net  of
unamortized  discount of $5,828 and $6,140 at June
30, 1999 and December 31, 1998, respectively.  All
loans have a fixed  interest  rate of 6.125% and a
November 10, 2008 maturity date. Monthly principal
and interest payments range between $296 and $458.
These loans are secured by 35  properties  with an
aggregate  net  carrying  value  of  $404,157  and
$408,439 at June 30, 1999 and  December  31, 1998,
respectively.                                            $ 233,858     $ 234,871

Secured  loan  with a bank  with a fixed  interest
rate of  7.50%,  monthly  principal  and  interest
payments of $443 and a maturity date of October 1,
2022. The loan is secured by ten  properties  with
an aggregate  net  carrying  value of $108,707 and
$110,129 at June 30, 1999 and  December  31, 1998,
respectively.                                               58,561        58,942

Secured loan with an investment  bank with a fixed
interest  rate of  7.57%,  monthly  principal  and
interest    payments   (based   upon   a   25-year
amortization)  of  $103  and a  maturity  date  of
January 1,  2006.  This loan was paid off in March
1999 with the  proceeds  from a $26  million  loan
discussed below.                                                --        13,220

Secured  loans  with  various   lenders,   bearing
interest  at fixed rates  between  6.95% and 9.25%
(approximately  $53,042 of these loans  include an
unamortized  premium of  approximately  $445 which
reduces  the  effective  interest  rate  on  those
instruments to 6.75%),  with monthly principal and
interest payments ranging between $14 and $371 and
maturing at various  dates  through  July 1, 2008.
These  loans are  secured  by  properties  with an
aggregate  net  carrying  value  of  $430,143  and
$447,444 at June 30, 1999 and  December  31, 1998,
respectively.                                               255,030      261,938

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

                                                          1999            1998
                                                       ----------      ---------
Secured loans with various banks bearing  interest
at variable rates ranging  between 7.44% and 8.18%
at June 30, 1999 (approximately  $114,458 of these
loans   include   an   unamortized    premium   of
approximately  $1,258 which  reduces the effective
interest  rate on  those  instruments  to  6.75%),
monthly  principal and interest  payments  ranging
between $16 and $790 and maturing at various dates
through December 22, 2000. These loans are secured
by properties with an aggregate net carrying value
of  $187,123  and  $179,438  at June 30,  1999 and
December 31, 1998, respectively.                       $ 130,613       $ 125,230

Secured loans with a lender,  bearing  interest at
fixed rates between 7.60% and 7.85%,  with monthly
principal and interest  payments  ranging  between
$11 and $22.  All of these  loans  have a maturity
date of December 1, 2030.  These loans are secured
by  multifamily  properties  with an aggregate net
carrying  value of $17,961 and $19,060 at June 30,
1999 and December 31, 1998,  respectively.                14,322          14,377

Unsecured  $100,000  line  of  credit  with a bank
("Credit  Facility") with a variable interest rate
of LIBOR plus  1.625%  (6.690%  and 7.401% at June
30, 1999 and  December  31,  1998,  respectively),
monthly interest only payments and a maturity date
of December  22,  2000,  with one option to extend
for 10 years.  In June 1999,  the Credit  Facility
was  modified.  See below for further  discussion.         21,247         63,519

Unsecured  Series  A  Senior  Notes  with a  fixed
interest   rate  of   7.625%,   interest   payable
semiannually  on March 15 and  September 15, and a
maturity  date of March  15,  2005.  Approximately
$17.1  million of the notes  were  retired in June
1999 as discussed below.                                  132,890        150,000
                                                        ---------      ---------
Total                                                   $ 846,521      $ 922,097
                                                        =========      =========

In March 1999, the Company obtained a $26 million loan from a commercial bank. The loan was non-recourse and was secured by seven properties and had a maturity date of December 22, 1999, with an option to extend for six months. The proceeds were used to pay off a loan which was previously secured by these same properties and to reduce other debt. This loan was paid off in June 1999 with proceeds generated from the sales of four properties.

In June 1999, the Company retired approximately $17.1 million of unsecured Series A Senior Notes at a discount. As a result of this transaction, a gain on early extinguishment of debt of approximately $1.8 million was recorded which is included in the net loss on early extinguishment of debt on the accompanying consolidated statements of operations for the six and three months ended June 30, 1999, as discussed below.

In June 1999, in order to increase the Company's financial flexibility, the Credit Facility was modified to increase the commitment from $100 million to $142.5 million. The interest rate, monthly payments and maturity date remain unchanged.

In connection with the loan payoffs discussed above and the payoff of other mortgage debt, the Company incurred a net loss on early extinguishment of debt of $303,000 for the six months ended June 30, 1999. This loss consists of $2,026,000 of losses due to prepayment penalties and $105,000 of losses upon the writeoff of unamortized loan fees, offset by a gain on payoff of Series A Senior Notes of $1,828,000 (as discussed above).

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

Some of the Company's properties are held in limited partnerships and limited liability companies in order to facilitate financing. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Company in accordance with Generally Accepted Accounting Principles ("GAAP").

The required principal payments on the Company's debt for the next five years and thereafter, as of June 30, 1999, are as follows (in thousands):
                  Year Ending
                  December 31,
                     1999                  $  119,093
                     2000                     100,167
                     2001                      15,435
                     2002                      14,301
                     2003                      37,891
                     Thereafter               559,634
                                           ----------
                     Total                 $  846,521
                                           ==========
Note 8.   RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $1,874,000 and $1,232,000 for the six months ended June 30, 1999 and 1998, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, the Company paid GC property management fees and salary reimbursements totaling $734,000 and $608,000 for the six months ended June 30, 1999 and 1998, respectively, for management of a portfolio of residential properties owned by the Company, which is included in property operating expenses on the accompanying consolidated statements of operations.

The Company acquired from a Managed Partnership an option to acquire all of its rights under a Lease with Option to Purchase Agreement, to acquire certain undeveloped land located in Burlingame, California. Upon expiration of the option period, the independent members of the Company's Board of Directors concluded that proceeding with the development of the property would have required that the Company incur substantial debt. Accordingly, on February 1, 1999, the Company elected not to proceed with the development and not to exercise the option in return for the Managed Partnership's agreement to reimburse the Company for $2,309,000 of predevelopment costs, $462,000 to be paid in cash with the balance in a promissory note bearing interest at 10% and due on the earlier of sale, refinance or March 31, 2002. The note also contains a participation in profits realized by the Managed Partnership from the development and sale of the property. The principal balance of the note is included in Other Assets on the accompanying consolidated balance sheet as of June 30, 1999.

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

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1999



                                                            Three months ended                    Six months ended
                                                                 June 30,                             June 30,
                                                      -------------------------------      -------------------------------
                                                          1999              1998               1999              1998
                                                      -------------     -------------      -------------     -------------
Net income available to common
     Stockholders - Basic                             $     11,481      $      8,351       $     16,489      $     16,654
Minority interest                                            1,529               596              2,196             1,274
                                                                                           -------------
                                                      -------------     -------------                        -------------
Net income available to common
     Stockholders - Diluted                           $     13,010      $      8,947       $     18,685      $     17,928
                                                      -------------     -------------      -------------     -------------

Weighted average shares:
Basic                                                   31,664,269        31,648,041         31,714,274       31,598,648
Stock options                                              109,092           438,686            111,759          438,686
Convertible Operating Partnership Units                  4,210,746         2,782,178          4,214,545        2,575,651
                                                      -------------     -------------      -------------    --------------
Diluted                                                 35,984,107        34,868,905         36,040,578       34,612,985
                                                      -------------     -------------      -------------    --------------

Basic earnings per share                              $       0.36      $       0.26       $       0.52     $       0.53
Diluted earnings per share                            $       0.36      $       0.26       $       0.52     $       0.52

Note 10.  STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the "Plan") to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company's 1997 Annual Meeting of Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights ("SARs") or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights ("DERs"), Performance Units or Preference Shares. The total number of shares of Common Stock available under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under the Plan, may be granted under the Plan may not exceed 1,140,000 shares. The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No. 25. As of June 30, 1999, 67,250 shares of bonus grants have been issued under the Plan. The fair value of the shares granted have been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the respective vesting periods that range from 2 to 5 years. As June 30, 1999, 3,753,993 options to purchase shares of Common Stock were outstanding. The exercise price of each incentive stock option granted is greater than or equal to the per-share fair market value of the Common Stock on the date the option is granted and, as such, no compensation expense has been recognized. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

Note 11.  SEGMENT INFORMATION

The Company owns a diverse portfolio of properties comprising six product types: office, office/flex, industrial, retail, multifamily and hotels. Each of these product types represents a reportable segment with distinct uses and tenant types which require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The office/flex portfolio consists of properties designed for a combination of office and warehouse uses. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consists primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the multifamily portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The Company's hotel operations are limited service "all-suite" properties leased to and operated by third parties. One of the Company's hotels is in contract to be sold.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Company for its reportable segments as of and for the six months ended June 30, 1999 and 1998 is as follows (in thousands):

                                                                                        Multi-
1999                             Office     Office/Flex    Industrial     Retail        family        Hotel         Total
                               -----------  -------------  -----------  -----------  ------------ ------------  -------------
Rental revenue                 $   59,957    $   18,716     $   9,519    $   6,043    $  33,970     $     988    $   129,193
Property operating expenses        23,270         5,479         2,259        2,057       14,654           205         47,924
                               ===========  =============  ===========  ===========  ============ ============  =============
Net operating income (NOI)     $   36,687    $   13,237     $   7,260    $   3,986    $  19,316     $     783    $    81,269
                               ===========  =============  ===========  ===========  ============ ============  =============

1998
Rental revenue                 $   56,339    $   17,594     $   6,772    $   5,431    $   8,438     $   3,008    $    97,582
Property operating expenses        20,818         5,250         1,642        1,928        3,302           705         33,645
                               ===========  =============  ===========  ===========  ============ ============  =============
Net operating income (NOI)     $   35,521    $   12,344     $   5,130    $   3,503    $   5,136     $   2,303    $    63,937
                               ===========  =============  ===========  ===========  ============ ============  =============

The following is a reconciliation of segment revenues and income to consolidated revenues and income for the periods presented above (in thousands):

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 1999

                                                           1999                 1998
                                                      ----------------     ----------------
Revenues
Total revenue for reportable segments                   $    129,193         $     97,582
Other revenue (1)                                             11,839                5,035
                                                      ================     ================
Total consolidated revenues                             $    141,032         $    102,617
                                                      ================     ================

Net Income
NOI for reportable segments                             $     81,269         $     63,937
Elimination of internal property management fees               4,063                3,056
Unallocated amounts:
   Other revenue (1)                                          11,839                5,035
   General and administrative expenses                        (4,773)              (4,825)
   Depreciation and amortization                             (29,312)             (20,943)
   Interest expense                                          (32,958)             (18,852)
                                                      ================     ================
Income from operations  before minority interest and
   extraordinary items                                  $     30,128         $     27,408
                                                      ================     ================

(1) Other revenue includes fee income, interest and other income, equity in earnings (loss) of Associated Companies and net gain on sales of real estate assets.

Note 12.  SUBSEQUENT EVENTS

Subsequent to June 30, 1999, and through the date of this filing, the Company sold two office/flex properties. These properties were sold for an aggregate sales price of $9,340,000 and generated an aggregate net gain of approximately $1,523,000.

In July 1999, the Company acquired all of the real estate assets of Prudential-Bache/Equitec Real Estate Partnership, a California limited partnership in which the managing general partner is Prudential-Bache Properties, Inc., and in which GC and Robert Batinovich, Chief Executive Officer of the Company, have served as co-general partners since March 1994, but do not hold a material equity or economic interest (the "Pru-Bache Portfolio"). The acquisition was unanimously approved by the Company's independent directors, with Robert Batinovich and Andrew Batinovich abstaining. The total acquisition cost, including capitalized costs, was approximately $49.1 million, which consisted of (i) approximately $15.2 million of assumed debt and (ii) the balance in cash. The cash was funded with proceeds from the sales of real estate assets and an advance under the Credit Facility. The Pru-Bache Portfolio consists of four office buildings and one office/flex property, aggregating 550,592 total square feet and located in Rockville, Maryland, Memphis, Tennessee, Sacramento, California and Seattle, Washington.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of June 30, 1999, the Company owned and operated 167 income-producing properties (the "Properties," and each a "Property"). The Properties are comprised of 49 office Properties, 40 office/flex Properties, 29 industrial Properties, 10 retail
Properties, 37 multifamily Properties and 2 hotel Properties, located in 23 states.

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation, a California corporation, and eight public limited partnerships (the "Partnerships") collectively, the "GRT Predecessor Entities", merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with Glenborough Corporation, with the Company being the surviving entity; (iii) acquired an interest in three companies (the "Associated Companies"), two of which merged on June 30, 1997, that provide asset and property management services, as well as other services; and (iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner, and in which the Company holds a 87.30% limited partner interest at June 30, 1999. The Company operates the assets acquired in the Consolidation and in subsequent acquisitions (see further discussion below) and intends to continue to invest in income-producing property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company has elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The common and preferred stock of the Company (the "Common Stock" and the "Preferred Stock", respectively) are listed on the New York Stock Exchange ("NYSE") under the trading symbols "GLB" and "GLB Pr A", respectively.

Since the Consolidation, and consistent with its strategy for growth, the Company has completed the following transactions:

          Acquired 20 properties in 1996, 90 properties in 1997, 69 properties in 1998 and 2 properties in 1999. The total acquired Properties consist of an aggregate of approximately 15.8 million rentable square feet of office, office/flex, industrial and retail space, 9,638 multifamily units and 227 hotel suites and had aggregate acquisition costs, including capitalized costs, of approximately $1.8 billion.

          From January 1, 1996 to the date of this filing, sold 52 properties which were comprised of six office properties, thirteen office/flex properties, eight industrial properties, 19 retail properties, two multifamily properties and four hotel properties, to redeploy capital into properties the Company believes have characteristics more suited to its overall growth strategy and operating goals. Completed four offerings of Common Stock in October 1996, March 1997, July 1997 and October 1997 (respectively, the "October 1996 Offering," the "March 1997 Offering," the "July 1997 Offering," and the "October 1997 Offering"), resulting in aggregate gross proceeds of approximately $562 million.

          Completed an offering of 7 3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering") for total gross proceeds of $287.5 million.

          Issued $150 million of unsecured 7.625% Series A Senior Notes which mature on March 15, 2005. In June 1999, $17.1 million of the Senior Notes were retired at a discount which resulted in a gain on early extinguishment of debt of approximately $1.8 million.

          Entered into 4 development alliances to which the Company has made advances of approximately $39 million and a loan (including accrued interest) of $36.7 million as of June 30, 1999.

The Company's principal business objectives are to achieve a stable and increasing source of cash flow available for distribution to stockholders. By achieving these objectives, the Company will seek to raise the value of its shares over time.

Results of Operations

Comparison of the six months ended June 30, 1999 to the six months ended June 30, 1998.

Rental Revenue. Rental revenue increased $31,611,000, or 32%, to $129,193,000 for the six months ended June 30, 1999, from $97,582,000 for the six months ended June 30, 1998. The increase included growth in revenue from the office, industrial, office/flex, retail and multifamily Properties of $3,618,000, $2,747,000, $1,122,000, $612,000 and $25,532,000, respectively. These increases were partially offset by a $2,020,000 decrease in revenue from the hotel Properties due to the 1998 and 1999 sales of four hotels. Excluding properties that have been sold, rental revenue for the six months ended June 30, 1999, included $11,165,000 generated from the 1996 Acquisitions, $43,863,000 generated from the 1997 Acquisitions, $65,830,000 generated from the 1998 Acquisitions and $1,200,000 generated from the 1999 Acquisitions. In addition, $7,135,000 of rental revenue was generated from 21 properties that were sold during the six months ended June 30, 1999.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the Managed Partnerships. This revenue increased $642,000, or 52%, to $1,874,000 for the six months ended June 30, 1999, from $1,232,000 for the six months ended June 30, 1998. The increase was primarily due to transaction and management fees from GC.

Interest and Other Income. Interest and other income increased $2,834,000 to $3,437,000 for the six months ended June 30, 1999, from $603,000 for the six months ended June 30, 1998. The increase primarily consisted of interest income on a mortgage loan receivable secured by land located in Aurora, Colorado which originated on June 30, 1998, and interest earned on lender impound accounts, invested cash balances and notes receivable for tenant improvements.

Equity in Earnings (Loss) of Associated Companies. Equity in earnings (loss) of Associated Companies decreased $1,626,000 or 153%, to a loss of $565,000 for the six months ended June 30, 1999, from earnings of $1,061,000 for the six months ended June 30, 1998. The decrease is primarily due to a decrease in earnings from GC resulting from a provision to reduce the carrying value of management contracts with certain of the Managed Partnerships. This decrease is also due to a decrease in earnings from GHG resulting from the sales and pending sales of the Company's hotel properties which resulted in the June 30, 1998, cancellation of GHG's hotel leases with the Company.

Net Gain on Sales of Real Estate Assets. A net gain on sales of real estate assets of $7,093,000 during the six months ended June 30, 1999, resulted from the sale of five office properties, nine office/flex properties, two industrial properties, three retail properties, one multifamily property, one hotel and a small interest in real estate securities from the Company's portfolio. The net gain on sales of real estate assets of $2,139,000 during the six months ended June 30, 1998, resulted from the sale of one multifamily property, two industrial properties, two office/flex properties and two hotel properties from the Company's portfolio.

Property Operating Expenses. Property operating expenses increased $13,272,000, or 43%, to $43,861,000 for the six months ended June 30, 1999, from $30,589,000 for the six months ended June 30, 1998. This increase represents increases in property operating expenses attributable to the 1998 Acquisitions and the 1999 Acquisitions offset by decreases in property operating expenses due to the 1998 and 1999 sales of properties.

General and Administrative Expenses. General and administrative expenses did not change significantly with a decrease of $52,000, or 1%, to $4,773,000 for the six months ended June 30, 1999, from $4,825,000 for the six months ended June 30, 1998. However, as a percentage of rental revenue, general and administrative expenses decreased from 4.9% for the six months ended June 30, 1998, to 3.7% for the six months ended June 30, 1999.

Depreciation  and   Amortization.   Depreciation   and  amortization   increased
$8,369,000,  or 40%, to $29,312,000 for the six months ended June 30, 1999, from

$20,943,000 for the six months ended June 30, 1998. The increase is primarily due to depreciation and amortization associated with the 1998 Acquisitions and 1999 Acquisitions.

Interest Expense. Interest expense increased $14,106,000 or 75%, to $32,958,000 for the six months ended June 30, 1999, from $18,852,000 for the six months ended June 30, 1998. Substantially all of the increase was the result of higher average borrowings during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, due to new debt and the assumption of debt related to the 1998 Acquisitions and 1999 Acquisitions.

Net Loss on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $303,000 during the six months ended June 30, 1999, consists of a $1,828,000 gain on the retirement of Senior Notes at a discount, offset by $2,026,000 of prepayment penalties and $105,000 for the write-off of unamortized loan fees upon the early payoff of four loans. These loans were paid-off early when more favorable terms were obtained through new financing (discussed below) and upon the sale of the properties securing the loans.

Comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998.

Rental Revenues. Rental revenues increased $12,933,000, or 25%, to $64,552,000 for the three months ended June 30, 1999, from $51,619,000 for the three months ended June 30, 1998. The increase included growth in revenues from the industrial, office/flex and multifamily Properties of $1,276,000, $168,000, and $12,623,000, respectively. These increases were partially offset by decreases in revenue from the office, retail and hotel Properties of $161,000, $241,000 and $732,000, respectively. Excluding properties that have been sold, rental revenue for the three months ended June 30, 1999, included $5,630,000 generated from the 1996 Acquisitions, $21,951,000 generated from the 1997 Acquisitions, $33,084,000 generated from the 1998 Acquisitions and $743,000 generated from the 1999 Acquisitions. In addition, $3,144,000 of rental revenue was generated from 14 properties that were sold during the three months ended June 30, 1999.

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements. This revenue did not change significantly with a decrease of $16,000, or 2%, to $743,000 for the three months ended June 30, 1999, from $759,000 for the three months ended June 30, 1998.

Interest and Other Income. Interest and other income increased $1,532,000 to $1,778,000 for the six months ended June 30, 1999, from $246,000 for the six months ended June 30, 1998. The increase primarily consisted of interest income on a mortgage loan receivable secured by land located in Aurora, Colorado which originated on June 30, 1998, and interest earned on lender impound accounts, invested cash balances and notes receivable for tenant improvements.

Equity in Earnings (Loss) of Associated Companies. Equity in earnings (loss) of Associated Companies decreased $1,583,000, or 223%, to a loss of $874,000 for the three months ended June 30, 1999, from earnings of $709,000 for the three months ended June 30, 1998. The decrease is primarily due to a decrease in earnings from GC resulting from a provision to reduce the carrying value of management contracts with certain of the Managed Partnerships. This decrease is also due to a decrease in earnings from GHG resulting from the sales and pending sales of the Company's hotel properties which resulted in the June 30, 1998, cancellation of GHG's hotel leases with the Company.

Net Gain on Sales of Real Estate Assets. The net gain on sales of real estate assets of $5,742,000 during the three months ended June 30, 1999, resulted from the sales of five office properties, four office/flex properties, two industrial properties, one retail property, one multifamily property and one hotel property from the Company's portfolio. The net gain on sales of rental properties of $693,000 during the three months ended June 30, 1998, resulted from the sales of one office/flex property and two hotel properties from the Company's portfolio.

Property Operating Expenses. Property operating expenses increased $5,595,000, or 34%, to $21,860,000 for the three months ended June 30, 1999, from $16,265,000 for the three months ended June 30, 1998. This increase represents increases in property operating expenses attributable to the 1998 Acquisitions and the 1999 Acquisitions offset by decreases in property operating expenses due to the 1998 and 1999 sales of properties.

General and Administrative Expenses. General and administrative expenses did not change significantly with a decrease of $52,000, or 2%, to $2,551,000 for the three months ended June 30, 1999, from $2,603,000 for the three months ended June 30, 1998. However, as a percentage of rental revenue, general and administrative expenses decreased from 5% for the three months ended June 30, 1998, to 4% for the three months ended June 30, 1999.

Depreciation and Amortization. Depreciation and amortization increased $3,286,000, or 30%, to $14,220,000 for the three months ended June 30, 1999, from  $10,934,000  for the three  months  ended June 30,  1998.  The increase is primarily due to depreciation and amortization associated with the 1998 Acquisitions and 1999 Acquisitions.

Interest Expense. Interest expense increased $6,711,000, or 69%, to $16,418,000 for the three months ended June 30, 1999, from $9,707,000 for the three months ended June 30, 1998. Substantially all of the increase was the result of higher average borrowings during the three months ended June 30, 1999, as compared to the three months ended June 30, 1998, due to new debt and the assumption of debt related to the 1998 Acquisitions and 1999 Acquisitions.

Net Gain on Early Extinguishment of Debt. Net gain on early extinguishment of debt of $1,688,000 during the three months ended June 30, 1999, consists of a $1,828,000 gain on the retirement of Senior Notes at a discount, offset by a $35,000 prepayment penalty and $105,000 for the write-off of unamortized loan fees upon the early payoff of two mortgage loans. These loans were paid-off early with proceeds from the sales of properties.

Liquidity and Capital Resources

Cash Flows
For the six months ended June 30, 1999, cash provided by operating activities increased by $4,802,000 to $51,424,000 as compared to $46,622,000 for the same period in 1998. The increase is primarily due to an increase in net income (before depreciation and amortization, minority interest, net gain on sales of real estate assets and net loss on early extinguishment of debt) of $6,536,000 due to the 1998 Acquisitions and 1999 Acquisitions. Cash from investing activities increased by $682,298,000 to $79,976,000 of cash provided by investing activities for the six months ended June 30, 1999, as compared to $602,322,000 of cash used for investing activities for the same period in 1998. The increase is primarily due to a decrease in property acquisitions in 1999 as compared to the same period in 1998. During the six months ended June 30, 1998, the Company acquired 58 properties as compared to two properties during the six months ended June 30, 1999. This decrease is partially offset by an increase in proceeds from sales of properties during 1999. Cash from financing activities decreased by $691,414,000 to $133,756,000 of cash used for financing activities for the six months ended June 30, 1999, as compared to $557,658,000 of cash provided by financing activities for the same period in 1998. This change was primarily due to a decrease in net proceeds from the issuance of stock and proceeds from new debt. In 1998, the Company completed an offering of Preferred Stock; there have been no offerings in 1999. In addition, in 1998, the Company issued $150,000,000 of unsecured Series A Senior Notes.

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

Mortgage Loans Receivable
Mortgage loans receivable increased from $42,420,000 at December 31, 1998, to $43,982,000 at June 30, 1999. This increase was primarily due to accrued interest on a loan made by the Company under a development alliance.

Secured and Unsecured Financing
Mortgage loans payable decreased from $708,578,000 at December 31, 1998, to $692,384,000 at June 30, 1999. This decrease resulted from the payoff of approximately $51.6 million of mortgage loans in connection with 1999 sales of properties and refinancing of debt, and scheduled principal payments of approximately $4.7 million. This decrease is partially offset by the assumption of a $14.1 million mortgage loan in connection with a 1999 Acquisition and new financing of $26 million (as discussed below).

In March 1999, the Company obtained a $26 million loan from a commercial bank. The loan was non-recourse and was secured by seven properties and had a maturity date of December 22, 1999, with an option to extend for six months. The proceeds were used to pay off a loan which was previously secured by these same properties and to reduce other debt. This loan was paid off in June 1999 with proceeds from the sales of four properties.

In June 1999, the Company retired $17,110,000 of the Series A Senior Notes at a discount, which resulted in a gain on early extinguishment of debt of approximately $1,828,000.

The Company has an unsecured line of credit provided by a commercial bank (the "Credit Facility"). Outstanding borrowings under the Credit Facility decreased from $63,519,000 at December 31, 1998, to $21,247,000 at June 30, 1999, due to
pay downs from proceeds from the sales of properties and refinancing of a mortgage loan.

At June 30, 1999, the Company's total indebtedness included fixed-rate debt of $694,661,000 and floating-rate indebtedness of $151,860,000. Approximately 64% of the Company's total assets, comprising 101 properties, is encumbered by debt at June 30, 1999.

It is the Company's policy to manage its exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At June 30, 1999, approximately 18% of the Company's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates. The Company may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings that are reasonably assured of completion. It is not the Company's policy to engage in hedging activities for previously outstanding debt instruments or for speculative purposes. At June 30, 1999, the Company was not a party to any open interest rate protection agreements.

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

Development Alliances
The Company has formed 4 development alliances for the development of approximately 713,000 square feet of office, office/flex and distribution properties and 1,710 multifamily units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of June 30, 1999, the Company has advanced approximately $39 million. Under these development alliances, the Company has certain rights to purchase the properties upon completion of development over the next five years. In addition, the Company has loaned approximately $36.7 million (including accrued interest) under another development alliance to continue the build-out of a 1,200 acre master-planned development in Denver, Colorado.

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

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31 and June 30, 1999 (in thousands, except weighted average shares and per share amounts):



                                                       March 31,         June 30,              YTD
                                                          1999             1999               1999
                                                      -------------    -------------     ----------------
Net income before minority interest                   $    13,236      $    16,892       $      30,128
Preferred dividend requirement                             (5,570)          (5,570)            (11,140)
Net gain on sales of rental properties                     (1,351)          (5,742)             (7,093)
Depreciation and amortization (1)                          14,947           14,075              29,022
Adjustment to reflect FFO of Associated
    Companies (2)                                             253            2,170               2,423
                                                      -------------    -------------     ----------------
FFO                                                   $    21,515      $    21,825       $      43,340
                                                      =============    =============     ================

Amortization of deferred financing fees                       485              508                 993
Capital reserve                                            (1,465)             994                (471)
Capital expenditures                                       (2,573)          (5,392)             (7,965)
                                                      -------------    -------------     ----------------
CAD                                                   $    17,962      $    17,935       $      35,897
                                                      =============    =============     ================

Distributions per share (3)                           $      0.42      $      0.42       $        0.84
                                                      =============    =============     ================

Diluted weighted average shares outstanding             36,098,374       35,984,107           36,040,578
                                                      =============    =============     ================

(1) Excludes depreciation of corporate office fixed assets.
(2) Reflects the adjustments to FFO required to reflect the FFO of the Associated Companies allocable to the Company. The Company's investments in the Associated Companies are accounted for using the equity method of accounting.
(3) The distributions for the three months ended June 30, 1999, were paid on July 15, 1999.

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

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Blumberg. On July 24, 1999, the Supreme Court of the United States, denied a petition for a writ of certiorari to review the Company's settlement of a class action complaint originally filed on February 21, 1995 in connection with the Consolidation. No further appeals are possible in this case, and the settlement amount has been paid in full. Under the settlement, the Company agreed to pay $855,000 to settle certain claims by Anthony E. Blumberg, and others (the "Blumberg Action"), that the Company and others had, among other things, breached their fiduciary duty and duty of good faith and fair dealing to investors in the Partnerships involved in the Consolidation. Certain parties objected to the settlement, but the settlement was approved (or review denied) by the Superior Court of the State of California in and for San Mateo County, the California state court of appeals, the California Supreme Court and the Supreme Court of the United States.

BEJ Equity Partners. On December 1, 1995, a second class action complaint relating to the Consolidation was filed in Federal District Court for the Northern District of California (the "BEJ Action"). The plaintiffs in the BEJ Action voluntarily stayed the action pending resolution of the Blumberg Action.

The plaintiffs in the BEJ Action are BEJ Equity Partners and others, who as a group held limited partner interests in certain of the Partnerships included in the Consolidation, on behalf of themselves and all others similarly situated. The defendants are the Company and other Glenborough entities involved in the Consolidation, as well as Robert Batinovich and Andrew Batinovich. The Partnerships are named as nominal defendants.

This action alleges certain disclosure violations and substantially the same breaches of fiduciary duty as were alleged in the Blumberg Action. The complaint sought injunctive relief, which was denied at a hearing on December 22, 1995. At that hearing, the court also deferred all further proceedings in this case until after the scheduled January 17, 1996 hearing in the Blumberg Action. Following several stipulated extensions of time for the Company to respond to the complaint, the Company filed a motion to dismiss the case. Plaintiffs in the BEJ Action voluntarily stayed the action pending resolution of the Blumberg Action; such plaintiffs can revive their lawsuit.

It is management's position that the BEJ Action is without merit, and management intends to pursue a vigorous defense. However, given the inherent uncertainties of litigation, there can be no assurance that the ultimate outcome in the BEJ Action will be in the Company's favor.

Certain other claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such other claims and lawsuits will not have a material adverse effect on the Company's financial position, cash flow or results of operations.

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended June 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  The Exhibit Index attached hereto is hereby incorporated by reference to this item.

         (b)      Reports on Form 8-K:

                  On April 22, 1999, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended March 31, 1999.

                  On July 28, 1999, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      GLENBOROUGH REALTY TRUST INCORPORATED




                   By: Glenborough Realty Trust Incorporated,



      Date: August 13, 1999                    /s/ Andrew Batinovich
                                               Andrew Batinovich
                                               Director, President
                                               and Chief Operating Officer
                                               (Principal Operating Officer)





      Date: August 13, 1999                    /s/ Stephen Saul
                                               Stephen Saul
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)





      Date: August 13, 1999                     /s/ Terri Garnick
                                               Terri Garnick
                                               Senior Vice President,
                                               Chief Accounting Officer,
                                               Treasurer
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.    Exhibit Title

11.1 Statement re: Computation of Per Share Earnings is shown in Note 9 of the Consolidated Financial Statements of the Company in Item 1.

12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

27.1           Financial Data Schedule.




Exhibit 12.1

GLENBOROUGH REALTY TRUST INCORPORATED  Computation of Ratio of Earnings to Fixed
Charges and Ratio of Earnings to Fixed Charges and  Preferred  Dividends For the
five years ended December 31, 1998 and the three months ended March 31, 1999 and
June 30, 1999 (in thousands)
                                  GRT Predecessor
                                      Entities,
                                      Combined                                              The Company
                               -----------------------   ---------------------------------------------------------------------------
                                                                                               Three Months  Three Months
                                                                                                  Ended         Ended       Year To
                                                  Year Ended December 31,                        March 31,     June 30,       Date
                               -------------------------------------------------------------  ------------   -----------  ----------

                                  1994        1995        1996         1997         1998          1999          1999          1999
                               ----------  ----------  ----------   ----------  ------------  ------------   -----------  ----------
EARNINGS, AS DEFINED

   Preferred Dividends(2)      $  1,580    $     524   $  (1,609)     $19,368   $    44,602    $  10,578      $  17,051    $  27,629
Extraordinary items                  --           --         186          843         1,400        1,991         (1,688)         303
Federal & State income taxes        176          357          --           --            --           --             --           --
Minority Interest                    43           --         292        1,119         2,550          667          1,529        2,196
Fixed Charges                     1,140        2,129       3,913        9,668        53,289       16,540         16,418       32,958
                               ----------  ----------  ----------   ----------  ------------  -------------   -----------  ---------

                               $  2,939    $   3,010   $   2,782      $30,998   $   101,841    $  29,776      $  33,310    $  63,086
                               ----------  ----------  ----------   ----------  ------------  -------------   -----------  ---------

FIXED CHARGES AND PREFERRED
     DIVIDENDS, AS DEFINED

Interest Expense               $  1,140    $   2,129   $   3,913     $  9,668   $    53,289    $  16,540      $  16,418    $  32,958
Capitalized Interest                 --           --          --           --         1,108          643            687        1,330
Preferred Dividends                  --           --          --           --        20,620        5,570          5,570       11,140
                               ----------  ----------  ----------   ----------  ------------  -------------   -----------  ---------
                               $  1,140    $   2,129   $   3,913     $  9,668   $    75,017    $  22,753      $  22,675    $  45,428

RATIO OF EARNINGS TO FIXED
     CHARGES(3)                    2.58         1.41        0.71 (1)     3.21          1.87         1.73           1.95         1.84
                               ----------  ----------  ----------   ----------  ------------  -------------   -----------  ---------

RATIO OF EARNINGS TO FIXED
     CHARGES AND PREFERRED
     DIVIDENDS(3)                  2.58         1.41        0.71 (1)     3.21          1.36         1.31           1.47         1.39
                               ----------  ----------  ----------   ----------  ------------  -------------   -----------   --------

(1) For the twelve months ended December 31, 1996, earnings were insufficient to cover fixed charges by $1,131. (2) Net Income (Loss) before Preferred Dividends includes depreciation and amortization expense as a deduction.
(3) Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends includes depreciation and amortization expense as a deduction from earnings.