Form 10-Q
period 1999-09-30
GLENBOROUGH REALTY TRUST INC
filed 1999-11-15
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                   Yes X No___


As of November 5, 1999, 31,055,079 shares of Common Stock ($.001 par value) and 11,500,000 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value) were outstanding.

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED

                                                                 Page No.
PART I         FINANCIAL INFORMATION

Item 1.        Consolidated  Financial  Statements
               of    Glenborough    Realty   Trust
               Incorporated  (Unaudited except for
               the  Consolidated  Balance Sheet at
               December 31, 1998):

                    Consolidated Balance Sheets at
                    September    30,    1999   and
                    December 31, 1998                               3

                    Consolidated   Statements   of
                    Operations for the nine months
                    ended  September  30, 1999 and
                    1998                                            4

                    Consolidated   Statements   of
                    Operations   for   the   three
                    months  ended   September  30,
                    1999 and 1998                                   5

                    Consolidated    Statement   of
                    Stockholders'  Equity  for the
                    nine  months  ended  September
                    30, 1999                                        6

                    Consolidated   Statements   of
                    Cash Flows for the nine months
                    ended  September  30, 1999 and
                    1998                                           7-8

                    Notes     to      Consolidated
                    Financial Statements                           9-21

Item 2.        Management's     Discussion     and
               Analysis of Financial Condition and
               Results of Operations                              22-30

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                   31

Item 4.        Submission  of Matters to a Vote of
               Security Holders                                    31

Item 6.        Exhibits and Reports on Form 8-K                    31

SIGNATURES                                                         32

EXHIBIT INDEX                                                      33

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


                                          GLENBOROUGH REALTY TRUST INCORPORATED
                                               CONSOLIDATED BALANCE SHEETS
                                          (in thousands, except share amounts)

                                                                                September 30,             December 31,
                                                                                     1999                     1998
                                                                                 (Unaudited)               (Audited)
                                                                               -----------------        -----------------
ASSETS
     Rental property, net of accumulated depreciation of
       $100,700 and $72,951 in 1999 and 1998, respectively                     $    1,637,991           $     1,720,579
     Real estate held for sale                                                         18,507                    21,860
     Investments in Development                                                        42,263                    35,131
     Investments in Associated Companies                                                9,586                     8,807
     Mortgage loans receivable                                                         43,003                    42,420
     Cash and cash equivalents                                                          3,315                     4,357
     Other assets                                                                      63,367                    45,862
                                                                               -----------------        -----------------

         TOTAL ASSETS                                                          $    1,818,032           $     1,879,016
                                                                               =================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgage loans                                                            $      694,288           $       708,578
     Unsecured Series A Senior Notes                                                  124,140                   150,000
     Unsecured bank line                                                               83,207                    63,519
     Other liabilities                                                                 28,650                    28,921
                                                                               -----------------        -----------------
       Total liabilities                                                              930,285                   951,018
                                                                               -----------------        -----------------

Commitments and contingencies                                                              --                        --

Minority interest                                                                      97,245                    99,465

Stockholders' Equity:
     Common stock, 30,630,058 and 31,758,915 shares issued
       and outstanding at September 30, 1999 and
       December 31, 1998, respectively                                                     31                        32
     Preferred stock, 11,500,000 shares issued and outstanding
       at September 30, 1999 and December 31, 1998                                         11                        11
     Additional paid-in capital                                                       844,942                   865,692
     Deferred compensation                                                               (649)                     (181)
     Retained earnings (deficit)                                                      (53,833)                  (37,021)
                                                                               -----------------        -----------------
       Total stockholders' equity                                                     790,502                   828,533
                                                                               -----------------        -----------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                           $    1,818,032           $     1,879,016
                                                                               =================        =================

                              See accompanying notes to consolidated financial statements




                                        GLENBOROUGH REALTY TRUST INCORPORATED
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                  For the nine months ended September 30, 1999 and 1998
                                        (in thousands, except per share amounts)
                                                       (Unaudited)

                                                                                1999                        1998
                                                                           ---------------             ---------------
REVENUE
     Rental revenue                                                        $     192,127               $     162,903
     Fees and reimbursements from affiliates                                       2,492                       2,452
     Interest and other income                                                     5,216                       2,019
     Equity in earnings of Associated Companies                                    1,212                       1,690
     Net gain on sales of real estate assets                                       6,722                       1,889
                                                                           ---------------             ---------------
       Total revenue                                                             207,769                     170,953
                                                                           ---------------             ---------------

EXPENSES
     Property operating expenses                                                  66,006                      53,035
     General and administrative                                                    7,054                       8,197
     Depreciation and amortization                                                43,578                      35,252
     Interest expense                                                             48,678                      35,916
                                                                           ---------------             ---------------
       Total expenses                                                            165,316                     132,400
                                                                           ---------------             ---------------

Income from operations before minority interest and
     extraordinary item                                                           42,453                      38,553
   Minority interest                                                              (3,084)                     (1,909)
                                                                           ---------------             ---------------
   Net income before extraordinary item                                           39,369                      36,644
Extraordinary item:
Net gain on early extinguishment of debt                                             437                          --
                                                                           ---------------             ---------------
Net income                                                                        39,806                      36,644
Preferred dividends                                                              (16,710)                    (15,050)
                                                                           ---------------             ---------------
Net income available to Common Stockholders                                $      23,096               $      21,594
                                                                           ===============             ===============


Basic Per Share Data:
Net income available to Common Stockholders before
     extraordinary item                                                    $        0.72               $        0.68
Extraordinary item                                                                  0.01                          --
                                                                           ===============             ===============
Net income available to Common Stockholders                                $        0.73               $        0.68
                                                                           ===============             ===============
Basic weighted average shares outstanding                                     31,480,583                  31,634,138
                                                                           ===============             ===============

Diluted Per Share Data:
Net income available to Common Stockholders before
     extraordinary item                                                    $        0.72               $        0.67
Extraordinary item                                                                  0.01                          --
                                                                           ===============             ===============
Net income available to Common Stockholders                                $        0.73               $        0.67
                                                                           ===============             ===============
Diluted weighted average shares outstanding                                   35,782,784                  35,114,838
                                                                           ===============             ===============

                              See accompanying notes to consolidated financial statements





                                          GLENBOROUGH REALTY TRUST INCORPORATED
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                 For the three months ended September 30, 1999 and 1998
                                        (in thousands, except per share amounts)
                                                       (Unaudited)

                                                                                1999                        1998
                                                                           ---------------             ---------------
REVENUE

     Rental revenue                                                        $      62,934               $      65,321
     Fees and reimbursements from affiliates                                         618                       1,220
     Interest and other income                                                     1,779                       1,416
     Equity in earnings of Associated Companies                                    1,777                         629
     Net loss on sales of real estate assets                                        (371)                       (250)
                                                                           ---------------             ---------------
       Total revenue                                                              66,737                      68,336
                                                                           ---------------             ---------------

EXPENSES
     Property operating expenses                                                  22,145                      22,446
     General and administrative                                                    2,281                       3,372
     Depreciation and amortization                                                14,266                      14,309
     Interest expense                                                             15,720                      17,064
                                                                           ---------------             ---------------
       Total expenses                                                             54,412                      57,191
                                                                           ---------------             ---------------

Income from operations before minority interest and
     extraordinary item                                                           12,325                      11,145
   Minority interest                                                                (888)                       (635)
                                                                           ---------------             ---------------
   Net income before extraordinary item                                           11,437                      10,510
Extraordinary item:
Net gain on early extinguishment of debt                                             740                          --
                                                                           ---------------             ---------------
Net income                                                                        12,177                      10,510
Preferred dividends                                                               (5,570)                     (5,570)
                                                                           ---------------             ---------------
Net income available to Common Stockholders                                $       6,607               $       4,940
                                                                           ===============             ===============


Basic Per Share Data:
Net income available to Common Stockholders before
     extraordinary item                                                    $        0.19               $        0.16
Extraordinary item                                                                  0.02                          --
                                                                           ===============             ===============
Net income available to Common Stockholders                                $        0.21               $        0.16
                                                                           ===============             ===============
Basic weighted average shares outstanding                                     31,020,822                  31,703,963
                                                                           ===============             ===============

Diluted Per Share Data:
Net income available to Common Stockholders before
     extraordinary item                                                    $        0.19               $        0.15
Extraordinary item                                                                  0.02                          --
                                                                           ===============             ===============
Net income available to Common Stockholders                                $        0.21               $        0.15
                                                                           ===============             ===============
Diluted weighted average shares outstanding                                   35,274,940                  36,261,228
                                                                           ===============             ===============

                               See accompanying notes to consolidated financial statements



                                          GLENBOROUGH REALTY TRUST INCORPORATED
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      For the nine months ended September 30, 1999
                                                     (in thousands)
                                                       (Unaudited)

                                           Common Stock        Preferred Stock
                                       --------------------- ---------------------
                                                                                   Additional     Deferred      Retained
                                                     Par                    Par      Paid-in       Compen-      Earnings
                                         Shares     Value      Shares      Value     Capital       sation       (Deficit)      Total
                                       ---------- ---------- ----------- --------- ------------ ------------- ------------- --------

Balance at December 31, 1998              31,759     $  32      11,500     $  11   $   865,692    $    (181)  $  (37,021)  $ 828,533

Exercise of stock options                     85        --          --        --         1,275           --           --       1,275

Conversion of Operating Partnership
    units into common stock                   60        --          --        --            --           --           --          --

Issuance of common stock to officers          30        --          --        --           550         (550)          --          --

Common stock repurchases                  (1,304)       (1)         --        --       (22,575)          --           --    (22,576)

Amortization of deferred compensation         --        --          --        --            --           82           --          82

Unrealized gain on marketable
    securities                                --        --          --        --            --           --           34          34

Distributions                                 --        --          --        --            --           --      (56,652)   (56,652)

Net income                                    --        --          --        --            --           --       39,806      39,806
                                       ---------- ---------- ------------ -------- ------------- ------------ ------------- --------

Balance at September 30, 1999             30,630     $  31      11,500     $  11   $   844,942    $    (649)   $ (53,833)  $ 790,502
                                       ========== ========== =========== ========= ============= ============= ========== ==========

                              See accompanying notes to consolidated financial statements




                                          GLENBOROUGH REALTY TRUST INCORPORATED
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the nine months ended September 30, 1999 and 1998
                                                     (in thousands)
                                                       (Unaudited)


                                                                            1999                        1998
                                                                       ---------------             ---------------
Cash flows from operating activities:
     Net income                                                        $       39,806              $       36,644
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization                                         43,578                      35,252
         Amortization of loan fees, included in
           interest expense                                                     1,470                         998
         Minority interest in income from operations                            3,084                       1,909
         Equity in earnings of Associated Companies                            (1,212)                     (1,690)
         Net gain on sales of real estate assets                               (6,722)                     (1,889)
         Net gain on early extinguishment of debt                                (437)                         --
         Amortization of deferred compensation                                     82                          68
         Changes in certain assets and liabilities, net                        (8,820)                      5,386
                                                                       ---------------             ---------------

           Net cash provided by operating activities                           70,829                      76,678
                                                                       ---------------             ---------------

Cash flows from investing activities:
     Net proceeds from sales of real estate assets                            111,490                      39,247
     Additions to rental properties                                           (39,857)                   (589,480)
     Investments in Development                                                (7,132)                    (23,856)
     Investment in Joint Ventures                                              (3,301)                         --
     Additions to mortgage loans receivable                                      (583)                    (37,397)
     Investments in marketable securities                                          --                     (24,087)
     Principal receipts on mortgage loans receivable                               --                         507
     Payments from affiliates                                                     400                          --
     Distributions from Associated Companies                                      433                       1,200
                                                                       ---------------             ---------------

           Net cash provided by (used for) investing
                activities                                                     61,450                    (633,866)
                                                                       ---------------             ---------------
                               See accompanying notes to consolidated financial statements







                                                             continued



                                          GLENBOROUGH REALTY TRUST INCORPORATED
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS -continued
                                  For the nine months ended September 30, 1999 and 1998
                                                     (in thousands)
                                                       (Unaudited)

                                                                            1999                      1998
                                                                       ---------------            --------------
Cash flows from financing activities:
     Proceeds from borrowings                                          $     256,240              $     425,350
     Repayment of borrowings                                                (280,116)                  (227,281)
     Proceeds from issuance of Series A Senior Notes                              --                    150,000
     Retirement of Series A Senior Notes (less gain on
         retirement of $2,568 in 1999)                                       (23,292)                        --
     Draws from (payments into) lender impound accounts, net                    (870)                   (10,001)
       Prepayment penalties on loan payoffs                                   (2,026)                        --
     Distributions to minority interest holders                               (5,304)                    (3,280)
     Distributions to stockholders                                           (56,652)                   (49,288)
     Exercise of stock options                                                 1,275                        138
     Repurchases of common stock                                             (22,576)                        --
     Proceeds from issuance of preferred stock, net of
         offering costs                                                            --                    273,861
                                                                       ---------------            --------------

         Net cash (used for) provided by financing
             activities                                                     (133,321)                   559,499
                                                                       ---------------            --------------

Net (decrease) increase in cash and cash equivalents                          (1,042)                     2,311

Cash and cash equivalents at beginning of period                               4,357                      5,070
                                                                       ---------------            --------------

Cash and cash equivalents at end of period                             $       3,315              $       7,381
                                                                       ===============            ==============

Supplemental disclosure of cash flow information:

     Cash paid for interest (net of capitalized interest of
         $2,077 and $724 in 1999 and 1998, respectively)               $      48,560              $      30,691
                                                                       ===============            ==============

Supplemental disclosure of Non-Cash Investing and Financing
     Activities:
     Acquisition of real estate through assumption of first
         trust deed notes payable                                      $      29,275              $     358,876
                                                                       ===============            ==============

     Acquisition of real estate through issuance of shares
         of common stock and Operating Partnership units               $          --              $      52,621
                                                                       ===============            ==============

                              See accompanying notes to consolidated financial statements


                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1999




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

Subsequent to the Consolidation on December 31, 1995, and through September 30, 1999, the following Common Stock transactions occurred: (i) 67,250 shares of Common Stock were issued to officers and directors as stock compensation; (ii) 25,446,000 shares were issued in four separate public equity offerings; (iii) 448,172 shares were issued in connection with various acquisitions; (iv) 107,414 shares were issued in connection with the exercise of employee stock options;
(v) 111,188 shares were issued in connection with the exchange of Operating Partnership units; (vi) 1,303,616 shares were repurchased by the Company (see discussion below) and (vii) 59 shares were retired, resulting in total shares of Common Stock issued and outstanding at September 30, 1999, of 30,630,058. Assuming the issuance of 4,159,314 shares of Common Stock issuable upon redemption of 4,159,314 partnership units in the Operating Partnership, there would be 34,789,372 shares of Common Stock outstanding as of September 30, 1999.

In January 1998, the Company completed a public offering of 11,500,000 shares of 7 3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The shares are convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Shares of Preferred Stock issued and outstanding at September 30, 1999, totaled 11,500,000.

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

In February 1999, the Company's Board of Directors authorized the Company to repurchase up to 3.1 million shares of its outstanding Common Stock. This represents approximately 10% of the Company's total outstanding Common Stock. Such purchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors. As of September 30, 1999, 1,303,616 shares have been repurchased. In addition, during the third quarter, the Company announced that its Board of Directors had approved an expansion of the stock repurchase program to include preferred stock as well as common stock. The Company is authorized to repurchase up to 15% of its preferred stock, or 1,725,000 shares.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1999


87.04% limited partner interest at September 30, 1999, is Glenborough Properties, L.P. (the "Operating Partnership"). As of September 30, 1999, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 167 real estate projects, including office, office/flex, industrial, multifamily, retail and hotel properties. The portfolio encompasses approximately 23 million square feet in 22 states.

Prior to September  30, 1999,  the Operating  Partnership  also held 100% of the
non-voting   preferred  stock  of  the  following   associated   companies  (the
"Associated Companies"):

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

Effective September 30, 1999, GHG merged with GC. In the merger, the Operating Partnership received preferred stock of GC in exchange for its preferred stock of GHG.

Following the merger, the Operating Partnership owns 100% of the 47,500 shares (representing 95% of total outstanding shares) of non-voting preferred stock of GC. Six individuals, including Sandra Boyle, Frank Austin and Terri Garnick, executive officers of the Company, own the 2,500 shares (representing 5% of total outstanding shares) of voting common stock of GC. The Operating
Partnership and GC intend that the Operating Partnership's interest in GC complies with REIT qualification standards.

The Operating Partnership, through its ownership of preferred stock of GC, is entitled to receive cumulative, preferred annual dividends of $1.896 per share, which GC must pay before it pays any dividends with respect to the common stock of GC. Once GC pays the required cumulative preferred dividend, it will pay any additional dividends in equal amounts per share on both the preferred stock and the common stock at 95% and 5%, respectively. Through the preferred stock, the Operating Partnership is also entitled to receive a preferred liquidation value of $169.49 per share plus all cumulative and unpaid dividends. The preferred stock is subject to redemption at the option of GC after December 31, 2005, for a redemption price of $169.49 per share. As the holder of preferred stock of GC, the Operating Partnership has no voting power with respect to the election of the directors of GC; all power to elect directors of GC is held by the owners of the common stock of GC.

This structure is intended to provide the Operating Partnership with a significant portion of the economic benefits of the operations of GC. The Operating Partnership will account for the financial results of GC using the equity method.

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements present the consolidated financial position of the Company as of September 30, 1999, and December 31, 1998, and the consolidated results of operations and cash flows of the Company for the nine months ended September 30, 1999 and 1998. All intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of September 30, 1999, and for the period then ended.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1999


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

New Accounting Pronouncements
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, with early adoption permitted. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued which, among other things, deferred the final implementation to fiscal years beginning after June 15, 2000. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and specifically requires all derivatives to be recorded on the balance sheet at fair value. Management is evaluating the effects, if any, that this pronouncement will have on the Company's consolidated financial position, results of operations and financial statement position.

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

Investments in Associated Companies
The Company's investments in Associated Companies are accounted for using the equity method, as discussed further in Note 4.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1999


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

At September 30, 1999, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in August 1999 and discussed in Note 7 below.

Deferred Financing and Other Fees
Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related notes payable or leases and are included in other assets.

Minority Interest
Minority interest represents the 11.96% limited partner interests in the Operating Partnership not held by the Company.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1999


For the nine months ended September 30, 1999 and 1998, no tenants represented 10% or more of rental revenue of the Company.

Fees and reimbursement revenue consists of property management fees, overhead administration fees, and transaction fees from the acquisition, disposition, refinancing, leasing and construction supervision of real estate for unconsolidated affiliates.

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

Note 3.   RENTAL PROPERTY

Acquisitions
In the third quarter of 1999, the Company acquired all of the real estate assets of Prudential-Bache/Equitec Real Estate Partnership, a California limited partnership (the "Pru Bache Portfolio") in which the managing general partner is Prudential-Bache Properties, Inc., and in which GC and Robert Batinovich, Chief Executive Officer of the Company, have served as co-general partners since March 1994. Neither GC nor Robert Batinovich held a material equity or economic interest in the Pru-Bache Portfolio. The acquisition was unanimously approved by the Company's independent directors, with Robert Batinovich and Andrew
Batinovich abstaining. The total acquisition cost, including third party expenditures incurred for the purpose of the transaction, was approximately $49.1 million, which consisted of (i) approximately $15.2 million of assumed debt and (ii) the balance in cash, including approximately $21.4 million of proceeds from the sales of real estate assets and an $11.2 million advance under the Credit Facility. The Pru-Bache Portfolio consists of four office buildings and one office/flex property, aggregating 550,592 total square feet and located in Rockville, Maryland, Memphis, Tennessee, Sacramento, California and Seattle, Washington.

In the second quarter of 1999, the Company expanded its existing holdings near Los Angeles International Airport by purchasing a 41,709 square foot industrial building which is the second phase of the project purchased in the first quarter (see below). This second phase has been leased on a long term triple net basis to the tenant currently occupying phase one of the project. The total acquisition cost, including third party expenditures incurred for the purpose of the transaction, was approximately $5.6 million.

In the first quarter of 1999, the Company acquired a 285 unit multifamily property ("Springs of Indian Creek") located in Carrolton, Texas. The property is the first phase of a two-phase project comprising a total of 519 units. The 234 unit second phase of the project is currently under construction through one of the Company's development alliances and is expected to be completed in the first quarter of the year 2000. The total acquisition cost, including third

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1999

party expenditures incurred for the purpose of the transaction, was approximately $20.8 million comprising: (i) approximately $14.1 million in assumption of debt and (ii) the balance in cash. In addition, the Company acquired a 1.45-acre parcel containing 34,500 square feet of industrial buildings in Los Angeles, California, near the Los Angeles International Airport. This property is the first phase of a two-phase project. The total acquisition cost, including third party expenditures incurred for the purpose of the transaction, was approximately $3.1 million, which was paid entirely in cash. The property has been leased to a single tenant under a 15-year triple-net lease.

Dispositions
In the third quarter of 1999, the Company sold five properties, including two office, two office/flex and one hotel. The assets were sold for an aggregate sales price of approximately $19,865,000 and generated an aggregate net gain of approximately $1,229,000. This gain was offset by a $1,600,000 reduction in the sale price of a hotel sold in June 1998 (see Note 5 for further discussion), resulting in an aggregate net loss for the quarter of $371,000.

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

These transactions are reflected as the net gain on sales of real estate assets on the accompanying consolidated statement of operations for the nine months ended September 30, 1999.

Prospective Dispositions
The Company has entered into separate definitive agreements to sell six properties, including two office properties, two office/flex properties and two industrial properties. The sales are expected to close in the fourth quarter of 1999 and the first quarter of 2000 for an aggregate sales price of approximately $22.7 million, however, they are subject to certain contingencies, including satisfactory completion of due diligence and customary closing conditions. As a result, there can be no assurance that these sales will be completed. These properties are reflected as Real Estate Held For Sale on the accompanying consolidated balance sheet as of September 30, 1999. See Note 13 for discussion of sales subsequent to September 30, 1999.

Note 4.   INVESTMENTS IN ASSOCIATED COMPANIES

The Company accounts for its investment in GC (as defined in Note 1) using the equity method as a substantial portion of its economic benefits flow to the Company by virtue of its 100% non-voting preferred stock interest in GC, which interest constitutes substantially all of GC's capitalization. Three of the holders of the voting common stock of GC are officers of the Company; however, the Company has no direct voting or management control of GC. The Company records earnings on its investment in GC equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based on cash flow allocation percentages. Distributions received from GC are recorded as a reduction of the Company's investment.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1999


As of September 30, 1999 and 1998, the Company had the following investments in the Associated Companies (in thousands):

                                          GC (1)
Investment at December 31, 1998         $   8,807
Distributions                                (433)
Equity in earnings                          1,212
                                        ---------
Investment at September 30, 1999        $   9,586
                                        =========

                                            GC             GHG           Total
Investment at December 31, 1997         $   8,519      $   2,429      $  10,948
Distributions                              (1,005)          (195)        (1,200)
Equity in earnings (loss)                   1,889           (199)         1,690
                                        ---------      ----------     ---------
Investment at September 30, 1998        $   9,403      $   2,035      $  11,438
                                        =========      =========      =========

(1) All amounts presented for GC represent combined amounts for GC and GHG due to the September 30, 1999 merger, as previously discussed in Note 1.

Note 5.   MORTGAGE LOANS RECEIVABLE

The Company's mortgage loans receivable consist of the following as of September 30, 1999, and December 31, 1998 (dollars in thousands):

                                                        1999              1998
                                                      ---------        ---------

Note secured by an office property in Phoenix, AZ,
with a fixed  interest  rate of 7% (until  May 31,
2000,  at which  time the rate  shall  change to a
fixed rate of 9%) and a maturity  date of May 2001    $ 3,728           $ 3,484

Note  secured by a hotel  property in Dallas,  TX,
with  a  fixed   interest  rate  of  9%,   monthly
interest-only  payments  and a  maturity  date  of
March 2000. The principal  amount of this loan was
reduced in September  1999.  See below for further
discussion.                                             2,000             3,600

Note  secured  by  Gateway  Park land  located  in
Aurora,  CO, with a stated fixed  interest rate of
13%,  quarterly   interest-only   payments  and  a
maturity  date of July 2005 (see below for further
discussion)                                            37,275            35,336

                                                     ----------        ---------
Total                                                $ 43,003          $ 42,420
                                                     ==========        =========

In 1998, the Company entered into a development alliance with The Pauls Corporation (see Note 6). In addition to this development alliance, the Company loaned approximately $34 million ($37.3 million, including accrued interest, at September 30, 1999), secured by a First Mortgage, to continue the build-out of Gateway Park. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 2.2 million square feet of office, office/flex and industrial space and 1,600 multifamily units over the next ten years.

In June 1998, the Company sold a hotel property in Dallas, Texas, to a third party for a sale price of $4.2 million, of which $3.6 million was represented by a note receivable secured by the hotel property. In September 1999, the loan agreement was modified to reduce the sale price of the hotel by $1.6 million and, thus, the principal amount of the note receivable was also reduced by $1.6 million. In addition, the maturity date of the note was extended to March 2000. This reduction in the sale price of the hotel was recorded as a loss on sale of the property and is included in the $371,000 net loss on sales of real estate assets on the accompanying consolidated statement of operations for the three months ended September 30, 1999.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1999


Note 6.   INVESTMENTS IN DEVELOPMENT AND OTHER ASSETS

The Company has formed 4 development alliances for the development of approximately 713,000 square feet of office, office/flex and distribution properties and 1,710 multifamily units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of September 30, 1999, the Company has advanced approximately $42 million. Under these development alliances, the Company has certain rights to purchase the properties upon completion of development over the next five years.

In June 1999, the Company entered into a joint venture in which it sold a 90% interest in Rockwall I & II, a 340,252 square foot office complex located in Rockville, Maryland. The Company maintains a 10% interest in the asset along with a contract for property management and asset management services under which the Company is entitled to receive property management fees of 3% of cash receipts and an annual asset management fee of $350,000. The proceeds from the sale were used to paydown the Credit Facility (discussed below) and to reduce other secured debt. The value of this 10% interest is approximately $1.3 million and is included in Other Assets on the accompanying consolidated balance sheet as of September 30, 1999. This investment is accounted for using the equity method.

In April 1999, the Company also purchased a 10% interest in a joint venture holding the fee simple title to the land under Rincon Center I & II in San Francisco, California. The land was purchased from the United States Post Office for a purchase price of $80.5 million. The land has a triple net ground lease with a remaining term of 51 years with minimum 30% rental increases every six years. Occupying a full city block near the waterfront in the Financial District, Rincon Center I & II contains 476,709 square feet of commercial office and retail space, 320 multifamily units and 381 subterranean parking spaces. The value of this 10% interest is approximately $2 million and is included in Other Assets on the accompanying consolidated balance sheet as of September 30, 1999. This investment is accounted for using the equity method. In October 1999, the joint venture acquired Rincon Center I & II. See Note 13 for further discussion.

Note 7.   SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, unsecured notes and notes payable outstanding as of September 30, 1999, and December 31, 1998 (dollars in thousands):
                                                             1999          1998
                                                            ------        ------

Secured  loans  with  various   lenders,   net  of
unamortized  discount  of  $5,671  and  $6,140  at
September   30,  1999  and   December   31,  1998,
respectively. All loans have a fixed interest rate
of 6.125% and a November 10, 2008  maturity  date.
Monthly  principal  and  interest  payments  range
between $296 and $458.  These loans are secured by
35 properties with an aggregate net carrying value
of $402,418 and $408,439 at September 30, 1999 and
December  31,  1998,  respectively.                       $ 233,322    $ 234,871

Secured loan with an investment  bank with a fixed
interest  rate of  7.57%  and a  maturity  date of
January 1,  2006.  This loan was paid off in March
1999 with the  proceeds  from a $26  million  loan
discussed below.                                                --        13,220

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1999



                                                             1999          1998
                                                            ------        ------

Secured  loans  with  various   lenders,   bearing
interest  at fixed rates  between  6.95% and 9.25%
(approximately  $52,824 of these loans  include an
unamortized  premium of  approximately  $366 which
reduces  the  effective  interest  rate  on  those
instruments to 6.75%),  with monthly principal and
interest payments ranging between $11 and $443 and
maturing  at various  dates  through  December  1,
2030.  These loans are secured by properties  with
an aggregate  net  carrying  value of $549,627 and
$576,633 at  September  30, 1999 and  December 31,
1998, respectively.                                       $ 324,841    $ 335,257

Secured loans with various banks bearing  interest
at variable rates ranging  between 6.20% and 8.25%
at  September  30,  1999,  monthly  principal  and
interest payments ranging between $16 and $500 and
maturing at various dates through August 30, 2004.
These  loans are  secured  by  properties  with an
aggregate  net  carrying  value  of  $210,007  and
$179,438 at  September  30, 1999 and  December 31,
1998, respectively.                                         136,125      125,230

Unsecured  $142,500  line  of  credit  with a bank
("Credit  Facility") with a variable interest rate
of  LIBOR  plus  1.625%   (6.960%  and  7.401%  at
September   30,  1999  and   December   31,  1998,
respectively),  monthly interest only payments and
a maturity  date of December  22,  2000,  with one
option to extend for 10 years.                               83,207       63,519

Unsecured  Series  A  Senior  Notes  with a  fixed
interest   rate  of   7.625%,   interest   payable
semiannually  on March 15 and  September 15, and a
maturity  date of March  15,  2005.  Approximately
$25.9 million of the notes were retired in 1999 as
discussed below.                                            124,140      150,000

Total                                                     $ 901,635    $ 922,097
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

In August 1999, the Company closed a $97.6 million secured financing with Key Bank/FNMA. The proceeds from this financing, combined with proceeds from a new $7.2 million mortgage and a draw on the Credit Facility, were used to retire a $113.2 million mortgage which would have matured in December of 1999. The new financing is a revolving line of credit maturing in five years with a five-year extension option, and bears interest at a floating rate equal to 75 basis points over the rate for 90-day mortgage backed securities credit-enhanced by FNMA. The current interest rate on this loan is 6.2%.

In connection with the Key Bank/FNMA secured financing, the Company entered into an interest rate cap agreement to hedge increases in interest rates above a specified level of 11.21%. The agreement is for a term concurrent with the Key

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1999

Bank/FNMA instrument, is indexed to a 90-day LIBOR rate, and is for a notional amount equal to the maximum amount available on the Key Bank/FNMA loan. As of September 30, 1999, the 90-day LIBOR rate was 6.084%. The Company paid a premium of approximately $434,000 at the inception of the cap agreement, which is being amortized as additional interest expense over the life of the agreement.

In the second and third quarters of 1999, the Company retired approximately $25.9 million of unsecured Series A Senior Notes at a discount. As a result of these transactions, a gain on early extinguishment of debt of approximately $2.6 million was recorded which is included in the net gain on early extinguishment of debt on the accompanying consolidated statement of operations for the nine months ended September 30, 1999, as discussed in Note 8 below.

Some of the Company's properties are held in limited partnerships and limited liability companies in order to facilitate financing. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Company in accordance with Generally Accepted Accounting Principles ("GAAP").

The required principal payments on the Company's debt for the next five years and thereafter, as of September 30, 1999, are as follows (in thousands):
                   Year Ending
                   December 31,
                      1999                  $    2,377
                      2000                     176,050
                      2001                      22,532
                      2002                      14,301
                      2003                      37,891
                      Thereafter               648,484
                                              ---------
                      Total                 $  901,635
                                              =========

Note 8.   NET GAIN ON EARLY EXTINGUISHMENT OF DEBT

In connection with the loan payoffs discussed above and the payoff of other mortgage debt, the Company recorded a net gain on early extinguishment of debt of $437,000 for the nine months ended September 30, 1999. This gain consists of $2,568,000 of gains on retirement of Series A Senior Notes (as discussed above) offset by $2,026,000 of losses due to prepayment penalties and $105,000 of losses due to the writeoff of unamortized loan fees upon the early payoff of four loans. These loans were paid-off early when more favorable terms were obtained through new financing (discussed above) and upon the sale of the properties securing the loans.

Note 9.   RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $2,492,000 and $2,452,000 for the nine months ended September 30, 1999 and 1998, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, the Company paid GC property management fees and salary reimbursements totaling $1,180,000 and $940,000 for the nine months ended September 30, 1999 and 1998, respectively, for management of a portfolio of residential properties owned by the Company, which is included in property operating expenses and general and administrative expenses on the accompanying consolidated statements of operations.

In 1998, the Company acquired from a Managed Partnership an option to purchase all of its rights under a Lease with Option to Purchase Agreement, for certain undeveloped land located in Burlingame, California. Upon expiration of the option period, the independent members of the Company's Board of Directors concluded that proceeding with the development of the property would have required that the Company incur substantial debt. Accordingly, on February 1, 1999, the Company elected not to proceed with the development and not to exercise the option in return for the Managed Partnership's agreement to reimburse the Company for $2,309,000 of predevelopment costs, $462,000 to be paid in cash with the balance in a promissory note bearing interest at 10% and due on the earlier of sale, refinance or March 31, 2002. The note also contains a participation in profits realized by the Managed Partnership from the development and sale of the property. The principal balance of the note is included in Other Assets on the accompanying consolidated balance sheet as of September 30, 1999.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1999


Note 10.  EARNINGS PER SHARE

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

                                                            Three months ended                   Nine months ended
                                                              September 30,                        September 30,
                                                      -------------------------------      -------------------------------
                                                          1999              1998               1999              1998
                                                      -------------     -------------      -------------     -------------
Net income available to common
     Stockholders - Basic                             $      6,607      $      4,940       $     23,096      $     21,594
Minority interest                                              888               635              3,084             1,909

                                                      -------------     -------------      -------------     -------------
Net income available to common
     Stockholders - Diluted                           $      7,495      $      5,575       $     26,180      $     23,503
                                                      -------------     -------------      -------------     -------------

Weighted average shares:
Basic                                                   31,020,822        31,703,963         31,480,583       31,634,138
Stock options                                               86,380           325,661            103,430          346,666
Convertible Operating Partnership Units                  4,167,738         4,231,604          4,198,771        3,134,034
                                                      -------------     -------------      -------------    --------------
Diluted                                                 35,274,940        36,261,228         35,782,784       35,114,838
                                                      -------------     -------------      -------------    --------------

Basic earnings per share                              $       0.21      $       0.16       $       0.73     $       0.68
Diluted earnings per share                            $       0.21      $       0.15       $       0.73     $       0.67

Note 11.  STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the "Plan") to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company's 1997 Annual Meeting of Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights ("SARs") or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights ("DERs"), Performance Units or Preference Shares. The total number of shares of Common Stock available under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under the Plan, may be granted under the Plan may not exceed 1,140,000

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1999

shares. The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No. 25. As of September 30, 1999, 67,250 shares of bonus grants have been issued under the Plan. The fair value of the shares granted have been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the respective vesting periods that range from 2 to 5 years. As of September 30, 1999, 3,831,493 options to purchase shares of Common Stock were outstanding. The exercise price of each incentive stock option granted is greater than or equal to the per-share fair market value of the Common Stock on the date the option is granted and, as such, no compensation expense has been recognized. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

Note 12.  SEGMENT INFORMATION

The Company owns a diverse portfolio of properties comprising six product types: office, office/flex, industrial, retail, multifamily and hotels. Each of these product types represents a reportable segment with distinct uses and tenant types which require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The office/flex portfolio consists of properties designed for a combination of office and warehouse uses. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consists primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the multifamily portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The Company's hotel operations are from three limited service "all-suite" properties leased to and operated by third parties. As of September 30, 1999, two of these hotel properties have been sold with only one remaining in the Company's portfolio.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Company for its reportable segments as of and for the nine months ended September 30, 1999 and 1998 is as follows (in thousands):


1999                             Office     Office/Flex    Industrial     Retail     Multi-family     Hotel      Total
----
                               -----------  -------------  -----------  -----------  ------------ ------------  -------------

Rental revenue                 $   89,946    $   27,289     $  14,229    $   8,561    $  50,891     $   1,211    $   192,127
Property operating expenses        35,310         7,875         3,328        2,853       22,353           377         72,096
                               ===========  =============  ===========  ===========  ============ ============  =============
Net operating income (NOI)     $   54,636    $   19,414     $  10,901    $   5,708    $  28,538     $     834    $   120,031
                               ===========  =============  ===========  ===========  ============ ============  =============

1998
Rental revenue                 $   87,647    $   27,063     $  11,432    $   8,638    $  24,695     $   3,428    $   162,903
Property operating expenses        33,429         8,165         2,761        2,876       10,306           838         58,375
                               ===========  =============  ===========  ===========  ============ ============  =============
Net operating income (NOI)     $   54,218    $   18,898     $   8,671    $   5,762    $  14,389     $   2,590    $   104,528
                               ===========  =============  ===========  ===========  ============ ============  =============

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 1999


The following is a reconciliation of segment revenues and income to consolidated revenues and income for the periods presented above (in thousands):

                                                           1999                 1998
                                                      ----------------     ----------------
Revenues
Total revenue for reportable segments                   $    192,127         $    162,903
Other revenue (1)                                             15,642                8,050
                                                      ================     ================
Total consolidated revenues                             $    207,769         $    170,953
                                                      ================     ================


                                                           1999                 1998
                                                      ----------------     ----------------

Net Income
NOI for reportable segments                             $    120,031         $    104,528
Elimination of internal property management fees               6,090                5,340
Unallocated amounts:
   Other revenue (1)                                          15,642                8,050
   General and administrative expenses                        (7,054)              (8,197)
   Depreciation and amortization                             (43,578)             (35,252)
   Interest expense                                          (48,678)             (35,916)
                                                      ================     ================
Income from operations  before minority interest and
   extraordinary items                                  $     42,453         $     38,553
                                                      ================     ================

(1) Other revenue includes fee income, interest and other income, equity in earnings of Associated Companies and net gain on sales of real estate assets.

Note 13.  SUBSEQUENT EVENTS

Acquisitions
In October 1999, through one of its development alliances, the Company acquired the recently completed Phase II (96 units) of the Chase Monroe Apartments in Monroe, North Carolina. Phase I (120 units) was acquired as part of the Marion Bass Portfolio acquisition in December 1997.

In October 1999, a joint venture in which the Company holds a 10% interest purchased the leasehold improvements comprising Rincon Center I & II in San Francisco, California, after having previously acquired the fee simple title to the land. In connection with this acquisition, the Company invested an additional $6,425,000 in the joint venture. The Company took over management and leasing of the project on November 1, 1999 and is now entitled to receive property management fees of 1.75% of cash receipts. See Note 6 for further discussion of this joint venture.

Dispositions
Subsequent to September 30, 1999, and through the date of this filing, the Company sold two office/flex properties and a 22,314 square foot building from a 300,894 square foot office/flex property. These properties were sold for an aggregate sales price of $7.4 million and generated an aggregate net gain of approximately $1.1 million.

Common Stock Repurchase Plan
In November 1999, the Company announced that its Board of Directors has doubled the size of the repurchase authorization under the Company's common stock repurchase plan. The repurchase plan, under which the Board of Directors had originally approved the repurchase of up to 3.1 million shares, was increased to
6.2 million shares. To date, the Company has repurchased approximately 1.4 million shares, representing approximately 22% of the expanded repurchase authorization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of September 30, 1999, the Company owned and operated 167 income-producing properties (the "Properties," and each a "Property"). The Properties are comprised of 51 office Properties, 39 office/flex Properties, 29 industrial Properties, 10 retail
Properties, 37 multifamily Properties and 1 hotel Property, located in 22 states.

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation, a California corporation, and eight public limited partnerships (the "Partnerships") collectively, the "GRT Predecessor Entities", merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with Glenborough Corporation, with the Company being the surviving entity; (iii) acquired an interest in three companies (the "Associated Companies"), two of which merged on June 30, 1997, that provide asset and property management services, as well as other services; and (iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner, and in which the Company holds a 87.04% limited partner interest at September 30, 1999. The Company operates the assets acquired in the Consolidation and in subsequent acquisitions (see further discussion below) and intends to continue to invest in income-producing property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company has elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The common and preferred stock of the Company (the "Common Stock" and the "Preferred Stock", respectively) are listed on the New York Stock Exchange ("NYSE") under the trading symbols "GLB" and "GLB Pr A", respectively.

Since the Consolidation, and consistent with its strategy for growth, the Company has completed the following transactions:

     Acquired 20 properties in 1996, 90 properties in 1997, 69 properties in 1998 and 8 properties in 1999. The total acquired Properties consist of an aggregate of approximately 16.4 million rentable square feet of office, office/flex, industrial and retail space, 9,734 multifamily units and 227 hotel suites and had aggregate acquisition costs, including third party expenditures incurred for the purpose of these transactions, of approximately $1.84 billion.

     From January 1, 1996 to the date of this filing, sold 57 properties which were comprised of eight office properties, 15 office/flex properties, eight industrial properties, 19 retail properties, two multifamily properties and five hotel properties, to redeploy capital into properties the Company believes have characteristics more suited to its overall growth strategy and operating goals.

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

     Issued $150 million of unsecured 7.625% Series A Senior Notes which mature on March 15, 2005. In the second and third quarters of 1999, $25.9 million of the Senior Notes were retired at a discount which resulted in a gain on early extinguishment of debt of approximately $2.6 million.

     Entered into 4 development alliances to which the Company has made advances of approximately $42 million and a loan (including accrued interest) of $37.3 million as of September 30, 1999.

The Company's principal business objectives are to achieve a stable and increasing source of cash flow available for distribution to stockholders. By achieving these objectives, the Company will seek to raise the value of its shares over time.

Results of Operations

Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998.

Rental Revenue. Rental revenue increased $29,224,000, or 18%, to $192,127,000 for the nine months ended September 30, 1999, from $162,903,000 for the nine months ended September 30, 1998. The increase included growth in revenue from the office, office/flex, industrial and multifamily Properties of $2,299,000, $226,000, $2,797,000 and $26,196,000, respectively, due primarily to 1998 and
1999 acquisitions. These increases were partially offset by decreases in revenue from the retail and hotel Properties of $77,000 and $2,217,000, respectively, due to the 1998 and 1999 sales of three retail properties and five hotel properties. Excluding properties that have been sold, rental revenue for the nine months ended September 30, 1999, included $13,329,000 generated from the 1996 Acquisitions, $67,313,000 generated from the 1997 Acquisitions, $98,740,000 generated from the 1998 Acquisitions and $3,615,000 generated from the 1999 Acquisitions. In addition, $9,130,000 of rental revenue was generated from 26 properties that were sold during the nine months ended September 30, 1999.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the Managed Partnerships. This revenue did not change significantly, with an increase of $40,000, or 2%, to $2,492,000 for the nine months ended September 30, 1999, from $2,452,000 for the nine months ended September 30, 1998.

Interest and Other Income. Interest and other income increased $3,197,000, or 158%, to $5,216,000 for the nine months ended September 30, 1999, from $2,019,000 for the nine months ended September 30, 1998. The increase primarily consisted of interest income on a mortgage loan receivable secured by land located in Aurora, Colorado which originated on June 30, 1998, and interest earned on lender impound accounts, invested cash balances and notes receivable for tenant improvements.

Equity in Earnings of Associated Companies. Equity in earnings of Associated Companies decreased $478,000 or 28%, to $1,212,000 for the nine months ended
September 30, 1999, from $1,690,000 for the nine months ended September 30, 1998. The decrease is primarily due to a decrease in earnings from GC resulting from a provision to reduce the carrying value of management contracts with certain of the Managed Partnerships. This decrease is also due to a decrease in earnings from GHG resulting from the cancellation of GHG's hotel leases with the Company.

Net Gain on Sales of Real Estate Assets. A net gain on sales of real estate assets of $6,722,000 during the nine months ended September 30, 1999, resulted from the sale of seven office properties, eleven office/flex properties, two industrial properties, three retail properties, one multifamily property, two hotel properties and a small interest in real estate securities from the Company's portfolio. The net gain on sales of real estate assets of $1,889,000 during the nine months ended September 30, 1998, resulted from the sale of one multifamily property, two industrial properties, two office/flex properties and two hotel properties from the Company's portfolio.

Property Operating Expenses. Property operating expenses increased $12,971,000, or 24%, to $66,006,000 for the nine months ended September 30, 1999, from $53,035,000 for the nine months ended September 30, 1998. This increase represents increases in property operating expenses attributable to the 1998 Acquisitions and the 1999 Acquisitions offset by decreases in property operating expenses due to the 1998 and 1999 sales of properties.

General and Administrative Expenses. General and administrative expenses decreased $1,143,000, or 14%, to $7,054,000 for the nine months ended September 30, 1999, from $8,197,000 for the nine months ended September 30, 1998. This decrease is primarily due to a reduction in staff and overhead expenses in response to a decrease in acquisition and marketing activities since mid-1998 and a reduction in the number of properties owned. As a percentage of rental revenue, general and administrative expenses decreased from 5.0% for the nine months ended September 30, 1998, to 3.7% for the nine months ended September 30, 1999.

Depreciation and Amortization. Depreciation and amortization increased $8,326,000, or 24%, to $43,578,000 for the nine months ended September 30, 1999, from $35,252,000 for the nine months ended September 30, 1998. The increase is primarily due to depreciation and amortization associated with the 1998 Acquisitions and 1999 Acquisitions.

Interest Expense. Interest expense increased $12,762,000 or 36%, to $48,678,000 for the nine months ended September 30, 1999, from $35,916,000 for the nine months ended September 30, 1998. Substantially all of the increase was the result of higher average borrowings during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due to new debt and the assumption of debt related to the 1998 Acquisitions and 1999 Acquisitions.

Net Gain on Early Extinguishment of Debt. Net gain on early extinguishment of debt of $437,000 during the nine months ended September 30, 1999, consists of a $2,568,000 gain on the retirement of Senior Notes at a discount, offset by $2,026,000 of prepayment penalties and $105,000 for the write-off of unamortized loan fees upon the early payoff of four loans. These loans were paid-off early when more favorable terms were obtained through new financing (discussed below) and upon the sale of the properties securing the loans.

Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998.

Rental Revenues. Rental revenues decreased $2,387,000, or 4%, to $62,934,000 for the three months ended September 30, 1999, from $65,321,000 for the three months ended September 30, 1998. The decrease included decreases in revenues from the office, office/flex, retail and hotel Properties of $1,319,000, $896,000, $690,000 and $211,000, respectively. These decreases are primarily due to the sale of eight office properties, eleven office/flex properties, three retail properties and three hotels since September 30, 1998. These decreases are partially offset by increases in revenue from the industrial and multifamily
Properties of $64,000 and $665,000, respectively. The increase in multifamily revenue is primarily due to the acquisition of a 285-unit property in the first quarter of 1999.

Fees and Reimbursements. Fees and reimbursements revenue consists primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements. This revenue decreased $602,000, or 49%, to $618,000 for the three months ended September 30, 1999, from $1,220,000 for the three months ended September 30, 1998, primarily due to transaction fees received from GC in 1998.

Interest and Other Income. Interest and other income increased $363,000 to $1,779,000 for the three months ended September 30, 1999, from $1,416,000 for the three months ended September 30, 1998. The increase primarily consisted of an increase in interest income from a mortgage loan receivable secured by land located in Aurora, Colorado, which originated on June 30, 1998. Interest on this loan is compounded annually on June 30 which resulted in an increase of approximately $100,000 during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. In addition, interest from other notes receivable which originated in 1999 in connection with property sales was approximately $133,000 during the three months ended September 30, 1999. These other notes receivable have a book value of approximately $6,400,000 at September 30, 1999, and are included in other assets on the Company's consolidated balance sheet as of September 30, 1999.

Equity in Earnings of Associated Companies. Equity in earnings of Associated Companies increased $1,148,000, or 183%, to $1,777,000 for the three months ended September 30, 1999, from $629,000 for the three months ended September 30, 1998. The increase is primarily due to an increase in earnings from GC arising from a benefit for income taxes generated by the write-off of certain tax basis assets which had no book basis for financial reporting purposes.

Net Loss on Sales of Real Estate Assets. The net loss on sales of real estate assets of $371,000 during the three months ended September 30, 1999, resulted from the $1,229,000 gain on sales of two office properties, two office/flex properties and one hotel property from the Company's portfolio, offset by a $1,600,000 loss on the 1998 sale of a hotel property. In June 1998, the Company sold a hotel property in Dallas, Texas, to a third party for a sale price of $4.2 million, of which $3.6 million was represented by a note receivable secured by the hotel property. In September 1999, the loan agreement was modified to reduce the sale price of the hotel by $1.6 million and, thus, the principal amount of the note receivable was also reduced by $1.6 million. This reduction in the sale price of the hotel was recorded as a loss on sale of the property. The net loss on sales of real estate assets of $250,000 during the three months ended September 30, 1998, resulted from additional costs to sell one office/flex property, one industrial property, one multifamily property and two hotel properties from the Company's portfolio in the first and second quarters of 1998.

Property Operating Expenses. Property operating expenses did not change significantly with a decrease of $301,000, or 1%, to $22,145,000 for the three months ended September 30, 1999, from $22,446,000 for the three months ended September 30, 1998.

General and Administrative Expenses. General and administrative expenses decreased $1,091,000, or 32%, to $2,281,000 for the three months ended September 30, 1999, from $3,372,000 for the three months ended September 30, 1998. This decrease is primarily due to a reduction in staff and overhead expenses in response to a decrease in acquisition and marketing activities since mid-1998 and a reduction in the number of properties owned. As a percentage of rental revenue, general and administrative expenses decreased from 5.2% for the three months ended September 30, 1998, to 3.6% for the three months ended September 30, 1999.

Depreciation and Amortization. Depreciation and amortization did not change significantly with a decrease of $43,000, or 0.30%, to $14,266,000 for the three months ended September 30, 1999, from $14,309,000 for the three months ended September 30, 1998.

Interest Expense. Interest expense decreased $1,344,000, or 8%, to $15,720,000 for the three months ended September 30, 1999, from $17,064,000 for the three months ended September 30, 1998. Substantially all of the decrease was the result of higher average borrowings during the three months ended September 30, 1998, as compared to the three months ended September 30, 1999, due to pay downs of debt in connection with sales of properties in 1999.

Net Gain on Early Extinguishment of Debt. Net gain on early extinguishment of debt of $740,000 during the three months ended September 30, 1999, represents a gain on the retirement of $8,750,000 of Senior Notes at a discount.

Liquidity and Capital Resources

Cash Flows
For the nine months ended September 30, 1999, cash provided by operating activities decreased by $5,849,000 to $70,829,000 as compared to $76,678,000 for the same period in 1998. The decrease is primarily due to an increase in cash used for other assets and liabilities offset by an increase in net income (before depreciation and amortization, minority interest, net gain on sales of real estate assets and net gain on early extinguishment of debt) of $7,865,000 due to the 1998 Acquisitions and 1999 Acquisitions. Cash from investing activities increased by $695,316,000 to $61,450,000 of cash provided by investing activities for the nine months ended September 30, 1999, as compared to $633,866,000 of cash used for investing activities for the same period in 1998. The increase is primarily due to a decrease in property acquisitions in 1999 as compared to the same period in 1998. During the nine months ended September 30, 1998, the Company acquired 69 properties as compared to seven properties during the nine months ended September 30, 1999. In addition, cash used for investments in development, marketable securities and mortgage loans receivable decreased significantly during the nine months ended September 30, 1999 as compared to the same period in 1998. These decreases are partially offset by an increase in proceeds from sales of properties during 1999. Cash from financing activities decreased by $692,820,000 to $133,321,000 of cash used for financing activities for the nine months ended September 30, 1999, as compared to $559,499,000 of cash provided by financing activities for the same period in 1998. This change was primarily due to a decrease in net proceeds from the issuance of stock and proceeds from new debt. In 1998, the Company completed an offering of Preferred Stock; there have been no offerings in 1999. In addition, in 1998, the Company issued $150,000,000 of unsecured Series A Senior Notes.

The Company expects to meet its short-term liquidity requirements generally through its working capital, its Credit Facility (as defined below) and cash generated by operations. The Company believes that its cash generated by operations will be adequate to meet operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term. In addition to cash generated by operations, the Credit Facility provides for working capital advances. However, there can be no assurance that the Company's results of operations will not fluctuate in the future and at times affect (i) its ability to meet its operating requirements and (ii) the amount of its distributions.

The Company's principal sources of funding for acquisitions, development, expansion and renovation of properties and stock repurchases include the unsecured Credit Facility, permanent secured debt financing, public unsecured debt financing, public and private equity and debt issuances, the issuance of partnership units in the Operating Partnership, proceeds from property sales and cash flow provided by operations.

Mortgage Loans Receivable
Mortgage loans receivable increased from $42,420,000 at December 31, 1998, to $43,003,000 at September 30, 1999. This increase was primarily due to accrued interest on a loan made by the Company under a development alliance, offset by a $1.6 million decrease in a loan secured by a hotel property as discussed above.

Secured and Unsecured Financing
Mortgage loans payable decreased from $708,578,000 at December 31, 1998, to $694,288,000 at September 30, 1999. This decrease resulted from the payoff of approximately $167,438,000 of mortgage loans in connection with 1999 sales of properties and refinancing of debt, and scheduled principal payments of approximately $6,927,000. This decrease is partially offset by $29,275,000 of new mortgage loans in connection with 1999 Acquisitions and new financing of $130,800,000 (as discussed below).

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

In August 1999, the Company closed a $97.6 million secured financing with Key Bank/FNMA. The proceeds from this financing, combined with proceeds from a new $7.2 million mortgage and a draw on the Credit Facility (as defined below), were used to retire a $113.2 million mortgage which would have matured in December of 1999. The new financing is a revolving line of credit maturing in five years with a five-year extension option, and bears interest at a floating rate equal to 75 basis points over the rate for 90-day mortgage backed securities credit-enhanced by FNMA. The current interest rate on this loan is 6.2%.

In connection with the Key Bank/FNMA secured financing, the Company entered into an interest rate cap agreement to hedge increases in interest rates above a specified level of 11.21%. The agreement is for a term concurrent with the Key Bank/FNMA instrument, is indexed to a 90-day LIBOR rate, and is for a notional amount equal to the maximum amount available on the Key Bank/FNMA loan. As of September 30, 1999, the 90-day LIBOR rate was 6.084%. The Company paid a premium of approximately $434,000 at the inception of the cap agreement, which is being amortized as additional interest expense over the life of the agreement.

In the second and third quarters of 1999, the Company retired approximately $25.9 million of unsecured Series A Senior Notes at a discount. As a result of these transactions, a gain on early extinguishment of debt of approximately $2.6 million was recorded which is included in the net gain on early extinguishment of debt on the Company's consolidated statement of operations for the nine months ended September 30, 1999, as discussed below.

In connection with the loan payoffs discussed above and the payoff of other mortgage debt, the Company recorded a net gain on early extinguishment of debt of $437,000 for the nine months ended September 30, 1999. This gain consists of $2,568,000 of gains on retirement of Series A Senior Notes (as discussed above) offset by $2,026,000 of losses due to prepayment penalties and $105,000 of losses due to the writeoff of unamortized loan fees upon the early payoff of four loans. These loans were paid-off early when more favorable terms were obtained through new financing (discussed above) and upon the sale of the properties securing the loans.

The Company has an unsecured line of credit provided by a group of commercial banks (the "Credit Facility"). Outstanding borrowings under the Credit Facility increased from $63,519,000 at December 31, 1998, to $83,207,000 at September 30, 1999, due to draws for acquisitions, stock repurchases, purchases of the Company's Series A Senior Notes, and debt refinancing, offset by pay downs from proceeds from the sales of properties and cash from operations. In June 1999, in order to increase the Company's financial flexibility, the Credit Facility was modified to increase the commitment from $100 million to $142.5 million. The interest rate, monthly payments and maturity date remain unchanged.

At September 30, 1999, the Company's total indebtedness included fixed-rate debt of $682,303,000 and floating-rate indebtedness of $219,332,000. Approximately 64% of the Company's total assets, comprising 101 properties, is encumbered by debt at September 30, 1999.

It is the Company's policy to manage its exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At September 30, 1999, approximately 24% of the Company's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates. The Company may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings that are reasonably assured of completion. It is not the Company's policy to engage in hedging activities for previously outstanding debt instruments or for speculative purposes. At September 30, 1999, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract associated with the Key Bank/FNMA loan discussed above.

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

Development Alliances
The Company has formed 4 development alliances for the development of approximately 713,000 square feet of office, office/flex and distribution properties and 1,710 multifamily units in North Carolina, Colorado, Texas, New Jersey, Kansas and Michigan. As of September 30, 1999, the Company has advanced approximately $42 million. Under these development alliances, the Company has certain rights to purchase the properties upon completion of development over the next five years. In addition, the Company has loaned approximately $37.3 million (including accrued interest) under another development alliance to continue the build-out of a 1,200 acre master-planned development in Denver, Colorado.

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

Funds from Operations and Cash Available for Distribution

Funds from  Operations,  as defined by NAREIT,  represents  income (loss) before minority interests and extraordinary items, adjusted for real estate related depreciation and amortization and gains (losses) from the disposal of properties. The Company believes that FFO is a widely used measure of the financial performance of equity REITs which provides a relevant basis for comparison among other REITs. Together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity. FFO does not necessarily indicate that cash flows will be sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The Company calculates FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT in March 1995.

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

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31, June 30, and September 30, 1999 (in thousands, except weighted average shares and per share amounts):

                                                       March 31,         June 30,         September 30,            YTD
                                                          1999             1999               1999                1999
                                                      -------------    -------------     ----------------    ----------------
Net income before minority interest                   $    13,236      $    16,892       $      12,325       $      42,453
Preferred dividends                                        (5,570)          (5,570)             (5,570)            (16,710)
Net (gain) loss on sales of real estate assets             (1,351)          (5,742)                371              (6,722)
Depreciation and amortization (1)                          14,947           14,075              14,096              43,118
Adjustment to reflect FFO of Associated
    Companies(2)                                              253            2,170                 135               2,558
                                                      -------------    -------------     ----------------    ----------------

FFO                                                   $    21,515      $    21,825       $      21,357       $      64,697
                                                      =============    =============     ================    ================

Amortization of deferred financing fees                       485              508                 477               1,470
Capital reserve                                            (1,465)             994                 550                  79
Capital expenditures                                       (2,573)          (5,392)             (5,592)            (13,557)
                                                      -------------    -------------     ----------------    ----------------

CAD                                                   $    17,962      $    17,935       $      16,792       $      52,689
                                                      =============    =============     ================    ================

Distributions per share (3)                           $      0.42      $      0.42       $        0.42       $        1.26
                                                      =============    =============     ================    ================

Diluted weighted average shares outstanding            36,098,374       35,984,107          35,274,940          35,782,784
                                                      =============    =============     ================    ================

(1) Excludes depreciation of corporate office fixed assets.
(2) Reflects the adjustments to FFO required to reflect the FFO of the Associated Companies allocable to the Company. The Company's investments in the Associated Companies are accounted for using the equity method of accounting.
(3) The distributions for the three months ended September 30, 1999, were paid on October 15, 1999.

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

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Blumberg. On July 24, 1999, the Supreme Court of the United States denied a petition for a writ of certiorari to review the Company's settlement of a class action complaint originally filed on February 21, 1995 in connection with the Consolidation. No further appeals are possible in this case, and the settlement amount has been paid in full. Under the settlement, the Company agreed to pay $855,000 to settle certain claims by Anthony E. Blumberg, and others (the "Blumberg Action"), that the Company and others had, among other things, breached their fiduciary duty and duty of good faith and fair dealing to investors in the Partnerships involved in the Consolidation. Certain parties objected to the settlement, but the settlement was approved (or review denied) by the Superior Court of the State of California in and for San Mateo County, the California state court of appeals, the California Supreme Court and the Supreme Court of the United States.

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

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    The Exhibit Index attached hereto is hereby incorporated by reference to this item.

               (b)  Reports on Form 8-K:

                    On July 28, 1999, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended June 30, 1999.

                    On October 26, 1999, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      GLENBOROUGH REALTY TRUST INCORPORATED




                   By: Glenborough Realty Trust Incorporated,



      Date: November 15, 1999                  /s/ Andrew Batinovich
                                               ---------------------
                                               Andrew Batinovich
                                               Director, President
                                               and Chief Operating Officer
                                               (Principal Operating Officer)





      Date: November 15, 1999                  /s/ Stephen Saul
                                               ----------------
                                               Stephen Saul
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)





      Date: November 15, 1999                   /s/ Terri Garnick
                                                -----------------
                                               Terri Garnick
                                               Senior Vice President,
                                               Chief Accounting Officer,
                                               Treasurer
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.    Exhibit Title

11.1 Statement re: Computation of Per Share Earnings is shown in Note 10 of the Consolidated Financial Statements of the Company in
               Item 1.

12.1 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

27.1           Financial Data Schedule.


Exhibit 12.1

GLENBOROUGH REALTY TRUST INCORPORATED  Computation of Ratio of Earnings to Fixed
Charges and Ratio of Earnings to Fixed Charges and  Preferred  Dividends For the
five years ended December 31, 1998
and the three months ended March 31, June 30, and September 30, 1999
(in thousands)
                                 GRT Predecessor
                                    Entities,
                                     Combined                                                         The Company
                              -----------------------   ----------------------------------------------------------------------------
                                                                                 Three       Three     Three
                                                                                 Months     Months    Months
                                                                                 Ended       Ended     Ended          Year To
                                                 Year Ended December 31,        March 31,   June 30,  Sept. 30,         Date
                              ------------------------------------------------  ---------- ---------  ----------   -------------
                                1994       1995     1996      1997     1998       1999        1999       1999           1999
                              ---------- -------  --------  ------- ----------  ---------- ---------  ----------   ------------
EARNINGS, AS DEFINED

Net Income (Loss) before
  Preferred Dividends (2)     $  1,580   $  524  $ (1,609)  $19,368  $ 44,602   $10,578    $17,051   $ 12,177       $  39,806
Extraordinary items                 --       --       186       843     1,400     1,991     (1,688)      (740)           (437)
Federal & State income taxes       176      357        --        --        --        --         --         --              --
Minority Interest                   43       --       292     1,119     2,550       667      1,529        888           3,084
Fixed Charges                    1,140    2,129     3,913     9,668    53,289    16,540     16,418     15,720          48,678
                              ---------- ------- ---------- -------- ---------- --------- ---------  ----------    ------------

                              $  2,939   $3,010  $  2,782   $30,998  $101,841   $29,776    $33,310   $ 28,045       $  91,131
                              ---------- ------- ---------- -------- ---------- --------- ---------  ----------    ------------

FIXED CHARGES AND PREFERRED
   DIVIDENDS, AS DEFINED

Interest Expense              $  1,140   $2,129  $  3,913   $ 9,668   $53,289   $16,540    $16,418   $ 15,720       $  48,678
Capitalized Interest                --       --        --        --     1,108       643        687        747           2,077
Preferred Dividends                 --       --        --        --    20,620     5,570      5,570      5,570          16,710
                              ---------- ------- ---------- -------- ---------- --------- ---------  ----------    -----------
                              $  1,140   $2,129  $  3,913   $ 9,668   $75,017   $22,753    $22,675   $ 22,037       $  67,465

RATIO OF EARNINGS TO FIXED
   CHARGES (3)                    2.58     1.41      0.71(1)   3.21      1.87      1.73       1.95       1.70            1.80
                              ---------- ------- ---------- --------- --------- --------- ---------  ----------    -----------

RATIO OF EARNINGS TO FIXED
   CHARGES AND PREFERRED
   DIVIDENDS (3)                  2.58     1.41      0.71(1)   3.21      1.36      1.31       1.47       1.27            1.35
                              ---------- ------- ---------- --------- --------- --------- ---------  ----------    -----------

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