Form 10-Q
period 2000-03-31
GLENBOROUGH REALTY TRUST INC
filed 2000-05-15
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                   Yes X  No___


As of May 9, 2000, 29,335,603 shares of Common Stock ($.001 par value) and 10,097,800 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value) were outstanding.

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED

                                                                        Page No.
PART I      FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements of Glenborough Realty Trust Incorporated (Unaudited except for the Consolidated Balance Sheet at December 31, 1999):

             Consolidated Balance Sheets at March 31, 2000 and
             December 31, 1999                                                 3

             Consolidated Statements of Income for the three months ended
             March 31, 2000 and 1999                                           4

             Consolidated Statement of Stockholders' Equity for the three
             months ended March 31, 2000                                       5

             Consolidated Statements of Cash Flows for the three months
             ended March 31, 2000 and 1999                                   6-7

             Notes to Consolidated Financial Statements                     8-20

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                     21-26

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    27

Item 4.  Submission of Matters to a Vote of Security Holders                  27

Item 6.  Exhibits and Reports on Form 8-K                                     27

SIGNATURES                                                                    28

EXHIBIT INDEX                                                                 29


Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                                          GLENBOROUGH REALTY TRUST INCORPORATED
                                               CONSOLIDATED BALANCE SHEETS
                                          (in thousands, except share amounts)

                                                                                   March 31,               December 31,
                                                                                      2000                     1999
                                                                                  (Unaudited)               (Audited)
                                                                                -----------------        -----------------
ASSETS
     Rental properties, gross                                                   $    1,717,717           $     1,756,061
     Accumulated depreciation                                                         (125,136)                 (114,170)
                                                                                -----------------        -----------------
     Rental properties, net                                                          1,592,581                 1,641,891

     Real estate held for sale, gross                                                    7,017                         -
     Accumulated depreciation                                                             (289)                        -
                                                                                -----------------        -----------------
     Real estate held for sale, net                                                      6,728                         -

     Investments in Development and Joint Ventures                                      48,344                    44,452
     Investments in Associated Companies                                                 9,259                     9,404
     Mortgage loans receivable                                                          37,401                    37,582
     Cash and cash equivalents                                                             846                     6,482
     Other assets                                                                       48,083                    54,793
                                                                                -----------------        -----------------

         TOTAL ASSETS                                                           $    1,743,242           $     1,794,604
                                                                                =================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgage loans                                                             $      685,615           $       701,715
     Unsecured term debt                                                               126,475                   125,015
     Unsecured bank line                                                                72,901                    70,628
     Other liabilities                                                                  21,044                    30,625
                                                                                -----------------        -----------------
       Total liabilities                                                               906,035                   927,983
                                                                                -----------------        -----------------

Commitments and contingencies                                                                -                         -

Minority interest                                                                       80,803                    82,287

Stockholders' Equity:
     Common stock, 29,705,603 and 30,820,646  shares issued
       and outstanding at March 31, 2000 and
       December 31, 1999, respectively                                                      30                        31
     Preferred stock, 11,236,300 and 11,330,000 shares issued and outstanding at March 31, 2000 and December 31, 1999,
        respectively                                                                        11                        11
     Additional paid-in capital                                                        829,116                   846,693
     Deferred compensation                                                                (585)                     (613)
     Retained earnings (deficit)                                                       (72,168)                  (61,788)
                                                                                -----------------        -----------------
       Total stockholders' equity                                                      756,404                   784,334
                                                                                -----------------        -----------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                            $    1,743,242           $     1,794,604
                                                                                =================        =================


                                          See accompanying notes to consolidated financial statements



                                        GLENBOROUGH REALTY TRUST INCORPORATED
                                          CONSOLIDATED STATEMENTS OF INCOME
                                 For the three months ended March 31, 2000 and 1999
                                      (in thousands, except per share amounts)
                                                     (Unaudited)

                                                                                2000                       1999
                                                                           ---------------            ----------------
REVENUE
     Rental revenue                                                        $      63,161              $      64,641
     Fees and reimbursements from affiliates                                         468                      1,131
     Interest and other income                                                     1,216                      1,659
     Equity in earnings of Associated Companies                                       46                        309
     Equity in loss of joint ventures                                                (31)                         -
     Net gain (loss) on sales of real estate assets                                 (695)                     1,351
                                                                           ---------------            ----------------

       Total revenue                                                              64,165                     69,091
                                                                           ---------------            ----------------

EXPENSES
     Property operating expenses                                                  21,557                     22,001
     General and administrative                                                    2,309                      2,222
     Depreciation and amortization                                                15,129                     15,092
     Interest expense                                                             16,347                     16,540
                                                                           ---------------            ----------------
       Total expenses                                                             55,342                     55,855
                                                                           ---------------            ----------------

Income from operations before minority interest and
     extraordinary item                                                            8,823                     13,236
 Minority interest                                                                  (306)                      (667)
                                                                           ---------------            ----------------
 Net income before extraordinary item                                              8,517                     12,569
Extraordinary item:
Net loss on early extinguishment of debt                                            (466)                    (1,991)
                                                                           ---------------            ----------------
Net income                                                                         8,051                     10,578
Preferred dividends                                                               (5,488)                    (5,570)
                                                                           ---------------            ----------------
Net income available to Common Stockholders                                $       2,563              $       5,008
                                                                           ===============            ================


Basic Per Share Data:
Net income before extraordinary item                                       $        0.10              $        0.22
Extraordinary item                                                                 (0.02)                     (0.06)
                                                                           ---------------            ----------------
Net income available to Common Stockholders                                $        0.08              $        0.16
                                                                           ===============            ================
Basic weighted average shares outstanding                                     30,355,685                 31,764,834
                                                                           ===============            ================

Diluted Per Share Data:
Net income before extraordinary item                                       $        0.10              $        0.21
Extraordinary item                                                                 (0.02)                     (0.05)
                                                                           ---------------            ----------------
Net income available to Common Stockholders                                $        0.08              $        0.16
                                                                           ===============            ================
Diluted weighted average shares outstanding                                   34,096,464                 36,098,374
                                                                           ===============            ================


                                         See accompanying notes to consolidated financial statements



                                                 GLENBOROUGH REALTY TRUST INCORPORATED
                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               For the three months ended March 31, 2000
                                                            (in thousands)
                                                              (Unaudited)

                                           Common Stock        Preferred Stock
                                       --------------------- ---------------------
                                                                                 Additional   Deferred      Retained
                                                     Par                Par       Paid-in     Compen-      Earnings
                                         Shares     Value     Shares   Value      Capital     sation       (Deficit)       Total
                                       --------------------------------------------------------------------- -----------------------

Balance at December 31, 1999              30,821    $  31     11,330    $  11   $   846,693   $    (613)   $  (61,788)  $   784,334

Conversion of Operating Partnership
    units into common stock                   10        -          -        -           145           -             -           145

Common and preferred stock repurchases    (1,125)      (1)       (94)       -       (17,722)          -             -       (17,723)

Amortization of deferred compensation          -        -          -        -             -          28             -            28

Distributions                                  -        -          -        -             -           -       (18,431)      (18,431)

Net income                                     -        -          -        -             -           -         8,051         8,051
                                       ---------------------------------------------------------------------------------------------

Balance at March 31, 2000                 29,706    $  30     11,236    $  11   $   829,116   $    (585)   $  (72,168)  $   756,404
                                       ========== ========= ========== ======== ============= =========== ============= ============

                                         See accompanying notes to consolidated financial statements



                                      GLENBOROUGH REALTY TRUST INCORPORATED
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the three months ended March 31, 2000 and 1999
                                                  (in thousands)
                                                   (Unaudited)


                                                                            2000                        1999
                                                                       ---------------             ----------------
Cash flows from operating activities:
     Net income                                                        $        8,051              $       10,578
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                         15,129                      15,092
         Amortization of loan fees, included in
           interest expense                                                       639                         485
         Minority interest in income from operations                              306                         667
         Equity in earnings of Associated Companies                               (46)                       (309)
         Net loss (gain) on sales of real estate assets                           695                      (1,351)
         Net loss on early extinguishment of debt                                 466                       1,991
         Amortization of deferred compensation                                     28                           23
         Changes in certain assets and liabilities, net                        (7,311)                     (3,042)
                                                                       ---------------             ----------------
           Net cash provided by operating activities                           17,957                      24,134
                                                                       ---------------             ----------------

Cash flows from investing activities:
     Net proceeds from sales of real estate assets                             20,181                      17,522
     Additions to rental properties                                            (7,013)                    (14,176)
     Investments in Development, net                                             (102)                     (3,488)
     Investment in Joint Ventures                                              (3,789)                          -
     Additions to mortgage loans receivable                                      (959)                       (993)
     Principal receipts on mortgage loans receivable                            1,141                           -
     Repayments of notes receivable                                               992                           -
     Advances to affiliates                                                         -                        (200)
     Distributions from Associated Companies                                      191                         124
                                                                       ---------------             ----------------
           Net cash provided by (used for) investing
                activities                                                     10,642                      (1,211)
                                                                       ---------------             ----------------

Cash flows from financing activities:
     Proceeds from borrowings                                                 130,239                      44,000
     Repayment of borrowings                                                  (39,274)                    (45,514)
     Retirement of Series A Senior Notes (less loss on
         retirement of $466 in 2000)                                          (87,526)                          -
     Distributions to minority interest holders                                (1,520)                     (1,729)
     Distributions to stockholders                                            (18,431)                    (18,909)
     Exercise of stock options                                                      -                         750
     Repurchases of common stock                                              (16,335)                     (2,070)
     Repurchases of preferred stock                                            (1,388)                          -
                                                                       ---------------             ----------------

         Net cash used for financing activities                               (34,235)                    (23,472)
                                                                       ---------------             ----------------


                                                               continued

                                         See accompanying notes to consolidated financial statements




                                      GLENBOROUGH REALTY TRUST INCORPORATED
                                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                For the three months ended March 31, 2000 and 1999
                                                  (in thousands)
                                                   (Unaudited)

                                                                            2000                        1999
                                                                       ---------------             ----------------

Net decrease in cash and cash equivalents                                     (5,636)                       (549)

Cash and cash equivalents at beginning of period                               6,482                       4,357
                                                                       ---------------             ----------------

Cash and cash equivalents at end of period                             $         846               $       3,808
                                                                       ===============             ================

Supplemental disclosure of cash flow information:

     Cash paid for interest (net of capitalized interest of
         $788 and $643 in 2000 and 1999, respectively)                 $      16,823               $      16,684
                                                                       ===============             ================

Supplemental disclosure of Non-Cash Investing and Financing
     Activities:
     Assumption of first trust deed notes payable in
         acquisition of real estate                                    $       4,300               $      14,100
                                                                       ===============             ================

     Disposition of real estate involving buyer's
         assumption of first trust deed notes payable                  $      20,571               $           -
                                                                       ===============             ================

     Conversion of Operating Partnership units into common
         stock, at current market value of common stock                $         145               $           -
                                                                       ===============             ================



                                         See accompanying notes to consolidated financial statements


                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2000


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

Subsequent to the Consolidation on December 31, 1995, and through March 31, 2000, the following Common Stock transactions occurred: (i) 70,250 shares of Common Stock were issued to officers and directors as stock compensation; (ii) 25,446,000 shares were issued in four separate public equity offerings; (iii) 453,507 shares were issued in connection with various acquisitions; (iv) 107,414 shares were issued in connection with the exercise of employee stock options;
(v) 660,398 shares were issued in connection with the exchange of Operating Partnership units; (vi) 2,785,616 shares were repurchased by the Company (see discussion below) and (vii) 59 shares were retired, resulting in total shares of Common Stock issued and outstanding at March 31, 2000, of 29,705,603. Assuming the issuance of 3,604,769 shares of Common Stock issuable upon redemption of 3,604,769 partnership units in the Operating Partnership, there would be 33,310,372 shares of Common Stock outstanding as of March 31, 2000.

In January 1998, the Company completed a public offering of 11,500,000 shares of 7-3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The shares are convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Except in certain instances relating to the preservation of the Company's status as a REIT, the 7-3/4% Series A Convertible Preferred Stock is not redeemable prior to January 16, 2003. On and after January 16, 2003, the Series A Preferred Stock may be redeemed at the option of the Company, in whole or in part, initially at 103.88% of the liquidation preference per share, and thereafter at prices declining to 100% of the liquidation preference on and after January 16, 2008, plus in each case accumulated, accrued and unpaid dividends, if any, to the redemption date. Shares of Preferred Stock issued and outstanding at March 31, 2000, totaled 11,236,300. As of March 31, 2000, 263,700 shares, representing approximately 15% of the preferred stock repurchase program (see discussion below) have been repurchased.

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

In February 1999, the Company's Board of Directors authorized the Company to repurchase up to 3.1 million shares of its outstanding Common Stock. This represented approximately 10% of the Company's total outstanding Common Stock at the time of authorization. In November 1999, the Company announced that its Board of Directors had doubled the size of the repurchase authorization under the Company's common stock repurchase plan. The repurchase plan was increased to
6.2 million shares, or approximately 20% of the Company's total outstanding common stock. Such purchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors. As of March 31, 2000, 2,785,616 shares, representing approximately 45% of the expanded repurchase authorization, have been repurchased. In addition, during the third quarter of 1999, the Company announced that its Board of Directors had approved an expansion of the stock repurchase program to include preferred stock as well as common stock. The Company is authorized to repurchase up to 15% of its preferred stock, or 1,725,000 shares.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2000

To maintain the Company's qualification as a REIT, no more than 50% of the value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company's Articles of Incorporation provide for certain restrictions on the transfer of the Common Stock to prevent further concentration of stock ownership.

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a 88.18% limited partner interest at March 31, 2000, is Glenborough Properties, L.P. (the "Operating Partnership"). Each of the holders of the remaining interests in the Operating Partnership ("OP Units") has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of March 31, 2000, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 148 real estate projects.

Prior to September  30, 1999,  the Operating  Partnership  also held 100% of the
non-voting   preferred  stock  of  the  following   associated   companies  (the
"Associated Companies"):

o Glenborough Corporation ("GC") is the general partner of several real estate limited partnerships and provides asset and property management services for these partnerships (the "Managed Partnerships"). It also provides partnership administration, asset management, property management and development services to a group of unaffiliated partnerships, which include three public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has significant real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships").

o Glenborough Hotel Group ("GHG") owns an approximate 36% limited partner interest in a real estate joint venture.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2000


Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements present the consolidated financial position of the Company as of March 31, 2000, and December 31, 1999, and the consolidated results of operations and cash flows of the Company for the three months ended March 31, 2000 and 1999. All intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of March 31, 2000, and for the period then ended.

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

Rental Properties
Rental properties are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Company's plans for the continued operation of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Company's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company's properties could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets.


The useful lives are as follows:

              Buildings and Improvements               10 to 40 years
              Tenant Improvements                      Term of the related lease
              Furniture and Equipment                  5 to 7 years

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2000

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

Investments in Development and Joint Ventures
The Company, through mezzanine loans and equity contributions, invests in various development alliances with projects currently under development. The interest on advances and other direct project costs incurred by the Company are capitalized to the investment during the period in which the projects are under development. The Company's investments in joint ventures are accounted for using the equity method. See Note 6 for further discussion.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2000


recorded as a premium or discount on the related debt principal and amortized into earnings over the life of the debt instrument. If the hedged instrument is retired early, the unamortized discount or premium will be included as a component of the calculation of gain or loss on retirement.

At March 31, 2000 and December 31, 1999, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in August 1999 and discussed in Note 8 below.

Deferred Financing and Other Fees
Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related notes payable or leases and are included in other assets.

Minority Interest
Minority interest represents the 10.82% limited partner interests in the Operating Partnership not held by the Company.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

For the three months ended March 31, 2000 and 1999, no tenants represented 10% or more of rental revenue of the Company.

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

Reference to 1999 Audited Financial Statements
These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1999 audited financial statements.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2000


Note 3.   RENTAL PROPERTY

Acquisitions
In the first quarter of 2000, through one of its development alliances, the Company acquired Gateway 14 (with the proceeds from a tax deferred exchange), a 113,538 square foot industrial property located in Denver, Colorado. The total acquisition cost of $6.2 million, which includes third party expenditures incurred for the purpose of this transaction, was paid for with approximately $1.9 million in cash and the assumption of $4.3 million in debt.

Dispositions
In the first quarter of 2000, the Company sold an industrial property known as Columbia Warehouse, located in Columbia, Maryland, to an independent third party for all cash consideration of $1,640,000. This resulted in a loss on sale of approximately $420,000 and is included in net loss on sales of real estate assets on the accompanying consolidated statement of income for the three months ended March 31, 2000.

In the first quarter of 2000, the Company formed a limited liability company with an independent third party and contributed its interest in the office property known as 2000 Corporate Ridge, located in McLean, Virginia. This transaction resulted in a loss on sale of approximately $211,000 and is included in net loss on sales of real estate assets in the accompanying consolidated statement of income for the three months ended March 31, 2000. See Note 6 for further discussion.

Prospective Dispositions
The Company entered into a separate definitive agreement to sell one office property. The sale closed in April 2000 for a sales price of approximately $7.3 million. This property is reflected in Real Estate Held For Sale on the accompanying consolidated balance sheet as of March 31, 2000. See Note 14 for discussion of sales subsequent to March 31, 2000.

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


                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2000


As of March 31, 2000 and 1999, the Company had the following investments in the Associated Companies (in thousands):

                                          GC (1)
                                      --------------
Investment at December 31, 1999         $   9,404
Distributions                                (191)
Equity in earnings                             46
Investment at March 31, 2000            $   9,259

                                          GC (1)
                                      --------------
Investment at December 31, 1998         $   8,807
Distributions                                (124)
Equity in earnings (loss)                     309
Investment at March 31, 1999            $   8,992

(1) All amounts presented for GC represent combined amounts for GC and GHG due to the September 30, 1999 merger, as previously discussed in Note 1.

Note 5.   MORTGAGE LOANS RECEIVABLE

The Company's mortgage loans receivable consist of the following as of March 31, 2000, and December 31, 1999 (dollars in thousands):

                                                                                      2000                   1999
                                                                                  --------------        ---------------

Note secured by a hotel  property in Arlington,  TX, with a fixed  interest rate of 9%, monthly  interest-only  payments and a maturity date of March 2000.  (see
below for further discussion).                                                       $        -         $       1,141

Note  secured by Gateway  Park land  located in Aurora,  CO, with a stated fixed interest rate of 13%,  quarterly  interest-only  payments and a maturity date of
July 2005 (see below for further discussion).                                            37,401                36,441
                                                                                  --------------        ---------------
Total                                                                                $   37,401         $      37,582
                                                                                  ==============        ===============

In September 1999, the Company sold a hotel property in Arlington, Texas, to a third party for a sale price of $2.1 million, of which $1.141 million was represented by a note receivable secured by the hotel property. This note was paid off in January 2000.

In 1998,  the  Company  entered  into a  development  alliance  with  The  Pauls
Corporation (see Note 6). In addition to this development alliance, the Company loaned approximately $34 million ($37.4 million, including accrued interest, at March 31, 2000), secured by a First Mortgage, to continue the build-out of Gateway Park. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 2.2 million square feet of office and industrial space and 1,600 multifamily units over the next ten years.

Note 6.   INVESTMENTS IN DEVELOPMENT AND JOINT VENTURES

The Company is currently involved in 4 development alliances for the development of approximately 713,000 square feet of office and distribution properties and 1,710 multifamily units in Colorado, Texas, New Jersey, Kansas and Michigan. As of March 31, 2000, the Company has advanced approximately $40 million to these alliances. Under these development alliances, the Company has certain rights to purchase the properties upon completion of development over the next five years.


                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2000

In the first quarter of 2000,  the Company  formed a limited  liability  company
(the "LLC") with an independent third party and contributed its interest in the office property known as 2000 Corporate Ridge, located in McLean, Virginia. This transaction resulted in a loss on sale of approximately $211,000 and is included in net loss on sales of real estate assets in the accompanying consolidated statement of income for the three months ended March 31, 2000. Consideration received for this contribution included $14.7 million in cash and the assumption of a $20.6 million mortgage by the LLC. The Company now has a 10% interest in the LLC and the LLC agreement provides for, among other things, a 3% annual management fee to the Company for property management services, certain asset management fees and certain additional distributions in excess of its 10% interest, if available, upon the ultimate sale of the property by the LLC. The
Company will account for its interest in the LLC under the equity method.

Note 7.   OTHER ASSETS

As of March 31, 2000 and December 31, 1999, other assets on the consolidated balance sheets consists of the following (in thousands):

                                                        2000              1999
                                                     ------------   ------------
        Accounts receivable, net                      $   4,460       $    3,856

        Prepaid expenses                                  7,182            8,164

        Impound accounts                                  8,032           12,970

        Lease commissions and loan fees, net             20,138           20,867

        Corporate office fixed assets, net                5,325            4,726

        Related party receivable (Note 10)                1,847            1,847

        Other                                             1,099            2,363
                                                     ------------   ------------

        Total other assets                            $  48,083       $   54,793
                                                     ============   ============

Note 8.   SECURED AND UNSECURED LIABILITIES

The Company had the following  mortgage loans,  bank lines,  unsecured notes and notes payable  outstanding  as of March 31, 2000, and December 31, 1999 (dollars
in thousands):
                                                                                           2000              1999
                                                                                      ------------       ------------
Secured loans with various  lenders,  net of unamortized  discount of $5,359 and
$5,515 at March 31, 2000 and December 31, 1999,  respectively.  All loans have a fixed  interest  rate of 6.125% and a November 10, 2008 maturity  date.  Monthly principal and interest  payments  range  between $296 and $458.  These loans are secured by 35 properties  with an aggregate  net carrying  value of $398,584 and
$400,980 at March 31, 2000 and December 31, 1999, respectively.                         $ 232,162           $232,735

Secured  loans with various  lenders,  bearing  interest at fixed rates  between
6.95% and 9.25%  (approximately  $52,376 of these loans  include an  unamortized premium of approximately $204 which reduces the effective interest rate on those instruments  to 6.75%),  with monthly  principal and interest  payments  ranging between $8 and $371 and  maturing  at various  dates  through  December 1, 2030.
These loans are secured by properties  with an aggregate  net carrying  value of
$505,882 and $547,264 at March 31, 2000 and December 31, 1999, respectively.              300,580            322,878


                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2000


                                                                                           2000              1999
                                                                                      ------------       ------------
Secured  loans with various  banks  bearing  interest at variable  rates ranging between  6.80% and 9.00% at March 31, 2000 and 6.53% and 8.52% at  December  31,
1999,  monthly  principal and interest  payments ranging between $4 and $790 and maturing at various  dates through  August 30, 2004.  These loans are secured by properties  with an  aggregate  net  carrying  value of $228,415 and $224,526 at
March 31, 2000 and December 31, 1999, respectively.                                      $152,873           $146,102

Unsecured  $142,500  line  of  credit  with a bank  ("Credit  Facility")  with a variable  interest rate of LIBOR plus 1.75% (7.883% and 7.753% at March 31, 2000 and December 31,  1999,  respectively),  monthly  interest  only  payments and a
maturity date of June 10, 2002,  with one option to extend for 10 years.                   72,901             70,628

Unsecured  $125,000 term loan with a bank with a variable interest rate of LIBOR plus  1.75%  (7.883%  and  8.25%  at  March  31,  2000 and  December  31,  1999,
respectively),  monthly  interest  only payments and a maturity date of June 10,
2002.                                                                                     122,385             33,865

Unsecured  Series A Senior Notes with a fixed interest rate of 7.625%,  interest payable  semiannually on March 15 and September 15, and a maturity date of March
15,  2005.  Approximately  $87.1  million of the notes were retired in the first
three months of 2000 as discussed below.                                                    4,090             91,150

Total                                                                                 $   884,991         $  897,358

In August 1999, the Company closed a $97.6 million secured financing with a commercial bank ("Secured Financing"). In connection with the Secured Financing, the Company entered into an interest rate cap agreement to hedge increases in interest rates above a specified level of 11.21%. The agreement is for a term concurrent with the Secured Financing instrument, is indexed to the 90-day LIBOR rate, and is for a notional amount equal to the maximum amount available on the Secured Financing loan. As of March 31, 2000, the 90-day LIBOR rate was 6.29%.
The Company paid a premium of approximately $434,000 at the inception of the cap agreement, which is being amortized as additional interest expense over the life of the agreement.

In the first quarter of 2000, the Company retired approximately $87.1 million of unsecured Series A Senior Notes at a discount. As a result of these transactions and the related write-off of capitalized original issuance costs, a net loss on early extinguishment of debt of approximately $466,000 was recorded in the accompanying consolidated statement of income for the three months ended March
31, 2000, as discussed in Note 9 below. See Note 14 for debt retirement subsequent to March 31, 2000.

In the first quarter of 2000, the Company obtained a $10.5 million construction loan to build an 80,000 square foot office property in Bedminster, New Jersey.
Approximately $2.5 million was outstanding at March 31, 2000. The loan has a maturity date of November 12, 2001 and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at March 31, 2000 was 8.38%.

In February 2000, the Company contributed its interest in the office property known as 2000 Corporate Ridge to a limited liability company (the "LLC") The LLC assumed the $20.6 million mortgage loan on this property. See Note 6 for further discussion.

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2000


In March 2000, related to the acquisition of an industrial property from one of the Company's development alliances (as discussed in Note 3 above), the Company assumed a $4.3 million secured loan. This loan has a maturity date of October 1, 2000 (with options for two 6-month extensions) and bears interest at the floating rate of LIBOR plus 1.55%. The interest rate on this loan at March 31, 2000 was 7.68%.

Some of the Company's properties are held in limited partnerships and limited liability companies in order to facilitate financing. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Company in accordance with Generally Accepted Accounting
Principles ("GAAP").

The required principal payments on the Company's debt for the next five years and thereafter, as of March 31, 2000, are as follows (in thousands):

                                        Year Ending
                                       December 31,
                                         2000                  $  104,368
                                         2001                      24,613
                                         2002                     209,103
                                         2003                      37,326
                                         2004                     124,829
                                         Thereafter               384,752
                                         Total                 $  884,991

Note 9.   NET LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with the unsecured Series A Senior Notes repurchases discussed above, the Company recorded a net loss on early extinguishment of debt of $466,000 for the three months ended March 31, 2000. This loss consists of $931,000 of discounts on retirement offset by $1,397,000 of losses due to the writeoff of unamortized original issuance costs.

Note 10.  RELATED PARTY TRANSACTIONS

Fee and reimbursement  income earned by the Company from related parties totaled
$468,000 and $1,131,000 for the three months ended March 31, 2000 and 1999, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, the Company paid GC property management fees and salary reimbursements totaling $405,000 and $362,000 for the three months ended March 31, 2000 and 1999, respectively, for management of a portfolio of residential properties owned by the Company, which is included in property operating expenses and general and administrative expenses on the accompanying consolidated statements of income.

In 1998, the Company  acquired from a Managed  Partnership an option to purchase all of its rights under a Lease with Option to Purchase  Agreement,  for certain
undeveloped  and  unentitled  land  located  in  Burlingame,   California.  Upon
expiration of the option period, the independent  members of the Company's Board of Directors  concluded  that  proceeding  with the  development of the property would have required that the Company incur  substantial  debt.  Accordingly,  on
February 1, 1999, the Company  elected not to proceed with the  development  and not to exercise the option in return for the Managed Partnership's  agreement to reimburse the Company for  $2,309,000 of  predevelopment  costs,  $462,000 to be paid in cash with the balance in a promissory  note bearing  interest at 10% and due on the earlier of sale,  refinance or March 31, 2002. The note also contains a participation in profits realized by the Managed  Partnership from the sale of the property if such sale occurs within 3 years.  The  principal  balance of the note is  included  in other  assets  in the  accompanying  consolidated  balance sheets.

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2000

Note 11.  EARNINGS PER SHARE

Basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

                                                             Three months ended
                                                                 March 31,
                                                       -------------------------------
                                                           2000              1999
                                                       --------------    -------------
Net income available to common
     Stockholders - Basic                              $       2,563     $      5,008
Minority interest                                                306              667
                                                       --------------    -------------
Net income available to common
     Stockholders - Diluted                            $       2,869     $      5,675
                                                       --------------    -------------

Weighted average shares:
Basic                                                     30,355,685       31,764,834
Stock options                                                140,471          115,154
Convertible Operating Partnership Units                    3,600,308        4,218,386
                                                       --------------    --------------
Diluted                                                   34,096,464       36,098,374
                                                       --------------    --------------

Basic earnings per share                               $        0.08     $       0.16
Diluted earnings per share                             $        0.08     $       0.16

Note 12.  STOCK COMPENSATION PLAN

In May 1996, the Company  adopted an employee stock  incentive plan (the "Plan")
to provide  incentives to attract and retain high quality executive officers and key employees.  Certain amendments to the Plan were ratified and approved by the
stockholders   of  the  Company  at  the  Company's   1997  Annual   Meeting  of
Stockholders.  The Plan,  as  amended,  provides  for the grant of (i) shares of
Common Stock of the Company, (ii) options, stock appreciation rights ("SARs") or similar  rights with an exercise or conversion  privilege at a fixed or variable price related to the Common Stock and/or the passage of time,  the occurrence of one or more  events,  or the  satisfaction  of  performance  criteria  or  other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities  issued by a related entity.
Such awards include,  without  limitation,  options,  SARs,  sales or bonuses of restricted  stock,  dividend  equivalent  rights ("DERs"),  Performance Units or
Preference  Shares.  The total number of shares of Common Stock  available under the Plan is equal to the  greater  of  1,140,000  shares or 8% of the  number of shares  outstanding  determined  as of the day  immediately  following  the most recent issuance of shares of Common Stock or securities  convertible into shares of Common Stock;  provided that the maximum aggregate number of shares of Common
Stock available for issuance under the Plan may not be reduced.  For purposes of calculating  the number of shares of Common Stock  available under the Plan, all classes  of  securities  of the  Company  and  its  related  entities  that  are convertible  presently  or in the future by the  security  holder into shares of
Common Stock or which may  presently or in the future be exchanged for shares of
Common Stock pursuant to redemption  rights or otherwise,  shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares  as to which  incentive  stock  options,  one type of  security available under the Plan, may be granted under the Plan may not exceed 1,140,000 shares.  In May 1999, the Company's  stockholders  approved the grant of 700,000 non-qualified  stock  options to Robert  Batinovich  and  300,000  non-qualified options to Andrew  Batinovich,  outside the Plan.  The Company  accounts for the fair value of the options and bonus  grants in  accordance  with APB Opinion No.
25. As of March 31, 2000,  70,250  shares of bonus grants have been issued under the Plan.  The fair value of the shares  granted have been  recorded as deferred compensation  in the  accompanying  financial  statements and will be charged to earnings  ratably  over the  respective  vesting  periods that range from 2 to 5 years.  As of March 31,  2000,  3,367,786  options to purchase  shares of Common

                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2000


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

Note 13.  SEGMENT INFORMATION

The Company owns a diverse portfolio of properties comprising five product types: office, industrial, retail, multifamily and hotels. Effective January 1, 2000, in order to simplify reporting, the Company eliminated the office/flex property type and reallocated the properties to either the office or industrial category. Each of these product types represents a reportable segment with distinct uses and tenant types which require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consists primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the multifamily portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The Company's hotel operations are from one 227 room property leased to and operated by a third party.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues.
Significant information used by the Company for its reportable segments as of and for the three months ended March 31, 2000 and 1999 is as follows (in thousands):

                                                                       Multi-family
2000                             Office      Industrial     Retail                    Hotel         Total
                               ------------  -----------  -----------  -----------  -----------  -------------
Rental revenue                 $   32,952     $   9,945    $   2,866    $  17,023     $    375    $    63,161
Property operating expenses        12,433         2,604          937        7,412           60         23,446
                               ------------  -----------  -----------  -----------  -----------  -------------
Net operating income (NOI)     $   20,519     $   7,341    $   1,929    $   9,611     $    315    $    39,715
                               ============  ===========  ===========  ===========  ===========  =============

1999
Rental revenue                 $   32,629     $  11,503    $   3,241    $  16,670     $    598    $    64,641
Property operating expenses        12,288         3,188        1,176        7,255           97         24,004
                               ------------  -----------  -----------  -----------  -----------  -------------
Net operating income (NOI)     $   20,341     $   8,315    $   2,065    $   9,415     $    501    $    40,637
                               ============  ===========  ===========  ===========  ===========  =============

The following is a reconciliation of segment revenues and income to consolidated revenues and income for the periods presented above (in thousands):

                                                             2000                 1999
                                                       -----------------    -----------------
Revenues
Total revenue for reportable segments                    $     63,161         $     64,641
Other revenue (1)                                               1,004                4,450
                                                       -----------------    -----------------
Total consolidated revenues                              $     64,165         $     69,091
                                                       =================    =================


                     GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2000


                                                             2000                 1999
                                                       -----------------    -----------------
Net Income
NOI for reportable segments                              $     39,715         $     40,637
Elimination of internal property management fees                1,889                2,003
Unallocated amounts:
   Other revenue (1)                                            1,004                4,450
   General and administrative expenses                         (2,309)              (2,222)
   Depreciation and amortization                              (15,129)             (15,092)
   Interest expense                                           (16,347)             (16,540)
                                                       -----------------    -----------------
Income from operations  before minority  interest and
   extraordinary items                                   $      8,823         $     13,236
                                                       =================    =================

(1) Other revenue includes fee income, interest and other income, equity in earnings of Associated Companies, equity in earnings of joint ventures and net gain/loss on sales of real estate assets.

Note 14.  SUBSEQUENT EVENTS

Dispositions
Subsequent to March 31, 2000, the Company sold three office properties, two retail properties and one industrial property. These properties were sold for an aggregate sales price of $75 million, which approximated their aggregate net book value.

Debt Retirement
Subsequent to March 31, 2000, the Company retired all of its unsecured  Series A
Senior Notes, subject only to the contractual obligation of the remaining holders to be redeemed on May 19, 2000. This transaction and the related write-off of capitalized original issuance costs generated a net loss on early extinguishment of debt of approximately $79,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of March 31, 2000, the Company owned and operated 148 income-producing properties (the "Properties," and each a "Property"). The Properties are comprised of 60 office Properties, 37 industrial Properties, 10 retail Properties, 37 multifamily Properties, 1 hotel Property and 3 joint ventures, located in 28 metropolitan markets.

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation, a California corporation, and eight public limited partnerships (the "Partnerships") collectively, the "GRT Predecessor Entities", merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with Glenborough Corporation, with the Company being the surviving entity; (iii) acquired an interest in three companies (the "Associated Companies"), two of which merged on June 30, 1997, and the remaining two of which merged on September 30, 1999, that provide asset and property management services, as well as other services; and (iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner, and in which the Company holds a 88.18% limited partner interest at March 31, 2000. The Company operates the assets acquired in the Consolidation and in subsequent acquisitions (see further discussion below) and intends to continue to invest in income-producing property directly and through joint ventures. In addition, the Associated Companies may acquire general partner interests in other real estate limited partnerships. The Company has elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The common and preferred stock of the Company (the "Common Stock" and the "Preferred Stock", respectively) are listed on the New York Stock Exchange ("NYSE") under the trading symbols "GLB" and "GLB Pr A", respectively.

The Company's principal business objectives are to achieve a stable and increasing source of cash flow available for distribution to stockholders. By achieving these objectives, the Company will seek to raise the value of its shares over time.

Results of Operations

Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999.

Rental Revenues. Rental revenue decreased $1,480,000, or 2%, to $63,161,000 for the three months ended March 31, 2000 from $64,641,000 for the three months ended March 31, 1999. The decrease included decreases in revenues from the industrial, retail and hotel Properties of $1,558,000, $375,000, $223,000, respectively. These decreases are primarily due to the sales of thirteen industrial, one retail and two hotels since March 31, 1999. These decreases are partially offset by increases in revenue from the office and multifamily Properties of $323,000 and $353,000, respectively.

Fees and Reimbursements from affiliates. Fees and reimbursements from affiliates consist primarily of property and asset management fees paid to the Company under property and asset management agreements with the Managed Partnerships. This revenue decreased $663,000, or 59%, to $468,000 for the three months ended March 31, 2000, from $1,131,000 for the three months ended March 31, 1999, primarily due to transaction fees received from GC in the first quarter of 1999.

Interest and Other Income. Interest and other income decreased $443,000 to $1,216,000 for the three months ended March 31, 2000, from $1,659,000 for the three months ended March 31, 1999. The decrease primarily consisted of decreases in interest earned on notes receivable due to payoffs received.

Equity in Earnings of Associated Companies. Equity in earnings of Associated Companies decreased $263,000, or 85%, to $46,000 for the three months ended March 31, 2000, from $309,000 for the three months ended March 31, 1999. The decrease is primarily due to a decrease in earnings from GC due to transaction fees received in the first quarter of 1999.

Net Gain (Loss) on Sales of Real Estate Assets. The net loss on sales of real estate assets of $695,000 during the three months ended March 31, 2000, primarily resulted from the sales of one office property and one industrial property from the Company's portfolio in 2000. The net gain on sales of real estate assets of $1,351,000 during the three months ended March 31, 1999, resulted from the sale of five industrial properties, two retail properties and a small partial interest in a REIT.

Property Operating Expenses. Property operating expenses decreased $444,000, or 2%, to $21,557,000 for the three months ended March 31, 2000, from $22,001,000 for the three months ended March 31, 1999. This decrease corresponded to the 2% decrease in rental revenues resulting from the sale of properties.

General and Administrative Expenses. General and administrative expenses did not change significantly with an increase of $87,000, or 4%, to $2,309,000 for the three months ended March 31, 2000, from $2,222,000 for the three months ended March 31, 1999.

Depreciation and Amortization. Depreciation and amortization did not change significantly with an increase of $37,000, or 0.20%, to $15,129,000 for the three months ended March 31, 2000, from $15,092,000 for the three months ended March 31, 1999.

Interest Expense. Interest expense did not change significantly with a decrease of $193,000, or 1%, to $16,347,000 for the three months ended March 31, 2000, from $16,540,000 for the three months ended March 31, 1999.

Net Loss on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $466,000 during the three months ended March 31, 2000, consists of $931,000 of gains on retirement of Series A Senior Notes at a discount, offset by the related write-off of unamortized loan fees in the amount of $1,397,000. The net loss on early extinguishment of debt of $1,991,000 during the three months ended March 31, 1999, consists of prepayment penalties and the write-off of unamortized loan fees upon early payoff of debt.

Liquidity and Capital Resources

Cash Flows
For the three months ended March 31, 2000, cash provided by operating activities decreased by $6,177,000 to $17,957,000 as compared to $24,134,000 for the same period in 1999. The decrease is primarily due to an increase in cash used for other assets and liabilities and by an decrease in net income (before depreciation and amortization, minority interest, net gain on sales of real estate assets and net gain on early extinguishment of debt) of $2,330,000 due to the 1999 and 2000 sales of properties. Cash from investing activities increased by $11,853,000 to $10,642,000 of cash provided by investing activities for the three months ended March 31, 2000, as compared to $1,211,000 of cash used for investing activities for the same period in 1999. The increase is primarily due to a decrease in cash used for investments in development and property acquisitions in the first three months of 2000 as compared to the same period in 1999. During the three months ended March 31, 1999, the Company acquired two properties as compared to one property during the three months ended March 31, 2000. In addition, net proceeds from the sales of real estate assets, principal receipts on mortgage loans receivable and repayments of notes receivable increased in the first three months of 2000 as compared to the same period in 1999. These increases are partially offset by an increase in cash used for investment in joint ventures in first three months of 2000 as compared to the same period in 1999. Cash from financing activities decreased by $10,763,000 to $34,235,000 of cash used for financing activities for the three months ended March 31, 2000, as compared to $23,472,000 of cash used for financing activities for the same period in 1999. This change was primarily due to an increase in cash used for the retirement of Senior Notes and repurchases of common and preferred stock offset by an increase in proceeds from new debt and a decrease in the repayment of other debt.

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

Mortgage Loans Receivable
Mortgage loans receivable decreased from $37,582,000 at December 31, 1999, to $37,401,000 at March 31, 2000. This decrease was due to the payoff of a $1,141,000 loan made by the Company to the buyer of one of the hotel properties, offset by accrued interest on a loan made by the Company under a development alliance.

Secured and Unsecured Financing
Mortgage loans payable decreased from $701,715,000 at December 31, 1999, to $685,615,000 at March 31, 2000. This decrease resulted from the assumption by the buyer of one of the Company's properties of a mortgage loan in the amount of $20,571,000 and scheduled principal payments of approximately $2,319,000. This decrease is partially offset by $6,790,000 of new mortgage loans in connection with an acquisition and the construction of a property in Bedminster, New Jersey (see below for further discussion).

In August 1999, the Company closed a $97.6 million secured financing with a commercial bank ("Secured Financing"). In connection with the Secured Financing, the Company entered into an interest rate cap agreement to hedge increases in interest rates above a specified level of 11.21%. The agreement is for a term concurrent with the Secured Financing instrument, is indexed to the 90-day LIBOR rate, and is for a notional amount equal to the maximum amount available on the Secured Financing loan. As of March 31, 2000, the 90-day LIBOR rate was 6.29%. The Company paid a premium of approximately $434,000 at the inception of the cap agreement, which is being amortized as additional interest expense over the life of the agreement.

In the first quarter of 2000, the Company retired approximately $87.1 million of unsecured Series A Senior Notes at a discount, as previously discussed.

In the first quarter of 2000, the Company obtained a $10.5 million construction loan to build an 80,000 square foot office property in Bedminster, New Jersey. Approximately $2.5 million was outstanding at March 31, 2000. The loan has a maturity date of November 12, 2001 and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at March 31, 2000 was 8.38%.

In the first quarter of 2000, the Company formed a limited liability company (the "LLC") with an independent third party and contributed its interest in the office property known as 2000 Corporate Ridge, located in McLean, Virginia. Consideration received for this contribution included $14.7 million in cash and the assumption of a $20.6 million mortgage by the LLC.

In March 2000, related to the acquisition of an industrial property from one of the Company's development alliances, the Company assumed a $4.3 million secured loan. This loan has a maturity date of October 1, 2000 (with options for two 6-month extensions) and bears interest at the floating rate of LIBOR plus 1.55%. The interest rate on this loan at March 31, 2000 was 7.68%.

The Company has an unsecured line of credit provided by a group of commercial banks (the "Credit Facility"). Outstanding borrowings under the Credit Facility increased from $70,628,000 at December 31, 1999, to $72,901,000 at March 31,
2000. The increase was due to draws of $39,228,000 for acquisitions, stock repurchases, and purchases of the Company's Series A Senior Notes, offset by pay downs of $36,955,000 generated from proceeds from the sales of properties and cash from operations. In February 2000, the maturity date on the Credit Facility was extended from December 2000 to June 2002.

At March 31, 2000, the Company's total indebtedness included fixed-rate debt of $536,832,000 and floating-rate indebtedness of $348,159,000. Approximately 65% of the Company's total assets, comprising 103 properties, is encumbered by debt at March 31, 2000.

It is the Company's policy to manage its exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At March 31, 2000, approximately 39% of the Company's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates. The Company may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings that are reasonably assured of completion. It is not the Company's policy to engage in hedging activities for previously outstanding debt instruments or for speculative purposes. At March 31, 2000, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract associated with the Secured Financing loan discussed above.

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

Development Alliances
The Company is currently involved in 4 development alliances for the development of approximately 713,000 square feet of office, office/flex and distribution properties and 1,710 multifamily units in Colorado, Texas, New Jersey, Kansas and Michigan. As of March 31, 2000, the Company has advanced approximately $40 million to these alliances. Under these development alliances, the Company has certain rights to purchase the properties upon completion of development over the next five years. In addition, the Company has loaned approximately $37.4 million (including accrued interest) under another development alliance to continue the build-out of a 1,200 acre master-planned development in Denver, Colorado.

Inflation

Substantially all of the leases at the industrial and retail Properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the multifamily properties generally provide for an initial term of one month or one year and allow for rent adjustments at the time of renewal. Leases at the office Properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. All of these provisions may permit the Company to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce the Company's exposure to the adverse effects of inflation.

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

In October 1999, NAREIT issued an update, 'White Paper on FFO-October 1999' to clarify its definition of FFO. The clarification is effective January 1, 2000 and requires restatement for all periods presented in financial statements or tables. FFO, as clarified by NAREIT, represents "net income excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis." The Company will report using the clarified definition in periods beginning after January 1, 2000.

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

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31, 2000 (in thousands, except weighted average shares and per share amounts):

                                                        March 31,
                                                           2000
                                                       -------------
Income  from  operations  before  minority  interest,
   extraordinary items and preferred dividends         $     8,823
Preferred dividends                                         (5,488)
Net (gain) loss on sales of real estate assets                 695
Depreciation and amortization (1)                           14,915
Adjustment to reflect FFO of Unconsolidated
    JV's (2)                                                   190
Adjustment to reflect FFO of Associated Companies (3)          164

                                                       -------------
FFO                                                    $    19,299
                                                       =============

Amortization of deferred financing fees                        639
Capital reserve                                                  -
Capital expenditures                                        (4,989)
                                                       -------------
CAD                                                    $    14,949
                                                       =============

Distributions per share (4)                            $      0.42
                                                       =============

Diluted weighted average shares outstanding             34,096,464
                                                       =============

(1)  Excludes depreciation of corporate office fixed assets.
(2) Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated joint ventures allocable to the Company. The Company's investments in the joint ventures are accounted for using the equity method of accounting.
(3) Reflects the adjustments to FFO required to reflect the FFO of the Associated Companies allocable to the Company. The Company's investments in the Associated Companies are accounted for using the equity method of accounting.
(4) The distributions for the three months ended March 31, 2000, were paid on April 17, 2000.

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

Factors which may cause the Company's results to differ include the inability to complete anticipated future acquisitions, defaults or non-renewal of leases, increased interest rates and operational costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws, increases in real property tax rates and other factors discussed under the caption "Forward Looking Statements; Factors That May Affect Operating Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and other risk factors set forth in the Company's other Securities and Exchange Commission filings. In addition, past performance of the Company's Common Stock is not necessarily indicative of results that will be obtained in the future from an investment in the Company's Common Stock. Furthermore, the Company makes distributions to stockholders if, as and when declared by its Board of Directors, and expects to continue its policy of paying quarterly distributions, however, there can be no assurance that distributions will continue or be paid at any specific level.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On March 14, 2000, the Federal District Court for the Northern District of California dismissed with prejudice a class action complaint relating to the Consolidation (the "BEJ Action"). The plaintiffs in the action failed to file an appeal within the permitted period, so the BEJ Action is fully resolved. The plaintiffs in the BEJ Action had voluntarily stayed the action pending resolution of a separate action relating to the Consolidation, which was resolved in 1999. Following the resolution of the other action, the Company filed a motion to dismiss the BEJ Action in January 2000. The plaintiffs did not respond to the Company's motion to dismiss and, as noted above, the court dismissed the action and there was no appeal.

Certain other claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such other claims and lawsuits will not have a material adverse effect on the Company's financial position, cash flow or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K

 (a)    Exhibits:

        The Exhibit Index attached hereto is hereby incorporated by reference to this item.

 (b)    Reports on Form 8-K:

        On January 26, 2000, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended December 31, 1999.

        On April 26, 2000, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended March 31, 2000.

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


                                  GLENBOROUGH REALTY TRUST INCORPORATED




                                  By: Glenborough Realty Trust Incorporated,



Date: May 15, 2000                /s/ Andrew Batinovich
                                  Andrew Batinovich
                                  Director, President
                                  and Chief Operating Officer
                                  (Principal Operating Officer)





Date: May 15, 2000                /s/ Stephen Saul
                                  Stephen Saul
                                  Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial Officer)





Date: May 15, 2000                 /s/ Terri Garnick
                                  Terri Garnick
                                  Senior Vice President,
                                  Chief Accounting Officer,
                                  Treasurer
                                  (Principal Accounting Officer)

                                                             EXHIBIT INDEX



Exhibit No.                                                  Exhibit Title

11.01 Statement re: Computation of Per Share Earnings is shown in Note 11 of the Consolidated Financial Statements of the Company in Item 1.

12.01 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

27.01   Financial Data Schedule.



Exhibit 12.01

GLENBOROUGH REALTY TRUST INCORPORATED
Computation of Ratio of Earnings to Fixed Charges
and Ratio of Earnings to Fixed Charges and Preferred Dividends
For the five years ended December 31, 1999
and the three months ended March 31, 2000
(in thousands)
                                               GRT
                                           Predecessor
                                            Entities,
                                             Combined                                    The Company
                                           -------------  ------------------------------------------------------------------------
                                                                                                                     Three Months

                                                                                                                        Ended
                                                                  Year Ended December 31,                             March 31,
                                           ----------------------------------------------------------------------    -------------
                                               1995          1996           1997         1998           1999             2000
                                           -------------  -----------    -----------  ------------   ------------    -------------
EARNINGS, AS DEFINED

Net Income (Loss) before Preferred
   Dividends (2)                           $     524      $  (1,609)       $19,368    $    44,602    $    50,286      $   8,051
Extraordinary items                                -            186            843          1,400           (984)           466
Federal & State income taxes                     357              -              -              -              -              -
Minority Interest                                  -            292          1,119          2,550          3,647            306
Fixed Charges                                  2,129          3,913          9,668         53,289         64,782         16,347
                                           -------------  -----------    -----------  ------------   ------------    -------------
                                           $   3,010      $   2,782        $30,998    $   101,841    $   117,731      $  25,170
                                           -------------  -----------    -----------  ------------   ------------    -------------

FIXED CHARGES AND PREFERRED DIVIDENDS, AS
   DEFINED

Interest Expense                           $   2,129      $   3,913       $  9,668    $    53,289    $    64,782      $  16,347
Capitalized Interest                               -              -              -          1,108          2,675            788
Preferred Dividends                                -              -              -         20,620         22,280          5,488
                                           -------------  -----------    -----------  ------------   ------------    -------------
                                           $   2,129      $   3,913       $  9,668    $    75,017    $    89,737      $  22,623

RATIO OF EARNINGS TO FIXED CHARGES (3)
                                                1.41           0.71  (1)      3.21           1.87           1.75           1.47
                                           -------------  -----------    -----------  ------------   ------------    -------------

RATIO OF EARNINGS TO FIXED CHARGES AND
   PREFERRED DIVIDENDS (3)
                                                1.41           0.71  (1)      3.21           1.36           1.31           1.11
                                           -------------  -----------    -----------  ------------   ------------    -------------

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