Form 10-Q
period 2000-06-30
GLENBOROUGH REALTY TRUST INC
filed 2000-08-10
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                     Yes X    No___


As of July 31, 2000, 28,696,576 shares of Common Stock ($.001 par value) and 10,097,800 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value) were outstanding.

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED

                                                                        Page No.
PART I      FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements of Glenborough Realty Trust Incorporated (Unaudited):

                Consolidated Balance Sheets at June 30, 2000 and
                December 31, 1999                                             3

                Consolidated Statements of Income for the six months ended
                June 30, 2000 and 1999                                        4

                Consolidated Statements of Income for the three months
                ended June 30, 2000 and 1999                                  5

                Consolidated Statement of Stockholders' Equity for
                the six months ended June 30, 2000                            6

                Consolidated Statements of Cash Flows for the six
                months ended June 30, 2000 and 1999                         7-8

                Notes to Consolidated Financial Statements                 9-20

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           21-28

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                28

Item 4.     Submission of Matters to a Vote of Security Holders              28

Item 6.     Exhibits and Reports on Form 8-K                                 28

SIGNATURES                                                                   29

EXHIBIT INDEX                                                                30



Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                                    June 30,               December 31,
                                                                                      2000                     1999
                                                                                -----------------        -----------------
ASSETS
     Rental properties, gross                                                   $    1,605,341           $     1,756,061
     Accumulated depreciation                                                         (129,218)                 (114,170)
                                                                                -----------------        -----------------
     Rental properties, net                                                          1,476,123                 1,641,891

     Real estate held for sale, gross                                                   25,207                         -
     Accumulated depreciation                                                           (2,556)                        -
                                                                                -----------------        -----------------
     Real estate held for sale, net                                                     22,651                         -

     Investments in Development and Joint Ventures                                      48,258                    44,452
     Investment in Associated Company                                                    9,344                     9,404
     Mortgage loans receivable                                                          37,617                    37,582
     Cash and cash equivalents                                                           3,024                     6,482
     Other assets                                                                       58,843                    54,793
                                                                                -----------------        -----------------

         TOTAL ASSETS                                                           $    1,655,860           $     1,794,604
                                                                                =================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgage loans                                                             $      669,327           $       701,715
     Unsecured term debt                                                               125,000                   125,015
     Unsecured bank line                                                                39,811                    70,628
     Other liabilities                                                                  25,041                    30,625
                                                                                -----------------        -----------------
       Total liabilities                                                               859,179                   927,983
                                                                                -----------------        -----------------

Commitments and contingencies

Minority interest                                                                       79,573                    82,287

Stockholders' Equity:
     Common stock, 28,880,576 and 30,820,646  shares issued
       and outstanding at June 30, 2000 and
       December 31, 1999, respectively                                                      29                        31
     Preferred stock, 10,097,800 and 11,330,000 shares issued and outstanding at June 30, 2000 and December 31, 1999,
       respectively                                                                         10                        11
     Additional paid-in capital                                                        799,380                   846,693
     Deferred compensation                                                                (555)                     (613)
     Retained earnings (deficit)                                                       (81,756)                  (61,788)
                                                                                -----------------        -----------------
       Total stockholders' equity                                                      717,108                   784,334
                                                                                -----------------        -----------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                            $    1,655,860           $     1,794,604
                                                                                =================        =================

          See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the six months ended June 30, 2000 and 1999
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                2000                       1999
                                                                           ---------------            ----------------
REVENUE
     Rental revenue                                                        $     123,978              $     129,193
     Fees and reimbursements from affiliates                                       2,362                      1,874
     Interest and other income                                                     4,643                      3,380
     Equity in earnings (loss) of Associated Company                                 622                       (565)
     Equity in (loss) earnings of unconsolidated joint
       ventures                                                                     (171)                        57
     Net (loss) gain on sales of real estate assets                               (3,042)                     7,093
                                                                           ---------------            ----------------
       Total revenue                                                             128,392                    141,032
                                                                           ---------------            ----------------

EXPENSES
     Property operating expenses                                                  41,847                     43,861
     General and administrative                                                    6,373                      4,773
     Depreciation and amortization                                                30,213                     29,312
     Interest expense                                                             32,370                     32,958
                                                                           ---------------            ----------------
       Total expenses                                                            110,803                    110,904
                                                                           ---------------            ----------------

Income from operations before minority interest and
     extraordinary item                                                           17,589                     30,128
 Minority interest                                                                  (656)                    (2,196)
                                                                           ---------------            ----------------
 Net income before extraordinary item                                             16,933                     27,932
Extraordinary item:
Net loss on early extinguishment of debt                                            (550)                      (303)
                                                                           ---------------            ----------------
Net income                                                                        16,383                     27,629
Preferred dividends                                                              (10,931)                   (11,140)
                                                                           ---------------            ----------------
Net income available to Common Stockholders                                $       5,452              $      16,489
                                                                           ===============            ================

Basic Per Share Data:
Net income before extraordinary item                                       $        0.20              $        0.53
Extraordinary item                                                                 (0.02)                     (0.01)
                                                                           ---------------            ----------------
Net income available to Common Stockholders                                $        0.18              $        0.52
                                                                           ===============            ================
Basic weighted average shares outstanding                                     29,842,924                 31,714,274
                                                                           ===============            ================

Diluted Per Share Data:
Net income before extraordinary item                                       $        0.20              $        0.53
Extraordinary item                                                                 (0.02)                     (0.01)
                                                                           ---------------            ----------------
Net income available to Common Stockholders                                $        0.18              $        0.52
                                                                           ===============            ================
Diluted weighted average shares outstanding                                   33,602,425                 36,040,578
                                                                           ===============            ================

          See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                For the three months ended June 30, 2000 and 1999
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                2000                       1999
                                                                           ---------------            ----------------
REVENUE
     Rental revenue                                                        $      60,817              $      64,552
     Fees and reimbursements from affiliates                                       1,894                        743
     Interest and other income                                                     3,427                      1,721
     Equity in earnings (loss) of Associated Company                                 576                       (874)
     Equity in (loss) earnings of unconsolidated joint
       ventures                                                                     (140)                        57
     Net (loss) gain on sales of real estate assets                               (2,347)                     5,742
                                                                           ---------------            ----------------
       Total revenue                                                              64,227                     71,941
                                                                           ---------------            ----------------

EXPENSES
     Property operating expenses                                                  20,290                     21,860
     General and administrative                                                    4,064                      2,551
     Depreciation and amortization                                                15,084                     14,220
     Interest expense                                                             16,023                     16,418
                                                                           ---------------            ----------------
       Total expenses                                                             55,461                     55,049
                                                                           ---------------            ----------------

Income from operations before minority interest and
     extraordinary item                                                            8,766                     16,892
 Minority interest                                                                  (350)                    (1,529)
                                                                           ---------------            ----------------
 Net income before extraordinary item                                              8,416                     15,363
Extraordinary item:
Net (loss) gain on early extinguishment of debt                                      (84)                     1,688
                                                                           ---------------            ----------------
Net income                                                                         8,332                     17,051
Preferred dividends                                                               (5,443)                    (5,570)
                                                                           ---------------            ----------------
Net income available to Common Stockholders                                $       2,889              $      11,481
                                                                           ===============            ================


Basic Per Share Data:
Net income before extraordinary item                                       $        0.10              $        0.31
Extraordinary item                                                                    -                        0.05
                                                                           ---------------            ----------------
Net income available to Common Stockholders                                $        0.10              $        0.36
                                                                           ===============            ================
Basic weighted average shares outstanding                                     29,330,163                 31,664,269
                                                                           ===============            ================

Diluted Per Share Data:
Net income before extraordinary item                                       $        0.10              $        0.31
Extraordinary item                                                                    -                        0.05
                                                                           ---------------            ----------------
Net income available to Common Stockholders                                $        0.10              $        0.36
                                                                           ===============            ================
Diluted weighted average shares outstanding                                   33,111,493                 35,984,107
                                                                           ===============            ================

          See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 2000
                                 (in thousands)
                                   (Unaudited)

                                    Common Stock        Preferred Stock
                                --------------------- ---------------------
                                                                            Additional     Deferred      Retained
                                            Par                  Par Value    Paid-in    Compen-sation   Earnings
                                  Shares     Value      Shares                Capital                   (Deficit)      Total
                                --------------------- ------------------------------------------------ --------------------------

Balance at December 31, 1999       30,821     $  31      11,330     $  11   $   846,693    $    (613)   $  (61,788)  $   784,334

Exercise of stock options              13         -           -         -           203            -             -           203

Conversion of Operating
   Partnership units into
   common stock                        13         -           -         -           196            -             -           196

Common and preferred stock
   repurchases                     (1,967)       (2)     (1,232)       (1)      (47,712)           -             -       (47,715)

Amortization of deferred
   compensation                         -         -           -         -             -           58             -            58

Distributions                           -         -           -         -             -            -       (36,351)      (36,351)

Net income                              -         -           -         -             -            -        16,383        16,383
                                -----------  --------  ---------  --------  ------------  -----------  ------------  ------------
Balance at June 30, 2000           28,880     $  29      10,098     $  10   $   799,380    $    (555)   $  (81,756)  $   717,108
                                ===========  ========  =========  ========  ============  ===========  ============  ============


          See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2000 and 1999
                                 (in thousands)
                                   (Unaudited)


                                                                            2000                        1999
-------------------------------------------------------------          ---------------             ----------------
Cash flows from operating activities:
     Net income                                                        $       16,383              $       27,629
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                         30,213                      29,312
         Amortization of loan fees, included in
           interest expense                                                     1,249                         993
         Minority interest in income from operations                              656                       2,196
         Equity in (earnings) loss of Associated Company                         (622)                        565
         Net loss (gain) on sales of real estate assets                         3,042                      (7,093)
         Net loss on early extinguishment of debt                                 550                         303
         Amortization of deferred compensation                                     58                           46
         Changes in certain assets and liabilities, net                        (6,205)                     (1,654)
                                                                       ---------------             ----------------

           Net cash provided by operating activities                           45,324                      52,297
                                                                       ---------------             ----------------

Cash flows from investing activities:
     Net proceeds from sales of real estate assets                            108,782                     111,027
     Additions to rental properties                                           (26,012)                    (22,833)
     Investments in Development                                                  (382)                     (4,162)
     Investments in Joint Ventures                                             (3,424)                     (3,176)
     Additions to mortgage loans receivable                                    (1,176)                     (1,562)
     Principal receipts on mortgage loans receivable                            1,141                           -
     Repayments of notes receivable                                             1,025                           -
     Payments from affiliates                                                     200                         400
     Distributions from Associated Company                                        682                         282
                                                                       ---------------             ----------------

           Net cash provided by investing activities                           80,836                      79,976
                                                                       ---------------             ----------------

Cash flows from financing activities:
     Proceeds from borrowings                                                 191,832                      83,480
     Repayment of borrowings                                                 (142,855)                   (156,046)
     Retirement of Series A Senior Notes (plus loss on
         retirement of $512 in 2000)                                          (91,662)                    (15,282)
     Prepayment penalties on loan payoffs                                         (38)                     (2,026)
     Distributions to minority interest holders                                (3,032)                     (3,546)
     Distributions to stockholders                                            (36,351)                    (37,790)
     Exercise of stock options                                                    203                         920
     Repurchases of common stock                                              (29,196)                     (4,339)
     Repurchases of preferred stock                                           (18,519)                          -
                                                                       ---------------             ----------------

         Net cash used for financing activities                              (129,618)                   (134,629)
                                                                       ---------------             ----------------


                                    continued

          See accompanying notes to consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                 For the six months ended June 30, 2000 and 1999
                                 (in thousands)
                                   (Unaudited)


                                                                            2000                        1999
-------------------------------------------------------------          ---------------             ----------------

Net decrease in cash and cash equivalents                                     (3,458)                     (2,356)

Cash and cash equivalents at beginning of period                               6,482                       4,357
                                                                       ---------------             ----------------

Cash and cash equivalents at end of period                             $       3,024               $       2,001
                                                                       ===============             ================

Supplemental disclosure of cash flow information:

     Cash paid for interest (net of capitalized interest of
         $1,559 and $1,330 in 2000 and 1999, respectively)             $      32,443               $      30,262
                                                                       ===============             ================

Supplemental disclosure of Non-Cash Investing and Financing
     Activities:
     Assumption of first trust deed notes payable in
         acquisition of real estate                                    $       4,300               $      14,100
                                                                       ===============             ================

     Disposition of real estate involving buyer's
         assumption of first trust deed notes payable                  $      25,347               $           -
                                                                       ===============             ================

     Conversion of Operating Partnership units into common
         stock, at current market value of common stock
                                                                       $         196               $           -
                                                                       ===============             ================



          See accompanying notes to consolidated financial statements


                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2000

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

Subsequent to the Consolidation on December 31, 1995, and through June 30, 2000, the following Common Stock transactions occurred: (i) 25,446,000 shares were issued in four separate public equity offerings; (ii) 453,507 shares were issued in connection with various acquisitions; (iii) 120,914 shares were issued in connection with the exercise of employee stock options; (iv) 663,371 shares were issued in connection with the exchange of Operating Partnership units; (v) 70,250 shares of Common Stock were issued to officers and directors as stock compensation; (vi) 3,627,116 shares were repurchased by the Company (see discussion below) and (vii) 59 shares were retired, resulting in total shares of Common Stock issued and outstanding at June 30, 2000, of 28,880,576. Assuming the issuance of 3,520,979 shares of Common Stock issuable upon redemption of 3,520,979 partnership units in the Operating Partnership, there would be 32,401,555 shares of Common Stock outstanding as of June 30, 2000.

In January 1998, the Company completed a public offering of 11,500,000 shares of 7-3/4% Series A Convertible Preferred Stock (the "January 1998 Convertible Preferred Stock Offering"). The shares are convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Except in certain instances relating to the preservation of the Company's status as a REIT, the 7-3/4% Series A Convertible Preferred Stock is not redeemable prior to January 16, 2003. On and after January 16, 2003, the Series A Preferred Stock may be redeemed at the option of the Company, in whole or in part, initially at 103.88% of the liquidation preference per share, and thereafter at prices declining to 100% of the liquidation preference on and after January 16, 2008, plus in each case accumulated, accrued and unpaid dividends, if any, to the redemption date. Shares of Preferred Stock issued and outstanding at June 30, 2000, totaled 10,097,800. As of June 30, 2000, 1,402,200 shares, representing approximately 81% of the preferred stock repurchase program (see discussion below) have been repurchased.

In February 1999, the Company's Board of Directors authorized the Company to repurchase up to 3.1 million shares of its outstanding Common Stock. This represented approximately 10% of the Company's total outstanding Common Stock at the time of authorization. In November 1999, the Company announced that its Board of Directors had doubled the size of the repurchase authorization under the Company's common stock repurchase plan. The repurchase plan was increased to
6.2 million shares, or approximately 20% of the Company's total outstanding common stock. Such purchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors. As of June 30, 2000, 3,627,116 shares, representing approximately 59% of the expanded repurchase authorization, have been repurchased. In addition, during the third quarter of 1999, the Company announced that its Board of Directors had approved an expansion of the stock repurchase program to include preferred stock as well as common stock. The Company is authorized to repurchase up to 15% of its preferred stock, or 1,725,000 shares.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2000


development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a 88.16% limited partner interest at June 30, 2000, is Glenborough Properties, L.P. (the "Operating Partnership"). Each of the holders of the remaining interests in the Operating Partnership ("OP Units") has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of June 30, 2000, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 136 real estate projects.

Prior to September 30, 1999, the Operating Partnership also held 100% of the non-voting preferred stock of the following associated companies:

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

Following the merger, the Operating Partnership owns 100% of the 47,500 shares (representing 95% of total outstanding shares) of non-voting preferred stock of GC (the "Associated Company"). Six individuals, including Sandra Boyle, Frank Austin and Terri Garnick, executive officers of the Company, own the 2,500 shares (representing 5% of total outstanding shares) of voting common stock of GC. The Operating Partnership and GC intend that the Operating Partnership's interest in GC complies with REIT qualification standards.

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

Note 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements present the consolidated financial position of the Company as of June 30, 2000, and December 31, 1999, and the consolidated results of operations and cash flows of the Company for the six months ended June 30, 2000 and 1999. All intercompany transactions, receivables and payables have been eliminated in consolidation.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of June 30, 2000, and for the period then ended.

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

New Accounting Pronouncements
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, with early adoption permitted. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued which, among other things, deferred the final implementation to fiscal years beginning after June 15, 2000. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and specifically requires all derivatives to be recorded on the balance sheet at fair value. Management is evaluating the effects, if any, that this pronouncement will have on the Company's consolidated financial position, results of operations and financial statement presentation.

Rental Properties
Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Company's plans for the continued operation of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Company's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company's properties could be materially different than current expectations.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2000

development. The Company's investments in joint ventures are accounted for using the equity method. See Note 6 for further discussion.

Investment in Associated Company
The Company's Investment in Associated Company is accounted for using the equity method, as discussed further in Note 4.

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

At June 30, 2000 and December 31, 1999, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in August 1999 and discussed in Note 8 below.

Deferred Financing and Other Fees
Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related notes payable or leases and are included in other assets.

Minority Interest Minority interest represents the 10.84% limited partner interests in the Operating Partnership not held by the Company.

Revenues
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2000

For the six months ended June 30, 2000 and 1999, no tenants represented 10% or more of rental revenue of the Company.

Fees and reimbursement revenue consists of property management fees, overhead administration fees, and transaction fees from the acquisition, disposition, refinancing, leasing and construction supervision of real estate for unconsolidated affiliates.

Revenues are recognized only after the Company is contractually entitled to receive payment, after the services for which the fee is to be received have been provided, and after the ability and timing of payments are reasonably assured and predictable.

Some scheduled rent increases are based primarily on the Consumer Price Index or a similar factor. Material incentives paid, if any, by the Company to a tenant are amortized as a reduction of rental income over the life of the related lease.

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

Note 3.   RENTAL PROPERTY

Acquisitions
In the first quarter of 2000, through one of its development alliances, the Company acquired Gateway 14, a 113,538 square foot industrial property located in Denver, Colorado. The total acquisition cost of $6.2 million consisted of approximately $1.9 million in cash, which was funded with the proceeds from a tax deferred exchange, and the assumption of $4.3 million in debt.

Dispositions
In the second quarter of 2000, the Company sold eleven properties, including five office, three industrial and three retail. These assets were sold for an aggregate sales price of approximately $105.6 million and generated an aggregate net loss of approximately $2.3 million.

In the first quarter of 2000, the Company sold an industrial property known as Columbia Warehouse, located in Columbia, Maryland, to an independent third party for all cash consideration of $1.6 million. This resulted in a loss on sale of approximately $420,000.

In the first quarter of 2000, the Company formed a limited liability company with an independent third party and contributed its interest in the office property known as 2000 Corporate Ridge, located in McLean, Virginia. This transaction resulted in a loss on sale of approximately $211,000. See Note 6 for further discussion.

These  transactions are reflected in the net loss on sales of real estate assets


                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2000

in the  accompanying  consolidated  statement of income for the six months ended
June 30, 2000.

Prospective Dispositions
The Company entered into separate definitive agreements to sell one office property, six industrial properties, one retail property and a parcel of land.
These properties are reflected in real estate held for sale on the accompanying consolidated balance sheet as of June 30, 2000. See Note 14 for discussion of sales subsequent to June 30, 2000.

Note 4.   INVESTMENT IN ASSOCIATED COMPANY

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

As of December 31, 1999 and June 30, 2000, the Company had the following investment in the Associated Company (in thousands):

                                                       GC (1)
              Investment at December 31, 1998        $   8,807
              Distributions                               (625)
              Equity in earnings                         1,222
              Investment at December 31, 1999            9,404
              Distributions                               (682)
              Equity in earnings                           622
              Investment at June 30, 2000            $   9,344

(1) All amounts presented for GC represent combined amounts for GC and GHG due to the September 30, 1999 merger, as previously discussed in
    Note 1.

Note 5.   MORTGAGE LOANS RECEIVABLE

The Company's mortgage loans receivable consist of the following as of June 30, 2000, and December 31, 1999 (dollars in thousands):

                                                                                      2000                   1999
                                                                                  --------------        ---------------

Note secured by a hotel  property in Arlington,  TX, with a fixed  interest rate of 9%, monthly  interest-only  payments and a maturity date of March 2000.  (see
below for further discussion).                                                       $        -         $       1,141

Note  secured by Gateway  Park land  located in Aurora,  CO, with a stated fixed interest rate of 13%,  quarterly  interest-only  payments and a maturity date of
July 2005 (see below for further discussion).                                            37,617                36,441
                                                                                  --------------        ---------------

Total                                                                                $   37,617         $      37,582
                                                                                  ==============        ===============

In September 1999, the Company sold a hotel property in Arlington, Texas, to a third party for a sale price of $2.1 million, of which $1.14 million was represented by a note receivable secured by the hotel property. This note was paid off in January 2000.

In 1998,  the  Company  entered  into a  development  alliance  with  The  Pauls
Corporation.  In  addition to this  development  alliance,  the  Company  loaned

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2000

approximately $34 million ($37.6 million,  including  accrued interest,  at June
30, 2000),  secured by a first mortgage,  to facilitate the build-out of Gateway
Park. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to
2.2 million square feet of office and industrial space and 1,600 multifamily units over the next ten years.

Note 6.   INVESTMENTS IN DEVELOPMENT AND JOINT VENTURES

The Company is currently involved in 3 development alliances for the development of approximately 579,000 square feet of office and distribution properties and 1,702 multifamily units in Colorado, Texas, New Jersey, Kansas and Florida. As of June 30, 2000, the Company has advanced approximately $39 million to these alliances. Under these development alliances, the Company has certain rights to purchase the properties upon completion of development over the next five years.

In the first quarter of 2000,  the Company  formed a limited  liability  company
(the "LLC") with an independent third party and contributed its interest in the office property known as 2000 Corporate Ridge, located in McLean, Virginia. This transaction resulted in a loss on sale of approximately $211,000 and is included in net loss on sales of real estate assets in the accompanying consolidated statement of income for the six months ended June 30, 2000. Consideration received for this contribution included $14.7 million in cash and the assumption of a $20.6 million mortgage by the LLC. The Company now has a 10% interest in the LLC and the LLC agreement provides for, among other things, a 3% annual management fee to the Company for property management services, certain asset management fees and certain additional distributions in excess of its 10% interest, if available, upon the ultimate sale of the property by the LLC. The
Company accounts for its interest in the LLC under the equity method.

Note 7.   OTHER ASSETS

As of June 30, 2000 and December 31, 1999, other assets on the consolidated balance sheets consist of the following (in thousands):

                                                    2000              1999
                                                 ------------      ------------
   Accounts receivable, net                      $    6,171        $    3,856
   Prepaid expenses                                   6,074             8,164
   Section 1031 exchange accounts                     9,499                 -
   Impound accounts                                   8,261            12,970
   Lease commissions and deferred financing
     fees, net                                       20,539            20,867
   Corporate office fixed assets, net                 5,116             4,726
   Related party receivable (Note 10)                 1,815             1,847
   Other                                              1,368             2,363
                                                 ------------      ------------

   Total other assets                            $   58,843        $   54,793
                                                 ============      ============

Note 8.   SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, unsecured notes and notes payable outstanding as of June 30, 2000, and December 31, 1999 (dollars in thousands):

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2000

                                                                                                 2000          1999
Secured loans with various  lenders,  net of unamortized  discount of $5,203 and $5,515 at
June 30, 2000 and December 31, 1999,  respectively.  All loans have a fixed  interest rate of 6.125% and a November 10, 2008 maturity date.  Monthly  principal and interest payments range between $343 and $458.  These loans are secured by 30  properties  with an aggregate net  carrying  value of $405,056  and  $409,130 at June 30, 2000 and  December  31,  1999,
respectively.                                                                                $231,567      $232,735

Secured  loans with various  lenders,  bearing  interest at fixed rates  between 6.95% and
9.25%   (approximately   $52,146  of  these  loans  include  an  unamortized   premium  of
approximately  $121 which reduces the  effective  interest  rate on those  instruments  to
6.75%),  with monthly  principal  and interest  payments  ranging  between $5 and $443 and maturing  at  various  dates  through  December  1,  2030.  These  loans  are  secured  by properties  with an  aggregate  net  carrying  value of $445,537  and $547,264 at June 30,
2000 and December 31, 1999, respectively.                                                     272,917       322,878

Secured  loans with various  banks  bearing  interest at variable  rates  ranging  between
7.613% and 9.50% at June 30, 2000 and 6.53% and 8.52% at December 31,  1999,  and maturing at various dates through  August 30, 2004.  These loans are secured by properties  with an aggregate  net  carrying  value of $243,403 and $224,526 at June 30, 2000 and December 31,
1999, respectively.                                                                           164,843       146,102

Unsecured  $142,500  line  of  credit  with a bank  ("Credit  Facility")  with a  variable interest  rate of LIBOR plus 1.75% at June 30, 2000 and LIBOR plus 1.625% at December  31,
1999 (8.392% and 7.753%,  respectively),  monthly  interest  only  payments and a maturity
date of June 10, 2002, with one option to extend for 10 years.                                 39,811        70,628

Unsecured  $125,000  term loan with a bank with a  variable  interest  rate of LIBOR  plus
1.75%  (8.392% and 8.25% at June 30, 2000 and December 31,  1999,  respectively),  monthly
interest only payments and a maturity date of June 10, 2002.                                  125,000        33,865

Unsecured  Series A Senior Notes with a fixed  interest rate of 7.625%,  interest  payable semiannually  on March 15 and September 15, and a maturity date of March 15, 2005.  All of
the notes were retired in the first six months of 2000, as discussed below.                         -        91,150

Total                                                                                        $834,138      $897,358

In the second quarter of 2000, the Company obtained an $18 million  construction loan  to  refinance  a  264,000  square  foot  industrial  property  located  in
Indianapolis,  Indiana,  and to  provide  funds to build an  approximate  83,000
square  foot  expansion  to  this  property.   Approximately  $9.4  million  was
outstanding  at June 30, 2000. The loan has a maturity date of June 15, 2002 and bears  interest at the floating  rate of LIBOR plus 2.50%.  The interest rate on this loan at June 30, 2000 was 9.14%.

In the first quarter of 2000, the Company obtained a $10.5 million construction loan to build an 80,000 square foot office property in Bedminster, New Jersey.
Approximately $5 million was outstanding at June 30, 2000. The loan has a maturity date of November 12, 2001 and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at June 30, 2000 was 8.89%.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2000

In the first quarter of 2000, the Company contributed its interest in the office property known as 2000 Corporate Ridge to a limited liability company (the "LLC"). The LLC assumed the $20.6 million mortgage loan on this property. See
Note 6 for further discussion.

In the first quarter of 2000, related to the acquisition of an industrial property from one of the Company's development alliances (as discussed in Note 3 above), the Company assumed a $4.3 million secured loan. This loan has a maturity date of October 1, 2000 (with options for two 6-month extensions) and bears interest at the floating rate of LIBOR plus 1.55%. The interest rate on this loan at June 30, 2000 was 7.61%.

During the six months ended June 30, 2000, the Company retired the remaining $91.2 million of unsecured Series A Senior Notes at a discount. As a result of these transactions and the related write-off of capitalized original issuance costs, a net loss on early extinguishment of debt of $550,000 was recorded in the accompanying consolidated statement of income for the six months ended June 30, 2000, as discussed in Note 9 below.

In August 1999, the Company closed a $97.6 million secured financing with a commercial bank ("Secured Financing"). In connection with the Secured Financing, the Company entered into an interest rate cap agreement to hedge increases in interest rates above a specified level of 11.21%. The agreement is for a term concurrent with the Secured Financing instrument, is indexed to the 90-day LIBOR rate, and is for a notional amount equal to the maximum amount available on the Secured Financing loan. As of June 30, 2000, the 90-day LIBOR rate was 6.77%. The Company paid a premium of approximately $434,000 at the inception of the cap agreement, which is being amortized as additional interest expense over the life of the agreement.

Some of the Company's properties are held in limited partnerships and limited liability companies in order to facilitate financing. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Company in accordance with Generally Accepted Accounting Principles ("GAAP").

The required principal payments on the Company's debt for the next five years and thereafter, as of June 30, 2000, are as follows (in thousands):

                Year Ending
               December 31,
                 2000                  $   76,742
                 2001                      49,131
                 2002                     187,510
                 2003                      36,745
                 2004                     107,845
                 Thereafter               376,165
                 Total                 $  834,138

Note 9.   NET LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with the unsecured Series A Senior Notes repurchases discussed above, the Company recorded a net loss on early extinguishment of debt of $550,000 for the six months ended June 30, 2000. This loss consists of $931,000 of discounts on retirement offset by $1,481,000 of losses due to the writeoff of unamortized original issuance costs.

Note 10.  RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $2,362,000 and $1,874,000 for the six months ended June 30, 2000 and 1999, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, the Company paid GC property management fees and salary reimbursements totaling $505,000 and $734,000 for the six months ended June 30, 2000 and 1999, respectively, for management of a portfolio of residential properties owned by the Company, which is included in property operating expenses and general and administrative expenses on the accompanying consolidated statements of income.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2000

In 1998, the Company  acquired from a Managed  Partnership an option to purchase all of its rights under a Lease with Option to Purchase  Agreement,  for certain
undeveloped  and  unentitled  land  located  in  Burlingame,   California.  Upon
expiration of the option period, the independent  members of the Company's Board of Directors  concluded  that  proceeding  with the  development of the property would have  required  that the Company incur  substantial  debt and  entitlement risk. Accordingly,  on February 1, 1999, the Company elected not to proceed with the  development  and not to  exercise  the  option  in return  for the  Managed
Partnership's   agreement   to   reimburse   the  Company  for   $2,309,000   of
predevelopment  costs,  $462,000  to be paid  in  cash  with  the  balance  in a promissory  note  bearing  interest  at 10%  and  due on the  earlier  of  sale, refinance or March 31, 2002. The note also contains a  participation  in profits realized by the Managed  Partnership  from the sale of the property if such sale occurs within 3 years. As of June 30, 2000,  principal payments of approximately
$32,000 have been  received  resulting in an  outstanding  principal  balance of
$1,815,000.   This  note  is  included  in  other  assets  on  the  accompanying consolidated balance sheets.

Note 11.  EARNINGS PER SHARE

Basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

                                                             Three months ended                      Six months ended
                                                                  June 30,                               June 30,
                                                       -------------------------------      ------------------------------------
                                                           2000              1999                2000                1999
                                                       --------------    -------------      ----------------    ----------------
Net income available to Common
     Stockholders - Basic                              $       2,889     $     11,481       $       5,452       $     16,489
Minority interest                                                350            1,529                 656              2,196
                                                       --------------    -------------      ----------------    ----------------
Net income available to Common
     Stockholders - Diluted                            $       3,239     $     13,010       $       6,108       $     18,685
                                                       --------------    -------------      ----------------    ----------------

Weighted average shares:
Basic                                                     29,330,163       31,664,269          29,842,924         31,714,274
Stock options                                                226,745          109,092             178,346            111,759
Convertible Operating Partnership Units                    3,554,585        4,210,746           3,581,155          4,214,545
                                                       --------------    --------------     ----------------    ----------------
Diluted                                                   33,111,493       35,984,107          33,602,425         36,040,578
                                                       --------------    --------------     ----------------    ----------------

Basic earnings per share                               $        0.10     $       0.36       $        0.18       $       0.52
Diluted earnings per share                             $        0.10     $       0.36       $        0.18       $       0.52

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2000


Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under the Plan, may be granted under the Plan may not exceed 1,140,000 shares. In May 1999, the Company's stockholders approved the grant of 700,000 non-qualified stock options to Robert Batinovich and 300,000 non-qualified stock options to Andrew Batinovich, outside the Plan. The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No.
25. As of June 30, 2000, 70,250 shares of bonus grants have been issued under the Plan. The fair value of the shares granted has been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the respective vesting periods that range from 2 to 5 years. As of June 30, 2000, 2,662,086 options to purchase shares of Common Stock were outstanding under the Plan, excluding the 1,000,000 stock options granted to Robert Batinovich and Andrew Batinovich as described above. The exercise price of each incentive stock option granted is greater than or equal to the per-share fair market value of the Common Stock on the date the option is granted and, as such, no compensation expense has been recognized. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

Note 13.  SEGMENT INFORMATION

The Company owns a diverse portfolio of properties comprising five product types: office, industrial, retail, multifamily and hotels. Effective January 1, 2000, in order to simplify reporting, the Company eliminated the office/flex property type and reallocated the properties to either the office or industrial category. Each of these product types represents a reportable segment with distinct uses and tenant types which require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consists primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the multifamily portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The Company's hotel operations are from one 227-room property leased to and operated by a third party.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues.
Significant information used by the Company for its reportable segments as of and for the six months ended June 30, 2000 and 1999 is as follows (in thousands):

                                                                       Multifamily
2000                             Office      Industrial     Retail                    Hotel         Total
                               ------------  -----------  -----------  -----------  -----------  -------------
Rental revenue                 $   64,199     $  19,890    $   5,203    $  34,136     $    550    $   123,978
Property operating expenses        23,714         5,060        1,677       15,083          115         45,649
                               ------------  -----------  -----------  -----------  -----------  -------------
Net operating income (NOI)     $   40,485     $  14,830    $   3,526    $  19,053     $    435    $    78,329
                               ============  ===========  ===========  ===========  ===========  =============

1999
Rental revenue                 $   65,527     $  22,665    $   6,043    $  33,970     $    988    $   129,193
Property operating expenses        24,822         6,186        2,057       14,654          205         47,924
                               ------------  -----------  -----------  -----------  -----------  -------------
Net operating income (NOI)     $   40,705     $  16,479    $   3,986    $  19,316     $    783    $    81,269
                               ============  ===========  ===========  ===========  ===========  =============

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2000


The following is a reconciliation of segment revenues and income to consolidated revenues and income for the periods presented above (in thousands):

                                                             2000                 1999
                                                       -----------------    -----------------
Revenues
Total revenue for reportable segments                    $    123,978         $    129,193
Other revenue (1)                                               4,414               11,839
                                                       -----------------    -----------------
Total consolidated revenues                              $    128,392         $    141,032
                                                       =================    =================

Net Income
NOI for reportable segments                              $     78,329         $     81,269
Elimination of internal property management fees                3,802                4,063
Unallocated amounts:
   Other revenue (1)                                            4,414               11,839
   General and administrative expenses                         (6,373)              (4,773)
   Depreciation and amortization                              (30,213)             (29,312)
   Interest expense                                           (32,370)             (32,958)
                                                       -----------------    -----------------
Income from operations  before minority  interest and
   extraordinary items                                   $     17,589         $     30,128
                                                       =================    =================

(1)  Other revenue  includes fee income,  interest and other  income,  equity in
     earnings/loss   of  Associated   Company,   equity  in   earnings/loss   of
     unconsolidated  joint  ventures  and net  gain/loss on sales of real estate assets.

Note 14.  SUBSEQUENT EVENTS

Subsequent to June 30, 2000, the Company sold five industrial properties and one retail property. These properties were sold for an aggregate sales price of approximately $22.2 million and generated an aggregate net gain of approximately
$1.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of June 30, 2000, the Company owned and operated 136 income-producing properties (the "Properties," and each a "Property"). The Properties are comprised of 55 office Properties, 34 industrial Properties, 6 retail Properties, 37 multifamily Properties, 1 hotel Property and 3 joint ventures, located in 27 metropolitan markets.

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation, a California corporation, and eight public limited partnerships (the "Partnerships") collectively, the "GRT Predecessor Entities", merged with and into the Company. The Company (i) issued 5,753,709 shares (the "Shares") of $.001 par value Common Stock of the Company to the Partnerships in exchange for the net assets of the Partnerships; (ii) merged with Glenborough Corporation, with the Company being the surviving entity; (iii) acquired an interest in three companies, two of which merged on June 30, 1997, and the remaining two of which merged on September 30, 1999 (the "Associated Company"), that provide asset and property management services, as well as other services; and (iv) through a subsidiary operating partnership, Glenborough Properties, L.P. (the "Operating Partnership"), acquired interests in certain warehouse distribution facilities from GPA, Ltd., a California limited partnership ("GPA"). A portion of the Company's operations are conducted through the Operating Partnership, of which the Company is the sole general partner, and in which the Company holds a 88.16% limited partner interest at June 30, 2000. The Company operates the assets acquired in the Consolidation and in subsequent acquisitions and intends to continue to invest in income-producing property directly and through joint ventures. In addition, the Associated Company may acquire general partner interests in other real estate limited partnerships. The Company has elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The common and preferred stock of the Company (the "Common Stock" and the "Preferred Stock", respectively) are listed on the New York Stock Exchange ("NYSE") under the trading symbols "GLB" and "GLB Pr A", respectively.

The Company's principal business objectives are to achieve a stable and increasing source of cash flow available for distribution to stockholders. By achieving these objectives, the Company will seek to raise the value of its shares over time.

Results of Operations

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999.

Rental Revenue. Rental revenue decreased $5,215,000, or 4%, to $123,978,000 for the six months ended June 30, 2000 from $129,193,000 for the six months ended June 30, 1999, due to decreases in revenues from the office, industrial, retail and hotel Properties of $1,328,000, $2,775,000, $840,000 and $438,000,
respectively. These decreases are primarily due to the sales of 11 office Properties, 11 industrial Properties, three retail Properties and one hotel since June 30, 1999. These decreases are offset by an increase in revenue from the multifamily Properties of $166,000.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property and asset management fees paid to the Company under agreements with the Managed Partnerships. This revenue increased $488,000, or 26%, to $2,362,000 for the six months ended June 30, 2000, from $1,874,000 for the six months ended June 30, 1999, primarily due to transaction fees received from an affiliate in the second quarter of 2000.

Interest and Other Income. Interest and other income increased $1,263,000, or 37%, to $4,643,000 for the six months ended June 30, 2000, from $3,380,000 for the six months ended June 30, 1999. The increase is primarily due to interest income earned upon the payoff of loans made on two development projects sold by a development alliance in the second quarter of 2000 offset by decreases in interest earned on notes receivable as a result of payoffs received.

Equity in Earnings (Loss) of Associated Company. Equity in earnings (loss) of Associated Company increased $1,187,000, or 210%, to $622,000 for the six months ended June 30, 2000, from an equity in loss of $565,000 for the six months ended June 30, 1999. The increase is primarily due to a decrease in GC's 1999 earnings resulting from a provision to reduce the carrying value of management contracts with certain of the Managed Partnerships. In addition, GC's 2000 earnings increased due to transaction fees received in the second quarter of 2000.

Equity in (Loss) Earnings of Unconsolidated Joint Ventures. Equity in (loss) earnings of unconsolidated joint ventures decreased $228,000 to an equity in loss of $171,000 for the six months ended June 30, 2000, from an equity in earnings of $57,000 during the six months ended June 30, 1999. This decrease is due to a decrease in the capitalization of interest expense and property taxes, recognition of depreciation expense, and payment of operating expenses by the joint ventures upon the completion of development of several projects in 2000.

Net (Loss) Gain on Sales of Real Estate Assets. The net loss on sales of real estate assets of $3,042,000 during the six months ended June 30, 2000, resulted from the sales of six office Properties, four industrial Properties and three retail Properties from the Company's portfolio in 2000. The net gain on sales of real estate assets of $7,093,000 during the six months ended June 30, 1999, resulted from the sale of six office Properties, ten industrial Properties, three retail Properties, one multifamily Property, one hotel and a small partial interest in a REIT.

Property Operating Expenses. Property operating expenses decreased $2,014,000, or 5%, to $41,847,000 for the six months ended June 30, 2000, from $43,861,000 for the six months ended June 30, 1999. This decrease corresponds to the 4% decrease in rental revenues resulting from the sale of Properties.

General and Administrative Expenses. General and administrative expenses increased $1,600,000, or 34%, to $6,373,000 for the six months ended June 30, 2000, from $4,773,000 for the six months ended June 30, 1999. This increase was primarily due to timing differences in incentive compensation costs which were recognized in the second quarter of 2000 versus the third and fourth quarters of 1999.

Depreciation and Amortization. Depreciation and amortization did not change significantly with an increase of $901,000, or 3%, to $30,213,000 for the six months ended June 30, 2000, from $29,312,000 for the six months ended June 30, 1999.

Interest Expense. Interest expense did not change significantly with a decrease of $588,000, or 2%, to $32,370,000 for the six months ended June 30, 2000, from $32,958,000 for the six months ended June 30, 1999.

Net Loss on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $550,000 during the six months ended June 30, 2000, consists of $931,000 of gains on retirement of Series A Senior Notes at a discount, offset by the related write-off of unamortized loan fees in the amount of $1,481,000. The net loss on early extinguishment of debt of $303,000 during the six months ended June 30, 1999, consists of gains on the retirement of Series A Senior Notes offset by prepayment penalties and the write-off of unamortized loan fees upon early payoff of debt.

Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999.

Rental Revenue. Rental revenue decreased $3,735,000, or 6%, to $60,817,000 for the three months ended June 30, 2000 from $64,552,000 for the three months ended June 30, 1999, due to decreases in revenues from the office, industrial, retail, multifamily and hotel Properties of $1,651,000, $1,217,000, $465,000, $187,000
and $215,000, respectively. These decreases are primarily due to the sales of 11 office Properties, 11 industrial Properties, three retail Properties and one hotel since June 30, 1999.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property and asset management fees paid to the Company under agreements with the Managed Partnerships. This revenue increased $1,151,000, or 155%, to $1,894,000 for the three months ended June 30, 2000, from $743,000 for the three months ended June 30, 1999, primarily due to transaction fees received from an affiliate in the second quarter of 2000.

Interest and Other Income. Interest and other income increased $1,706,000, or 99%, to $3,427,000 for the three months ended June 30, 2000, from $1,721,000 for the three months ended June 30, 1999. The increase is primarily due to interest income earned upon the payoff of loans made on two development projects sold by a development alliance in the second quarter of 2000.

Equity in Earnings (Loss) of Associated Company. Equity in earnings of Associated Company increased $1,450,000, or 166%, to $576,000 for the three months ended June 30, 2000, from an equity in loss of $874,000 for the three months ended June 30, 1999. The increase is primarily due to a decrease in GC's 1999 earnings resulting from a provision to reduce the carrying value of management contracts with certain of the Managed Partnerships. In addition, GC's 2000 earnings increased due to transaction fees received in the second quarter of 2000.

Equity in (Loss) Earnings of Unconsolidated Joint Ventures. Equity in (loss) earnings of unconsolidated joint ventures decreased $197,000 to an equity in loss of $140,000 for the three months ended June 30, 2000, from an equity in earnings of $57,000 during the three months ended June 30, 1999. This decrease is due to a decrease in the capitalization of interest expense and property taxes, recognition of depreciation expense, and payment of operating expenses by the joint ventures upon the completion of development of several projects in 2000.

Net (Loss) Gain on Sales of Real Estate Assets. The net loss on sales of real estate assets of $2,347,000 during the three months ended June 30, 2000, primarily resulted from the sales of five office Properties, three industrial Properties and three retail Properties from the Company's portfolio in 2000. The net gain on sales of real estate assets of $5,742,000 during the three months ended June 30, 1999, resulted from the sale of six office Properties, five industrial Properties, one retail Property, one multifamily Property and one hotel.

Property Operating Expenses. Property operating expenses decreased $1,570,000, or 7%, to $20,290,000 for the three months ended June 30, 2000, from $21,860,000 for the three months ended June 30, 1999. This decrease corresponded to the 6% decrease in rental revenues resulting from the sale of Properties.

General and Administrative Expenses. General and administrative expenses increased $1,513,000, or 59%, to $4,064,000 for the three months ended June 30, 2000, from $2,551,000 for the three months ended June 30, 1999. This increase was primarily due to timing differences in incentive compensation costs which were recognized in the second quarter of 2000 versus the third and fourth quarters of 1999.

Depreciation and Amortization. Depreciation and amortization did not change significantly with an increase of $864,000, or 6%, to $15,084,000 for the three months ended June 30, 2000, from $14,220,000 for the three months ended June 30, 1999.

Interest Expense. Interest expense did not change significantly with a decrease of $395,000, or 2%, to $16,023,000 for the three months ended June 30, 2000, from $16,418,000 for the three months ended June 30, 1999.

Net (Loss) Gain on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $84,000 during the three months ended June 30, 2000, consists of the write-off of unamortized loan fees upon the retirement of Series A Senior Notes. The net gain on early extinguishment of debt of $1,688,000 during the three months ended June 30, 1999, consists of gains on the retirement of Series A Senior Notes at a discount offset by prepayment penalties and the write-off of unamortized loan fees upon early payoff of debt.

Liquidity and Capital Resources

Cash Flows
For the six months ended June 30, 2000, cash provided by operating activities decreased by $6,973,000 to $45,324,000 as compared to $52,297,000 for the same period in 1999. The decrease is primarily due to a decrease in net income resulting from the 1999 and 2000 sales of Properties. Cash provided by investing activities increased by $860,000 to $80,836,000 for the six months ended June 30, 2000, as compared to $79,976,000 for the same period in 1999. The increase is primarily due to a decrease in cash used for investments in development and an increase in principal receipts on mortgage loans and notes receivable offset by an increase in capital expenditures and a decrease in net proceeds from sales of real estate assets. During the six months ended June 30, 2000, the Company sold 13 Properties as compared to 21 Properties during the six months ended June 30, 1999. Cash used for financing activities decreased by $5,011,000 to $129,618,000 for the six months ended June 30, 2000, as compared to $134,629,000 for the same period in 1999. This change was primarily due to a decrease in prepayment penalties paid during the six months ended June 30, 2000 versus the same period in 1999. In addition, distributions to stockholders decreased in 2000 due to the repurchases of common and preferred stock.

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

Mortgage Loans Receivable
Mortgage loans receivable increased from $37,582,000 at December 31, 1999, to $37,617,000 at June 30, 2000. This increase was due to accrued interest on a loan made by the Company under a development alliance offset by the payoff of a $1,141,000 loan made by the Company to the buyer of one of the hotel Properties.

Secured and Unsecured Financing
Mortgage loans payable decreased from $701,715,000 at December 31, 1999, to $669,327,000 at June 30, 2000. This decrease resulted from the assumption by the buyers of two of the Company's Properties of mortgage loans in the amount of $25,346,000, the payoff of approximately $21,240,000 of mortgage loans in connection with 2000 sales of Properties and scheduled principal payments of approximately $4,569,000. This decrease is partially offset by $18,767,000 of new mortgage loans in connection with an acquisition, the construction of a property in Bedminster, New Jersey and the expansion of a property in Indianapolis, Indiana (see below for further discussion).

In the second quarter of 2000, the Company obtained an $18 million construction loan to build an approximate 83,000 square foot expansion to an existing property in Indianapolis, Indiana. Approximately $9.4 million was outstanding at June 30, 2000. The loan has a maturity date of June 15, 2002 and bears interest at the floating rate of LIBOR plus 2.50%. The interest rate on this loan at June 30, 2000 was 9.14%.

In the first quarter of 2000, the Company obtained a $10.5 million construction loan to build an 80,000 square foot office property in Bedminster, New Jersey. Approximately $5 million was outstanding at June 30, 2000. The loan has a maturity date of November 12, 2001 and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at June 30, 2000 was 8.89%.

In the first quarter of 2000, the Company formed a limited liability company (the "LLC") with an independent third party and contributed its interest in the office property known as 2000 Corporate Ridge, located in McLean, Virginia. Consideration received for this contribution included $14.7 million in cash and the assumption of a $20.6 million mortgage by the LLC.

In the first quarter of 2000, related to the acquisition of an industrial property from one of the Company's development alliances, the Company assumed a $4.3 million secured loan. This loan has a maturity date of October 1, 2000 (with options for two 6-month extensions) and bears interest at the floating rate of LIBOR plus 1.55%. The interest rate on this loan at June 30, 2000 was 7.61%.

During the six months ended June 30, 2000, the Company retired the remaining $91.2 million of unsecured Series A Senior Notes at a discount. As a result of these transactions and the related write-off of capitalized original issuance costs, a net loss on early extinguishment of debt of approximately $550,000 was recognized by the Company in the consolidated statement of income for the six months ended June 30, 2000.

In August 1999, the Company closed a $97.6 million secured financing with a commercial bank ("Secured Financing"). In connection with the Secured Financing, the Company entered into an interest rate cap agreement to hedge increases in interest rates above a specified level of 11.21%. The agreement is for a term concurrent with the Secured Financing instrument, is indexed to the 90-day LIBOR rate, and is for a notional amount equal to the maximum amount available on the Secured Financing loan. As of June 30, 2000, the 90-day LIBOR rate was 6.77%.

The Company paid a premium of approximately $434,000 at the inception of the cap agreement, which is being amortized as additional interest expense over the life of the agreement.

The Company has an unsecured line of credit provided by a group of commercial banks (the "Credit Facility"). Outstanding borrowings under the Credit Facility decreased from $70,628,000 at December 31, 1999, to $39,811,000 at June 30,
2000. The decrease was due to draws of $86,229,000 for acquisitions, stock repurchases, and purchases of the Company's Series A Senior Notes, offset by pay downs of $117,046,000 generated from proceeds from the sales of Properties and cash from operations. In February 2000, the maturity date on the Credit Facility was extended from December 2000 to June 2002.

At June 30, 2000, the Company's total indebtedness included fixed-rate debt of $504,484,000 and floating-rate indebtedness of $329,654,000. Approximately 66% of the Company's total assets, comprising 96 properties, is encumbered by debt at June 30, 2000.

It is the Company's policy to manage its exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At June 30, 2000, approximately 40% of the Company's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates. The Company may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings that are reasonably assured of completion. It is not the Company's policy to engage in hedging activities for previously outstanding debt instruments or for speculative purposes. At June 30, 2000, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract associated with the Secured Financing discussed above.

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

Development Alliances
The Company is currently involved in 3 development alliances for the development of approximately 579,000 square feet of office and distribution properties and 1,702 multifamily units in Colorado, Texas, New Jersey, Kansas and Florida. As of June 30, 2000, the Company has advanced approximately $39 million to these alliances. Under these development alliances, the Company has certain rights to purchase the properties upon completion of development over the next five years. In addition, the Company has loaned approximately $37.6 million (including accrued interest) under another development alliance to continue the build-out of a 1,200 acre master-planned development in Denver, Colorado.

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


The following table sets forth the Company's calculation of FFO and CAD for the three and six months ended June 30, 2000 (in thousands, except weighted average shares and per share amounts):

                                                        March 31,      June 30,        YTD
                                                           2000          2000          2000
                                                       ------------- ------------- -------------
Income  from  operations  before  minority  interest,
   extraordinary items and preferred dividends         $     8,823   $     8,766   $    17,589
Preferred dividends                                         (5,488)       (5,443)      (10,931)
Net loss on sales of real estate assets                        695         2,347         3,042
Depreciation and amortization (1)                           14,915        14,871        29,786
Adjustment to reflect FFO of Unconsolidated
    JV's (2)                                                   190           264           454
Adjustment to reflect FFO of Associated Company(3)             164            22           186
                                                       ------------- ------------- -------------
FFO(4)                                                 $    19,299   $    20,827   $    40,126
                                                       ============= ============= =============

Amortization of deferred financing fees                        639           610         1,249
Capital reserve                                                  -             -             -
Capital expenditures                                        (4,989)       (6,319)      (11,308)
                                                       ------------- ------------- -------------
CAD                                                    $    14,949   $    15,118   $    30,067
                                                       ============= ============= =============

Distributions per share (5)                            $      0.42   $      0.42   $      0.84
                                                       ============= ============= =============

Diluted weighted average shares outstanding             34,096,464    33,111,493    33,602,425
                                                       ============= ============= =============

(1)  Excludes depreciation of corporate office fixed assets.
(2)  Consists   of  the   adjustments   required  to  reflect  the  FFO  of  the
     unconsolidated  joint  ventures  allocable  to the Company.  The  Company's investments in the joint ventures are accounted for using the equity method of accounting.
(3)  Consists of the  adjustments  required to reflect the FFO of the Associated
     Company  allocable  to  the  Company.   The  Company's  investment  in  the
     Associated Company is accounted for using the equity method of accounting.
(4)  In accordance with NAREIT's 'White Paper on FFO-October  1999' as discussed above,  FFO includes a $406 gain from the sale of an  incidental  parcel of land by the Associated Company in June 2000.
(5)  The distributions for the three months ended June 30, 2000, were paid on
     July 17, 2000.

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

                                       27

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

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

For information regarding litigation fully resolved during the reporting period ended March 31, 2000, please refer to the Company's quarterly report on Form
10-Q for such period.

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company's financial position, cash flow or results of operations.

Item 4.       Submission of Matters to a Vote of Security Holders

At the Company's annual meeting, held on May 5 in Redwood City, California, the following persons were duly elected by the holders of the Company's Common Stock to serve as Class II directors:


                              Votes For        Votes Against      Votes Withheld       Abstentions
                          ------------------ ------------------ ------------------- ------------------
Robert Batinovich             25,648,536                 0           3,867,384           995,583
Patrick Foley                 26,250,309                 0           3,867,384           393,810


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  The Exhibit Index attached hereto is hereby incorporated by reference to this item.

         (b)      Reports on Form 8-K:

                  On April 26, 2000, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended March 31, 2000.

                  On July 25, 2000, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended June 30, 2000.

                                       28

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


                                     GLENBOROUGH REALTY TRUST INCORPORATED




                                  By: Glenborough Realty Trust Incorporated,



      Date: August 10, 2000        /s/ Andrew Batinovich
                                   Andrew Batinovich
                                   Director, President
                                   and Chief Operating Officer
                                   (Principal Operating Officer)





      Date: August 10, 2000        /s/ Stephen Saul
                                   Stephen Saul
                                   Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial Officer)





      Date: August 10, 2000        /s/ Terri Garnick
                                   Terri Garnick
                                   Senior Vice President,
                                   Chief Accounting Officer,
                                   Treasurer
                                   (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                                                  Exhibit Title

11.01 Statement re: Computation of Per Share Earnings is shown in Note 11 of the Consolidated Financial Statements of the Company in Item 1.

12.01 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

27.01  Financial Data Schedule.



Exhibit 12.01

GLENBOROUGH REALTY TRUST INCORPORATED
Computation of Ratio of Earnings to Fixed Charges
and Ratio of Earnings to Fixed Charges and Preferred Dividends
For the five years ended December 31, 1999
and the three months ended March 31, 2000 and June 30, 2000
(in thousands)
                                               GRT
                                           Predecessor
                                            Entities,
                                             Combined
                                           -------------  --------------------------------------------------------

                                                                  Year Ended December 31,

                                           ----------------------------------------------------------------------

                                               1995          1996           1997         1998           1999
                                           -------------  -----------    -----------  ------------   ------------
EARNINGS, AS DEFINED

Net Income (Loss) before Preferred
   Dividends (2)                           $     524      $  (1,609)       $19,368    $    44,602    $    50,286
Extraordinary items                                -            186            843          1,400           (984)
Federal & State income taxes                     357              -              -              -              -
Minority Interest                                  -            292          1,119          2,550          3,647
Fixed Charges                                  2,129          3,913          9,668         53,289         64,782
                                           -------------  -----------    -----------  ------------   ------------

                                           $   3,010      $   2,782        $30,998    $   101,841    $   117,731
                                           -------------  -----------    -----------  ------------   ------------

FIXED CHARGES AND PREFERRED DIVIDENDS, AS
   DEFINED

Interest Expense                           $   2,129      $   3,913       $  9,668    $    53,289    $    64,782
Capitalized Interest                               -              -              -          1,108          2,675
Preferred Dividends                                -              -              -         20,620         22,280
                                           -------------  -----------    -----------  ------------   ------------
                                           $   2,129      $   3,913       $  9,668    $    75,017    $    89,737

RATIO OF EARNINGS TO FIXED CHARGES (3)          1.41           0.71  (1)      3.21           1.87           1.75
                                           -------------  -----------    -----------  ------------   ------------

RATIO OF EARNINGS TO FIXED CHARGES AND
   PREFERRED DIVIDENDS (3)                      1.41           0.71  (1)      3.21           1.36           1.31
                                           -------------  -----------    -----------  ------------   ------------

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

                                       31




                                           The Company
                                           ------------------------------------------
                                                Three        Three
                                                Months       Months
                                                Ended        Ended         Year
                                                March 31,    June 30,      To Date
                                               ----------   -----------  ------------

                                                 2000          2000         2000
                                               ----------   -----------  ------------
EARNINGS, AS DEFINED

Net Income (Loss) before Preferred
   Dividends (2)                                $  8,051     $   8,332    $  16,383
Extraordinary items                                   466           84          550
Federal & State income taxes                            -            -            -
Minority Interest                                     306          350          656
Fixed Charges                                      16,347       16,023       32,370
                                               ----------   -----------  ------------

                                                $ 25,170     $  24,789    $  49,959
                                               ----------   -----------  ------------

FIXED CHARGES AND PREFERRED DIVIDENDS, AS
   DEFINED

Interest Expense                                $ 16,347     $  16,023    $  32,370
Capitalized Interest                                 788           771        1,559
Preferred Dividends                                5,488         5,443       10,931
                                               ----------   -----------  ------------
                                                $ 22,623     $  22,237    $  44,860

RATIO OF EARNINGS TO FIXED CHARGES (3)              1.47          1.48         1.47
                                               ----------   -----------  ------------

RATIO OF EARNINGS TO FIXED CHARGES AND
   PREFERRED DIVIDENDS (3)                          1.11          1.11         1.11
                                               ----------   -----------  ------------

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

                                       31