Form 10-Q
period 2000-09-30
GLENBOROUGH REALTY TRUST INC
filed 2000-11-14
CIK 929454

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14162

GLENBOROUGH REALTY TRUST INCORPORATED (Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	94-3211970 (I.R.S. Employer Identification No.)

400 South El Camino Real, Suite 1100, San Mateo, California (650) 343-9300 (Address of principal executive offices and telephone number)	94402-1708 (Zip Code)

Securities registered under Section 12(b) of the Act:
Title of each class: Common Stock, $.001 par value 7.75% Series A Convertible Preferred Stock, $.001 par value	Name of Exchange on which registered: New York Stock Exchange New York Stock Exchange

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

Yes [X] No[_]

As of November 9, 2000, 28,984,677 shares of Common Stock ($.001 par value) and 10,097,800 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value) were outstanding.

INDEX

GLENBOROUGH REALTY TRUST INCORPORATED

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements of Glenborough Realty Trust Incorporated (Unaudited):

Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	3

Consolidated Statements of Income for the nine months ended September 30, 2000 and 1999	4

Consolidated Statements of Income for the three months ended September 30, 2000 and 1999	5

Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2000	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999	7-8

Notes to Consolidated Financial Statements	9-21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-29

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 6.	Exhibits and Reports on Form 8-K	30

SIGNATURES	31

EXHIBIT INDEX	32

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts) (Unaudited)
	September 30, 2000	December 31, 1999
ASSETS
Rental properties, gross	$ 1,603,498	$ 1,756,061
Accumulated depreciation	(141,262)	(114,170)

Rental properties, net	1,462,236	1,641,891
Investments in Development	42,873	38,773
Investments in Joint Ventures	9,018	5,679
Mortgage loans receivable	36,902	37,582
Investment in Associated Company	9,198	9,404
Cash and cash equivalents	21,864	6,482
Other assets	51,714	54,793

TOTAL ASSETS	$ 1,633,805	$ 1,794,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage loans	$ 679,106	$ 701,715
Unsecured term debt	125,000	125,015
Unsecured bank line	17,481	70,628
Other liabilities	24,115	30,625

Total liabilities	845,702	927,983

Commitments and contingencies
Minority interest	78,767	82,287
Stockholders' Equity:
Common stock, 28,583,783 and 30,820,646 shares
issued and outstanding at September 30, 2000 and
December 31, 1999, respectively	29	31
Preferred stock, 10,097,800 and 11,330,000 shares
issued and outstanding at September 30, 2000 and
December 31, 1999, respectively	10	11
Additional paid-in capital	794,003	846,693
Deferred compensation	(526)	(613)
Retained earnings (deficit)	(84,180)	(61,788)

Total stockholders' equity	709,336	784,334

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 1,633,805	$ 1,794,604

See accompanying notes to consolidated financial statements
GLENBOROUGH REALTY TRUST INCORPORATED CONSOLIDATED STATEMENTS OF INCOME For the nine months ended September 30, 2000 and 1999 (in thousands, except per share amounts) (Unaudited)
	2000	1999
REVENUE
Rental revenue	$ 182,869	$ 192,127
Fees and reimbursements from affiliates	2,841	2,492
Interest and other income	6,867	5,057
Equity in earnings of Associated Company	1,027	1,212
Equity in (loss) earnings of unconsolidated joint ventures	(263)	159
Net gain on sales of real estate assets	1,652	6,722

Total revenue	194,993	207,769

EXPENSES
Property operating expenses	62,361	66,006
General and administrative	7,326	7,054
Depreciation and amortization	44,595	43,578
Interest expense	47,349	48,678

Total expenses	161,631	165,316

Income from operations before minority interest and extraordinary item	33,362	42,453
Minority interest	(1,833)	(3,084)

Net income before extraordinary item	31,529	39,369
Extraordinary item:
Net (loss) gain on early extinguishment of debt	(550)	437

Net income	30,979	39,806
Preferred dividends	(15,822)	(16,710)

Net income available to Common Stockholders	$ 15,157	$ 23,096

Basic Per Share Data:
Net income before extraordinary item	$ 0.53	$ 0.72
Extraordinary item	(0.02)	0.01

Net income available to Common Stockholders	$ 0.51	$ 0.73

Basic weighted average shares outstanding	29,451,451	31,480,583

Diluted Per Share Data:
Net income before extraordinary item	$ 0.53	$ 0.72
Extraordinary item	(0.02)	0.01

Net income available to Common Stockholders	$ 0.51	$ 0.73

Diluted weighted average shares outstanding	33,279,375	35,782,784

See accompanying notes to consolidated financial statements
GLENBOROUGH REALTY TRUST INCORPORATED CONSOLIDATED STATEMENTS OF INCOME For the three months ended September 30, 2000 and 1999 (in thousands, except per share amounts) (Unaudited)
	2000	1999
REVENUE
Rental revenue	$ 58,891	$ 62,934
Fees and reimbursements from affiliates	479	618
Interest and other income	2,224	1,677
Equity in earnings of Associated Company	405	1,777
Equity in (loss) earnings of unconsolidated joint ventures	(92)	102
Net gain (loss) on sales of real estate assets	4,694	(371)

Total revenue	66,601	66,737

EXPENSES
Property operating expenses	20,514	22,145
General and administrative	953	2,281
Depreciation and amortization	14,382	14,266
Interest expense	14,979	15,720

Total expenses	50,828	54,412

Income from operations before minority interest and extraordinary item	15,773	12,325
Minority interest	(1,177)	(888)

Net income before extraordinary item	14,596	11,437
Extraordinary item:
Net gain on early extinguishment of debt	—	740

Net income	14,596	12,177
Preferred dividends	(4,891)	(5,570)

Net income available to Common Stockholders	$ 9,705	$ 6,607

Basic Per Share Data:
Net income before extraordinary item	$ 0.34	$ 0.19
Extraordinary item	—	0.02

Net income available to Common Stockholders	$ 0.34	$ 0.21

Basic weighted average shares outstanding	28,677,017	31,020,822

Diluted Per Share Data:
Net income before extraordinary item	$ 0.33	$ 0.19
Extraordinary item	—	0.02

Net income available to Common Stockholders	$ 0.33	$ 0.21

Diluted weighted average shares outstanding	32,636,164	35,274,940

See accompanying notes to consolidated financial statements
GLENBOROUGH REALTY TRUST INCORPORATED CONSOLIDATED STATEMENT OF STOCKHOLDERS’EQUITY For the nine months ended September 30, 2000 (in thousands) (Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Deferred Compen- sation	Retained Earnings (Deficit)	Total
Balance at December 31, 1999	30,821	$ 31	11,330	$ 11	$ 846,693	$(613)	$(61,788)	$ 784,334
Exercise of stock options	36	—	—	—	536	—	—	536
Conversion of Operating
Partnership units into common stock	13	—	—	—	196	—	—	196
Common and preferred stock repurchases	(2,286)	(2)	(1,232)	(1)	(53,422)	—	—	(53,425)
Amortization of deferred compensation	—	—	—	—	—	87	—	87
Distributions	—	—	—	—	—	—	(53,371)	(53,371)
Net income	—	—	—	—	—	—	30,979	30,979

Balance at September 30, 2000	28,584	$ 29	10,098	$ 10	$ 794,003	$(526)	$(84,180)	$ 709,336

See accompanying notes to consolidated financial statements
GLENBOROUGH REALTY TRUST INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended September 30, 2000 and 1999 (in thousands) (Unaudited)
		2000	1999
Cash flows from operating activities:
Net income		$ 30,979	$ 39,806
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization		44,595	43,578
Amortization of loan fees, included in
interest expense		1,846	1,470
Minority interest in income from operations	;	1,833	3,084
Equity in earnings of Associated Company		(1,027)	(1,212)
Equity in loss of unconsolidated joint ventures		263	159
Net gain on sales of real estate assets		(1,652)	(6,722)
Net loss (gain) on early extinguishment of debt		550	(437)
Amortization of deferred compensation		87	82
Changes in certain assets and liabilities, net		(13,382)	(9,690)

Net cash provided by operating activities		64,092	70,118

Cash flows from investing activities:
Net proceeds from sales of real estate assets		159,250	111,490
Additions to rental properties		(42,404)	(39,857)
Deposits on prospective acquisitions		(2,696)	—
Investments in Development		1,256	(7,132)
Investments in Joint Ventures		(3,710)	(3,460)
Distributions from Joint Ventures		486	—
Additions to mortgage loans receivable		(2,914)	(583)
Principal receipts on mortgage loans receivable		3,594	—
Repayments of notes receivable		3,040	—
Payments from affiliates		200	400
Contribution to Associated Company		(25)	—
Distributions from Associated Company		1,258	433

Net cash provided by investing activities		117,335	61,291

Cash flows from financing activities:
Proceeds from borrowings		244,801	256,240
Repayment of borrowings		(208,375)	(280,116)
Retirement of Series A Senior Notes (plus loss on
retirement of $512 in 2000)		(91,662)	(23,292)
Prepayment penalties on loan payoffs		(38)	(2,026)
Distributions to minority interest holders		(4,511)	(5,304)
Distributions to stockholders		(53,371)	(56,652)
Exercise of stock options		536	1,275
Repurchases of common stock		(34,906)	(22,576)
Repurchases of preferred stock		(18,519)	—

Net cash used for financing activities		(166,045)	(132,451)

continued See accompanying notes to consolidated financial statements
GLENBOROUGH REALTY TRUST INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued For the nine months ended September 30, 2000 and 1999 (in thousands) (Unaudited)
	2000	1999
Net increase (decrease) in cash and cash equivalents	$15,382	$(1,042)
Cash and cash equivalents at beginning of period	6,482	4,357

Cash and cash equivalents at end of period	$21,864	$ 3,315

Supplemental disclosure of
cash flow information:
Cash paid for interest (net of capitalized interest of
$2,629 and $2,077 in 2000 and 1999, respectively)	$47,339	$ 48,560

Supplemental disclosure of Non-Cash Investing and Financing
Activities:
Assumption of first trust deed notes payable in
acquisition of real estate	$ 4,300	$ 29,275

Buyer's assumption of first trust deed notes payable
in disposition of real estate	$25,347	$ —

Conversion of Operating Partnership units into common stock, at current market value of common stock	$ 196	$ —

Redemption of Operating Partnership units	$ 504	$ —

See accompanying notes to consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2000

Note 1. ORGANIZATION

Glenborough Realty Trust Incorporated (the “Company”) was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the “Consolidation”) in which Glenborough Corporation, a California corporation, and eight public limited partnerships (the “Partnerships”), collectively, the “GRT Predecessor Entities”, merged with and into the Company. The Company has elected to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The common and preferred stock of the Company (the “Common Stock” and the “Preferred Stock”, respectively) are listed on the New York Stock Exchange (“NYSE”) under the trading symbols “GLB” and “GLB Pr A”, respectively.

As of September 30, 2000, 28,583,783 shares of Common Stock and 10,097,800 shares of Preferred Stock were issued and outstanding. Under the Company’s Common and Preferred Stock repurchase authorizations which were approved by the Company’s Board of Directors in 1999, 3,946,116 shares of Common Stock and 1,402,200 shares of Preferred Stock have been repurchased as of September 30, 2000.

The Company’s Preferred Stock is convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Except in certain instances relating to the preservation of the Company’s status as a REIT, the 7¾% Series A Convertible Preferred Stock is not redeemable prior to January 16, 2003. On and after January 16, 2003, the Series A Preferred Stock may be redeemed at the option of the Company, in whole or in part, initially at 103.88% of the liquidation preference per share, and thereafter at prices declining to 100% of the liquidation preference on and after January 16, 2008, plus in each case accumulated, accrued and unpaid dividends, if any, to the redemption date.

To maintain the Company’s qualification as a REIT, no more than 50% of the value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company’s Articles of Incorporation provide for certain restrictions on the transfer of the Common Stock to prevent further concentration of stock ownership.

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s major consolidated subsidiary, in which it holds a 1% general partner interest and a 88.06% limited partner interest at September 30, 2000, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of September 30, 2000, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 126 real estate projects.

The Operating Partnership also holds 100% of the non-voting preferred stock of Glenborough Corporation (“GC” or the “Associated Company). GC is the general partner of several real estate limited partnerships and provides asset and property management services for these partnerships (the “Managed Partnerships”). It also provides partnership administration, asset management, property management and development services to a group of unaffiliated partnerships, which include three public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has real estate assets in the Inland Empire region of Southern California (the “Rancon Partnerships”).

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company as of September 30, 2000, and December 31, 1999, and the consolidated results of operations and cash flows of the Company for the nine months ended September 30, 2000 and 1999. All intercompany transactions, receivables and payables have been eliminated in consolidation.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2000

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of September 30, 2000, and for the period then ended.

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

New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued in June 1998. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, with early adoption permitted. In June 1999, SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133 – an amendment of FASB Statement No. 133” was issued which, among other things, deferred the final implementation to fiscal years beginning after June 15, 2000. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and specifically requires all derivatives to be recorded on the balance sheet at fair value. Upon implementation, this pronouncement will not have a material effect on the Company’s consolidated financial position, results of operations and financial statement presentation.

Rental Properties

Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that cost, net of accumulated depreciation, cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Company’s plans for the continued operation of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Company’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company’s properties could be materially different than current expectations.

Depreciation is provided using the straight-line method over the useful lives of the respective assets.

The useful lives are as follows:

Buildings and Improvements	10 to 40 years
Tenant Improvements	Term of the related lease
Furniture and Equipment	5 to 7 years

Investments in Development

The Company, through mezzanine loans and equity contributions, invests in various development alliances with projects currently under development. The interest on advances and other direct project costs incurred by the Company are capitalized to the investment during the period in which the projects are under development. See Note 4 for further discussion.

Investments in Joint Ventures

The Company’s investments in joint ventures are accounted for using the equity method. See Note 5 for further discussion.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2000

Mortgage Loans Receivable

The Company monitors the recoverability of its loans and notes receivable through ongoing contact with the borrowers to ensure timely receipt of interest and principal payments, and where appropriate, obtains financial information concerning the operation of the properties. Interest on mortgage loans is recognized as revenue as it accrues during the period the loan is outstanding. Mortgage loans receivable will be evaluated for impairment if it becomes evident that the borrower is unable to meet its debt service obligations in a timely manner and cannot satisfy its payments using sources other than the operations of the property securing the loan. If it is concluded that such circumstances exist, then such loan will be considered to be impaired and its recorded amount will be reduced to the fair value of the collateral securing it. Interest income will also cease to accrue under such circumstances. Due to uncertainties inherent in the valuation process, it is reasonably possible that the amount ultimately realized from the Company’s collection on these receivables will be different than the recorded amounts.

Investment in Associated Company

The Company’s Investment in Associated Company is accounted for using the equity method, as discussed further in Note 7.

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

Derivative Financial Instruments

The Company may use derivative financial instruments in the event that it believes such instruments will be an effective hedge against fluctuations in interest rates on a specific borrowing. Derivative financial instruments such as forward rate agreements or interest rate swaps may be used in this capacity. To the extent such instruments do not qualify as hedges, they will be accounted for on a mark-to-market basis and recorded in earnings each period as appropriate. The cost of terminated instruments not qualifying as hedges will be recorded in earnings in the period they are terminated. Instruments which qualify as hedges upon obtaining the related debt will be recorded as a premium or discount on the related debt principal and amortized into earnings over the life of the debt instrument. If the hedged instrument is retired early, the unamortized discount or premium will be included as a component of the calculation of gain or loss on retirement.

At September 30, 2000 and December 31, 1999, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contracts discussed in Note 9 below.

Deferred Financing and Other Fees

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related notes payable or leases and are included in other assets.

Minority Interest

Minority interest represents the 10.94% limited partner interests in the Operating Partnership not held by the Company at September 30, 2000.

Revenues

All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

For the nine months ended September 30, 2000 and 1999, no tenants represented 10% or more of rental revenue of the Company.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2000

The Company’s portfolio of leases turns over continuously, with the number and value of expiring leases varying from year to year. The Company’s ability to release the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space, and the level of improvements which may be required at the property. No assurance can be given that the rental rates that the Company will obtain in the future will be equal to or greater than those obtained under existing contractual commitments.

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

Note 3. RENTAL PROPERTY

Acquisitions

In the third quarter of 2000, through one of its development alliances, the Company acquired the second phase of Springs of Indian Creek, a multifamily property located in Carrollton, Texas. The second phase consists of 233 units which, combined with the 285 units of the first phase, brings this property to a total of 518 multifamily units. The total acquisition cost was approximately $16.3 million.

In the first quarter of 2000, through one of its development alliances, the Company acquired Gateway 14, a 113,538 square foot industrial property located in Denver, Colorado. The total acquisition cost of $6.2 million consisted of approximately $1.9 million in cash, which was funded with the proceeds from a tax-deferred exchange, and the assumption of $4.3 million in debt.

Dispositions

In the third quarter of 2000, the Company sold eleven properties, including three office, seven industrial and one retail. These assets were sold for an aggregate sales price of approximately $49.1 million and generated an aggregate net gain of approximately $4.7 million.

In the second quarter of 2000, the Company sold eleven properties, including five office, three industrial and three retail. These assets were sold for an aggregate sales price of approximately $105.6 million and generated an aggregate net loss of approximately $2.3 million.

In the first quarter of 2000, the Company formed a limited liability company with an independent third party and contributed its interest in the office property known as 2000 Corporate Ridge, located in McLean, Virginia. This transaction resulted in a loss on sale of approximately $211,000. See Note 5 for further discussion. In addition, the Company sold an industrial property known as Columbia Warehouse, located in Columbia, Maryland, to an independent third party for all cash consideration of $1.6 million. This resulted in a loss on sale of approximately $420,000. Further, additional costs of approximately $63,000 were incurred related to 1999 sales.

These transactions are reflected in the net gain on sales of real estate assets in the accompanying consolidated statements of income for the nine and three months ended September 30, 2000.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2000

Note 4. INVESTMENTS IN DEVELOPMENT

The Company is currently involved in a number of development alliances for the development of approximately 1,068,000 square feet of commercial properties and 1,146 multifamily units in California, Colorado, Texas, Indiana, New Jersey and Massachusetts. As of September 30, 2000, the Company has advanced approximately $43 million to these alliances. Under these development alliances, the Company has certain rights to purchase the properties upon completion of development over the next five years.

Note 5. INVESTMENTS IN JOINT VENTURES

In the first quarter of 2000, the Company formed a limited liability company (the “LLC”) with an independent third party and contributed its interest in the office property known as 2000 Corporate Ridge, located in McLean, Virginia. This transaction resulted in a loss on sale of approximately $211,000 and is included in net gain on sales of real estate assets in the Company’s consolidated statement of income for the nine months ended September 30, 2000. Consideration received for this contribution included $14.7 million in cash and the assumption of a $20.6 million mortgage by the LLC. The Company now has a 10% interest in the LLC and the LLC agreement provides for, among other things, a 3% annual management fee to the Company for property management services, certain asset management fees and certain additional distributions in excess of its 10% interest, if available, upon the ultimate sale of the property by the LLC. The value of this 10% interest is approximately $3.8 million and is included in Investments in Joint Ventures on the accompanying consolidated balance sheet as of September 30, 2000. The Company accounts for its interest in the LLC using the equity method.

In June 1999, the Company entered into a joint venture in which it sold a 90% interest in Rockwall I & II, a 340,252 square foot office complex located in Rockville, Maryland. The Company maintains a 10% interest in the asset along with a contract for property management and asset management services under which the Company is entitled to receive property management fees of 3% of cash receipts and an annual asset management fee of $350,000. The proceeds from the sale were used to paydown the Credit Facility (discussed below), to reduce other secured debt and to repurchase stock. The value of this 10% interest is approximately $1.4 million and is included in Investments in Joint Ventures on the accompanying consolidated balance sheet as of September 30, 2000. This investment is accounted for using the equity method.

In April 1999, the Company also purchased a 10% interest in a joint venture holding the fee simple title to the land under Rincon Center I & II in San Francisco, California. The land was purchased from the United States Post Office for a purchase price of $80.5 million. The land had a triple net ground lease with a remaining term of 51 years with minimum 30% rental increases every six years. In October 1999, the joint venture purchased the leasehold improvements comprising Rincon Center I & II. Occupying a full city block near the waterfront in the Financial District, Rincon Center I & II contains approximately 700,000 square feet which includes commercial office and retail space, 320 multifamily units and 381 subterranean parking spaces. The Company took over management and leasing of the project on November 1, 1999 and is now entitled to receive property management fees of 1.75% of cash receipts. The book value of this 10% interest is approximately $3.8 million and is included in Investments in Joint Ventures on the accompanying consolidated balance sheet as of September 30, 2000. This investment is accounted for using the equity method.

Note 6. MORTGAGE LOANS RECEIVABLE

The Company’s mortgage loans receivable consist of the following as of September 30, 2000, and December 31, 1999 (dollars in thousands):

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements September 30, 2000

	2000	1999
Note secured by a hotel property in Arlington, TX, with a fixed interest rate of 9%, monthly interest-only payments and a maturity date of March 2000. This note was paid off in January 2000	$ --	$ 1,141

Note secured by Gateway Park land located in Aurora, CO, with a stated fixed interest rate of 13%, quarterly interest-only payments and a maturity date of July 2005 (see below for further discussion)	36,902	36,441

Total	$36,902	$37,582

In 1998, the Company entered into a development alliance with The Pauls Corporation. In addition to this development alliance, the Company loaned approximately $34 million ($36.9 million, including accrued interest, at September 30, 2000), secured by a first mortgage, to facilitate the build-out of Gateway Park. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 2.2 million square feet of office and industrial space and 1,600 multifamily units over the next ten years.

Note 7. INVESTMENT IN ASSOCIATED COMPANY

The Company accounts for its investment in GC (as defined in Note 1) using the equity method as a substantial portion of its economic benefits flow to the Company by virtue of its 100% non-voting preferred stock interest in GC, which interest constitutes substantially all of GC’s capitalization. Two of the holders of the voting common stock of GC are officers of the Company; however, the Company has no direct voting or management control of GC. The Company records earnings on its investment in GC equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based on cash flow allocation percentages. Distributions received from GC are recorded as a reduction of the Company’s investment.

As of December 31, 1999 and September 30, 2000, the Company had the following investment in the Associated Company (in thousands):

GC
Investment at December 31, 1998	$ 8,807
Distributions	(625)
Equity in earnings	1,222
—
Investment at December 31, 1999	9,404
Contribution	25
Distributions	(1,258)
Equity in earnings	1,027
—
Investment at September 30, 2000	$ 9,198

Note 8. OTHER ASSETS

As of September 30, 2000 and December 31, 1999, other assets on the consolidated balance sheets consist of the following (in thousands):

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements September 30, 2000

	2000	1999
Accounts receivable, net	$ 3,689	$ 3,856
Prepaid expenses	10,197	8,164
Impound accounts	9,666	12,970
Lease commissions and deferred financing
fees, net	22,143	20,867
Corporate office fixed assets, net	4,992	4,726
Related party receivable (Note 11)	—	1,847
Other	1,027	2,363
	—	—
Total other assets	$51,714	$54,793

Note 9. SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, unsecured notes and notes payable outstanding as of September 30, 2000, and December 31, 1999 (dollars in thousands):

	2000	1999
Secured loans with various lenders, net of unamortized discount of $5,047 and $5,515 at September 30, 2000 and December 31, 1999, respectively. All loans have a fixed interest rate of 6.125% and a November 10, 2008 maturity date. Monthly principal and interest payments range between $296 and $458. These loans are secured by 31 properties with an aggregate net carrying value of $406,356 and $409,130 at September 30, 2000 and December 31, 1999, respectively.	$230,986	$232,735

Secured loans with various lenders, bearing interest at fixed rates between 6.95% and 9.25%, with monthly principal and interest payments ranging between $5 and $443 and maturing at various dates through December 1, 2030. These loans are secured by properties with an aggregate net carrying value of $373,589 and $547,264 at September 30, 2000 and December 31, 1999, respectively.	219,403	322,878

Secured loans with various banks bearing interest at variable rates ranging between 8.17% and 9.50% at September 30, 2000 and 6.53% and 8.52% at December 31, 1999, and maturing at various dates through August 30, 2004. These loans are secured by properties with an aggregate net carrying value of $326,242 and $224,526 at September 30, 2000 and December 31, 1999, respectively.	228,717	146,102

Unsecured $142,500 line of credit with a group of commercial banks ("Credit Facility") with a variable interest rate of LIBOR plus 1.625% at September 30, 2000 and December 31, 1999 (8.245% and 7.753%, respectively), monthly interest only payments and a maturity date of June 10, 2002, with one option to extend for 10 years.	17,481	70,628

Unsecured $125,000 term loan with a group of commercial banks with a variable interest rate of LIBOR plus 1.75% (8.37% and 8.25% at September 30, 2000 and December 31, 1999, respectively), monthly interest only payments and a maturity date of June 10, 2002.	125,000	33,865

Unsecured Series A Senior Notes with a fixed interest rate of 7.625%, interest payable semiannually on March 15 and September 15, and a maturity date of March 15, 2005. All of the notes were retired in the first six months of 2000, as discussed below.	—	91,150

Total	$821,587	$897,358

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2000

In the third quarter of 2000, related to the acquisition of the second phase of Springs of Indian Creek (as discussed in Note 3), the Company refinanced the loan on the first phase of this property to include both phases which increased the loan balance from $14.1 million to $26.6 million. The new loan has a maturity date of September 30, 2001 and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at September 30, 2000 was 8.87%. In addition, during the third quarter, the Company paid off a $2 million loan which was secured by an office property located in Phoenix, Arizona.

In the second quarter of 2000, the Company obtained an $18 million construction loan to refinance a 264,000 square foot industrial property located in Indianapolis, Indiana, and to provide funds to build an approximate 83,000 square foot expansion to this prop erty. Approximately $11.6 million was outstanding at September 30, 2000. The loan has a maturity date of June 15, 2002 and bears interest at the floating rate of LIBOR plus 2.50%. The interest rate on this loan at September 30, 2000 was 9.12%.

In the first quarter of 2000, the Company obtained a $10.5 million construction loan to build an 80,000 square foot office property in Bedminster, New Jersey. Approximately $6.1 million was outstanding at September 30, 2000. The loan has a maturity date of November 12, 2001 and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at September 30, 2000 was 8.87%.

In the first quarter of 2000, the Company contributed its interest in the office property known as 2000 Corporate Ridge to a limited liability company (the “LLC”). The LLC assumed the $20.6 million mortgage loan on this property. See Note 5 for further discussion.

In the first quarter of 2000, related to the acquisition of an industrial property from one of the Company’s development alliances (as discussed in Note 3 above), the Company assumed a $4.3 million secured loan. This loan has a maturity date of April 1, 2000 (with one 6-month extension option) and bears interest at the floating rate of LIBOR plus 1.55%. The interest rate on this loan at September 30, 2000 was 8.17%.

During the first two quarters of 2000, the Company retired the remaining $91.2 million of unsecured Series A Senior Notes at a discount. As a result of these transactions and the related write-off of capitalized original issuance costs, a net loss on early extinguishment of debt of $550,000 was recorded in the accompanying consolidated statement of income for the nine months ended September 30, 2000, as discussed in Note 10 below.

In August 1999, the Company closed a $97.6 million secured financing with a commercial bank (“Secured Financing”). In connection with the Secured Financing, the Company entered into an interest rate cap agreement to hedge increases in interest rates above a specified level of 11.21%. The agreement is for a term concurrent with the Secured Financing instrument, is indexed to the 90-day LIBOR rate, and is for a notional amount equal to the maximum amount available on the Secured Financing loan. As of September 30, 2000, the 90-day LIBOR rate was 6.81%. The Company paid a premium of approximately $434,000 at the inception of the cap agreement, which is being amortized as additional interest expense over the life of the agreement.

In August 2000, the Company expanded the Secured Financing by $50.2 million and used the proceeds to payoff a $52 million note which matured on September 1, 2000. This note was secured by three multifamily properties which are now security for the expanded Secured Financing. In connection with this expansion, the Company entered into a second interest rate cap agreement to hedge increases in interest rates above a specified level of 10.33%. The agreement is for a term concurrent with the Secured Financing instrument, is indexed to the 90-day LIBOR rate, and is for a notional amount equal to the maximum incremental additional amount available on the Secured Financing loan. As of September 30, 2000, the 90-day LIBOR rate was 6.81%. The Company paid a premium of approximately $83,000 at the inception of this cap agreement, which is being amortized as additional interest expense over the life of the agreement.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2000

Outstanding borrowings under the Credit Facility (as discussed above) decreased from $70,628,000 at December 31, 1999, to $17,481,000 at September 30, 2000. The decrease was due to draws of $123,522,000 for acquisitions, stock repurchases, and retirement of the Company’s Series A Senior Notes, offset by pay downs of $176,669,000 generated from proceeds from the sales of Properties and cash from operations. In February 2000, the maturity date on the Credit Facility was extended from December 2000 to June 2002.

Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Company in accordance with Generally Accepted Accounting Principles (“GAAP”).

The required principal payments on the Company’s debt for the next five years and thereafter, as of September 30, 2000, are as follows (in thousands):

Year Ending December 31,
2000	$ 2,215
2001	81,064
2002	167,318
2003	36,745
2004	158,080
Thereafter	376,165

Total	$821,587

Note 10. NET LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with the retirement of the unsecured Series A Senior Notes as discussed above, the Company recorded a net loss on early extinguishment of debt of $550,000 for the nine months ended September 30, 2000. This loss consists of $931,000 of discounts on retirement offset by $1,481,000 of losses due to the writeoff of unamortized original issuance costs.

Note 11. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $2,841,000 and $2,492,000 for the nine months ended September 30, 2000 and 1999, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, the Company paid GC property management fees and salary reimbursements totaling $505,000 and $1,180,000 for the nine months ended September 30, 2000 and 1999, respectively, for management of a portfolio of residential properties owned by the Company, which is included in property operating expenses and general and administrative expenses on the accompanying consolidated statements of income.

Prior to 2000, the Company owned 116,945 units of limited partnership interest in a Managed Partnership. This Managed Partnership owned 666,883 units of limited partnership interest in the Operating Partnership. In 2000, the Company and this Managed Partnership agreed to a redemption transaction in which the Company surrendered 102,945 of its units in the Managed Partnership. As consideration for this redemption, the Managed Partnership transferred 80,817 units in the Operating Partnership to the Company. This transaction is reflected on the Company’s Consolidated Balance Sheet as of September 30, 2000, as a reduction in other assets and minority interest of $504,000, the book value of the units in the Managed Partnership that were surrendered. The remaining value of the Company’s interest in the Managed Partnership in included in other assets on the Company’s Consolidated Balance Sheet as of September 30, 2000.

In 1998, the Company acquired from a Managed Partnership an option to purchase all of its rights under a Lease with Option to Purchase Agreement, for certain undeveloped and unentitled land located in Burlingame, California. Upon expiration of the option period, the independent members of the Company’s Board of Directors concluded that proceeding with the development of the property would have required that the Company incur substantial debt and entitlement risk. Accordingly, on February 1, 1999, the Company elected not to proceed with the development and not to exercise the option in return for the Managed Partnership’s agreement to reimburse the Company for $2,309,000 of predevelopment costs, $462,000 to be paid in cash with the balance in a promissory note bearing interest at 10% and due on the earlier of sale, refinance or March 31, 2002. The note also contained a participation in profits realized by the Managed Partnership from the sale of the property if such sale occurred within 3 years. During the third quarter of 2000, this note receivable was paid in full.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2000

Note 12. EARNINGS PER SHARE

Basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Net income available to Common
Stockholders - Basic	$ 9,705	$ 6,607	$ 15,157	$ 23,096
Minority interest	1,177	888	1,833	3,084

Net income available to Common
Stockholders - Diluted	$ 10,882	$ 7,495	$ 16,990	$ 26,180

Weighted average shares:
Basic	28,677,017	31,020,822	29,451,451	31,480,583
Stock options	438,168	86,380	266,973	103,430
Convertible Operating Partnership Units	3,520,979	4,167,738	3,560,951	4,198,771

Diluted	32,636,164	35,274,940	33,279,375	35,782,784

Basic earnings per share	$ 0.34	$ 0.21	$ 0.51	$ 0.73
Diluted earnings per share	$ 0.33	$ 0.21	$ 0.51	$ 0.73

Note 13. STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the “Plan”) to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company’s 1997 Annual Meeting of Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights (“SARs”) or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights (“DERs”), Performance Units or Preference Shares. The total number of shares of Common Stock available under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under the Plan, may be granted under the Plan may not exceed 1,140,000 shares. In May 1999, the Company’s stockholders approved the grant of 700,000 non-qualified stock options to Robert Batinovich and 300,000 non-qualified stock options to Andrew Batinovich, outside the Plan. The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No. 25. As of September 30, 2000, 70,250 shares of bonus grants have been issued under the Plan. The fair value of the shares granted has been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the respective vesting periods that range from 2 to 5 years. As of September 30, 2000, 2,648,379 options to purchase shares of Common Stock were outstanding under the Plan, excluding the 1,000,000 stock options granted to Robert Batinovich and Andrew Batinovich as described above. The exercise price of each incentive stock option granted is greater than or equal to the per-share fair market value of the Common Stock on the date the option is granted and, as such, no compensation expense has been recognized. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2000

Note 14. SEGMENT INFORMATION

The Company owns a diverse portfolio of properties comprising five product types: office, industrial, retail, multifamily and hotels. Effective January 1, 2000, in order to simplify reporting, the Company eliminated the office/flex property type and reallocated the properties to either the office or industrial category. Each of these product types represents a reportable segment with distinct uses and tenant types which require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consists primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the multifamily portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The Company’s hotel operations are from one 227-room property leased to and operated by a third party.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Company for its reportable segments as of and for the nine months ended September 30, 2000 and 1999 is as follows (in thousands):

2000	Office	Industrial	Retail	Multi- family	Hotel	Total
Rental revenue	$94,831	$28,910	$6,720	$51,769	$ 639	$182,869
Property operating expenses	35,161	7,100	2,259	23,309	170	67,999

Net operating income (NOI)	$59,670	$21,810	$4,461	$28,460	$ 469	$114,870

1999

Rental revenue	$98,209	$33,255	$8,561	$50,891	$1,211	$192,127
Property operating expenses	37,534	8,979	2,853	22,353	377	72,096

Net operating income (NOI)	$60,675	$24,276	$5,708	$28,538	$ 834	$120,031

The following is a reconciliation of segment revenues and income to consolidated revenues and income for the periods presented above (in thousands):

	2000	1999
Revenues
Total revenue for reportable segments	$182,869	$192,127
Other revenue (1)	12,124	15,642

Total consolidated revenues	$194,993	$207,769

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements September 30, 2000
	2000	1999
Net Income
NOI for reportable segments	$ 114,870	$ 120,031
Elimination of internal property management fees	5,638	6,090
Unallocated amounts:
Other revenue (1)	12,124	15,642
General and administrative expenses	(7,326)	(7,054)
Depreciation and amortization	(44,595)	(43,578)
Interest expense	(47,349)	(48,678)

Income from operations before minority interest and
extraordinary items	$ 33,362	$ 42,453

(1)	Other revenue includes fee income, interest and other income, equity in earnings/loss of Associated Company, equity in earnings/loss of unconsolidated joint ventures and net gain/loss on sales of real estate assets.

Note 15. SUBSEQUENT EVENTS

Acquisitions

Subsequent to September 30, 2000, through one of its development alliances, the Company acquired Two Gateway Center, a 80,049 square foot office property located in Aurora, Colorado. The total acquisition cost of $9.5 million was funded with the proceeds from two tax-deferred exchanges.

In addition, the Company formed a new joint venture with the Pauls Corporation (“Pauls”), Glenborough Pauls Development LLC (the “Development LLC”). The Company and Pauls each own an equal 50% interest in the Development LLC. The Company and Pauls are required to make equal capital contributions to the Development LLC. The Company will account for its investment in the Development LLC using the equity method. In October 2000, the Development LLC acquired a 33 acre development parcel located in Redwood City, California, with a development potential of 400,000 square feet of office space and approximately 500 residential units, surrounding an existing marina, on which the Development LLC plans to pursue a significant mixed-use waterfront development. The total acquisition cost of $56.8 million consisted of approximately $45 million of new debt, $8.8 million in a loan from the Company and a $3 million equity contribution from the Development LLC. The Company has provided guarantees for $18 million of the new debt.

Dispositions

Subsequent to September 30, 2000, the Company sold one industrial property and one retail property. These properties were sold for an aggregate sales price of approximately $5.1 million and generated an aggregate net loss of approximately $1.8 million.

Note 16. PROSPECTIVE ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company is under contract or letter of intent for the following acquisitions in the San Francisco Bay Area, all of which are subject to a number of contingencies including satisfactory completion of due diligence and customary closing conditions and thus cannot be assured:

•	An existing 300,000 square-foot fully leased office campus built in 1999, on 19 acres in San Jose, California. This property is being acquired at a price representing an unleveraged yield of 10% based on existing below-market rents. When the existing leases begin to expire in 2005, the Company anticipates releasing the space at significantly higher rates. This acquisition would be funded by using a portion of the trade proceeds from the sale of the multifamily portfolio discussed below.

•	An existing 255,000 square-foot fully leased industrial building on 13.6 acres in Burlingame, California. When the existing leases expire in 2002 the Company anticipates major redevelopment in which some or all of the existing industrial space will be converted to office space. The acquisition cost for this property will be funded from the proceeds of prior and other pending dispositions.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements September 30, 2000

•	A 97-acre unimproved parcel in Hayward, California, with a development potential of approximately 1.5 million square feet of office and R&D,which the Company expects to complete over a period of time as market conditions warrant. The acquisition cost for this property also will be funded from the proceeds of prior and other pending dispositions.

•	A 2.3-acre mixed-use development site in Millbrae, California, at the new hub of the BART and CalTrain regional transportation systems near the San Francisco International Airport. This site has potential for a 300,000 square-foot mixed-use development. This site also would be developed in a joint venture with the Pauls Corporation through the Company's newly-created Taxable REIT Subsidiary.

Dispositions

In September 2000, the Company and Bush Gardens, LLC, an affiliate of Westdale Properties America I, Ltd. (which owns and operates 25,000 apartment units around the country), announced that they have signed a definitive agreement under which Bush Gardens, LLC will acquire the Company’s multifamily portfolio for a price of $404 million. The $404 million sale price will comprise three components: (i) $259 million of existing mortgage debt either assumed or retired, (ii) approximately $102 million in cash, and (iii) approximately $43 million in the form of 2,335,907 shares and units, respectively, of the Company’s stock and units in the Operating Partnership currently held by Westdale Properties America I, Ltd. and affiliates.

The transaction, which is anticipated to close in December 2000, is expected to produce a gain on sale for the Company of approximately $34 million, however, the Company will take a charge against income of approximately $0.31 per share in the fourth quarter for restructuring and other charges, if the sale is completed. In addition, the Company will recognize extraordinary expenses relating to the write off of deferred loan fees on the prepayment of debt. Of the net cash proceeds received by the Company from the transaction, $22 million will be set aside in tax deferred exchange accounts to fund the acquisition of the San Jose property discussed above, and approximately $68 million will be applied to reduce unsecured debt.

The multifamily portfolio comprises 9,253 units, with the bulk of the portfolio concentrated in Texas and other southern states. The Texas component comprises 17 properties (5,422 units), with 13 properties (2,399 units) located in North Carolina, Georgia and Tennessee. The balance of the portfolio comprises 6 properties (1,432 units) in Indiana, Arizona and Nevada. This disposition is subject to a number of contingencies, including satisfactory completion of due diligence and customary closing conditions. As a result, there can be no assurance that this disposition will be completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of September 30, 2000, the Company owned and operated 126 income-producing properties (the “Properties,” and each a “Property”). The Properties are comprised of 52 office Properties, 27 industrial Properties, 6 retail Properties, 37 multifamily Properties, 1 hotel Property and 3 joint ventures, located in 26 metropolitan markets.

The Company was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the “Consolidation”) in which Glenborough Corporation, a California corporation, and eight public limited partnerships (the “Partnerships”) collectively, the “GRT Predecessor Entities”, merged with and into the Company. The Company has elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The common and preferred stock of the Company (the “Common Stock” and the “Preferred Stock”, respectively) are listed on the New York Stock Exchange (“NYSE”) under the trading symbols “GLB” and “GLB Pr A”, respectively.

The Company’s principal business objectives are to achieve a stable and increasing source of cash flow available for distribution to stockholders. By achieving these objectives, the Company will seek to raise the value of its shares over time.

Results of Operations

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999.

Rental Revenue. Rental revenue decreased $9,258,000, or 5%, to $182,869,000 for the nine months ended September 30, 2000 from $192,127,000 for the nine months ended September 30, 1999, due to decreases in revenues from the office, industrial, retail and hotel Properties of $3,378,000, $4,345,000, $1,841,000 and $572,000, respectively. These decreases are primarily due to the sales of 10 office Properties, 18 industrial Properties and four retail Properties since September 30, 1999. These decreases are offset by an increase in revenue from the multifamily Properties of $878,000 which is primarily due to the acquisition of two multifamily properties since September 30, 1999.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property and asset management fees paid to the Company under agreements with the Managed Partnerships. This revenue increased $349,000, or 14%, to $2,841,000 for the nine months ended September 30, 2000, from $2,492,000 for the nine months ended September 30, 1999, primarily due to transaction fees received from an affiliate in the second quarter of 2000. This increase is partially offset by decreases due to the sale of properties by the Managed Partnerships which resulted in lower property and asset management fees.

Interest and Other Income. Interest and other income increased $1,810,000, or 36%, to $6,867,000 for the nine months ended September 30, 2000, from $5,057,000 for the nine months ended September 30, 1999. The increase is primarily due to interest income earned upon the payoff of loans made to three development projects sold by a development alliance in the second and third quarters of 2000, offset by decreases in interest earned on notes receivable as a result of payoffs received.

Equity in Earnings of Associated Company. Equity in earnings of Associated Company decreased $185,000, or 15%, to $1,027,000 for the nine months ended September 30, 2000, from $1,212,000 for the nine months ended September 30, 1999. The decrease is primarily due to higher transaction fees received from affiliates in 1999 versus 2000 offset by a decrease in GC’s 1999 earnings resulting from a provision to reduce the carrying value of management contracts with certain of the Managed Partnerships.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures. Equity in earnings (loss) of unconsolidated joint ventures decreased $422,000 to an equity in loss of $263,000 for the nine months ended September 30, 2000, from an equity in earnings of $159,000 during the nine months ended September 30, 1999. This decrease is due to a decrease in the capitalization of interest expense and property taxes, recognition of depreciation expense, and payment of operating expenses by the joint ventures upon the completion of development of several projects in 2000.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2000

Net Gain on Sales of Real Estate Assets. The net gain on sales of real estate assets of $1,652,000 during the nine months ended September 30, 2000, resulted from the sales of nine office Properties, eleven industrial Properties and four retail Properties. The net gain on sales of real estate assets of $6,722,000 during the nine months ended September 30, 1999, resulted from the sale of nine office Properties, eleven industrial Properties, three retail Properties, one multifamily Property, two hotel Properties and a small interest in a REIT.

Property Operating Expenses. Property operating expenses decreased $3,645,000, or 6%, to $62,361,000 for the nine months ended September 30, 2000, from $66,006,000 for the nine months ended September 30, 1999. This decrease corresponds to the 5% decrease in rental revenues resulting from the sale of Properties.

General and Administrative Expenses. General and administrative expenses increased $272,000, or 4%, to $7,326,000 for the nine months ended September 30, 2000, from $7,054,000 for the nine months ended September 30, 1999. As a percentage of rental revenue, general and administrative expenses remained stable at 4% for the nine months ended September 30, 2000 and 1999.

Depreciation and Amortization. Depreciation and amortization did not change significantly with an increase of $1,017,000, or 2%, to $44,595,000 for the nine months ended September 30, 2000, from $43,578,000 for the nine months ended September 30, 1999.

Interest Expense. Interest expense decreased $1,329,000, or 3%, to $47,349,000 for the nine months ended September 30, 2000, from $48,678,000 for the nine months ended September 30, 1999. This decrease is primarily due to retirement of the Senior Notes and paydowns on the Credit Facility as discussed below.

Net Gain (Loss) on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $550,000 during the nine months ended September 30, 2000, consists of $931,000 of gains on retirement of Series A Senior Notes at a discount, offset by the related write-off of unamortized loan fees in the amount of $1,481,000. The net gain on early extinguishment of debt of $437,000 during the nine months ended September 30, 1999, consists of gains on the retirement of Series A Senior Notes offset by prepayment penalties and the write-off of unamortized loan fees upon early payoff of debt.

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999.

Rental Revenue. Rental revenue decreased $4,043,000, or 6%, to $58,891,000 for the three months ended September 30, 2000 from $62,934,000 for the three months ended September 30, 1999, due to decreases in revenues from the office, industrial, retail and hotel Properties of $2,050,000, $1,570,000, $1,001,000 and $134,000, respectively. These decreases are primarily due to the sales of 10 office Properties, 18 industrial Properties and four retail Properties since September 30, 1999. These decreases are offset by an increase in revenue from the multifamily Properties of $712,000 which is primarily due to the acquisition of two multifamily properties since September 30, 1999.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property and asset management fees paid to the Company under agreements with the Managed Partnerships. This revenue decreased $139,000, or 22%, to $479,000 for the three months ended September 30, 2000, from $618,000 for the three months ended September 30, 1999, primarily due to the sale of properties by the Managed Partnerships which resulted in lower property and asset management fees.

Interest and Other Income. Interest and other income increased $547,000, or 33%, to $2,224,000 for the three months ended September 30, 2000, from $1,677,000 for the three months ended September 30, 1999. The increase is primarily due to interest income earned upon the payoff of a loan made to a development project sold by a development alliance in the third quarter of 2000, offset by decreases in interest earned on notes receivable as a result of payoffs received.

Equity in Earnings of Associated Company. Equity in earnings of Associated Company decreased $1,372,000, or 77%, to $405,000 for the three months ended September 30, 2000, from $1,777,000 for the three months ended September 30, 1999. The decrease is primarily due to an increase in earnings from GC in the third quarter of 1999 arising from a benefit for income taxes generated by the write-off of certain tax basis assets which had no book basis for financial reporting purposes.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures. Equity in earnings (loss) of unconsolidated joint ventures decreased $194,000 to an equity in loss of $92,000 for the three months ended September 30, 2000, from an equity in earnings of $102,000 during the three months ended September 30, 1999. This decrease is due to a decrease in the capitalization of interest expense and property taxes, recognition of depreciation expense, and payment of operating expenses by the joint ventures upon the completion of development of several projects in 2000.

Net Gain (Loss) on Sales of Real Estate Assets. The net gain on sales of real estate assets of $4,694,000 during the three months ended September 30, 2000, resulted from the sales of three office Properties and eight industrial Properties. The net loss on sales of real estate assets of $371,000 during the three months ended September 30, 1999, resulted from the sale of three office Properties, one industrial Property and one hotel Property.

Property Operating Expenses. Property operating expenses decreased $1,631,000, or 7%, to $20,514,000 for the three months ended September 30, 2000, from $22,145,000 for the three months ended September 30, 1999. This decrease corresponds to the 6% decrease in rental revenues resulting from the sale of Properties.

General and Administrative Expenses. General and administrative expenses decreased $1,328,000, or 58%, to $953,000 for the three months ended September 30, 2000, from $2,281,000 for the three months ended September 30, 1999. This decrease is primarily due to incentive compensation costs which were recognized in the third quarter of 1999, but not in the third quarter of 2000 due to differences in relevant operating results between the quarters.

Depreciation and Amortization. Depreciation and amortization did not change significantly with an increase of $116,000, or 1%, to $14,382,000 for the three months ended September 30, 2000, from $14,266,000 for the three months ended September 30, 1999.

Interest Expense. Interest expense decreased $741,000, or 5%, to $14,979,000 for the three months ended September 30, 2000, from $15,720,000 for the three months ended September 30, 1999. This decrease is primarily due to retirement of the Senior Notes and paydowns on the Credit Facility as discussed below.

Net Gain on Early Extinguishment of Debt. The net gain on early extinguishment of debt of $740,000 during the three months ended September 30, 1999, represents a gain on the retirement of Series A Senior Notes at a discount.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2000, cash provided by operating activities decreased by $6,026,000 to $64,092,000 as compared to $70,118,000 for the same period in 1999. The decrease is primarily due to a decrease in net income resulting from the 1999 and 2000 sales of Properties. Cash provided by investing activities increased by $56,044,000 to $117,335,000 for the nine months ended September 30, 2000, as compared to $61,291,000 for the same period in 1999. The increase is primarily due to an increase in net proceeds from sales of real estate assets, a decrease in net cash used for investments in development due to the payoff of loans made to three development projects sold by a development alliance in the second and third quarters of 2000 and an increase in principal receipts on mortgage loans and notes receivable due to payoffs received in 2000. Cash used for financing activities increased by $33,594,000 to $166,045,000 for the nine months ended September 30, 2000, as compared to $132,451,000 for the same period in 1999. This change was primarily due to an increase in common and preferred stock repurchases during the nine months ended September 30, 2000 versus the same period in 1999.

The Company expects to meet its short-term liquidity requirements generally through its working capital, its Credit Facility (as defined below) and cash generated by operations. The Company believes that its cash generated by operations will be adequate to meet operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term. In addition to cash generated by operations, the Credit Facility provides for working capital advances. However, there can be no assurance that the Company’s results of operations will not fluctuate in the future and at times affect (i) its ability to meet its operating requirements and (ii) the amount of its distributions.

The Company’s principal sources of funding for acquisitions, development, expansion and renovation of properties and stock repurchases include the unsecured Credit Facility, permanent secured debt financing, public and private equity and debt issuances, the issuance of partnership units in the Operating Partnership, proceeds from property sales and cash flow provided by operations.

Investments in Development

The Company is currently involved in a number of development alliances for the development of approximately 1,068,000 square feet of commercial properties and 1,146 multifamily units in California, Colorado, Texas, Indiana, New Jersey and Massachusetts. As of September 30, 2000, the Company has advanced approximately $43 million to these alliances. Under these development alliances, the Company has certain rights to purchase the properties upon completion of development over the next five years. In addition, the Company has loaned approximately $36.9 million (including accrued interest) under another development alliance to continue the build-out of a 1,200 acre master-planned development in Denver, Colorado.

Investments in Joint Ventures

In the first quarter of 2000, the Company formed a limited liability company (the “LLC”) with an independent third party and contributed its interest in the office property known as 2000 Corporate Ridge, located in McLean, Virginia. This transaction resulted in a loss on sale of approximately $211,000 and is included in net gain on sales of real estate assets in the Company’s consolidated statement of income for the nine months ended September 30, 2000. Consideration received for this contribution included $14.7 million in cash and the assumption of a $20.6 million mortgage by the LLC. The Company now has a 10% interest in the LLC and the LLC agreement provides for, among other things, a 3% annual management fee to the Company for property management services, certain asset management fees and certain additional distributions in excess of its 10% interest, if available, upon the ultimate sale of the property by the LLC. The value of this 10% interest is approximately $3.8 million and is included in Investments in Joint Ventures on the Company’s consolidated balance sheet as of September 30, 2000. The Company accounts for its interest in the LLC using the equity method.

In June 1999, the Company entered into a joint venture in which it sold a 90% interest in Rockwall I & II, a 340,252 square foot office complex located in Rockville, Maryland. The Company maintains a 10% interest in the asset along with a contract for property management and asset management services under which the Company is entitled to receive property management fees of 3% of cash receipts and an annual asset management fee of $350,000. The proceeds from the sale were used to paydown the Credit Facility (discussed below), to reduce other secured debt and to repurchase stock. The value of this 10% interest is approximately $1.4 million and is included in Investments in Joint Ventures on the Company’s consolidated balance sheet as of September 30, 2000. This investment is accounted for using the equity method.

In April 1999, the Company also purchased a 10% interest in a joint venture holding the fee simple title to the land under Rincon Center I & II in San Francisco, California. The land was purchased from the United States Post Office for a purchase price of $80.5 million. The land had a triple net ground lease with a remaining term of 51 years with minimum 30% rental increases every six years. In October 1999, the joint venture purchased the leasehold improvements comprising Rincon Center I & II. Occupying a full city block near the waterfront in the Financial District, Rincon Center I & II contains approximately 700,000 square feet which includes commercial office and retail space, 320 multifamily units and 381 subterranean parking spaces. The Company took over management and leasing of the project on November 1, 1999 and is now entitled to receive property management fees of 1.75% of cash receipts. The book value of this 10% interest is approximately $3.8 million and is included in Investments in Joint Ventures on the Company’s consolidated balance sheet as of September 30, 2000. This investment is accounted for using the equity method.

Mortgage Loans Receivable

Mortgage loans receivable decreased from $37,582,000 at December 31, 1999, to $36,902,000 at September 30, 2000. This decrease was due to the payoff of a $1,141,000 loan made by the Company to the buyer of one of the hotel Properties offset by accrued interest on a loan made by the Company under a development alliance.

Secured and Unsecured Financing

Mortgage loans payable decreased from $701,715,000 at December 31, 1999, to $679,106,000 at September 30, 2000. This decrease resulted from the assumption by the buyers of two of the Company’s Properties of mortgage loans in the amount of $25,346,000, the payoff of approximately $75,257,000 of mortgage loans in connection with 2000 sales of Properties and a refinance, and scheduled principal payments of approximately $6,684,000. This decrease is partially offset by $84,678,000 of new mortgage loans in connection with acquisitions, a refinance, the construction of a property in Bedminster, New Jersey and the expansion of a property in Indianapolis, Indiana (see below for further discussion).

In the third quarter of 2000, related to the acquisition of the second phase of a multifamily property located in Carrollton, Texas, the Company refinanced the loan on the first phase of this property to include both phases which increased the loan balance from $14.1 million to $26.6 million. The new loan has a maturity date of September 30, 2001 and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at September 30, 2000 was 8.87%. In addition, during the third quarter, the Company paid off a $2 million loan which was secured by an office property located in Phoenix, Arizona.

In the second quarter of 2000, the Company obtained an $18 million construction loan to refinance a 264,000 square foot industrial property located in Indianapolis, Indiana, and to provide funds to build an approximate 83,000 square foot expansion to this property. Approximately $11.6 million was outstanding at September 30, 2000. The loan has a maturity date of June 15, 2002 and bears interest at the floating rate of LIBOR plus 2.50%. The interest rate on this loan at September 30, 2000 was 9.12%.

In the first quarter of 2000, the Company obtained a $10.5 million construction loan to build an 80,000 square foot office property in Bedminster, New Jersey. Approximately $6.1 million was outstanding at September 30, 2000. The loan has a maturity date of November 12, 2001 and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at September 30, 2000 was 8.87%.

In the first quarter of 2000, the Company formed a limited liability company (the “LLC”) with an independent third party and contributed its interest in the office property known as 2000 Corporate Ridge, located in McLean, Virginia. Consideration received for this contribution included $14.7 million in cash and the assumption of a $20.6 million mortgage by the LLC.

In the first quarter of 2000, related to the acquisition of an industrial property from one of the Company’s development alliances, the Company assumed a $4.3 million secured loan. This loan has a maturity date of April 1, 2000 (with one 6-month extension option) and bears interest at the floating rate of LIBOR plus 1.55%. The interest rate on this loan at September 30, 2000 was 8.17%.

During the first two quarters of 2000, the Company retired the remaining $91.2 million of unsecured Series A Senior Notes at a discount. As a result of these transactions and the related write-off of capitalized original issuance costs, a net loss on early extinguishment of debt of $550,000 was recognized by the Company in the consolidated statement of income for the nine months ended September 30, 2000.

In August 1999, the Company closed a $97.6 million secured financing with a commercial bank (“Secured Financing”). In connection with the Secured Financing, the Company entered into an interest rate cap agreement to hedge increases in interest rates above a specified level of 11.21%. The agreement is for a term concurrent with the Secured Financing instrument, is indexed to the 90-day LIBOR rate, and is for a notional amount equal to the maximum amount available on the Secured Financing loan. As of September 30, 2000, the 90-day LIBOR rate was 6.81%. The Company paid a premium of approximately $434,000 at the inception of the cap agreement, which is being amortized as additional interest expense over the life of the agreement.

In August 2000, the Company expanded the Secured Financing by $50.2 million and used the proceeds to payoff a $52 million note which matured on September 1, 2000. This note was secured by three multifamily properties which are now security for the expanded Secured Financing. In connection with this expansion, the Company entered into a second interest rate cap agreement to hedge increases in interest rates above a specified level of 10.33%. The agreement is for a term concurrent with the Secured Financing instrument, is indexed to the 90-day LIBOR rate, and is for a notional amount equal to the maximum incremental additional amount available on the Secured Financing loan. As of September 30, 2000, the 90-day LIBOR rate was 6.81%. The Company paid a premium of approximately $83,000 at the inception of this cap agreement, which is being amortized as additional interest expense over the life of the agreement.

The Company has an unsecured line of credit provided by a group of commercial banks (the “Credit Facility”). Outstanding borrowings under the Credit Facility decreased from $70,628,000 at December 31, 1999, to $17,481,000 at September 30, 2000. The decrease was due to draws of $123,522,000 for acquisitions, stock repurchases, and retirement of the Company’s Series A Senior Notes, offset by pay downs of $176,669,000 generated from proceeds from the sales of Properties and cash from operations. In February 2000, the maturity date on the Credit Facility was extended from December 2000 to June 2002.

At September 30, 2000, the Company’s total indebtedness included fixed-rate debt of $450,389,000 and floating-rate indebtedness of $371,198,000. Approximately 68% of the Company’s total assets, comprising 96 properties, is encumbered by debt at September 30, 2000.

It is the Company’s policy to manage its exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At September 30, 2000, approximately 45% of the Company’s outstanding debt, including amounts borrowed under the Credit Facility, was subject to variable rates. The Company may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings that are reasonably assured of completion. It is not the Company’s policy to engage in hedging activities for previously outstanding debt instruments or for speculative purposes. At September 30, 2000, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contracts associated with the Secured Financing discussed above.

Equity and Debt Offerings

In January 1999, the Operating Partnership and the Company filed a shelf registration statement with the SEC (the “January 1999 Shelf Registration Statement”) to register $300 million of debt securities of the Operating Partnership and to carry forward the remaining $801.2 million in equity securities of the Company from a November 1997 shelf registration statement (declared effective by the SEC on December 18, 1997). The January 1999 Shelf Registration Statement was declared effective by the SEC on January 25, 1999. Therefore, the Operating Partnership and the Company have the capacity pursuant to the January 1999 Shelf Registration Statement to issue up to $300 million in debt securities and $801.2 million in equity securities, respectively. The Company currently has no plans to issue equity or debt under these shelf registrations.

Inflation

Substantially all of the leases at the industrial and retail Properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the multifamily Properties generally provide for an initial term of one month or one year and allow for rent adjustments at the time of renewal. Leases at the office Properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. All of these provisions may permit the Company to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce the Company’s exposure to the adverse effects of inflation.

Funds from Operations and Cash Available for Distribution

In October 1999, the Board of Governors of NAREIT issued ‘White Paper on FFO-October 1999’ to clarify its definition of Funds from Operations (“FFO”). The clarification is effective January 1, 2000 and requires restatement for all periods presented in financial statements or tables. FFO, as clarified by NAREIT, represents “net income excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.” The Company is reporting using the clarified definition for all periods presented. The Company believes that FFO is a widely used measure of the financial performance of equity REITs which provides a relevant basis for comparison among other REITs. Together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity. FFO does not necessarily indicate that cash flows will be sufficient to fund all of the Company’s cash needs including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to the Company’s calculation of FFO.

Cash available for distribution (“CAD”) represents net income (loss) before minority interests and extraordinary items, adjusted for depreciation and amortization including amortization of deferred financing costs and gains (losses) from the disposal of properties, less lease commissions and recurring capital expenditures, consisting of tenant improvements and normal expenditures intended to extend the useful life of the property such as roof and parking lot repairs. CAD should not be considered an alternative to net income (computed in accordance with GAAP) as a measure of the Company’s financial performance or as an alternative to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s cash needs. Further, CAD as disclosed by other REITs may not be comparable to the Company’s calculation of CAD.

The following table sets forth the Company’s calculation of FFO and CAD for the three months ended March 31, June 30 and September 30, 2000, and the nine months ended September 30, 2000 (in thousands, except weighted average shares and per share amounts):

	March 31, 2000	June 30, 2000	September 30, 2000	YTD 2000
Income from operations before minority interest,
extraordinary items and preferred dividends	$ 8,823	$ 8,766	$ 15,773	$ 33,362
Preferred dividends	(5,488)	(5,443)	(4,891)	(15,822)
Net (gain) loss on sales of real estate assets	695	2,347	(4,694)	(1,652)
Depreciation and amortization (1)	14,915	14,871	14,167	43,953
Adjustment to reflect FFO of Unconsolidated
Joint Ventures (2)	190	264	250	704
Adjustment to reflect FFO of Associated Company(3)	164	22	(191)	(5)

FFO(4)	$ 19,299	$ 20,827	$ 20,414	$ 60,540

Amortization of deferred financing fees	639	610	597	1,846
Capital reserve	—	—	—	—
Capital expenditures	(4,989)	(6,319)	(5,471)	(16,779)

CAD	$ 14,949	$ 15,118	$ 15,540	$ 45,607

Distributions per share (5)	$ 0.42	$ 0.42	$ 0.42	$ 1.26

Diluted weighted average shares outstanding	34,096,464	33,111,493	32,636,164	33,279,375

(1)	Excludes depreciation of corporate office fixed assets.
(2)	Consists of the adjustments required to reflect the FFO of the unconsolidated joint ventures allocable to the Company. The Company’s investments in the joint ventures are accounted for using the equity method of accounting.
(3)	Consists of the adjustments required to reflect the FFO of the Associated Company allocable to the Company. The Company’s investment in the Associated Company is accounted for using the equity method of accounting.
(4)	In accordance with NAREIT’s ‘White Paper on FFO-October 1999’ as discussed above, FFO includes a $406 gain from the sale of an incidental parcel of land by the Associated Company in June 2000.
(5)	The distributions for the three months ended September 30, 2000, were paid on October 16, 2000.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, hopes, intentions, beliefs and strategies regarding the future including the Company’s belief that cash generated by operations will be adequate to meet operating requirements and to make distributions, the Company’s expectations as to the timing of the completion of the development projects through its development alliances and the acquisition by the Company of properties developed through its development alliances. There can be no assurance that the actual outcomes or results will be consistent with such expectations, hopes, intentions, beliefs and strategies. Forward looking statements include statements regarding potential acquisitions, the anticipated performance of future acquisitions, recently completed acquisitions and existing properties, and statements regarding the Company’s financing activities. All forward looking statements included in this document are based on information available to the Company on the date hereof. It is important to note that the Company’s actual results could differ materially from those stated or implied in such forward-looking statements.

Factors which may cause the Company’s results to differ include the inability to complete anticipated future acquisitions, defaults or non-renewal of leases, increased interest rates and operational costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws, increases in real property tax rates and other factors discussed under the caption “Forward Looking Statements; Factors That May Affect Operating Results” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and other risk factors set forth in the Company’s other Securities and Exchange Commission filings. In addition, past performance of the Company’s Common Stock is not necessarily indicative of results that will be obtained in the future from an investment in the Company’s Common Stock. Furthermore, the Company makes distributions to stockholders if, as and when declared by its Board of Directors, and expects to continue its policy of paying quarterly distributions, however, there can be no assurance that distributions will continue or be paid at any specific level.

Risk Factors

Stockholders or potential stockholders should read the “Risk Factors” section of the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) in conjunction with this quarterly report on Form 10-Q to better understand the factors affecting the Company’s results of operations and the Company’s common stock share price. The fact that some of the risk factors may be the same or similar to the Company’s past filings means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here and in the Company’s other SEC filings are part of doing business in the real estate industry and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding litigation fully resolved during the reporting period ended March 31, 2000, please refer to the Company’s quarterly report on Form 10-Q for such period.

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2000.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference to this item.

(b)	Reports on Form 8-K:

On July 25, 2000, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended June 30, 2000.

On October 25, 2000, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

By: Glenborough Realty Trust Incorporated,

Date: November 14, 2000	/s/ Andrew Batinovich —————————————— Andrew Batinovich Director, President and Chief Operating Officer (Principal Operating Officer)

Date: November 14, 2000	/s/ Stephen Saul —————————————— Stephen Saul Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2000	/s/ Brian Peay —————————————— Brian Peay Vice President, Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title
11.01	Statement re: Computation of Per Share Earnings is shown in Note 12 of the Consolidated Financial Statements of the Company in Item 1.

12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

27.01	Financial Data Schedule.