Form 10-K405
period 2000-12-31
GLENBOROUGH REALTY TRUST INC
filed 2001-03-21
CIK 929454

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14162

                      GLENBOROUGH REALTY TRUST INCORPORATED
             (Exact name of Registrant as specified in its charter)

            Maryland                                       94-3211970
   ---------------------------                        -------------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)

          400 South El Camino Real,                         94402-1708
Suite 1100 San Mateo, California - (650) 343-9300          ------------
-------------------------------------------------           (Zip Code)
     (Address of principal executive offices
              and telephone number)

              Securities registered under Section 12(b) of the Act:

                                                      Name of Exchange
            Title of each class:                     on which registered:
            --------------------                   -----------------------
        Common Stock, $.001 par value              New York Stock Exchange
7-3/4% Series A Convertible Preferred Stock,       New York Stock Exchange
             $.001 par value

        Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   [X]

    As of March 15, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $442,000,000. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

    As of March 15, 2001, 26,993,247 shares of Common Stock ($.001 par value) and 10,097,800 shares of 7-3/4% Series A Convertible Preferred Stock ($.001 par value, $25 per share liquidation value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Portions of the Registrant's definitive proxy statement to be issued in conjunction with the Registrant's annual stockholder's meeting to be held on May 4, 2001.

EXHIBITS: The index of exhibits is contained in Part IV herein on page number 65.

                                TABLE OF CONTENTS


                                                                                   Page No.
                      PART I
Item  1    Business                                                                   3
Item  2    Properties                                                                 4
Item  3    Legal Proceedings                                                          9
Item  4    Submission of Matters to a Vote of Security Holders                        9

                      PART II

Item  5    Market for Registrant's Common Stock and Related Stockholder Matters       9
Item  6    Selected Financial Data                                                   10
Item  7    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                 13
Item 7A.   Qualitative and Quantitative Information About Market Risk                28
Item  8    Financial Statements and Supplementary Data                               29
Item  9    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                  29

                      PART III

Item 10    Directors and Executive Officers of the Registrant                        29
Item 11    Executive Compensation                                                    29
Item 12    Security Ownership of Certain Beneficial Owners and Management            29
Item 13    Certain Relationships and Related Transactions                            29

                      PART IV

Item 14    Exhibits, Financial Statements, Schedules and Reports on Form 8-K         30

                                     PART I

ITEM 1.  BUSINESS

General Development and Description of Business

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of December 31, 2000, the Company owned and operated 88 income-producing properties (the "Properties," and each a "Property"), including 3 joint ventures. Office and industrial Properties represented approximately 75% and 25%, respectively, of the Company's total portfolio.

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

The Company's principal business objective is to achieve a stable and increasing source of cash flow available for distribution to stockholders. By achieving this objective, the Company will seek to raise the value of its shares over time.

Employees

As of December 31, 2000, the Company had approximately 190 full-time employees.

Competition

For Tenants
The Company's Properties compete for tenants with similar properties located in their markets. Management believes that characteristics influencing the competitiveness of a real estate project include the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new competing properties in the area in which the Company's properties are located.

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

For Capital
The Company competes with other investors and owners for debt and equity financing. The Company's ability to attract debt and equity capital at favorable rates is impacted in part by its positioning in the marketplace relative to similar investments. Factors impacting this include, among other things, the perceived quality of the Company's portfolio and the risk adjustment that sources of capital give to the returns they expect from their investments. In competing for capital, the Company has not entered into any forward equity commitments or other arrangements which would subject the Company to risks tied to changes in the market value of its equity securities.

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

ITEM 2.  PROPERTIES

The Location and Type of the Company's Properties

The Company's 88 Properties, including Properties owned through joint ventures, consist of 54 office, 28 industrial, five retail and one multifamily Property located in four geographic regions in 21 states. The following table sets forth the location, type and size of the Properties (by rentable square feet and/or units) along with average occupancy as of December 31, 2000.

                                  Office     Industrial   Retail       Multi-
                                  Square      Square      Square       family      No. of
Region                            Footage     Footage     Footage       Units    Properties
------------------------------  -----------  ---------   --------      -------   ---------
West                             1,688,050   2,383,829         --           --          19
Midwest                          2,041,966   1,298,446    339,617           --          23
South                            1,275,425     339,983     99,304          519          13
East                             3,090,189   1,586,768         --           --          33
                                 ---------   ---------   --------      -------   ---------
Total                            8,095,630   5,609,026    438,921          519          88
                                 =========   =========   ========      =======   =========
No. of Properties                       54          28          5           1

Average Occupancy                       94%         97%        91%         89%

For the years ended December 31, 2000, 1999 and 1998, no tenant contributed 10% or more of the total rental revenue of the Company. The largest tenant's annual rent was approximately 2.2% of total rental revenues for the year ended December 31, 2000. A complete listing of Properties owned by the Company at December 31, 2000 is included as part of Schedule III in Item 14.

Office Properties

The Company owns 54 office Properties with total rentable square footage of 8,095,630. The office Properties range in size from 14,255 square feet to 686,061 square feet, and have remaining lease terms ranging from one to 15 years. The office leases generally require the tenant to reimburse the Company for increases in building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index ("CPI"). As of December 31, 2000, the average occupancy of the office Properties was 94%.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent.

                                OFFICE PROPERTIES
                          HISTORICAL RENT AND OCCUPANCY

                                                             Average             Total
                       Total                              Effective Base        Effective
                      Rentable                               Rent per          Annual Base
                     Area (Sq.           Average            Leased Sq.             Rent
Year                    Ft.)            Occupancy           Ft.(1) (3)        ($000s)(2) (3)
----------------    ------------        ---------         --------------      -------------
2000 (4)               8,095,630               94%                $17.23           $131,118
1999                   6,859,991               91                  16.78            104,751
1998                   7,001,109               92                  16.04            103,314
1997                   2,921,361               93                  15.81             42,954
1996                     641,923               94                  13.19              7,918

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

(4) Prior to 2000, certain Properties currently classified as office Properties were classified as office/flex Properties (see the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

The following table sets forth the contractual lease expirations for leases for the office Properties as of December 31, 2000.

                              OFFICE PROPERTIES (5)
                                LEASE EXPIRATIONS

                                                                               Percentage of
                                        Rentable           Annual Base         Total Annual
                     Number of        Square Footage        Rent Under            Base Rent
Expiration           Expiring          Subject to           Expiring          Represented by
Year                  Leases         Expiring Leases     Leases ($000s)       Expiring Leases(1)
----------------    ----------       ---------------     --------------       -----------------
2001 (4)                   184           1,011,477           $  17,220               14.8%
2002                       135           1,029,615              19,297               16.6
2003                       121             638,494              12,846               11.0
2004                        96             773,411              14,742               12.7
2005                        92           1,017,485              19,409               16.7
Thereafter                  82           1,816,990              32,845               28.2
                     ---------           ---------           ---------              -----
Total                      710           6,287,472(2)        $ 116,359(3)           100.0%
                     =========           =========           =========              =====

(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2) This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).

(3) This figure is based on square footage actually leased and incorporates contractual rent increases arising after 2000, and thus differs from "Total Effective Annual Base Rent" in the preceding table, which is based on 2000 rents.

(4) Includes leases that have initial terms of less than one year.

(5) Numbers exclude the corporate headquarters building.

Industrial Properties

The Company owns 28 industrial Properties aggregating 5,609,026 square feet. The industrial Properties are designed for warehouse, distribution and light manufacturing, ranging in size from 32,500 square feet to 1,162,274 square feet. As of December 31, 2000, 14 of the industrial Properties were leased to multiple tenants and 14 were leased to single tenants. All 14 of the single-tenant Properties are adaptable in design to multi-tenant use. As of December 31, 2000, the average occupancy of the industrial Properties was 97%.

The industrial Properties have leases whose remaining terms range from 1 to 15 years. Most of the leases are "triple net" leases whereby the tenants are required to pay their pro rata share of the Properties' operating costs, common area maintenance, property taxes, insurance, and non-structural repairs. Some of the leases are "industrial gross" leases whereby the tenant pays as additional rent its pro rata share of common area maintenance and repair costs and its share of the increase in taxes and insurance over a specified base year cost. Certain of these leases call for fixed or CPI-based rent increases.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent for the industrial Properties.

                              INDUSTRIAL PROPERTIES
                          HISTORICAL RENT AND OCCUPANCY

                                                                      Average Effective        Total Effective
                        Total Rentable                                  Base Rent per         Annual Base Rent
Year                    Area (Sq. Ft.)        Average Occupancy      Leased Sq. Ft.(1)(3)       ($000s)(2)(3)
-------------------     ----------------     --------------------    --------------------     ------------------
2000(4)                       5,609,026                      97%                   $5.55                $30,196
1999                          3,384,830                       99                    4.17                 13,974
1998                          4,098,080                       98                    3.91                 15,703
1997                          3,533,510                       97                    3.36                 11,516
1996                          1,778,862                       99                    2.41                  4,244

(1) Total Effective Annual Base Rent divided by Average Occupancy in square feet.

(2) Total Effective Annual Base Rent adjusted for any free rent given for the period.

(3) In any given year, base rents are presented on an annualized basis based on results since the acquisition for properties that were acquired during the year.

(4) Prior to 2000, certain Properties currently classified as industrial Properties were classified as office/flex Properties (see the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

The following table sets forth the contractual lease expirations for leases for the industrial Properties as of December 31, 2000.

                                               INDUSTRIAL PROPERTIES
                                                 LEASE EXPIRATIONS


                                                                                               Percentage of Total
                           Number of           Rentable Square        Annual Base Rent          Annual Base Rent
                           Expiring          Footage Subject to        Under Expiring            Represented by
Expiration Year             Leases             Expiring Leases         Leases ($000s)          Expiring Leases (1)
---------------        ----------------     --------------------    --------------------     ----------------------
2001                                 37                  359,004                  $2,309                      20.7%
2002                                 38                  798,267                   5,283                       21.2
2003                                 33                  540,398                   4,005                       18.4
2004                                 28                2,006,308                   9,227                       15.7
2005                                 17                  311,669                   2,225                        9.5
Thereafter                           26                1,143,457                  10,284                       14.5
                       ----------------     --------------------    --------------------     ----------------------
Total                               179             5,159,103(2)              $33,333(3)                     100.0%
                       ================     ====================    ====================     ======================


(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2) This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).

(3) This figure is based on square footage actually leased (which excludes vacant space) and incorporates contractual rent increases arising after 2000, and thus differs from "Total Effective Annual Base Rent" in the preceding table, which is based on 2000 rents.

Tenant Improvements and Leasing Commissions

The following table summarizes by year the capitalized tenant improvement and leasing commission expenditures incurred in the renewal or re-leasing of previously occupied space since January 1, 1996.

             CAPITALIZED TENANT IMPROVEMENTS AND LEASING COMMISSIONS

                                           2000            1999           1998           1997          1996
                                           ----            ----           ----           ----          ----
OFFICE PROPERTIES
Square footage renewed or re-leased      1,438,159       1,627,615        579,904        174,354         39,706
Capitalized tenant improvements and
   commissions ($000s)                 $    13,070     $    11,353    $     4,263    $       850    $       617
   Average per square foot of
   renewed or re-leased space          $      9.09(3)  $      6.98    $      7.35    $      4.87    $     15.54(1)

OFFICE/FLEX PROPERTIES
Square footage renewed or re-leased               (2)      872,066        876,490        138,658          9,000
Capitalized tenant improvements and
   commissions ($000s)                            (2)  $     2,675    $     3,232    $       418    $        23
   Average per square foot of
   renewed or re-leased space                     (2)  $      3.07    $      3.69    $      3.01    $      2.56

INDUSTRIAL PROPERTIES
Square footage renewed or re-leased        969,476         457,561        307,896        198,055         60,000
Capitalized tenant improvements and
   commissions ($000s)                 $     3,880     $       840    $       370    $       235    $        51
   Average per square foot of
   renewed or re-leased space          $      4.00(3)  $      1.84    $      1.20    $      1.19    $      0.85

ALL PROPERTIES
Square footage renewed or re-leased      2,477,591       3,071,100      1,810,184        523,147        141,704
Capitalized tenant improvements and
   commissions ($000s)                 $    17,287     $    15,390    $     8,148    $     1,545    $       774
   Average per square foot of
   renewed or re-leased space          $      6.98(3)  $      5.01    $      4.50    $      2.95    $      5.46

(1) The significant cost of capitalized tenant improvements and commissions per square foot renewed or re-leased in 1996 relative to the other years presented is primarily the result of tenant improvements provided in connection with a lease extension of space for the principal tenant of one property. The lease was extended 10 years and expires in 2010.

(2) Effective in 2000, Properties previously classified as office/flex Properties are now included in office and industrial Properties.

(3) The increase in capitalized tenant improvements and commissions per square foot renewed or re-leased in 2000 relative to the other years presented is due to several significant lease renewals and a general increase in market tenant improvements.

Multifamily Properties

In December 2000, the Company sold 36 of its 37 multifamily Properties (the "Multifamily Portfolio") to affiliates of Westdale Properties America I, Ltd. which owns and operates 38,000 multifamily units around the country. As of December 31, 2000, the Company owns one 519-unit multifamily Property located in Carrollton, Texas. All of the units are rented to residential tenants on either a month-to-month basis or for terms of one year or less. As of December 31, 2000, the remaining multifamily Property was approximately 89% leased.

Hotel Properties

In December 2000, the Company's one remaining hotel, a 227-room property located in Scottsdale, Arizona, was sold to the independent operator who had leased it from the Company since 1998. The lease was terminated upon the sale.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND PREFERRED STOCK AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

On January 31, 1996, the Company's Common Stock began trading on the NYSE at $12.00 per share under the symbol "GLB". On January 28, 1998, the Company's
7 3/4% Series A Convertible Preferred Stock began trading on the NYSE at $25.00 per share under the symbol "GLB Pr A". On December 31, 2000, the closing prices of the Company's Common and Preferred Stock were $17.38 and $16.88, respectively. On March 15, 2001, the last reported sales prices per share of the Company's Common Stock and Preferred Stock on the NYSE were $17.39 and $19.42, respectively. The following table sets forth the high and low closing prices per share of the Company's Common Stock and Preferred Stock for the periods indicated, as reported on the NYSE composite tape.

                                 Common Stock        Preferred Stock
                               ---------------       ---------------
Quarterly Period               High        Low       High        Low
----------------               ----        ---       ----        ---
1999
First Quarter                 $19.88     $16.50     $18.63     $16.25
Second Quarter                 19.38      16.00      19.75      16.75
Third Quarter                  18.19      16.00      20.50      16.06
Fourth Quarter                 15.94      11.81      16.63      13.13
2000
First Quarter                 $15.19     $12.94     $15.94     $13.94
Second Quarter                 18.19      14.56      17.25      14.63
Third Quarter                  19.88      17.50      18.25      16.94
Fourth Quarter                 17.75      14.88      17.50      15.69
2001
First Quarter(1)              $19.05     $16.81     $19.88     $16.63

(1) High and low stock closing prices through March 15, 2001.

Holders

The approximate number of holders of record of the shares of the Company's Common Stock and Preferred Stock were 4,589 and 63, respectively, as of March 15, 2001.

Distributions

Since the Consolidation, the Company has paid regular quarterly distributions to holders of its Common and Preferred Stock. During the years ended December 31, 1999 and 2000 the Company declared and/or paid the following quarterly distributions:

                                  Common Stock                        Preferred Stock
                         --------------------------------    ---------------------------------
                         Distributions        Total          Distributions         Total
Quarterly Period          Per share       Distributions       Per share        Distributions
---------------------    ------------    ----------------    -------------    ----------------
1999
First Quarter                  $0.42          $13,309,606           $0.48          $5,570,313
Second Quarter                 $0.42          $13,292,265           $0.48          $5,570,313
Third Quarter                  $0.42          $12,864,624           $0.48          $5,570,313
Fourth Quarter                 $0.42          $12,944,671           $0.48          $5,487,969
2000
First Quarter                  $0.42          $12,476,353           $0.48          $5,442,583
Second Quarter                 $0.42          $12,129,842           $0.48          $4,891,122
Third Quarter                  $0.42          $12,115,189           $0.48          $4,891,122
Fourth Quarter                 $0.42          $12,158,179           $0.48          $4,891,122

The Company intends to declare regular quarterly distributions to its stockholders. Effective January 1, 2001, federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income. Future distributions by the Company will be at the discretion of the Board of Directors and will depend upon the actual Funds from Operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. The Company intends to continue its policy of paying quarterly distributions, but there can be no assurance that distributions will continue or be paid at any specific level.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is selected financial data for the Company. Consolidated balance sheet and operating data is presented as of and for each of the five years ending December 31, 2000.

This selected financial data should be read in conjunction with the financial statements of the Company, including the notes thereto, included in Item 14.

                                       2000       1999         1998        1997         1996
                                    -----------------------------------------------------------
OPERATING DATA:
 Rental revenue                     $242,582    $255,339     $227,956      $61,393     $17,943
 Fees and reimbursements               3,713       3,312        2,802          719         311
 Interest and other income             8,311       6,404        4,607        1,802       1,080
 Equity in earnings of
     Associated Companies              1,455       1,222        1,314        2,743       1,598
 Equity in loss of
  unconsolidated operating
  joint ventures                        (386)       (310)          --           --          --
 Total revenue                       277,170     274,980      241,475       68,148      21,253
 Property operating expenses          82,906      88,037       74,079       18,958       5,266
 General and administrative           13,353       9,688       11,038        3,319       1,393
 Interest expense                     63,281      64,782       53,289        9,668       3,913
 Depreciation and amortization        59,490      58,295       50,194       14,873       4,575
 Income (loss) from operations
   before minority interest and
   extraordinary item                 48,936      52,949       48,552       21,330     (1,131)
 Net income (loss) allocable
  to common shareholders(1)           18,156      28,006       23,982       19,368     (1,609)

                                     2000           1999              1998            1997             1996
                                -------------------------------------------------------------------------------
OPERATING DATA CONTINUED:
 Diluted amounts per common
   share(2):
   Net income (loss) before
     extraordinary item         $      0.85      $      0.86      $      0.79      $      1.09      $     (0.21)
   Net income (loss)                   0.62             0.89             0.75             1.05            (0.24)
   Distributions(3)                    1.68             1.68             1.68             1.38             1.22
BALANCE SHEET DATA:
 Rental properties, gross       $ 1,208,566      $ 1,756,061      $ 1,825,308      $   866,431      $   190,729
 Accumulated depreciation          (115,061)        (114,170)         (82,869)         (41,213)         (28,784)
                                -------------------------------------------------------------------------------
 Rental properties, net           1,093,505        1,641,891        1,742,439          825,218          161,945
 Investments in development          86,286           38,773           35,131            7,251               --
 Investments in operating
   joint ventures                     9,119            5,679               --               --               --
 Mortgage loans receivable           37,250           37,582           42,420            3,692            9,905
 Total assets                     1,371,158        1,794,604        1,879,016          865,774          185,520
 Total debt                         606,677          897,358          922,097          228,299           75,891
 Stockholders' equity               668,856          784,334          828,533          580,123           97,600

OTHER DATA:
 EBIDA(4)                       $   159,416      $   168,242      $   151,562      $    44,380      $    14,273
 Cash flow provided by (used
   for):
   Operating activities              88,129           92,913           76,421           24,359            4,702
   Investing activities             354,250           82,561         (613,840)        (569,242)         (61,833)
   Financing activities            (346,666)        (173,349)         536,706          548,598          (53,899)
 FFO(5)                              71,860           84,047           79,920           36,087           11,491
 CAD(6)                              51,756           66,576           68,357           32,335           10,497
 Debt to total market
   capitalization(7)                   43.9%            54.7%            47.5%            18.5%            29.5%

(1) Net income (loss) allocable to common shareholders includes certain non-recurring items described in (4) below.

(2) Diluted amounts include the effects of all classes of securities outstanding at year-end, including units of Operating Partnership interests and options to purchase stock of the Company.

(3) Historical distributions per common share for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 consist of distributions declared for the periods then ended.

(4) EBIDA is computed as income (loss) before minority interests and extraordinary items plus interest expense, depreciation and amortization, gains (losses) on disposal of properties and loss provisions. In 1996, consolidation and litigation costs were also added back to net income to determine EBIDA. The Company believes that in addition to net income and cash flows, EBIDA is a useful measure of the financial performance of an equity REIT because, together with net income and cash flows, EBIDA provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments and other capital expenditures. To evaluate EBIDA and the trends it depicts, the components of EBIDA, such as rental revenues, rental expenses, real estate taxes and general and administrative expenses, should be considered. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Excluded from EBIDA are financing costs such as interest as well as depreciation and amortization, each of which can significantly affect a REIT's results of operations and liquidity and should be considered in evaluating a REIT's operating performance. Further, EBIDA does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles and does not necessarily indicate that cash flows will be sufficient to fund all of the Company's cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Further, EBIDA as disclosed by other REITs may not be comparable to the Company's calculation of EBIDA. The following table reconciles net income (loss) of the Company to EBIDA for the periods presented (in thousands):

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------------
                                         2000           1999          1998         1997          1996
                                      ------------------------------------------------------------------
Net income (loss)                     $  38,869     $  50,286     $  44,602     $  19,368     $  (1,609)
Extraordinary item                        7,910          (984)        1,400           843           186
Minority interest                         2,157         3,647         2,550         1,119           292
Interest expense                         63,281        64,782        53,289         9,668         3,913
Depreciation and amortization            59,490        58,295        50,194        14,873         4,575
Net (gain) loss on sales of real
   estate assets                        (21,495)       (9,013)       (4,796)       (1,491)         (321)
Loss on sale of mortgage loan
   receivable                                --         1,229            --            --            --
Loss on interest rate protection
   agreement                                 --            --         4,323            --            --
Consolidation and litigation costs           --            --            --            --         7,237
Loss provisions                           9,204            --            --            --            --
                                      ---------     ---------     ---------     ---------     ---------
EBIDA                                 $ 159,416     $ 168,242     $ 151,562     $  44,380     $  14,273
                                       =========     =========     =========     =========     =========

(5) In October 1999, the Board of Governors of NAREIT issued `White Paper on FFO-October 1999' to clarify its definition of Funds from Operations ("FFO"). The clarification is effective January 1, 2000 and requires restatement for all periods presented in financial statements or tables. FFO, as clarified by NAREIT, represents "net income excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis." The Company is reporting using the clarified definition for all periods presented. The Company believes that FFO is a widely used measure of the financial performance of equity REITs which provides a relevant basis for comparison among other REITs. Together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity. FFO does not necessarily indicate that cash flows will be sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

(6) Cash available for distribution ("CAD") represents net income (loss) before minority interests and extraordinary items, adjusted for depreciation and amortization including amortization of deferred financing costs and gains (losses) from the disposal of properties, less lease commissions and recurring capital expenditures, consisting of tenant improvements and normal expenditures intended to extend the useful life of the property such as roof and parking lot repairs. CAD should not be considered an alternative to net income (computed in accordance with GAAP) as a measure of the Company's financial performance or as an alternative to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's cash needs. Further, CAD as disclosed by other REITs may not be comparable to the Company's calculation of CAD.

(7) Debt to total market capitalization is calculated as total debt at period end divided by total debt plus the market value of the Company's outstanding common stock and convertible units, based upon the closing prices of the Common Stock of $17.375, $13.375, $20.375, $29.625 and $17.625 on December
    31, 2000, 1999, 1998, 1997 and 1996, respectively, plus the liquidation value of the Company's outstanding Preferred Stock based on the liquidation preference per share of $25.00 on December 31, 2000, 1999 and 1998.

FUNDS FROM OPERATIONS

In October 1999, the Board of Governors of NAREIT issued `White Paper on FFO-October 1999' to clarify its definition of Funds from Operations ("FFO"). The clarification is effective January 1, 2000 and requires restatement for all periods presented in financial statements or tables. FFO, as clarified by NAREIT, represents "net income excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis." The Company is reporting using the clarified definition for all periods presented. The Company believes that FFO is a widely used measure of the financial performance of equity REITs which provides a relevant basis for comparison among other REITs. Together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity. FFO does not necessarily indicate that cash flows will be sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

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

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31, June 30, September 30 and December 31, 2000 and the year ended December 31, 2000 (dollars in thousands):

                                                      March 31,       June 30,      Sept 30,       Dec 31,      Year to Date
                                                        2000           2000          2000           2000            2000
                                                    ------------   ------------   ------------   ------------   ------------
Income from operations before
    minority interest, extraordinary items
    and preferred dividends                         $      8,823   $      8,766   $     15,773   $     15,574   $     48,936
Depreciation and amortization                             14,915         14,871         14,167         14,575         58,528
Preferred dividends                                       (5,488)        (5,443)        (4,891)        (4,891)       (20,713)
Net (gain) loss on sales of real estate assets               695          2,347         (4,694)       (19,843)       (21,495)
Gain on sale of land                                          --             --             --            712            712
Provision for impairment of real estate assets                --             --             --          4,800          4,800
Adjustment to reflect FFO of
  unconsolidated JV's(2)                                     190            264            250            248            952
Adjustment to reflect FFO of
  Associated Companies (1)                                   164             22           (191)           145            140
                                                    ------------   ------------   ------------   ------------   ------------
FFO (4)                                             $     19,299   $     20,827   $     20,414   $     11,320   $     71,860
                                                    ============   ============   ============   ============   ============
Amortization of deferred financing fees                      639            610            597            658          2,504
Capital reserve (surplus)/deficit                             --             --             --             --             --
Capital expenditures                                      (4,989)        (6,319)        (5,471)        (5,829)       (22,608)
                                                    ------------   ------------   ------------   ------------   ------------
CAD                                                 $     14,949   $     15,118   $     15,540   $      6,149   $     51,756
                                                    ============   ============   ============   ============   ============
Distributions per share (3)                         $       0.42   $       0.42   $       0.42   $       0.42   $       1.68
                                                    ============   ============   ============   ============   ============
Diluted weighted average common shares
  outstanding                                         34,096,464     33,111,493     32,636,164     32,337,449     33,023,802
                                                    ============   ============   ============   ============   ============

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

(3) The distributions for the three months ended December 31, 2000, were paid on January 16, 2001.

(4) In accordance with NAREIT's `White Paper on FFO-October 1999' as discussed above, FFO includes a $406 gain from the sale of an incidental parcel of land by the Associated Company in June 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the selected financial data in Item 6 and the Consolidated Financial Statements of the Company, including the notes thereto, included in Item 14.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED
DECEMBER 31, 1999.

Following is a table of net operating income by property type, for comparative purposes, presenting the results for the years ended December 31, 2000 and 1999.

                     RESULTS OF OPERATIONS BY PROPERTY TYPE
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                             Multi-    Hotel and  Property     Eliminating   Total
                        Office     Industrial    Retail      family      Other      Total        Entry(1)   Reported
                        ------     ----------    ------      ------      -----      -----        -----      --------
2000
Rental Revenue         $126,198    $ 37,874    $  8,265    $ 69,427    $    818    $242,582          --     $242,582
Operating Expenses       46,556       9,113       2,675      31,910         229      90,483    ($ 7,577)      82,906
Net Operating Income     79,642      28,761       5,590      37,517         589     152,099       7,577      159,676
   Percentage of
     Total NOI             52.3%       18.9%        3.7%       24.7%        0.4%      100.0%

1999
Rental Revenue         $131,032    $ 43,569    $ 11,182    $ 68,144    $  1,412    $255,339          --     $255,339
Operating Expenses       49,732      11,737       3,640      30,570         420      96,099    ($ 8,062)      88,037
Net Operating Income     81,300      31,832       7,542      37,574         992     159,240       8,062      167,302
   Percentage of
     Total NOI             51.1%       20.0%        4.7%       23.6%        0.6%      100.0%

(1) Eliminating entry represents internal market level property management fees included in operating expenses to provide comparison to industry performance.

Rental Revenue. Rental revenue decreased $12,757,000, or 5%, to $242,582,000 for the year ended December 31, 2000, from $255,339,000 for the year ended December 31, 1999. The decrease consisted of declines in revenue from the office, industrial, retail and hotel Properties of $4,834,000, $5,695,000, $2,917,000 and $594,000, respectively, due to the 1999 and 2000 sales of 20 office Properties, 30 industrial Properties, eight retail Properties and three hotel Properties. These decreases were slightly offset by an increase in revenue from the multifamily Properties of $1,283,000 which is primarily due to the acquisition of two multifamily Properties since September 30, 1999, and overall increases in occupancy. The Company sold its Multifamily Portfolio on December 29, 2000.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the Managed Partnerships. This revenue increased $401,000, or 12%, to $3,713,000 for the year ended December 31, 2000, from $3,312,000 for the year ended December 31, 1999. The change is primarily due to transaction fees received from an affiliate in the second quarter of 2000. In addition, due to the merger of the Company and GC (as discussed above), the Company received property management fees and asset management fees directly from the Rancon Partnerships in the fourth quarter of 2000. These increases are partially offset by lower property and asset management fees from the Managed Partnerships due to sales of the managed properties.

Interest and Other Income. Interest and other income increased $1,907,000 or 30%, to $8,311,000 for the year ended December 31, 2000, from $6,404,000 for the year ended December 31, 1999. The increase is primarily due to interest income earned upon the payoff of loans made to three development projects sold by a development alliance in the second and third quarters of 2000, offset by decreases in interest earned on notes receivable that were paid off.

Equity in Earnings of Associated Companies. Equity in earnings of Associated Companies increased $233,000, or 19%, to $1,455,000 for the year ended December 31, 2000, from $1,222,000 for the year ended December 31, 1999. The increase is primarily due to income tax savings recognized upon the merger of the Company and GC in the fourth quarter of 2000. This increase is also due to the discontinued operations of GHG which had a loss in 1999.

Equity in Loss of Unconsolidated Operating Joint Ventures. Equity in loss of unconsolidated operating joint ventures increased $76,000 to an equity in loss of $386,000 for the year ended December 31, 2000, from an equity in loss of $310,000 for the year ended December 31, 1999. This increased loss is due to a decrease in the capitalization of interest expense and property taxes, recognition of depreciation expense and payment of operating expenses by a joint venture upon the completion of a development project in 2000.

Net Gain on Sale of Real Estate Assets. The net gain on sale of real estate assets of $21,495,000 during the year ended December 31, 2000, resulted from the sale of ten office Properties, 12 industrial Properties, 36 multifamily Properties, five retail Properties and one hotel Property. The net gain on sale of real estate assets of $9,013,000 during the year ended December 31, 1999, resulted from the sale of ten office Properties, 18 industrial Properties, three retail Properties, one multifamily Property, two hotel Properties and a small interest in a REIT.

Property Operating Expenses. Property operating expenses decreased $5,131,000, or 6%, to $82,906,000 for the year ended December 31, 2000, from $88,037,000 for the year ended December 31, 1999. This decrease corresponds to the 5% decrease in rental revenues resulting from the sale of Properties.

General and Administrative Expenses. General and administrative expenses increased $3,665,000, or 38%, to $13,353,000 for the year ended December 31, 2000, from $9,688,000 for the year ended December 31, 1999. The increase is primarily due to one-time costs associated with the adoption of supplemental retirement agreements for certain of the Company's executive officers. The initial funding of $3,300,000 was funded from the gain on sale of the multifamily portfolio.

Depreciation and Amortization. Depreciation and amortization increased $1,195,000, or 2%, to $59,490,000 for the year ended December 31, 2000, from
$58,295,000 for the year ended December 31, 1999. The net increase was due to depreciation of the 1999 and 2000 acquisitions of real estate and fixed asset additions, offset by the 1999 and 2000 dispositions of real estate.

Interest Expense. Interest expense decreased $1,501,000, or 2%, to $63,281,000 for the year ended December 31, 2000, from $64,782,000 for the year ended December 31, 1999. This decrease is primarily due to retirement of the Senior Notes, paydowns on the Credit Facility and payoffs of loans in connection with property sales as discussed below.

Loss on Sale of Mortgage Loan Receivable. During 1999, a note secured by an office property in Phoenix, Arizona was sold to a third-party at a discount of $1,229,000. The proceeds of the sale were invested in the repurchase of preferred stock.

Provision for Impairment of Real Estate Assets. During 2000, a loss provision in the amount of $4,800,000 was recorded to provide for a decrease in the estimated fair market value of a 418,458 square foot office Property located in Memphis, Tennessee. In addition to a softening in the Memphis office market, the Company was notified by Federal Express, a major tenant occupying 121,218 square feet, or 29%, of this Property, of its plans not to renew their lease upon expiration in September 2001.

Provision for Impairment of Non-Real Estate Assets. During 2000, in connection with the Company's decision to sell its Multifamily Portfolio, the Company recorded an impairment charge of approximately $4.4 million relating to the writeoff of certain corporate office fixed assets.

Net Gain (Loss) on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $7,910,000 during the year ended December 31, 2000, consists primarily of prepayment penalties and writeoff of unamortized loan fees of $7,360,000 related to the payoff of debt in connection with the sale of the Company's Multifamily Portfolio in the fourth quarter of 2000. In addition, the net loss includes $931,000 of gains on retirement of Senior Notes at a discount, offset by the related writeoff of unamortized loan fees in the amount of $1,481,000. Net gain on early extinguishment of debt of $984,000 during the year ended December 31, 1999, consists of $3,115,000 of net gains on retirement of Senior Notes at a discount, offset by $2,026,000 of losses due to prepayment penalties and $105,000 of losses due to the writeoff of unamortized loan fees upon the early payoff of four loans. These loans were paid-off early when more favorable terms were obtained through new financings and upon the sale of the properties securing the loans.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED
DECEMBER 31, 1998.

Following is a table of net operating income by property type, for comparative purposes, presenting the results for the years ended December 31, 1999 and 1998.

                     RESULTS OF OPERATIONS BY PROPERTY TYPE
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                             Multi-    Hotel and  Property     Eliminating   Total
                        Office     Industrial    Retail      family      Other      Total        Entry(1)   Reported
                        ------     ----------    ------      ------      -----      -----        -----      --------
1999
Rental Revenue         $131,032    $ 43,569    $ 11,182    $ 68,144    $  1,412    $255,339          --    $255,339
Operating Expenses       49,732      11,737       3,640      30,570         420      96,099    $ (8,062)     88,037
Net Operating Income     81,300      31,832       7,542      37,574         992     159,240       8,062     167,302
   Percentage of
    Total NOI              51.1%       20.0%        4.7%       23.6%        0.6%      100.0%

1998
Rental Revenue         $128,748    $ 42,089    $ 12,072    $ 40,865    $  4,182    $227,956          --    $227,956
Operating Expenses       47,975      11,307       3,840      17,235         967      81,324    $ (7,245)     74,079
Net Operating Income     80,773      30,782       8,232      23,630       3,215     146,632       7,245     153,877
   Percentage of
    Total NOI              55.1%       21.0%        5.6%       16.1%        2.2%      100.0%


(1) Eliminating entry represents internal market level property management fees included in operating expenses to provide comparison to industry performance.

Rental Revenue. Rental revenue increased $27,383,000, or 12%, to $255,339,000 for the year ended December 31, 1999, from $227,956,000 for the year ended December 31, 1998. The increase included growth in revenue from the office, industrial, and multifamily Properties of $2,284,000, $1,480,000 and $27,279,000, respectively, which was primarily due to the 1998 and 1999 acquisitions of properties. These increases were partially offset by decreases in revenue from the retail and hotel Properties of $890,000 and $2,770,000, respectively, due to the 1998 and 1999 sales of three retail and five hotel properties.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the Managed Partnerships. This revenue increased $510,000, or 18%, to $3,312,000 for the year ended December 31, 1999, from $2,802,000 for the year ended December 31, 1998. The change consisted primarily of increased transaction fees from GC, which were generated from the disposition of a property and development fees paid by an affiliated entity, and fees earned for the management of two properties in which the Company owns a 10% interest. These management fees did not occur in 1998.

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

Equity in Earnings of Associated Companies. Equity in earnings of Associated Companies decreased $92,000, or 7%, to $1,222,000 for the year ended December 31, 1999, from $1,314,000 for the year ended December 31, 1998. The decrease was primarily due to a decrease in earnings from GC resulting from a provision to reduce the carrying value of management contracts with certain of the Managed Partnerships. This decrease was also due to a decrease in earnings from GHG resulting from the cancellation of GHG's hotel leases with the Company.

Net Gain on Sales of Real Estate Assets and Repayment of Notes Receivable. The net gain on sale of real estate assets of $9,013,000 during the year ended December 31, 1999, resulted from the sale of ten office Properties, 18 industrial Properties, three retail Properties, one multifamily Property, two hotel Properties and a small interest in a REIT. The net gain on sales of real estate assets and repayment of notes receivable of $4,796,000 during the year ended December 31, 1998, resulted from the sales of one office property, six industrial properties, one multifamily property and three hotel properties from the Company's portfolio.

Property Operating Expenses. Property operating expenses increased $13,958,000, or 19%, to $88,037,000 for the year ended December 31, 1999, from $74,079,000 for the year ended December 31, 1998. This increase represented increases in property operating expenses attributable to the 1998 and 1999 acquisitions offset by decreases in property operating expenses due to the 1998 and 1999 sales of properties.

General and Administrative Expenses. General and administrative expenses decreased $1,350,000, or 12%, to $9,688,000 for the year ended December 31, 1999, from $11,038,000 for the year ended December 31, 1998. The decrease was primarily due to a reduction in staff and overhead expenses in response to a decrease in acquisition and marketing activities since mid-1998 and a reduction in the number of properties owned. As a percentage of rental revenue, general and administrative expenses decreased from 4.8% for the year ended December 31, 1998 to 3.8% for the year ended December 31, 1999.

Depreciation and Amortization. Depreciation and amortization increased $8,101,000, or 16%, to $58,295,000 for the year ended December 31, 1999, from
$50,194,000 for the year ended December 31, 1998. The increase was primarily due to depreciation and amortization associated with the 1998 and 1999 acquisitions.

Interest Expense. Interest expense increased $11,493,000, or 22%, to $64,782,000 for the year ended December 31, 1999, from $53,289,000 for the year ended December 31, 1998. Substantially all of the increase was the result of higher average borrowings during the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to new debt and the assumption of debt related to the 1998 and 1999 acquisitions.

Loss on Sale of Mortgage Loan Receivable. During 1999, a note secured by an office property in Phoenix, Arizona was sold to a third-party at a discount of $1,229,000. The proceeds of the sale were invested in the repurchase of preferred stock.

Net Gain (Loss) on Early Extinguishment of Debt. Net gain on early extinguishment of debt of $984,000 during the year ended December 31, 1999, consisted of $3,115,000 of net gains on retirement of Senior Notes at a discount, offset by $2,026,000 of losses due to prepayment penalties and $105,000 of losses due to the writeoff of unamortized loan fees upon the early payoff of four loans. These loans were paid-off early when more favorable terms were obtained through new financing and upon the sale of the properties securing the loans. Net loss on early extinguishment of debt of $1,400,000 during the year ended December 31, 1998, consisted of prepayment penalties and the writeoff of unamortized loan fees upon the early payoff of debt. Various loans were paid-off early when more favorable terms were obtained through new financing and upon the sale of one of the hotels.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
For the year ended December 31, 2000, cash provided by operating activities decreased by $4,784,000 to $88,129,000 as compared to $92,913,000 in 1999. The decrease is primarily due to a decrease in net income (before depreciation and amortization, minority interest, net gain on sales of real estate assets and other non-recurring gains and losses) of $6,856,000 due to the 1999 and 2000 sales of real estate assets, offset by a decrease in cash used for other assets and liabilities. Cash from investing activities increased by $271,689,000 to $354,250,000 for the year ended December 31, 2000, as compared to $82,561,000 in 1999. The change is primarily due to increased property dispositions from 1999 to 2000. During the year ended December 31, 2000, the Company disposed of 65 properties as compared to 34 properties in 1999. Included in the 2000 dispositions is the sale of the Multifamily Portfolio from which the Company received approximately $93 million of net cash proceeds which are included in cash on the Company's consolidated balance sheet as of December 31, 2000. In addition, cash used for investments in development increased significantly during the year ended December 31, 2000 as compared to the same period in 1999. Cash used for financing activities increased by $173,317,000 to $346,666,000 of cash used for financing activities for the year ended December 31, 2000, as compared to $173,349,000 of cash used for financing activities for the same period in 1999. This change was primarily due to an increase in cash used for repayment of debt and repurchases of common and preferred stock.

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

Investments in Development
The Company is currently involved in a number of alliances for the development of approximately 418,000 square feet of commercial properties and 1,146 multifamily units in California, Colorado and Texas. The alliances grant the Company certain rights to purchase the properties upon completion of development over the next five years. As of December 31, 2000, the Company had invested approximately $20.5 million in these alliances and had acquired properties from these alliances for approximately $52 million.

The Company is also independently developing approximately 346,000 square feet of commercial properties in New Jersey and Massachusetts which are 46% pre-leased. As of December 31, 2000, the Company had invested approximately $18.4 million in these projects.

In 2000, the Company formed a new joint venture with the Pauls Corporation ("Pauls"), Glenborough Pauls Development LLC (the "Development LLC"). The Company and Pauls each own an equal 50% interest in the Development LLC. The Company accounts for its investment in the Development LLC using the equity method. In the fourth quarter of 2000, the Development LLC acquired two sites:
(i) a 33 acre parcel located in Redwood City, California, with a development potential of 400,000 square feet of office space and approximately 500 residential units, surrounding an existing marina, on which the Development LLC plans to pursue a significant mixed-use waterfront development and (ii) a 2.3-acre mixed-use development site in Millbrae, California, at the new hub of the BART and CalTrain regional transportation systems near the San Francisco International Airport. This site has potential for a 300,000 square-foot mixed-use development. As of December 31, 2000, the Company had advanced approximately $13.4 million to this joint venture and had provided guarantees on $21.6 million of joint venture debt.

In the fourth quarter of 2000, the Company acquired a 255,185 square foot fully leased industrial property located on 13.6 acres in Burlingame, California. When the existing leases at this property expire in 2002, the Company anticipates major redevelopment in which some or all of the existing industrial space will be converted to office space. Approximately $20 million of the total acquisition cost of $43.5 million was classified as investment in development on the Company's consolidated balance sheet as of December 31, 2000.

Investments in Operating Joint Ventures
In the first quarter of 2000, the Company formed a limited liability company (the "LLC") with an independent third party and contributed its interest in the office property known as 2000 Corporate Ridge, located in McLean,

Virginia. The Company now has a 10% interest in the LLC and the LLC agreement provides for, among other things, a 3% annual management fee to the Company for property management services, certain asset management fees and certain additional distributions in excess of its 10% interest, if available, upon the ultimate sale of the property by the LLC. The book value of this 10% interest is approximately $3.8 million and is included in Investments in Operating Joint Ventures on the Company's consolidated balance sheet as of December 31, 2000. The Company accounts for its interest in the LLC using the equity method.

Mortgage Loans Receivable
Mortgage loans receivable decreased from $37,582,000 at December 31, 1999, to $37,250,000 at December 31, 2000. This decrease was due to the payoff of a $1,141,000 loan made by the Company to the buyer of one of the hotel Properties offset by accrued interest on a loan made by the Company under a development alliance.

Secured and Unsecured Financing
Mortgage loans payable decreased from $701,715,000 at December 31, 1999, to $450,624,000 at December 31, 2000. This decrease resulted from the assumption of mortgage loans by the buyers of the Company's Properties of $120,517,000, the payoff of approximately $241,308,000 of mortgage loans in connection with 2000 sales of Properties, and scheduled principal payments of approximately $8,831,000. This decrease is partially offset by $119,565,000 of new mortgage loans in connection with acquisitions, a refinance, the construction of a property in Bedminster, New Jersey and the expansion of a property in Indianapolis, Indiana (see below for further discussion).

In the fourth quarter of 2000, the Company obtained a $28 million loan related to the acquisition of a 255,185 square foot industrial property located in Burlingame, California. The new loan has a maturity date of November 28, 2003 and bears interest at the floating rate of LIBOR plus 2.50%. The interest rate on this loan at December 31, 2000 was 9.06%.

In the third quarter of 2000, the Company refinanced the loan on the first phase of a multifamily property located in Carrollton, Texas, in connection with the acquisition of the second phase of this property. The loan includes both phases which increased the loan balance from $14.1 million to $26.6 million. The new loan has a maturity date of September 30, 2001 and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at December 31, 2000 was 8.81%.

In the second quarter of 2000, the Company obtained an $18 million construction loan to refinance a 264,000 square foot industrial property located in Indianapolis, Indiana, and to provide funds to build an approximate 83,000 square foot expansion to this property. Approximately $16.1 million was outstanding at December 31, 2000. The loan has a maturity date of June 15, 2002 and bears interest at the floating rate of LIBOR plus 2.50%. The interest rate on this loan at December 31, 2000 was 9.06%.

In the first quarter of 2000, the Company obtained a $10.5 million construction loan to build an 80,000 square foot office property in Bedminster, New Jersey. Approximately $8.5 million was outstanding at December 31, 2000. The loan has a maturity date of November 12, 2001 and bears interest at the floating rate of LIBOR plus 2.50%. The interest rate on this loan at December 31, 2000 was 9.06%.

In the first quarter of 2000, the Company formed a limited liability company (the "LLC") with an independent third party and contributed its interest in the office property known as 2000 Corporate Ridge, located in McLean, Virginia. Consideration received for this contribution included $14.7 million in cash and the assumption of a $20.6 million mortgage by the LLC.

In the first quarter of 2000, related to the acquisition of an industrial property from one of the Company's development alliances, the Company assumed a $4.3 million secured loan. This loan has a maturity date of April 1, 2001 (with one 6-month extension option) and bears interest at the floating rate of LIBOR plus 1.55%. The interest rate on this loan at December 31, 2000 was 8.11%.

During the first two quarters of 2000, the Company retired the remaining $91.2 million of unsecured Senior Notes at a discount. As a result of these retirements and the related writeoff of unamortized loan fees, a net loss on early extinguishment of debt of $550,000 was recognized by the Company in the consolidated statement of income for the year ended December 31, 2000.

In December 2000, related to the sale of the Company's Multifamily Portfolio, approximately $257.4 of the Company's mortgage loans (including the Secured Financing discussed below) were paid off or assumed by the buyer. In connection with the payoffs and assumptions, the Company recognized a net loss on early extinguishment of debt of $7,360,000 which consisted of prepayment penalties and writeoff of unamortized loan fees. This loss is included in the net loss on early extinguishment of debt in the Company's consolidated statement of income for the year ended December 31, 2000. In addition, on January 2, 2001, approximately $70 million of the proceeds from the sale were used to paydown the Company's Credit Facility (discussed below) and an unsecured term loan.

In August 1999, the Company closed a $97.6 million secured financing with a commercial bank ("Secured Financing"). In August 2000, the Company expanded the Secured Financing by $50.2 million and used the proceeds to payoff a $52 million note which matured on September 1, 2000. In connection with the Secured Financing, the Company entered into two separate interest rate cap agreements to hedge increases in interest rates above a specified level. The agreements were for terms concurrent with the Secured Financing instrument, were indexed to the 90-day LIBOR rate, and were for a notional amount equal to the maximum amount available on the Secured Financing loan. The Company paid premiums totaling approximately $517,000 at the inception of the cap agreements, which were being amortized as additional interest expense over the life of the agreement. As discussed above, in December 2000, in connection with the sale of the Company's Multifamily Portfolio, the Secured Financing was paid off and the remaining unamortized premiums were written off. This amount is included in the net loss on early extinguishment of debt in the Company's consolidated statement of income for the year ended December 31, 2000.

The Company has an unsecured line of credit provided by a group of commercial banks (the "Credit Facility"). Outstanding borrowings under the Credit Facility decreased from $70,628,000 at December 31, 1999, to $31,053,000 at December 31, 2000. The decrease was due to draws of $154,194,000 for acquisitions, stock repurchases, and retirement of the Company's Series A Senior Notes, offset by pay downs of $193,769,000 generated from proceeds from the sales of Properties and cash from operations. In February 2000, the maturity date on the Credit Facility was extended from December 2000 to June 2002. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. Management believes the Company is in compliance at December 31, 2000.

At December 31, 2000, the Company's total indebtedness included fixed-rate debt of $342,043,000 and floating-rate indebtedness of $264,634,000. Approximately 54% of the Company's total assets, comprising 59 properties, is encumbered by debt at December 31, 2000.

It is the Company's policy to manage its exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At December 31, 2000, approximately 44% of the Company's outstanding debt, including amounts borrowed under the Credit Facility, was subject to variable rates. The Company may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings that are reasonably assured of completion. It is not the Company's policy to engage in hedging activities for previously outstanding debt instruments or for speculative purposes. At December 31, 2000, the Company was not a party to any open interest rate protection agreements.

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

Stock Repurchases
In 1999, the Company's Board of Directors authorized the Company to repurchase up to 6.2 million shares of its outstanding Common Stock. This represented approximately 20% of the Company's total outstanding Common Stock. Such purchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors. In connection with the sale of the Multifamily Portfolio, the repurchase authorization was increased to approximately 8.2 million shares. As of December 31, 2000, 6,086,816 common shares, representing approximately 76% of the expanded repurchase authorization, have been repurchased at approximately $101,195,000. In addition, during 1999, the Company announced that its Board of Directors had approved an expansion of the stock repurchase program to include preferred stock as well as common stock. The Company is authorized to repurchase up to 15% of its preferred stock, or 1,725,000 shares. As of December 31, 2000, 1,402,200 preferred shares, representing approximately 81% of the repurchase authorization, have been repurchased at approximately $21,037,000.

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

CASH FLOW MAY BE INSUFFICIENT FOR DEBT SERVICE REQUIREMENTS
The Company intends to incur indebtedness in the future, including through borrowings under its Credit Facility, to finance property acquisitions, retirement of debt and stock repurchases. As a result, the Company expects to be subject to the following risks associated with debt financing including:

     -    that interest rates may increase;

     - that the Company's cash flow may be insufficient to meet required payments on its debt; and

     - that the Company may be unable to refinance or repay the debt as it comes due.

DEBT RESTRICTIONS MAY AFFECT OPERATIONS AND NEGATIVELY AFFECT THE COMPANY'S ABILITY TO REPAY INDEBTEDNESS AT MATURITY
The Company's current $142.5 million unsecured Credit Facility contains provisions that restrict the amount of distributions it can make. These provisions provide that distributions may not exceed 90% of funds from operations for any fiscal quarter. If the Company cannot obtain acceptable financing to repay indebtedness at maturity, it may have to sell properties to repay indebtedness or properties may be foreclosed upon, which could adversely affect its results of operations, financial condition and ability to service debt. Also, as of December 31, 2000, approximately $249.6 million of the Company's total indebtedness included secured mortgages with cross-collateralization provisions. In the event of a default, the holders of this indebtedness may seek to foreclose upon properties which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by these properties. Foreclosure of properties would cause a loss to the Company of income and asset value.

FLUCTUATIONS IN INTEREST RATES MAY ADVERSELY AFFECT THE COMPANY'S OPERATIONS
As of December 31, 2000, the Company had approximately $264.6 million of variable interest rate indebtedness. Accordingly, an increase in interest rates will adversely affect the Company's net income and results of operations.

ACQUISITIONS COULD ADVERSELY AFFECT OPERATIONS
Consistent with the Company's strategy, the Company is continually evaluating potential acquisition opportunities. From time to time the Company is actively considering the possible acquisition of specific properties, which may include properties managed by the Company or owned by affiliated parties. It is possible that one or more of such possible future acquisitions, if completed, could adversely affect the Company's results of operations and financial condition.

POTENTIAL ADVERSE CONSEQUENCES OF TRANSACTIONS INVOLVING CONFLICTS OF INTEREST The Company has acquired, and from time to time may acquire, properties from partnerships that Robert Batinovich, the Company's Chairman and Chief Executive Officer, and Andrew Batinovich, the Company's President and Chief Operating Officer, control, and in which they and members of their families have substantial interests. These transactions involve or will involve conflicts of interest. These transactions also may provide substantial economic benefits to those individuals such as:

     -    payments or issuances of partnership units in the Operating
          Partnership,

     -    relief or deferral of tax liabilities,

     -    relief of primary or secondary liability for debt, and

     -    reduction in exposure to other property-related liabilities.

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

Tenants of the Company's properties generally are required by their leases to operate in compliance with all applicable Environmental Laws, and to indemnify the Company against any environmental liability arising from their activities on the properties. However, the Company could be subject to environmental liability relating to its management of the properties or strict liability by virtue of its ownership interest in the properties. Also tenants may not satisfy their indemnification obligations under the leases. The Company is also subject to the risk that:

     - any environmental assessments of its properties, properties being considered for acquisition, or the properties owned by the partnerships managed by the Company may not have revealed all potential environmental liabilities,

     - any prior owner or prior or current operator of such properties may have created an environmental condition not known to the Company, or

     - an environmental condition may otherwise exist as to any one or more of such properties.

Any one of these conditions could have an adverse effect on the Company's results of operations and financial condition or ability to service debt, either directly (with respect to its properties), or indirectly (with respect to properties owned by partnerships managed by the Company). Moreover, future environmental laws, ordinances or regulations may have an adverse effect on the Company's results of operations, financial condition and ability to service debt. Also, the current environmental condition of those properties may be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.

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

Some, but not all, of the properties owned by partnerships managed by the Company have been subject to Phase I environmental assessments by independent environmental consultants. The Company determines on a case-by-case basis whether to obtain Phase I environmental assessments on these properties and whether to undertake further investigation or remediation. Certain of these properties contain asbestos-containing building materials. In each case, the Company believes that these materials have been adequately contained and it has implemented an asbestos-containing building materials operations and maintenance program for the properties found to contain asbestos-containing building materials.

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

GENERAL RISKS OF OWNERSHIP OF REAL ESTATE
The Company is subject to risks generally incidental to the ownership of real estate. These risks include:

     -    changes in general economic or local conditions;

     - changes in supply of or demand for similar or competing properties in an area;

     -    the impact of environmental protection laws;

     - changes in interest rates and availability of financing which may render the sale or financing of a property difficult or unattractive;

     -    changes in tax, real estate and zoning laws; and

     - the creation of mechanics' liens or similar encumbrances placed on the property by a lessee or other parties without the Company's knowledge and consent.

Should any of these events occur, the Company's results of operations and financial condition could be adversely affected.

GENERAL RISKS ASSOCIATED WITH MANAGEMENT, LEASING AND BROKERAGE CONTRACTS
The Company is subject to the risks generally associated with the property management, leasing and brokerage businesses. These risks include the risk that:

     -    management contracts or service agreements may be terminated;

     - contracts will not be renewed upon expiration or will not be renewed on terms consistent with current terms; and

     -    leasing and brokerage activity generally may decline.

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

ILLIQUIDITY OF REAL ESTATE MAY LIMIT OUR ABILITY TO VARY THE COMPANY'S PORTFOLIO Real estate investments are relatively illiquid and, therefore, will tend to limit the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986, as amended (the "Code"), and individual agreements with sellers of properties place limits on the Company's ability to sell properties. Forty-three of the Company's properties were acquired on terms and conditions under which they can be disposed of only in a like-kind exchange or other non-taxable transaction. The agreed upon time periods for these restrictions on dispositions vary from transaction to transaction.

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

DEVELOPMENT ALLIANCES MAY ADVERSELY AFFECT OPERATIONS
The Company may, from time to time, enter into alliances with selected developers for the purpose of developing new projects in which these developers have, in the opinion of management, significant expertise or experience. These projects generally require various governmental and other approvals, the receipt of which cannot be assured. These development activities also may entail certain risks, including the risk that:

     - management may expend funds on and devote time to projects which may not come to fruition;

     - construction costs of a project may exceed original estimates, possibly making the project uneconomical;

     - occupancy rates and rents at a completed project may be less than anticipated; and

     -    expenses at a completed development may be higher than anticipated.

In addition, the partners in development alliances may have significant control over the operation of the alliance project. Therefore, these investments may, under certain circumstances, involve risks such as the possibility that the partner might:

     -    become bankrupt;

     - have economic or business interests or goals that are inconsistent with the Company's business interest or goals; or

     - be in a position to take action contrary to the Company's instructions or requests or contrary to its policies or objectives.

Consequently, actions by a partner in a development alliance might subject property owned by the alliance to additional risk. Although the Company will seek to maintain sufficient control of any alliance to permit its objectives to be achieved, the Company may be unable to take action without the approval of its development alliance partners. Conversely, the Company's development alliance partners could take actions binding on the alliance without the Company's consent. In addition, should a partner in a development alliance become bankrupt, the Company could become liable for the partner's share of the project's liabilities. These risks may result in a development project adversely affecting the Company's results of operations and financial condition.

MATERIAL TAX RISKS
Since 1996, the Company has operated as a REIT under the Code. However, the Company may not be able to maintain its status as a REIT. To qualify as a REIT, the Company must satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions. Only limited judicial or administrative interpretation exists for these provisions and involves the determination of various factual matters and circumstances not entirely within the Company's control. The Company receives nonqualifying management fee income and, as a result, the Company may approach the income test limits imposed by the Code. There is a risk that the Company may not satisfy these tests. The Company is relying on the opinion of its tax counsel regarding its ability to qualify as a REIT. This legal opinion, however, is not binding on the Internal Revenue Service ("IRS").

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

LIMITATION ON OWNERSHIP OF COMMON STOCK AND STOCKHOLDER'S RIGHTS PLAN MAY PRECLUDE ACQUISITION OF CONTROL
Provisions of the Company's Charter are designed to assist the Company in maintaining its qualification as a REIT under the Code by preventing concentrated ownership of the Company which might jeopardize REIT qualification. Among other things, these provisions provide that:

     - any transfer or acquisition of the Company's common or preferred stock that would result in its disqualification as a REIT under the Code will be void; and

     - if any person attempts to acquire shares of the Company's common or preferred stock that after the acquisition would cause the person to own an amount of common stock and preferred stock in excess of a predetermined limit, such acquisitions would be void.

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

LOSSES RELATING TO CONSOLIDATION
The Company was created through the merger of eight partnerships and a corporation (the "Consolidation"). Prior to the completion of the Consolidation, two lawsuits were filed in 1995 contesting the fairness of the Consolidation, one in California State court and one in federal court. The complaints in both actions alleged, among other things, breaches by the defendants of fiduciary duties and inadequate disclosures. The State court action was settled over the objection of certain parties, and the settlement was approved (or review denied) by the Superior Court of the State of California in and for San Mateo County, the California state court of appeals, the California Supreme Court and the Supreme Court of the United States. In the federal action, the court in December of 1995 deferred all further proceedings pending a ruling in the State court action. Following the final resolution of the State court action, the defendants filed a motion to dismiss the federal court action in January 2000. On March 14, 2000, the Federal District Court for the Northern District of California dismissed the federal action with prejudice. The plaintiffs in the action failed to file an appeal within the permitted period, so the federal action is fully resolved.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE INFORMATION ABOUT MARKET RISK

INTEREST RATES
The Company's primary market risk exposure is to changes in interest rates obtainable on its secured and unsecured borrowings. The Company does not believe that changes in market interest rates will have a material impact on the performance or fair value of its mortgage loan receivable.

It is the Company's policy to manage its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, the Company has also entered into variable rate debt arrangements. Approximately 44% and 28% of the Company's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates at December 31, 2000 and 1999, respectively. In addition, the average interest rate on the Company's debt increased from 7.16% at December 31, 1999 to 7.62% at December 31, 2000. The Company reviews interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments. It is not the Company's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

The Company may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where management believes the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, the Company is entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, the Company makes payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At December 31, 2000, the Company was not a party to any forward interest rate or similar agreements.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

                                                                     Expected Maturity Date
                              -------------------------------------------------------------------------------------------------
                             2001         2002         2003         2004        2005     Thereafter     Total        Fair Value
                             ----         ----         ----         ----        ----     ----------     -----        ----------
                                                                        (in thousands)
Secured Fixed               $10,355     $ 11,747      $35,088      $8,520     $27,473     $248,860     $342,043      $342,043
Average interest rate          7.91%        7.50%        7.67%       7.18%       7.40%        6.64%        6.89%

Secured Variable            $64,498     $ 16,083      $28,000      $   --     $    --     $     --     $108,581      $108,581
Average interest rate          8.90%        9.06%        9.06%         --          --           --         8.96%

Unsecured Variable          $    --     $156,053      $    --      $   --     $    --     $     --     $156,053      $156,053
Average interest rate            --         8.29%          --          --          --           --         8.29%


The Company believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Company could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at December 31, 2000.

A change of 1/8% in the index rate to which the Company's variable rate debt is tied would change the annual interest incurred by the Company by $331,000, based upon the balances outstanding on variable rate instruments at December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 4, 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 4, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 4, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 4, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


                                                                                      Page No.
(a) (1) Financial Statements

        Report of Independent Public Accountants                                         31

        Consolidated Balance Sheets at December 31, 2000 and 1999                        32

        Consolidated Statements of Income for the years ended
           December 31, 2000, 1999 and 1998                                              33

        Consolidated Statements of Stockholders' Equity for the years
           ended December 31, 2000, 1999 and 1998                                        34

        Consolidated  Statements of Cash Flows for the years ended
           December 31, 2000, 1999 and 1998                                              35

        Notes to Consolidated Financial Statements                                       37

    (2) Financial Statement Schedules

        Schedule III - Real Estate and Accumulated Depreciation                          57

        Schedule IV - Mortgage Loans Receivable, Secured by Real Estate                  62

    (3) Exhibits to Financial Statements

        The Exhibit Index attached hereto is hereby incorporated by reference
        to this Item.                                                                    65

(b) Reports on Form 8-K (incorporated herein by reference)

               On October 25, 2000, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended September 30, 2000.

               On January 16, 2001, the Company filed a report on Form 8-K with respect to the sale of the Company's Multifamily Portfolio.

               On January 24, 2001, the Company filed a report on Form 8-K with respect to Supplemental Information for the quarter ended December 31, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
GLENBOROUGH REALTY TRUST INCORPORATED:

We have audited the accompanying consolidated balance sheets of GLENBOROUGH REALTY TRUST INCORPORATED (a Maryland corporation) and subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLENBOROUGH REALTY TRUST INCORPORATED and subsidiaries, as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

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



ARTHUR ANDERSEN LLP



San Francisco, California
March 15, 2001

                      GLENBOROUGH REALTY TRUST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2000 and 1999
                      (in thousands, except share amounts)


                                                                   2000            1999
                                                                -----------     -----------
ASSETS
    Rental properties, gross                                    $ 1,208,566     $ 1,756,061
    Accumulated depreciation                                       (115,061)       (114,170)
                                                                -----------     -----------
    Rental properties, net                                        1,093,505       1,641,891

    Investments in Development                                       86,286          38,773
    Investments in Operating Joint Ventures                           9,119           5,679
    Mortgage loans receivable                                        37,250          37,582
    Investment in Associated Company                                     --           9,404
    Cash and cash equivalents                                       102,195           6,482
    Other assets                                                     42,803          54,793
                                                                -----------     -----------
        TOTAL ASSETS                                            $ 1,371,158     $ 1,794,604
                                                                ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage loans                                              $   450,624     $   701,715
    Unsecured term debt                                             125,000         125,015
    Unsecured bank line                                              31,053          70,628
    Other liabilities                                                26,871          30,625
                                                                -----------     -----------
      Total liabilities                                             633,548         927,983
                                                                -----------     -----------
Commitments and contingencies (Note 15)                                  --              --

Minority interest                                                    68,754          82,287

Stockholders' Equity:
    Common stock, 26,981,770 and 30,820,646 shares issued
      and outstanding at December 31, 2000 and 1999,
      respectively                                                       27              31
    Preferred stock, 10,097,800 and 11,330,000 shares issued
      and outstanding at December 31, 2000 and 1999,
      respectively                                                       10              11
    Additional paid-in capital                                      763,974         846,693
    Deferred compensation                                            (1,143)           (613)
    Retained earnings (deficit)                                     (94,012)        (61,788)
                                                                -----------     -----------
      Total stockholders' equity                                    668,856         784,334
                                                                -----------     -----------
         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                               $ 1,371,158     $ 1,794,604
                                                                ===========     ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements

                     GLENBOROUGH REALTY TRUST INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 2000, 1999 and 1998
               (in thousands, except share and per share amounts)

                                                         2000             1999             1998
                                                     ------------     ------------     ------------
REVENUE
    Rental revenue                                   $    242,582     $    255,339     $    227,956
    Fees and reimbursements from affiliates                 3,713            3,312            2,802
    Interest and other income                               8,311            6,404            4,607
    Equity in earnings of Associated Company                1,455            1,222            1,314
    Equity in losses of unconsolidated operating
       joint ventures                                        (386)            (310)              --
    Net gain on sales of real estate assets and
      repayment of notes receivable                        21,495            9,013            4,796
                                                     ------------     ------------     ------------
         Total revenue                                    277,170          274,980          241,475
                                                     ------------     ------------     ------------
EXPENSES
    Property operating expenses                            82,906           88,037           74,079
    General and administrative                             13,353            9,688           11,038
    Depreciation and amortization                          59,490           58,295           50,194
    Interest expense                                       63,281           64,782           53,289
    Provision for impairment of real estate assets          4,800               --               --
    Provision for impairment of non-real estate assets      4,404               --               --
    Loss on sale of mortgage loan receivable                   --            1,229               --
    Loss on interest rate protection agreement                 --               --            4,323
                                                     ------------     ------------     ------------
         Total expenses                                   228,234          222,031          192,923
                                                     ------------     ------------     ------------
Income from operations before minority interest
    and extraordinary item                                 48,936           52,949           48,552
Minority interest                                          (2,157)          (3,647)          (2,550)
                                                     ------------     ------------     ------------
Net income before extraordinary item                       46,779           49,302           46,002
Extraordinary item:
Net (loss) gain on early extinguishment of debt            (7,910)             984           (1,400)
                                                     ------------     ------------     ------------
Net income                                                 38,869           50,286           44,602
Preferred dividends                                       (20,713)         (22,280)         (20,620)
                                                     ------------     ------------     ------------
Net income available to Common Stockholders          $     18,156     $     28,006     $     23,982
                                                     ============     ============     ============
Basic Per Share Data:
Net income before extraordinary item                 $       0.89     $       0.86     $       0.80
Extraordinary item                                          (0.27)            0.03            (0.04)
                                                     ------------     ------------     ------------
Net income available to Common Stockholders          $       0.62     $       0.89     $       0.76
                                                     ============     ============     ============
Basic weighted average shares outstanding              29,295,250       31,346,568       31,661,810
                                                     ============     ============     ============
Diluted Per Share Data:
Net income before extraordinary item                 $       0.85     $       0.86     $       0.79
Extraordinary item                                          (0.23)            0.03            (0.04)
                                                     ------------     ------------     ------------
Net income available to Common Stockholders          $       0.62     $       0.89     $       0.75
                                                     ============     ============     ============
Diluted weighted average shares outstanding            33,023,802       35,522,627       35,576,210
                                                     ============     ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                     GLENBOROUGH REALTY TRUST INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                             Common Stock        Preferred Stock
                                           -----------------   -------------------
                                                                                                     Deferred  Retained
                                                                                      Additional     Compen-   Earnings
                                           Shares  Par Value   Shares    Par Value  Paid-in Capital  sation   (Deficit)     Total
                                           ------  ---------   ------    ---------  ---------------  --------  --------     ------
Balance at December 31, 1997               31,547    $ 31          --     $  --       $ 593,702     $  (210)  $ (13,400)  $580,123
Issuance of preferred stock, net of
    offering costs of $12,813                  --      --      11,500        11         274,676          --          --    274,687
Issuance of common stock related to
    acquisitions                              136       1          --        --           3,389          --          --      3,390
Exercise of stock options                      22      --          --        --             344          --          --        344
Conversion of Operating Partnership units
    into common stock                          52      --          --        --              --          --          --         --
Amortization of deferred compensation          --      --          --        --              --          91          --         91
Issuance of common stock to directors           2      --          --        --              62         (62)         --         --
Unrealized loss on marketable securities       --      --          --        --              --          --         (34)       (34)
Adjustment to fair value of minority
    interest                                   --      --          --        --          (6,481)         --          --     (6,481)
Dividends                                      --      --          --        --              --          --     (68,189)   (68,189)
Net income                                     --      --          --        --              --          --      44,602     44,602
                                           ------    ----      ------      ----        --------       -----    --------   ---------
Balance at December 31, 1998               31,759      32      11,500        11         865,692        (181)    (37,021)   828,533
                                           ------    ----      ------      ----        --------       -----    --------   ---------
Exercise of stock options                      85      --          --        --           1,275          --          --      1,275
Conversion of Operating Partnership units
    into common stock                         607       1          --        --           8,821          --          --      8,822
Issuance of common stock to directors          30      --          --        --             550        (550)         --         --
Common and preferred stock repurchases     (1,660)     (2)       (170)       --         (29,645)         --          --    (29,647)
Amortization of deferred compensation          --      --          --        --              --         118          --        118
Unrealized gain on marketable securities       --      --          --        --              --          --          34         34
Dividends                                      --      --          --        --              --          --     (75,087)   (75,087)
Net income                                     --      --          --        --              --          --      50,286     50,286
                                           ------    ----      ------      ----        --------       -----    --------   ---------
Balance at December 31, 1999               30,821      31      11,330        11         846,693        (613)    (61,788)   784,334
                                           ------    ----      ------      ----        --------       -----    --------   ---------
Exercise of stock options                      54      --          --        --             686          --          --        686
Conversion of Operating Partnership units
    into common stock                         335      --          --        --           5,915          --          --      5,915
Issuance of common stock related to merger
    of the Company and GC                     162      --          --        --           2,615          --          --      2,615
Issuance of common stock to officers           40      --          --        --             645        (645)         --         --
Common and preferred stock repurchases     (4,430)     (4)     (1,232)       (1)        (92,580)         --          --    (92,585)
Amortization of deferred compensation          --      --          --        --              --         115          --        115
Dividends                                      --      --          --        --              --          --     (71,093)   (71,093)
Net income                                     --      --          --        --              --          --      38,869     38,869
                                           ------    ----      ------      ----        --------       -----    --------   ---------
Balance at December 31, 2000               26,982   $  27      10,098     $  10       $ 763,974     $(1,143)  $ (94,012)  $668,856
                                           ======    ====      ======      ====        ========       =====    ========   =========




              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                          2000         1999       1998
                                                                        ---------   ---------   ---------
Cash flows from operating activities:
      Net income                                                        $  38,869   $  50,286   $  44,602
      Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization                                   59,490      58,295      50,194
           Amortization of loan fees, included in
             interest expense                                               2,504       2,035       1,563
           Minority interest in income from operations                      2,157       3,647       2,550
           Equity in earnings of Associated Company                        (1,455)     (1,222)     (1,314)
           Equity in losses of unconsolidated operating joint ventures        386         310          --
           Loss on sale of mortgage loan receivable                            --       1,229          --
           Net gain on sales of real estate assets                        (21,495)     (9,013)     (4,796)
           Net loss (gain) on early extinguishment of debt                  7,910        (984)      1,400
           Provision for impairment of real estate assets                   4,800          --          --
           Provision for impairment of non-real estate assets               4,404          --          --
           Amortization of deferred compensation                              115         118          91
           Changes in certain assets and liabilities, net                  (9,556)    (11,788)    (17,869)
                                                                        ---------   ---------   ---------
             Net cash provided by operating activities                     88,129      92,913      76,421
                                                                        ---------   ---------   ---------
Cash flows from investing activities:
      Net proceeds from sales of real estate assets                       468,432     144,846      73,339
      Additions to real estate assets                                     (73,080)    (51,824)   (626,161)
      Deposits on prospective acquisitions                                 (2,273)         --          --
      Investments in development                                          (48,029)     (9,606)    (25,745)
      Investments in operating joint ventures                              (3,845)     (5,989)         --
      Distributions from operating joint ventures                             535          --          --
      Additions to mortgage loans receivable                               (3,550)     (2,936)    (39,613)
      Principal payments from mortgage loans receivable                     3,882       6,545         885
      Repayment of notes receivable                                         3,040          --          --
      Payments from affiliates                                                200         900          --
      Contribution to Associated Company                                      (25)         --          --
      Distributions from Associated Company                                 1,258         625       3,455
      Merger of Associated Company and the Company                          7,705          --          --
                                                                        ---------   ---------   ---------
             Net cash provided by (used for) investing activities         354,250      82,561    (613,840)
                                                                        ---------   ---------   ---------
Cash flows from financing activities:
      Proceeds from borrowings                                            310,360     342,348     846,618
      Repayment of borrowings                                            (485,336)   (403,162)   (511,696)
      Prepayment penalties on repayment of borrowings                      (2,708)     (2,026)         --
      Distributions to minority interest holders                           (5,990)     (7,050)     (5,058)
      Dividends to stockholders                                           (71,093)    (75,087)    (68,189)
      Exercise of stock options                                               686       1,275         344
      Repurchases of common stock                                         (74,066)    (27,129)         --
      Repurchases of preferred stock                                      (18,519)     (2,518)         --
      Proceeds from issuance of stock, net of offering costs                   --          --     274,687
                                                                        ---------   ---------   ---------
                Net cash (used for) provided by financing activities     (346,666)   (173,349)    536,706
                                                                        ---------   ---------   ---------



              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
            CONSOLIDATED STATEMENTS OF CASH FLOWS -CONTINUED
              For the years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                         2000           1999          1998
                                                       ---------      -------      ---------
Net increase (decrease) in cash and cash
    equivalents                                        $  95,713      $ 2,125      $    (713)

Cash and cash equivalents at beginning of year             6,482        4,357          5,070
                                                       ---------      -------      ---------

Cash and cash equivalents at end of year               $ 102,195      $ 6,482      $   4,357
                                                       =========      =======      =========
Supplemental disclosure of cash flow information:

    Cash paid for interest (net of capitalized
        interest of $3,777, $2,675 and $1,108 in
        2000, 1999 and 1998, respectively)             $  62,645      $63,316      $  46,608
                                                       =========      =======      =========
Supplemental disclosure of Non-Cash Investing and
Financing Activities:

    Assumption of first trust deed notes payable
        in acquisition of real estate                  $   4,300      $39,275      $ 358,876
                                                       =========      =======      =========
    Buyer's assumption of first trust deed notes
        payable in disposition of real estate          $ 120,517      $    --      $      --
                                                       =========      =======      =========
    Acquisition of real estate through issuance
        of shares of common stock and Operating
        Partnership units                              $      --      $    --      $  52,621
                                                       =========      =======      =========
    Conversion of Operating Partnership units
        into common stock, at current market
        value of common stock                          $   5,915      $ 8,822      $      --
                                                       =========      =======      =========
    Redemption of Operating Partnership units          $   2,586      $    --      $      --
                                                       =========      =======      =========
    Issuance of Common Stock in merger of
        Associated Company and the Company             $   2,615      $    --      $      --
                                                       =========      =======      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1. ORGANIZATION

Glenborough Realty Trust Incorporated (the "Company") was incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, the Company completed a consolidation (the "Consolidation") in which Glenborough Corporation, a California corporation, and eight public limited partnerships (the "Partnerships"), collectively, the "GRT Predecessor Entities", merged with and into the Company. The Company has elected to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The common and preferred stock of the Company (the "Common Stock" and the "Preferred Stock", respectively) are listed on the New York Stock Exchange ("NYSE") under the trading symbols "GLB" and "GLB Pr A", respectively.

As of December 31, 2000, 26,981,770 shares of Common Stock and 10,097,800 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Under the Company's Common and Preferred Stock repurchase authorizations which were approved by the Company's Board of Directors in 1999, 6,086,816 shares of Common Stock and 1,402,200 shares of Preferred Stock have been repurchased as of December 31, 2000.

The Company's Preferred Stock is convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Except in certain instances relating to the preservation of the Company's status as a REIT, the 7 3/4% Series A Convertible Preferred Stock is not redeemable prior to January 16, 2003. On and after January 16, 2003, the Series A Preferred Stock may be redeemed at the option of the Company, in whole or in part, initially at 103.88% of the liquidation preference per share, and thereafter at prices declining to 100% of the liquidation preference on and after January 16, 2008, plus in each case accumulated, accrued and unpaid dividends, if any, to the redemption date.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a 88.76% limited partner interest at December 31, 2000, is Glenborough Properties, L.P. (the "Operating Partnership"). Each of the holders of the remaining interests in the Operating Partnership ("OP Units") has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of December 31, 2000, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 85 real estate projects.

Prior to October 2000, the Operating Partnership held 100% of the non-voting preferred stock of Glenborough Corporation ("GC" or the "Associated Company). GC was the general partner of several real estate limited partnerships and provided asset and property management services for these partnerships (the "Managed Partnerships"). It also provided partnership administration, asset management, property management and development services to a group of unaffiliated partnerships, which include three public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships").

Effective October 24, 2000, GC merged with the Company. In the merger, the Company received the net assets of GC, including the contract to manage the Rancon Partnerships, in exchange for its preferred stock of GC. In addition, the Company redeemed GC's OP units and issued shares of common stock to GC's common stock holders.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of December 31, 2000 and 1999, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the years ended December 31, 2000, 1999 and 1998. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

RECLASSIFICATION
Certain prior year balances have been reclassified to conform with the current year presentation.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, with early adoption permitted. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued which, among other things, deferred the final implementation to fiscal years beginning after June 15, 2000. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and specifically requires all derivatives to be recorded on the balance sheet at fair value. Upon implementation, this pronouncement will not have a material effect on the Company's consolidated financial position, results of operations and financial statement presentation.

Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges" was issued in November 1999. SAB 100 provides guidance on applying generally accepted accounting principles to restructuring and impairment charges in financial statements. The Company has adopted SAB 100 as required and believes that SAB 100 did not have a material impact on the Company's consolidated financial position, results of operations and financial statement presentation.

Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" was issued in December 1999. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company has adopted SAB 101 as required and believes that SAB 101 did not have a material impact on the Company's consolidated financial position, results of operations and financial statement presentation.

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

Depreciation is provided using the straight line method over the useful lives of the respective assets. The useful lives are as follows:

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


           Buildings and Improvements        10 to 40 years
           Tenant Improvements               Term of the related lease
           Furniture and Equipment           5 to 7 years

INVESTMENTS IN DEVELOPMENT
The Company, through mezzanine loans and equity contributions, invests in various development alliances with projects currently under development. The interest on advances and other direct project costs incurred by the Company are capitalized to the investments during the period in which the projects are under development. See Note 4 for further discussion.

INVESTMENTS IN OPERATING JOINT VENTURES
The Company's investments in operating joint ventures are accounted for using the equity method. See Note 5 for further discussion.

MORTGAGE LOANS RECEIVABLE
The Company monitors the recoverability of its mortgage loans receivable through ongoing contact with the borrowers to ensure timely receipt of interest and principal payments, and where appropriate, obtains financial information concerning the operation of the properties. Interest on mortgage loans is recognized as revenue as it accrues during the period the loan is outstanding. The mortgage loans receivable will be evaluated for impairment if it becomes evident that the borrower is unable to meet its debt service obligations in a timely manner and cannot satisfy its payments using sources other than the operations of the property securing the loan. If it is concluded that such circumstances exist, then such loan will be considered to be impaired and its recorded amount will be reduced to the estimated fair value of the collateral securing it. Interest income will also cease to accrue under such circumstances. Due to uncertainties inherent in the valuation process, it is reasonably possible that the amount ultimately realized from the Company's collection on these receivables will be different than the recorded amounts.

INVESTMENT IN ASSOCIATED COMPANY
Prior to the October 2000 merger as discussed in Note 1, the Company's Investment in Associated Company was accounted for using the equity method. See
Note 7 for further discussion.

CASH EQUIVALENTS
The Company considers short-term investments (including certificates of deposit) with a maturity of three months or less at the time of investment to be cash equivalents. As of December 31, 2000, approximately $23 million of tax-deferred exchange proceeds were included in cash and cash equivalents on the accompanying consolidated balance sheet.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


At December 31, 2000, the Company was not a party to any open interest rate protection agreements.

DEFERRED FINANCING AND OTHER FEES
Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related notes payable or leases and are included in other assets.

MINORITY INTEREST
Minority interest represents the 10.24% and 10.50% limited partner interests in the Operating Partnership not held by the Company at December 31, 2000 and 1999, respectively.

REVENUES
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

For the years ended December 31, 2000, 1999 and 1998, no tenants represented 10% or more of rental revenue of the Company.

Fee and reimbursement revenue consists of property management fees, overhead administration fees, and transaction fees from the acquisition, disposition, refinancing, leasing and construction supervision of real estate for unconsolidated affiliates.

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

INCOME TAXES
The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to Federal income tax to the extent that it distributes at least 95% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income. For the years ended December 31, 2000, 1999 and 1998, approximately 0%, 24% and 22%, respectively, of the dividends paid to common stockholders represented a return of capital for income tax purposes. For the years ended December 31, 2000, 1999 and 1998, none of the dividends paid to preferred stockholders represented a return of capital for income tax purposes. In addition, for the years ended December 31, 2000, 1999 and 1998, the Company elected to distribute all of its taxable capital gain. Approximately 4%, 6% and 0% of the dividends paid to common and preferred stockholders represents a dividend taxable as long term capital gain and approximately 27%, 0% and 1% represents a dividend taxable as unrecaptured Section 1250 gain for the years ended December 31, 2000, 1999 and 1998, respectively.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 3.  RENTAL PROPERTY

The cost and accumulated depreciation of rental property as of December 31, 2000 and 1999 are as follows (in thousands):

                                         Buildings                                     Net
                                            and                     Accumulated      Recorded
                             Land       Improvements   Total Cost   Depreciation      Value
                          -----------   ------------  ------------  ------------   -----------
2000:
Office properties         $   98,908    $  724,735    $  823,643    $  (79,976)    $  743,667
Industrial properties         68,486       240,075       308,561       (27,896)       280,665
Retail properties              8,960        35,608        44,568        (5,947)        38,621
Multifamily
  properties and other         2,826        28,968        31,794        (1,242)        30,552
                          ----------    ----------    ----------    ----------     ----------
Total                     $  179,180    $1,029,386    $1,208,566    $ (115,061)    $1,093,505
                          ==========    ==========    ==========    ==========     ==========
1999:
Office properties         $  112,149    $  821,916    $  934,065    $  (59,637)    $  874,428
Industrial properties         58,206       261,655       319,861       (23,167)       296,694
Retail properties             15,188        62,440        77,628        (7,131)        70,497
Multifamily properties        47,299       369,859       417,158       (22,421)       394,737
Hotel properties and
  other                           --         7,349         7,349        (1,814)         5,535
                          ----------    ----------    ----------    ----------     ----------
Total                     $  232,842    $1,523,219    $1,756,061    $ (114,170)    $1,641,891
                          ==========    ==========    ==========    ==========     ==========

Acquisitions
In the fourth quarter of 2000, the Company acquired a 255,185 square foot fully leased industrial property located on 13.6 acres in Burlingame, California. The total acquisition cost of $43.5 million was funded with the proceeds from tax-deferred exchanges and a new $28 million loan. When the existing leases at this property expire in 2002, the Company anticipates major redevelopment in which some or all of the existing industrial space will be converted to office space. In addition, the Company acquired from a development alliance Two Gateway Center, a 80,049 square foot office property located in Aurora, Colorado. The total acquisition cost of $9.7 million was funded with proceeds from tax-deferred exchanges.

In the third quarter of 2000, the Company acquired from a development alliance the second phase of Springs of Indian Creek, a multifamily property located in Carrollton, Texas. The second phase consists of 234 units which, combined with the 285 units of the first phase, brings this property to a total of 519 multifamily units. The total acquisition cost was approximately $16.3 million.

In the first quarter of 2000, the Company acquired from a development alliance Gateway 14, a 113,538 square foot industrial property located in Denver, Colorado. The total acquisition cost of $6.2 million consisted of approximately $1.9 million in cash, which was funded with the proceeds from a tax-deferred exchange, and the assumption of $4.3 million in debt.

During the year ended December 31, 1999, the Company acquired nine properties which consisted of approximately 711,000 square feet of office and industrial space and 381 multifamily units and had aggregate acquisition costs of approximately $98 million.

During the year ended December 31, 1998, the Company acquired 68 properties which consisted of approximately 6.6 million square feet of office, industrial and retail space and 7,206 multi-family units and had aggregate acquisition costs of approximately $999 million.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


Dispositions
In December 2000, the Company sold 36 multifamily properties (the "Multifamily Portfolio") consisting of 9,253 total units, to affiliates of Westdale Properties America I, Ltd. which owns and operates 25,000 apartment units around the country. The $400 million sale price was comprised of three components: (i) $257 million of existing mortgage debt either assumed or retired, (ii) approximately $106 million in cash, and (iii) approximately $37 million in the form of 2,010,700 shares of the Company's stock held by Westdale Properties America I, Ltd. and affiliates.

The transaction produced a gain on sale for the Company of approximately $24 million and net cash proceeds of approximately $93 million which are included in cash on the accompanying consolidated balance sheet as of December 31, 2000. Included in the gain on sale of the Multifamily Portfolio is a $1.8 million charge for severance related costs for Multifamily Portfolio employees. As of March 15, 2001, substantially all of this amount had been paid. In addition, the Company recognized extraordinary expenses relating to the writeoff of deferred loan fees and prepayment penalties on the prepayment of debt of approximately $7.4 million. Of the net cash proceeds received by the Company from the transaction, approximately $23 million was set aside in tax deferred exchange accounts to fund future acquisitions, and approximately $70 million was used to paydown the Company's Credit Facility and the unsecured term loan in January 2001.

In the fourth quarter of 2000, in addition to the sale of the Multifamily Portfolio, the Company sold 4 other properties, including one office, one industrial, one retail and one hotel. Including the Multifamily Portfolio, the Company sold 40 properties for an aggregate sales price of approximately $414.3 million which generated an aggregate net gain of approximately $19.8 million.

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

In the first quarter of 2000, the Company formed a limited liability company with an independent third party and contributed its interest in the office property known as 2000 Corporate Ridge, located in McLean, Virginia. See Note 5 for further discussion. In addition, the Company sold an industrial property for an aggregate sales price of $1.6 million. These transactions resulted in an aggregate loss on sale of approximately $695,000.

These transactions are reflected in the net gain on sales of real estate assets in the accompanying consolidated statement of income for the year ended December 31, 2000.

During the year ended December 31, 1999, the Company sold 34 properties, including eight office, 13 office/flex, seven industrial, three retail, one multifamily, two hotels and a partial interest in a REIT. The assets were sold for an aggregate sales price of approximately $185 million and generated an aggregate net gain of approximately $9 million. These transactions are reflected as the net gain on sales of real estate assets on the accompanying consolidated statement of income for the year ended December 31, 1999.

During the year ended December 31, 1998, the Company sold eleven properties, including one office, two office/flex, four industrial, one multifamily and three hotels. The assets were sold for an aggregate sales price of approximately $56 million and generated an aggregate net gain of approximately $4.8 million. These transactions are reflected as the net gain on sales of real estate assets on the accompanying consolidated statement of income for the year ended December 31, 1998.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


Provision for Impairment of Real Estate Assets
During 2000, a loss provision in the amount of $4,800,000 was recorded to provide for a decrease in the estimated fair market value of a 418,458 square foot office property located in Memphis, Tennessee. In addition to a softening in the Memphis office market, the Company was notified by Federal Express, a major tenant occupying 121,218 square feet, or 29%, of this property, of its plans not to renew their lease upon expiration in September 2001.

The Company leases its commercial and industrial property under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2000 are as follows (in thousands):

Year Ending
December 31,
------------
2001                $157,233
2002                 117,761
2003                  97,519
2004                  74,091
2005                  52,908
Thereafter           148,954
                    --------
                    $648,466
                    ========

NOTE 4. INVESTMENTS IN DEVELOPMENT

The Company is currently involved in a number of alliances for the development of approximately 418,000 square feet of commercial properties and 1,146 multifamily units in California, Colorado and Texas. The alliances grant the Company certain rights to purchase the properties upon completion of development over the next five years. As of December 31, 2000, the Company had invested approximately $20.5 million in these alliances and had acquired properties from these alliances for approximately $52 million.

The Company is also independently developing approximately 346,000 square feet of commercial properties in New Jersey and Massachusetts which are 46% pre-leased. As of December 31, 2000, the Company had invested approximately $18.4 million in these projects.

In 2000, the Company formed a new joint venture with the Pauls Corporation ("Pauls"), Glenborough Pauls Development LLC (the "Development LLC"). The Company and Pauls each own an equal 50% interest in the Development LLC. The Company accounts for its investment in the Development LLC using the equity method. In the fourth quarter of 2000, the Development LLC acquired two sites:
(i) a 33 acre parcel located in Redwood City, California, with a development potential of 400,000 square feet of office space and approximately 500 residential units, surrounding an existing marina, on which the Development LLC plans to pursue a significant mixed-use waterfront development and (ii) a 2.3-acre mixed-use development site in Millbrae, California, at the new hub of the BART and CalTrain regional transportation systems near the San Francisco International Airport. This site has potential for a 300,000 square-foot mixed-use development. As of December 31, 2000, the Company had advanced approximately $13.4 million to this joint venture and had provided guarantees on $21.6 million of joint venture debt.

As discussed in Note 3, in the fourth quarter of 2000, the Company acquired a 255,185 square foot fully leased industrial property located on 13.6 acres in Burlingame, California. When the existing leases at this property expire in 2002, the Company anticipates major redevelopment in which some or all of the existing industrial space will be converted to office space. Approximately $20 million of the total acquisition cost of $43.5 million was classified as investment in development on the Company's consolidated balance sheet as of December 31, 2000.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 5. INVESTMENTS IN OPERATING JOINT VENTURES

The Company's investments in operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture's earnings (losses). Distributions are recorded as a reduction of the Company's investment.

The Company's investments in operating joint ventures consist of the following as of December 31, 2000 and 1999 (dollars in thousands):

                                                                                   Balance of
                                                                                  Investment at
                                                                                  December 31,
                          Ownership     Property      Square      Property
Joint Venture             Interest      Location      Footage       Type         2000        1999
-----------------------  -----------  ------------  ----------  ------------  ----------  ----------
Rincon Center I & II        10%           San        700,000     Mixed-Use    $  3,952    $   4,197
                                      Francisco,
                                      California
Rockwall I & II             10%       Rockville,     340,252      Office         1,326        1,422
                                       Maryland
2000 Corporate Ridge        10%         McLean,      255,980      Office         3,841           60
(see below for                         Virginia
further discussion)
                                                                              ----------  ----------
                                                                               $ 9,119     $  5,679
                                                                              ==========  ==========


In the first quarter of 2000, the Company formed a limited liability company (the "LLC") with an independent third party and contributed its interest in the office property known as 2000 Corporate Ridge, located in McLean, Virginia. The Company now has a 10% interest in the LLC and the LLC agreement provides for, among other things, a 3% annual management fee to the Company for property management services, certain asset management fees and certain additional distributions in excess of its 10% interest, if available, upon the ultimate sale of the property by the LLC. As noted in the above table, approximately $60,000 of preliminary costs related to this LLC were incurred during the year ended December 31, 1999.

NOTE 6.  MORTGAGE LOANS RECEIVABLE

The Company's mortgage loans receivable consist of the following as of December 31, 2000 and 1999 (dollars in thousands):

                                                                       2000              1999
                                                                    ---------          --------
Note secured by a hotel property in Arlington, TX, with
a fixed interest rate of 9%, monthly interest-only payments
and a maturity date of March 2000. This note was paid off
in January 2000.                                                    $      --          $   1,141

Note secured by Gateway Park land located in Aurora, CO,
with a stated fixed interest rate of 13%, quarterly
interest-only payments and a maturity
date of July 2005 (see below for further discussion).                  37,250             36,441
                                                                    ---------          ---------
Total                                                               $  37,250          $  37,582
                                                                    =========          =========

In 1998, the Company loaned approximately $34 million ($37.2 million, including accrued interest, at December 31, 2000), secured by a first mortgage to Pauls, to continue the build-out of Gateway Park. Gateway Park is a development project where the Company and Pauls have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 2.2 million square feet of office and industrial space and 1,600 multifamily units over the next ten years.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 7.  INVESTMENT IN ASSOCIATED COMPANY

As discussed in Note 1, effective October 24, 2000, GC merged with the Company. Prior to the merger, the Company accounted for its investment in GC using the equity method as a substantial portion of the economic benefits flowed to the Company by virtue of its 100% non-voting preferred stock interest in GC, which interest constituted substantially all of GC's capitalization. Two of the holders of the voting common stock of GC were officers of the Company; however, the Company had no direct voting or management control of GC. The Company recorded earnings on its investment in GC equal to its cash flow preference, to the extent of earnings, plus its pro rata share of remaining earnings, based on cash flow allocation percentages. Distributions received from GC were recorded as a reduction of the Company's investments.

As of December 31, 2000 and 1999, the Company had the following investment in the Associated Company (in thousands):

                                     GC (1)
                                   --------
Investment at December 31, 1998    $  8,807
Distributions                          (625)
Equity in earnings                    1,222
                                   --------
Investment at December 31, 1999       9,404
Distributions                       (10,859)
Equity in earnings (loss)             1,455
                                   --------
Investment at December 31, 2000     $    --
                                   ========

Summary condensed balance sheet information as of December 31, 2000 and 1999, and the condensed statements of income for the years then ended are as follows (in thousands):

                                        Balance Sheets
                                            GC (1)
                                      As of December 31,
                                        2000     1999
                                        ----   -------
Investments in management
contracts, net                          $--    $ 3,468
Investment in real estate joint
venture                                  --      4,512
Other assets                             --      8,011
                                        ---    -------
Total assets                            $--    $15,991
                                        ===    =======
Notes payable                           $--    $ 6,025
Other liabilities                        --        287
                                        ---    -------
Total liabilities                        --      6,312
Common stockholders                      --        275
Preferred stockholder                    --      9,404
                                        ---    -------
Stockholders' equity                     --      9,679
                                        ---    -------
Total liabilities and stockholders'
   equity                               $--    $15,991
                                        ===    =======

                                      Statements of Income
                                            GC (1)
                                      For the year ended
                                         December 31,
                                        2000      1999
                                       ------    ------
Revenue                                $5,845    $8,528
Expenses                                4,317     7,247
                                       ------    ------
Net income (loss)                      $1,528    $1,281
                                       ======    ======
Net income allocable to the Company    $1,455    $1,222
                                       ======    ======

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


(1) All amounts presented for GC represent combined amounts for GC and GHG due to the September 30, 1999 merger.

NOTE 8. OTHER ASSETS

As of December 31, 2000 and 1999, other assets on the consolidated balance sheets consists of the following (in thousands):

                                             2000        1999
                                           -------     -------
Accounts receivable                        $ 2,463     $ 3,856
Prepaid expenses                             6,632       8,164
Impound accounts                             7,792      12,970
Deferred leasing and financing costs        20,421      20,867
Investment in management
   contracts                                 3,567          --
Corporate office fixed assets(1)             1,238       4,726
Related party receivable (Note 11)              --       1,847
Other                                          690       2,363
                                           -------     -------
Total other assets                         $42,803     $54,793
                                           =======     =======

(1) In connection with the Company's decision to sell its Multifamily Portfolio, the Company recorded an impairment charge of approximately $4.4 million in 2000 relating to the writeoff of certain corporate office fixed assets. This charge is reflected as a provision for impairment of non-real estate assets on the accompanying consolidated statement of operations for the year ended December 31, 2000.

NOTE 9.  SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of December 31, 2000 and 1999 (in thousands):

                                                                       2000             1999
                                                                   -------------    -------------
Secured loans with various lenders, net of unamortized
discount of $3,518 and $5,515 at December 31, 2000 and
December 31, 1999, respectively. All loans have
a fixed interest rate of 6.125% and a November 10, 2008
maturity date. Monthly principal and interest payments
range between $296 and $458. These loans are secured by
properties with an aggregate net carrying value of $322,067
and $409,130 at December 31, 2000 and 1999, respectively.          $   170,899      $   232,735

Secured loans with various lenders, bearing interest at
fixed rates between 6.95% and 9.25%, with monthly principal
and interest payments ranging between $19 and $443 and
maturing at various dates through July 1, 2008. These
loans are secured by properties with an aggregate net
carrying value of $303,532 and $547,264 at
December 31, 2000 and 1999, respectively.                              171,144          322,878

Secured loans with various banks bearing interest at
variable rates ranging between 8.11% and 9.06% at
December 31, 2000 and 6.53% and 8.52% at December 31,
1999, and maturing at various dates through November 28, 2003.
These loans are secured by properties with an aggregate net
carrying value of $119,008 and $224,526 at
December 31, 2000 and 1999, respectively.                              108,581          146,102

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

                                                                       2000            1999
                                                                   -------------   -----------
Unsecured $142,500 line of credit with a group of
commercial banks ("Credit Facility") with a variable
interest rate of LIBOR plus 1.625% at December 31,
2000 and 1999 (8.186% and 7.753%, respectively),
monthly interest only payments and a
maturity date of June 10, 2002, with one option to extend for
10 years.                                                         $    31,053      $     70,628

Unsecured $125,000 term loan with a group of commercial banks with a variable interest rate of LIBOR plus 1.75%
(8.31% and 8.25% at December 31, 2000 and
1999, respectively), monthly interest only payments and
a maturity date of June 10, 2002.                                     125,000            33,865

Unsecured Series A Senior Notes with a fixed interest rate
of 7.625%, interest payable semiannually on March 15 and
September 15, and a maturity date of March 15, 2005. All of
the notes were  retired  in the first six  months of 2000,  as             --            91,150
discussed below.
                                                                   -----------      -----------
Total                                                              $   606,677      $   897,358
                                                                   ===========      ===========

In the fourth quarter of 2000, the Company obtained a $28 million loan related to the acquisition of a 255,185 square foot industrial property located in Burlingame, California (as discussed in Note 3). This loan has a maturity date of November 28, 2003 and bears interest at the floating rate of LIBOR plus 2.50%. The interest rate on this loan at December 31, 2000 was 9.06%.

In the third quarter of 2000, the Company refinanced the loan on the first phase of the Springs of Indian Creek in connection with the acquisition of the second phase of the property (as discussed in Note 3). The loan includes both phases which increased the loan balance from $14.1 million to $26.6 million. The new loan has a maturity date of September 30, 2001 and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at December 31, 2000 was 8.81%. In addition, during the third quarter, the Company paid off a $2 million loan which was secured by an office property located in Phoenix, Arizona.

In the second quarter of 2000, the Company obtained an $18 million construction loan to refinance a 264,000 square foot industrial property located in Indianapolis, Indiana, and to provide funds to build an approximate 83,000 square foot expansion to this property. Approximately $16.1 million was outstanding at December 31, 2000. The loan has a maturity date of June 15, 2002 and bears interest at the floating rate of LIBOR plus 2.50%. The interest rate on this loan at December 31, 2000 was 9.06%.

In the first quarter of 2000, the Company obtained a $10.5 million construction loan to build an 80,000 square foot office property in Bedminster, New Jersey. Approximately $8.5 million was outstanding at December 31, 2000. The loan has a maturity date of November 12, 2001 and bears interest at the floating rate of LIBOR plus 2.50%. The interest rate on this loan at December 31, 2000 was 9.06%.

In the first quarter of 2000, the Company contributed its interest in the office property known as 2000 Corporate Ridge to a limited liability company (the "LLC"). The LLC assumed the $20.6 million mortgage loan on this property. See
Note 5 for further discussion.

In the first quarter of 2000, related to the acquisition of an industrial property from one of the Company's development alliances (as discussed in Note 3 above), the Company assumed a $4.3 million secured loan. This loan has a maturity date of April 1, 2001 (with one 6-month extension option) and bears interest at the floating rate of LIBOR plus 1.55%. The interest rate on this loan at December 31, 2000 was 8.11%.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


During the first two quarters of 2000, the Company retired the remaining $91.2 million of unsecured Series A Senior Notes at a discount. As a result of these transactions and the related writeoff of capitalized original issuance costs, a net loss on early extinguishment of debt of $550,000 was recorded in the accompanying consolidated statement of income for the year ended December 31, 2000, as discussed in Note 10 below.

In December 2000, related to the sale of the Company's Multifamily Portfolio, approximately $257.4 million of the Company's mortgage loans (including the Secured Financing discussed below) were paid off or assumed by the buyer. In connection with the payoffs and assumptions, the Company recognized a net loss on early extinguishment of debt of $7,360,000 which consisted of prepayment penalties and writeoff of unamortized loan fees. This loss is included in the net loss on early extinguishment of debt in the Company's consolidated statement of income for the year ended December 31, 2000, as discussed in Note 10 below.

In August 1999, the Company closed a $97.6 million secured financing with a commercial bank ("Secured Financing"). In August 2000, the Company expanded the Secured Financing by $50.2 million and used the proceeds to payoff a $52 million note which matured on September 1, 2000. In connection with the Secured Financing, the Company entered into two separate interest rate cap agreements to hedge increases in interest rates above a specified level. The agreements were for terms concurrent with the Secured Financing instrument, were indexed to the 90-day LIBOR rate, and were for a notional amount equal to the maximum amount available on the Secured Financing loan. The Company paid premiums totaling approximately $517,000 at the inception of the cap agreements, which were being amortized as additional interest expense over the life of the agreement. As discussed above, in December 2000, in connection with the sale of the Company's Multifamily Portfolio, the Secured Financing was paid off and the remaining unamortized premiums were written off. This amount is included in the net loss on early extinguishment of debt in the Company's consolidated statement of income for the year ended December 31, 2000.

Outstanding borrowings under the Credit Facility (as discussed above) decreased from $70,628,000 at December 31, 1999, to $31,053,000 at December 31, 2000. The
decrease was due to draws of $154,194,000 for acquisitions, stock repurchases, and retirement of the Company's Series A Senior Notes, offset by pay downs of $193,769,000 generated from proceeds from the sales of Properties and cash from operations. In February 2000, the maturity date on the Credit Facility was extended from December 2000 to June 2002. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. Management believes the Company is in compliance at December 31, 2000.

Some of the Company's properties are held in limited partnerships and limited liability companies in order to facilitate financing. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Company in accordance with Generally Accepted Accounting Principles ("GAAP").

The required principal payments on the Company's debt for the next five years and thereafter, as of December 31, 2000, are as follows (in thousands):

Year Ending
December 31,
------------
2001              $ 74,853
2002               183,883
2003                63,088
2004                 8,520
2005                27,473
Thereafter         248,860
                  --------
Total             $606,677
                  ========

NOTE 10. NET GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

In December 2000, related to the sale of the Company's Multifamily Portfolio, approximately $257.4 million of the Company's mortgage loans (including the Secured Financing discussed above) were paid off or assumed by the

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


buyer. In connection with the payoffs and assumptions, the Company recognized a net loss on early extinguishment of debt of $7,360,000 which consisted of $2,670,000 of prepayment penalties and $4,690,000 of losses due to the writeoff of unamortized loan fees. Additionally, in connection with the retirement of the unsecured Series A Senior Notes as discussed above, the Company recorded a net loss on early extinguishment of debt of $550,000 which consisted of $931,000 of gains on retirement offset by $1,481,000 of losses due to the writeoff of unamortized original issuance costs. These losses are included in the net loss on early extinguishment of debt in the Company's consolidated statement of income for the year ended December 31, 2000.

Net gain on early extinguishment of debt of $984,000 during the year ended December 31, 1999, consisted of $3,115,000 of gains on retirement of Senior Notes offset by $2,026,000 of losses due to prepayment penalties and $105,000 of losses due to the writeoff of unamortized loan fees upon the early payoff of four loans. These loans were paid-off early when more favorable terms were obtained through new financing and upon the sale of the properties securing the loans.

NOTE 11. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $3,713,000, $3,312,000 and $2,802,000 for the years ended December 31, 2000,
1999 and 1998, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, the Company paid GC property management fees and salary reimbursements totaling $931,000, $1,572,000 and $1,273,000 for the years ended December 31, 2000, 1999 and 1998, respectively, for management of a portfolio of residential properties owned by the Company, which is included in property operating expenses and general and administrative expenses on the accompanying consolidated statements of income. As discussed in
Note 1 and 7, effective October 24, 2000, GC merged with the Company.

Prior to 2000, the Company owned 116,945 units of limited partnership interest in a Managed Partnership. This Managed Partnership owned 666,883 units of limited partnership interest in the Operating Partnership. In 2000, the Company and this Managed Partnership agreed to a redemption transaction in which the Company surrendered 102,945 of its units in the Managed Partnership. As consideration for this redemption, the Managed Partnership transferred 80,817 units in the Operating Partnership to the Company. This transaction is reflected on the Company's Consolidated Balance Sheet as of December 31, 2000, as a reduction in other assets and minority interest of $504,000, the book value of the units in the Managed Partnership that were surrendered. The remaining value of the Company's interest in the Managed Partnership in included in other assets on the Company's Consolidated Balance Sheet as of December 31, 2000.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 12. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

                                                              Years ended
                                                              December 31,
                                               -------------------------------------------
                                                  2000            1999            1998
                                               -----------     -----------     -----------
Net income available to common
    Stockholders - Basic                       $    18,156     $    28,006     $    23,982
Minority interest                                    2,157           3,647           2,550
                                               -----------     -----------     -----------
Net income available to common
    Stockholders - Diluted                     $    20,313     $    31,653     $    26,532
                                               ===========     ===========     ===========

Weighted average shares:
Basic                                           29,295,250      31,346,568      31,661,810
Stock options                                      249,200          95,026         503,730
Convertible Operating Partnership Units          3,479,352       4,081,033       3,410,670
                                               -----------     -----------     -----------
Diluted                                         33,023,802      35,522,627      35,576,210
                                               ===========     ===========     ===========

Basic earnings per share                       $      0.62     $      0.89     $      0.76
Diluted earnings per share                     $      0.62     $      0.89     $      0.75


The preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented.

NOTE 13. STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the "Plan") to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company's 1997 Annual Meeting of Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights ("SARs") or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights ("DERs"), Performance Units or Preference Shares. The total number of shares of Common Stock available under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under the Plan, may be granted under the Plan may not exceed 1,140,000 shares. In May 1999, the Company's stockholders approved the grant of 700,000 non-qualified stock options to Robert Batinovich and 300,000 non-qualified stock options to Andrew Batinovich, outside the Plan. The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No.
25. As of December 31, 2000, 110,250 shares of bonus grants have been issued under the Plan. The fair value of the shares granted has been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the respective vesting periods that range from 2 to 7 years. As of December 31, 2000, 3,683,186 options to purchase shares of Common Stock were outstanding under the Plan, including the 1,000,000 stock options granted to Robert

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


Batinovich and Andrew Batinovich as described above. The exercise price of each incentive stock option granted is greater than or equal to the per-share fair market value of the Common Stock on the date the option is granted and, as such, no compensation expense has been recognized. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

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

                                                         2000             1999             1998
                                                        -------          -------          -------
Net income                As reported                   $18,156          $28,006          $23,982
                          SFAS No. 123
                          Adjustment                     (2,736)          (2,380)          (1,537)
                                                        -------          -------          -------
                          Pro forma                     $15,420          $25,626          $22,445
                                                        =======          =======          =======
Basic earnings per share  As reported                     $0.62          $  0.89          $  0.76
                          SFAS No. 123
                          Adjustment                      (0.09)           (0.07)           (0.05)
                                                        -------          -------          -------
                          Pro forma                     $  0.53          $  0.82          $  0.71
                                                        =======          =======          =======
Diluted earnings per
share                     As reported                   $  0.62          $  0.89          $  0.75
                          SFAS No. 123
                          Adjustment                      (0.08)           (0.07)           (0.05)
                                                        -------          -------          -------
                          Pro forma                     $  0.54          $  0.82          $  0.70
                                                        =======          =======          =======

A summary of the status of the Company's stock option plan as of December 31, 2000, 1999 and 1998, and changes during the years then ended is presented in the table below:

                                2000                        1999                        1998
                      --------------------------   ------------------------   -------------------------
                                      Weighted                    Weighted                   Weighted
                        Shares          Avg         Shares          Avg        Shares          Avg
                                      Exercise                    Exercise                   Exercise
                                       Price                       Price                      Price
                      -----------    -----------   ----------    ----------   ----------    -----------
Outstanding at
  beginning of year    4,583,786         $22.13    3,787,293        $24.75    1,708,200         $21.03
Granted                  497,000         $15.91    1,112,000        $13.07    2,170,500         $27.61
Exercised               (53,500)         $15.00     (85,007)        $15.00     (22,407)         $15.35
Forfeited/Cancelled   (1,344,100)        $24.36    (230,500)        $24.18     (69,000)         $23.25
                      -----------    -----------   ----------    ----------   ----------    -----------
Outstanding at end
  of year              3,683,186         $20.53    4,583,786        $22.13    3,787,293         $24.75
Exercisable at end
  of year                948,332         $17.07    1,152,831        $21.69    1,149,343         $18.92

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


The following table summarizes information about stock options outstanding at December 31, 2000:

                                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                         ----------------------------------------------------  --------------------------------
                            Number       Weighted-average                         Number
                          Outstanding       remaining        Weighted-average  Exercisable     Weighted-average
                          at 12/31/00    contractual life     exercise price   at 12/31/00      exercise price
                         --------------  -----------------   ----------------  --------------  ----------------
Range of Exercise Prices

$11.35 to $15.14             1,479,586          6.9 years           $13.38         513,022           $14.97
$15.14 to $18.92               546,000          7.9 years           $16.60         170,000           $16.23
$18.92 to $22.70               611,600          6.8 years           $21.47         241,250           $21.30
$22.70 to $26.49                34,000          4.9 years           $24.78          21,060           $24.64
$26.49 to $30.27               345,333          7.7 years           $27.13           3,000           $30.00
$30.27 to $34.06               333,333          7.8 years           $32.44               0            $0.00
$34.06 to $37.84               333,334          7.8 years           $37.84               0            $0.00
                         --------------  -----------------   ----------------  --------------  ----------------
                             3,683,186                              $20.53         948,332           $17.07

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2000, 1999 and 1998, respectively: expected dividend yield of 10.44%, 10.22% and 6.57%, expected volatility of 28.77%, 29.93% and 29.78% and weighted average risk-free interest rate of 5.09%, 6.44% and 4.61%. Expected lives of 10, 7, 5 and 2 years were used in each of 2000, 1999 and 1998. Based on these assumptions, the weighted average fair value of options granted would be calculated as $0.91, $1.33 and $3.90 in 2000, 1999 and 1998, respectively. Compensation cost has been adjusted by 18.27%, 4.54% and 2.00% in 2000, 1999 and 1998, respectively, to account for assumed forfeitures based on historical experience and management expectations.

NOTE 14.  RETIREMENT BENEFIT

In December 2000, the Company entered into retirement agreements with certain of its executive officers providing for annual payments following retirement, based on years of service and subject to vesting requirements of up to 10 years. In 2000, the Company recognized a general and administrative expense of $3.3 million representing the currently vested portion. Future costs for these agreements will be accrued over the vesting periods.

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

Litigation. Prior to the completion of the Consolidation, two lawsuits were filed in 1995 contesting the fairness of the Consolidation, one in California State court and one in federal court. The complaints in both actions alleged, among other things, breaches by the defendants of fiduciary duties and inadequate disclosures. The State court action was settled over the objection of certain parties, and the settlement was approved (or review denied) by the

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


Superior Court of the State of California in and for San Mateo County, the California state court of appeals, the California Supreme Court and the Supreme Court of the United States. In the federal action, the court in December of 1995 deferred all further proceedings pending a ruling in the State court action. Following the final resolution of the State court action, the defendants filed a motion to dismiss the federal court action in January 2000. On March 14, 2000, the Federal District Court for the Northern District of California dismissed the federal action with prejudice. The plaintiffs in the action failed to file an appeal within the permitted period, so the federal action is fully resolved.

Certain other claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such other claims and lawsuits will not have a material adverse effect on the Company's financial position, cash flow or results of operations.

NOTE 16. SEGMENT INFORMATION

During the years ended December 31, 2000 and 1999, the Company owned a diverse portfolio of properties comprising five product types: office, industrial, retail, multifamily and hotel. Each of these product types represents a reportable segment with distinct uses and tenant types which require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consists primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the Multifamily Portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The Company's hotel operations are from one 227-room property leased to and operated by a third party. In December 2000, 36 of the Company's 37 multifamily properties and the one remaining hotel property were sold (see Note 3 for further discussion).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Company for its reportable segments as of and for the years ended December 31, 2000 and 1999 is as follows (in thousands):

                                                                           Multi-
                              Office       Industrial       Retail         family         Hotel          Total
                            ----------     ----------     ----------     ----------     ----------     ----------
2000
Rental revenue              $  126,198     $   37,874     $    8,265     $   69,427     $      818     $  242,582
Property operating
expenses                        46,556          9,113          2,675         31,910            229         90,483
                            ----------     ----------     ----------     ----------     ----------     ----------
Net operating income
(NOI)                       $   79,642     $   28,761     $    5,590     $   37,517     $      589     $  152,099
                            ==========     ==========     ==========     ==========     ==========     ==========
Real estate assets, net     $  743,667     $  280,665     $   38,621     $   30,552            $--     $1,093,505
                            ==========     ==========     ==========     ==========     ==========     ==========

1999
Rental revenue              $  131,032     $   43,569     $   11,182     $   68,144     $    1,412     $  255,339
Property operating
expenses                        49,732         11,737          3,640         30,570            420         96,099
                            ----------     ----------     ----------     ----------     ----------     ----------
Net operating income
(NOI)                       $   81,300     $   31,832     $    7,542     $   37,574     $      992     $  159,240
                            ==========     ==========     ==========     ==========     ==========     ==========
Real estate assets, net     $  874,428     $  296,694     $   70,497     $  394,737     $    5,535     $1,641,891
                            ==========     ==========     ==========     ==========     ==========     ==========

1998
Rental revenue              $  128,748     $   42,089     $   12,072     $   40,865     $    4,182     $  227,956
Property operating
expenses                        47,975         11,307          3,840         17,235            967         81,324
                            ----------     ----------     ----------     ----------     ----------     ----------
Net operating income
(NOI)                       $   80,773     $   30,782     $    8,232     $   23,630     $    3,215     $  146,632
                            ==========     ==========     ==========     ==========     ==========     ==========
Real estate assets, net     $  901,606     $  349,261     $   84,809     $  387,805     $   18,958     $1,742,439
                            ==========     ==========     ==========     ==========     ==========     ==========

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (in thousands):

                                                    2000              1999             1998
                                                 -----------      -----------      -----------
REVENUES
Total revenue for reportable segments            $   242,582      $   255,339      $   227,956
Other revenue (1)                                     34,588           19,641           13,519
                                                 -----------      -----------      -----------
Total consolidated revenues                      $   277,170      $   274,980      $   241,475
                                                 ===========      ===========      ===========
NET INCOME
NOI for reportable segments                      $   152,099      $   159,240      $   146,632
Elimination of internal property
  management fees                                      7,577            8,062            7,245
Unallocated amounts:
  Other revenue (1)                                   34,588           19,641           13,519
  General and administrative expenses                (13,353)          (9,688)         (11,038)
  Depreciation and amortization                      (59,490)         (58,295)         (50,194)
  Interest expense                                   (63,281)         (64,782)         (53,289)
  Provision for impairment of real estate
     asset                                            (4,800)              --               --
  Provision for impairment of non-real
     estate asset                                     (4,404)              --               --
  Loss on sale of mortgage loan receivable                --           (1,229)              --
  Loss on interest rate protection agreement              --               --           (4,323)
                                                 -----------      -----------      -----------
Income from operations before minority
  interest and extraordinary item                $    48,936      $    52,949      $    48,552
                                                 ===========      ===========      ===========
ASSETS
Total assets for reportable segments             $ 1,093,505      $ 1,641,891      $ 1,742,439
Investments in Development                            86,286           38,773           35,131
Investments in Operating Joint Ventures                9,119            5,679               --
Mortgage loans receivable                             37,250           37,582           42,420
Investment in Associated Company                          --            9,404            8,807
Cash and cash equivalents                            102,195            6,482            4,357
Other assets                                          42,803           54,793           45,862
                                                 -----------      -----------      -----------
Total consolidated assets                        $ 1,371,158      $ 1,794,604      $ 1,879,016
                                                 ===========      ===========      ===========


(1) Other revenue includes fee income, interest and other income, equity in earnings of Associated Company, equity in losses of operating joint ventures and net gains on sales of real estate assets.

NOTE 17. SUBSEQUENT EVENTS

Acquisitions
In March 2001, the Company acquired a 171,077 square foot business park, consisting of two office buildings on 11.49 acres, located in a master-planned development near BART in Dublin, California. The total acquisition cost of approximately $30 million was funded with the proceeds from tax-deferred exchanges and a draw on the Credit Facility.

Dispositions
In February 2001, the Company sold a 132,190 square foot retail property located in Westchester, Illinois, for a sale price of $15.3 million. This resulted in a gain on sale of approximately $200,000, to be recognized in the first quarter of 2001.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 18. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except for weighted average shares and per share amounts):

                                                                           Quarter Ended
                                                ------------------------------------------------------------------
                                                  March 31,          June 30,         Sept 30,           Dec 31,
                                                    2000               2000             2000              2000
                                                ------------      ------------      ------------      ------------
REVENUE
   Rental revenue                               $     63,161      $     60,817      $     58,891      $     59,713
   Fees and reimbursements from affiliates               468             1,894               479               872
   Interest and other income                           1,216             3,427             2,224             1,444
   Equity in earnings of Associated Company               46               576               405               428
   Equity in losses of unconsolidated
       operating joint ventures                          (31)             (140)              (92)             (123)
   Net gain (loss) on sales of real estate
       assets                                           (695)           (2,347)            4,694            19,843
                                                ------------      ------------      ------------      ------------
      Total revenue                                   64,165            64,227            66,601            82,177
                                                ------------      ------------      ------------      ------------
EXPENSES
   Property operating expenses                        21,557            20,290            20,514            20,545
   General and administrative                          2,309             4,064               953             6,027
   Depreciation and amortization                      15,129            15,084            14,382            14,895
   Interest expense                                   16,347            16,023            14,979            15,932
   Provision for impairment of real estate
    assets                                                --                --                --             4,800
   Provision  for  impairment  of  non-real
    estate assets                                         --                --                --             4,404
                                                ------------      ------------      ------------      ------------
      Total expenses                                  55,342            55,461            50,828            66,603
                                                ------------      ------------      ------------      ------------
Income from operations before minority
    interest and extraordinary item                    8,823             8,766            15,773            15,574
Minority interest                                       (306)             (350)           (1,177)             (324)
                                                ------------      ------------      ------------      ------------
Net income before extraordinary item                   8,517             8,416            14,596            15,250
Extraordinary item:
Net loss on early extinguishment of debt                (466)              (84)               --            (7,360)
                                                ------------      ------------      ------------      ------------
Net income                                             8,051             8,332            14,596             7,890
Preferred dividends                                   (5,488)           (5,443)           (4,891)           (4,891)
                                                ------------      ------------      ------------      ------------
Net income available to Common Stockholders     $      2,563      $      2,889      $      9,705      $      2,999
                                                ============      ============      ============      ============
Basic Per Share Data:
Net income before extraordinary item            $       0.10      $       0.10      $       0.34      $       0.36
Extraordinary item                                     (0.02)               --                --             (0.26)
                                                ------------      ------------      ------------      ------------
Net income available to Common Stockholders     $       0.08      $       0.10      $       0.34      $       0.10
                                                ============      ============      ============      ============
Basic weighted average shares outstanding         30,355,685        29,330,163        28,677,017        28,830,040
                                                ============      ============      ============      ============
Diluted Per Share Data:
Net income before extraordinary item            $       0.10      $       0.10      $       0.33      $       0.33
Extraordinary item                                     (0.02)               --                --             (0.23)
                                                ------------      ------------      ------------      ------------
Net income available to Common Stockholders     $       0.08      $       0.10      $       0.33      $       0.10
                                                ============      ============      ============      ============
Diluted weighted average shares outstanding       34,096,464        33,111,493        32,636,164        32,337,449
                                                ============      ============      ============      ============

Per share amounts do not necessarily sum to per share amounts for the year as weighted average shares outstanding are measured for each period presented, rather than solely for the entire year.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999



                                                                                      Quarter Ended
                                                               ---------------------------------------------------------------
                                                                 March 31,        June 30,         Sept 30,          Dec 31,
                                                                  1999             1999              1999             1999
                                                               ------------     ------------     ------------     ------------
REVENUE
      Rental revenue                                           $     64,641     $     64,552     $     62,934     $     63,212
      Fees and reimbursements from affiliates                         1,131              743              618              820
      Interest and other income                                       1,659            1,721            1,677            1,347
      Equity in earnings (loss) of Associated Companies                 309             (874)           1,777               10
      Equity in earnings (loss) of unconsolidated operating
         joint ventures                                                  --               57              102             (469)
      Net gain (loss) on sales of real estate assets                  1,351            5,742             (371)           2,291
                                                               ------------     ------------     ------------     ------------
        Total revenue                                                69,091           71,941           66,737           67,211
                                                               ------------     ------------     ------------     ------------

EXPENSES
     Property operating expenses                                     22,001           21,860           22,145           22,031
     General and administrative                                       2,222            2,551            2,281            2,634
     Depreciation and amortization                                   15,092           14,220           14,266           14,717
     Interest expense                                                16,540           16,418           15,720           16,104
     Loss on sale of mortgage loan receivable                            --               --               --            1,229
                                                               ------------     ------------     ------------     ------------
        Total expenses                                               55,855           55,049           54,412           56,715
                                                               ------------     ------------     ------------     ------------

Income from operations before minority interest and
     extraordinary item                                              13,236           16,892           12,325           10,496
Minority interest                                                      (667)          (1,529)            (888)            (563)
                                                               ------------     ------------     ------------     ------------
Net income before extraordinary item                                 12,569           15,363           11,437            9,933
Extraordinary item:
Gain (loss) on early extinguishment of debt                          (1,991)           1,688              740              547
                                                               ------------     ------------     ------------     ------------
Net income                                                           10,578           17,051           12,177           10,480
Preferred dividends                                                  (5,570)          (5,570)          (5,570)          (5,570)
                                                               ============     ============     ============     ============
Net income available to Common Stockholders                    $      5,008     $     11,481     $      6,607     $      4,910
                                                               ============     ============     ============     ============

Basic Per Share Data:
Net income before extraordinary item                           $       0.22     $       0.31     $       0.19     $       0.14
Extraordinary item                                                    (0.06)            0.05             0.02             0.02
                                                               ------------     ------------     ------------     ------------
Net income available to Common Stockholders                    $       0.16     $       0.36     $       0.21     $       0.16
                                                               ============     ============     ============     ============
Basic weighted average shares outstanding                        31,764,834       31,664,269       31,020,822       30,948,894
                                                               ============     ============     ============     ============
Diluted Per Share Data:
Net income before extraordinary item                           $       0.21     $       0.31     $       0.19     $       0.14
Extraordinary item                                                    (0.05)            0.05             0.02             0.02
                                                               ------------     ------------     ------------     ------------
Net income available to Common Stockholders                    $       0.16     $       0.36     $       0.21     $       0.16
                                                               ============     ============     ============     ============
Diluted weighted average shares outstanding                      36,098,374       35,984,107       35,274,940       34,726,581
                                                               ============     ============     ============     ============


Per share amounts do not necessarily sum to per share amounts for the year as weighted average shares outstanding are measured for each period presented, rather than solely for the entire year.

                      GLENBOROUGH REALTY TRUST INCORPORATED
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 2000
                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------------
            COLUMN A                   COLUMN B            COLUMN C           COLUMN D                  COLUMN E
------------------------------------------------------------------------------------------------------------------------------
                                                                               Costs
                                                                            Capitalized/
                                                                             (Reduced)
                                                       Initial Cost to      Subsequent to       Gross Amount Carried at
                                                         Company (1)       Acquisition (4)         December 31, 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                Buildings                              Buildings
                                                                   and                                    and
Description                         Encumbrances      Land     Improvements Improvements     Land     Improvements   Total (3)
------------------------------------------------------------------------------------------------------------------------------
Office Properties:
   400 South El Camino Real, CA       $     (7)     $  4,000     $ 30,549     $  4,807     $  4,000     $ 35,356     $ 39,356
   Centerstone, CA                          (6)        6,077       24,265          536        6,077       24,801       30,878
   Tierrasanta Research Park, CA            (7)        1,303        5,189          781        1,303        5,970        7,273
   University Tech Center, CA (2)           --         2,086        8,046          603        2,086        8,649       10,735
   Northglenn Business Center, CO           --         1,335        3,354          305        1,335        3,659        4,994
   Gateway Park, CO                         --         1,420       18,104          798        1,420       18,902       20,322
   Buschwood III, FL                        (7)        1,479        5,890          715        1,479        6,605        8,084
   Fingerhut Business Center, FL            --         1,188        3,282           10        1,188        3,292        4,480
   Grand Regency Business
    Center, FL                              --         1,120        4,302        1,101        1,120        5,403        6,524
   Park Place, FL                           (7)        1,895       12,982          899        1,895       13,881       15,776
   PrimeCo Business Center, FL              --           950        3,418           12          950        3,430        4,380
   Temple Terrace Business
     Center, FL                             --         1,788        6,949           51        1,788        7,000        8,788
   Ashford Perimeter, GA                20,443         1,174       42,227        1,347        1,174       43,574       44,748
   Capitol Center, IA                       (7)          500       11,981          532          500       12,513       13,014
   Columbia Center II, IL                   --           208       20,329          796          208       21,125       21,333
   Embassy Plaza, IL                        --           436       15,680        3,666          436       19,346       19,782
   Oak Brook International
    Center, IL                              --           757       11,126        1,293          757       12,419       13,176
   Oakbrook Terrace Corp
    Ctr III, IL                         18,744           552       37,635          438          552       38,073       38,625
   Crosspoint Four, IN                      --           394        2,847           81          394        2,928        3,322
   Meridian Park, IN                        --         1,296        5,906        1,316        1,296        7,222        8,518
   Osram Building, IN                       --           264        4,515           20          264        4,535        4,799
   Leawood Office Building, KS           4,139         1,124       10,300          226        1,124       10,526       11,650
   Bronx Park I, MA                         --           916        9,104          509          916        9,613       10,529
   Marlborough Corp Place, MA               (7)        3,390       55,908        2,430        3,390       58,338       61,728
   Hartwood Building, MA                 2,475           527        5,426          248          527        5,674        6,201
   Westford Corporate Center, MA            (6)        2,091        8,310          350        2,091        8,660       10,751
   Germantown, MD                           (7)        1,442        5,753           23        1,442        5,776        7,218
   Montgomery Executive
    Center, MD                              (7)        1,928        7,676          717        1,928        8,393       10,320
   Montrose Office Park, MD             15,150         3,871       20,360          669        3,871       21,029       24,900
   Bryant Lake, MN                          (7)        1,907        7,531        1,083        1,907        8,614       10,521
   Riverview Office Tower, MN               (6)        4,095       16,333        1,898        4,095       18,231       22,326
   University Club Tower, MO                --         4,087       14,519        3,185        4,087       17,704       21,792
   Woodlands Plaza, MO                      (6)        1,114        4,426          542        1,114        4,968        6,081


-----------------------------------------------------------------------
            COLUMN A               COLUMN F       COLUMN G     COLUMN H
-----------------------------------------------------------------------



-----------------------------------------------------------------------
                                                                Life
                                     Accum.         Date       Deprec.
Description                         Deprec.      Acquired (1)   Over
-----------------------------------------------------------------------
Office Properties:
   400 South El Camino Real, CA    $  4,955          3/98     1-30 yrs.
   Centerstone, CA                    2,967          7/97     1-30 yrs.
   Tierrasanta Research Park, CA        911          9/97     1-30 yrs.
   University Tech Center, CA (2)     1,109          7/97     1-30 yrs.
   Northglenn Business Center, CO       388         12/97     1-30 yrs.
   Gateway Park, CO                     993          7/98     1-30 yrs.
   Buschwood III, FL                    810          9/97     1-30 yrs.
   Fingerhut Business Center, FL        357         12/97     1-30 yrs.
   Grand Regency Business
    Center, FL                          789         12/97     1-30 yrs.
   Park Place, FL                     1,577          1/98     1-30 yrs.
   PrimeCo Business Center, FL          372         12/97     1-30 yrs.
   Temple Terrace Business
     Center, FL                         758         12/97     1-30 yrs.
   Ashford Perimeter, GA              4,448          1/98     1-30 yrs.
   Capitol Center, IA                 1,257          2/98     1-30 yrs.
   Columbia Center II, IL             2,245          1/98     1-30 yrs.
   Embassy Plaza, IL                  2,085          1/98     1-30 yrs.
   Oak Brook International
    Center, IL                        1,286          1/98     1-30 yrs.
   Oakbrook Terrace Corp
    Ctr III, IL                       3,839          1/98     1-30 yrs.
   Crosspoint Four, IN                  268          4/98     1-30 yrs.
   Meridian Park, IN                    830          4/98     1-30 yrs.
   Osram Building, IN                   415          4/98     1-30 yrs.
   Leawood Office Building, KS        1,038          3/98     1-30 yrs.
   Bronx Park I, MA                   1,105          3/98     1-30 yrs.
   Marlborough Corp Place, MA         5,978          1/98     1-30 yrs.
   Hartwood Building, MA                580          3/98     1-30 yrs.
   Westford Corporate Center, MA      1,121          4/97     1-30 yrs.
   Germantown, MD                       675          9/97     1-30 yrs.
   Montgomery Executive
    Center, MD                        1,117          9/97     1-30 yrs.
   Montrose Office Park, MD           1,067          7/99     1-30 yrs.
   Bryant Lake, MN                    1,006         11/97     1-30 yrs.
   Riverview Office Tower, MN         2,452          4/97     1-30 yrs.
   University Club Tower, MO          3,076          7/96     1-40 yrs.
   Woodlands Plaza, MO                  759          4/97     1-30 yrs.

                      GLENBOROUGH REALTY TRUST INCORPORATED
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 2000
                                 (in thousands)



------------------------------------------------------------------------------------------------------------------------------
            COLUMN A                   COLUMN B            COLUMN C           COLUMN D                  COLUMN E
------------------------------------------------------------------------------------------------------------------------------
                                                                               Costs
                                                                            Capitalized/
                                                                             (Reduced)
                                                       Initial Cost to      Subsequent to       Gross Amount Carried at
                                                         Company (1)       Acquisition (4)         December 31, 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                Buildings                              Buildings
                                                                   and                                    and
Description                         Encumbrances      Land     Improvements Improvements     Land     Improvements   Total (3)
------------------------------------------------------------------------------------------------------------------------------
Office Properties continued:
   Woodlands Tech, MO                 $     (6)     $    949     $  3,773     $    401     $    949     $  4,174     $  5,123
   Edinburgh Center, NC                     (7)          984       14,232          707          984       14,939       15,923
   One Pacific Place, NE                    (7)        1,034       18,014        1,136        1,034       19,150       20,184
   25 Independence, NJ                      (7)        4,547       18,141          436        4,547       18,577       23,124
   Bridgewater Exec Quarters
    I and II, NJ                        22,751         4,704       17,042        2,745        4,704       19,787       24,489
   Executive Place, NJ                      --           944       11,347           58          944       11,405       12,349
   Fairfield Business
    Quarters, NJ                         2,546           817        3,479           67          817        3,546        4,362
   Frontier Executive
    Quarters I and II, NJ                   (7)        4,831       38,983          349        4,831       39,332       44,163
   Gatehall I, NJ                           --         1,865        7,427        1,071        1,865        8,498       10,363
   Morristown Medical Offices, NJ           --           518        1,832            6          518        1,838        2,356
   Vreeland Business Center, NJ             --         1,863        8,714           49        1,863        8,763       10,626
   Citibank, NV                             (7)        4,628       18,442        1,695        4,628       20,137       24,765
   Clark Avenue, NV                         --           649        2,584          156          649        2,740        3,389
   Poplar Towers, TN                        --         1,688        3,787          812        1,688        4,599        6,287
   Thousand Oaks, TN                        --         7,249       40,355       (2,495)       7,249       37,860       45,109
   700 South Washington, VA                 (6)        1,981        7,894          625        1,981        8,519       10,499
   Cameron Run, VA                       9,860           439       18,964          285          439       19,249       19,688
   Totem Valley Business
    Center, WA                              --         2,504        5,262          154        2,504        5,416        7,920
------------------------------------------------------------------------------------------------------------------------------
Office Total                            96,108        98,908      684,494       40,241       98,908      724,735      823,643
------------------------------------------------------------------------------------------------------------------------------

Industrial Properties:
   Bellanca Airport Park, CA                --         8,697           --           --        8,697           --        8,697
   Coronado Industrial, CA                  (7)          711        2,831           76          711        2,907        3,618
   East Anaheim, CA                         (7)        1,480        3,282           41        1,480        3,323        4,803
   Rollins Road, CA                     28,000        18,807        4,754           --       18,807        4,754       23,562
   Springdale Commerce Center,
    CA                                      (7)        1,030        4,101          114        1,030        4,215        5,244
   Gateway Park Industrial, CO          43,862         5,440       45,642        1,148        5,440       46,790       52,227
   Lake Point Business Park, FL             (6)        1,344        5,343          809        1,344        6,152        7,497
   Navistar International, IL (5)           --           793       10,941       (4,122)         793        6,819        7,612
   Covance Business Center, IN          16,083         1,405       15,109           --        1,405       15,109       16,514
   Park 100, IN (5)                         --           427        1,813           --          427        1,813        2,241
   J.I. Case Equipment
    Corp., KS (5)                           --           236        3,264       (1,241)         236        2,023        2,259
   Canton Business Center, MA            3,261           796        6,758           80          796        6,838        7,634
   Fisher-Pierce Industrial, MA             (6)          718        2,860          139          718        2,999        3,717


-----------------------------------------------------------------------
            COLUMN A               COLUMN F       COLUMN G     COLUMN H
-----------------------------------------------------------------------





-----------------------------------------------------------------------
                                                                Life
                                     Accum.         Date       Deprec.
Description                         Deprec.      Acquired (1)   Over
-----------------------------------------------------------------------
Office Properties continued:
   Woodlands Tech, MO              $    686          4/97     1-30 yrs.
   Edinburgh Center, NC               1,699          1/98     1-30 yrs.
   One Pacific Place, NE              1,849          5/98     1-30 yrs.
   25 Independence, NJ                2,184          9/97     1-30 yrs.
   Bridgewater Exec Quarters
    I and II, NJ                      2,024          9/97     1-30 yrs.
   Executive Place, NJ                  949          8/98     1-30 yrs.
   Fairfield Business
    Quarters, NJ                        415          9/97     1-30 yrs.
   Frontier Executive
    Quarters I and II, NJ             4,636          9/97     1-30 yrs.
   Gatehall I, NJ                     1,042          9/97     1-30 yrs.
   Morristown Medical Offices, NJ       215          9/97     1-30 yrs.
   Vreeland Business Center, NJ         804          6/98     1-30 yrs.
   Citibank, NV                       2,320          9/97     1-30 yrs.
   Clark Avenue, NV                     324          9/97     1-30 yrs.
   Poplar Towers, TN                    243          7/99     1-30 yrs.
   Thousand Oaks, TN                  4,596         12/97     1-30 yrs.
   700 South Washington, VA           1,088          4/97     1-30 yrs.
   Cameron Run, VA                    1,980          1/98     1-30 yrs.
   Totem Valley Business
    Center, WA                          292          7/99     1-30 yrs.
-----------------------------------------------------------------------
Office Total                         79,976
-----------------------------------------------------------------------

Industrial Properties:
   Bellanca Airport Park, CA             --          2/99     n/a
   Coronado Industrial, CA              354          9/97     n/a
   East Anaheim, CA                     367         10/97     1-30 yrs.
   Rollins Road, CA                     203         11/00     1-30 yrs.
   Springdale Commerce Center,
    CA                                  521          9/97     1-30 yrs.
   Gateway Park Industrial, CO        3,858          7/98     1-30 yrs.
   Lake Point Business Park, FL         866          4/97     1-30 yrs.
   Navistar International, IL (5)     2,335          3/84       40 yrs.
   Covance Business Center, IN        1,301          7/98     1-30 yrs.
   Park 100, IN (5)                     776         10/86     5-25 yrs.
   J.I. Case Equipment
    Corp., KS (5)                       681          3/84       40 yrs.
   Canton Business Center, MA           689          3/98     1-30 yrs.
   Fisher-Pierce Industrial, MA         370          4/97     1-30 yrs.

                      GLENBOROUGH REALTY TRUST INCORPORATED
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 2000
                                 (in thousands)



------------------------------------------------------------------------------------------------------------------------------
            COLUMN A                   COLUMN B            COLUMN C           COLUMN D                  COLUMN E
------------------------------------------------------------------------------------------------------------------------------
                                                                               Costs
                                                                            Capitalized/
                                                                             (Reduced)
                                                       Initial Cost to      Subsequent to       Gross Amount Carried at
                                                         Company (1)       Acquisition (4)         December 31, 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                Buildings                              Buildings
                                                                   and                                    and
Description                         Encumbrances      Land     Improvements Improvements     Land     Improvements   Total (3)
------------------------------------------------------------------------------------------------------------------------------
Industrial Properties continued:
   Flanders Industrial Park, MA       $     --      $    739     $  5,634     $    511     $    739     $  6,145    $    6,884
   Forest Street Business
    Center, MA                              --           228        1,801           48          228        1,849         2,077
   Southworth-Milton, MA                    (6)        1,922        7,652           80        1,922        7,732         9,653
   Navistar International, MD (5)           --           356        4,911       (1,879)         356        3,032         3,387
   Winnetka Industrial Center, MN           --         1,190        4,737          634        1,190        5,371         6,560
   Cottontail Distribution
    Center, NJ                           6,758         1,616       16,278           74        1,616       16,352        17,967
   Eatontown Industrial, NJ                 --           765        1,963           30          765        1,993         2,758
   Fox Hollow Business
    Quarters I, NJ                          --         1,576        2,358          472        1,576        2,830         4,406
   One Taft Industrial, NJ                  --         1,326        4,975          269        1,326        5,244         6,570
   Palms Business Center III
    and South, NV                           (7)        8,118       19,817        1,004        8,118       20,821        28,940
   Palms Business Center IV
    and North, NV                           (7)        3,118       10,339          320        3,118       10,659        13,777
   Lehigh Valley, PA                        --         1,748       12,826          614        1,748       13,440        15,188
   Valley Forge Corp Ctr, PA                --         2,505       33,359          976        2,505       34,335        36,840
   J.I. Case Equipment
    Corp., TN (5)                           --           187        2,583         (988)         187        1,595         1,782
   Kent Business Park, WA                   --         1,211        4,822          113        1,211        4,935         6,146
------------------------------------------------------------------------------------------------------------------------------
Industrial Total                        97,964        68,486      240,753         (678)      68,486      240,075       308,561
------------------------------------------------------------------------------------------------------------------------------
Retail Properties:
   Westwood Plaza, FL (5)                   --         2,599        5,110        2,763        2,599        7,873        10,472
   Westbrook Commons, IL                    --         3,067       12,213          820        3,067       13,033        16,100
   Cross Creek Retail Centre, IN         4,923         1,517        4,351          243        1,517        4,594         6,111
   Geist Retail Centre, IN               4,267         1,012        4,828          277        1,012        5,105         6,117
   Woodfield Centre, IN                     --           765        4,685          318          765        5,003         5,768
------------------------------------------------------------------------------------------------------------------------------
Retail Total                             9,190         8,960       31,187        4,421        8,960       35,608        44,568
------------------------------------------------------------------------------------------------------------------------------
Multifamily Properties and Other:
   Springs of Indian Creek, TX          26,600         2,826       34,885           42        2,826       34,927        37,753
   Miscellaneous Investments                --            --           --       (5,959)          --       (5,959)       (5,959)
------------------------------------------------------------------------------------------------------------------------------
Multifamily and Other Total             26,600         2,826       34,885       (5,917)       2,826       28,968        31,794
------------------------------------------------------------------------------------------------------------------------------
Combined Total                        $450,624      $179,180     $991,319     $ 38,067     $179,180     $1,029,386  $1,208,566
==============================================================================================================================


------------------------------------------------------------------------
            COLUMN A                COLUMN F       COLUMN G     COLUMN H
------------------------------------------------------------------------





------------------------------------------------------------------------
                                                                 Life
                                      Accum.         Date       Deprec.
Description                          Deprec.      Acquired (1)   Over
------------------------------------------------------------------------
Industrial Properties continued:
   Flanders Industrial Park, MA     $    620          3/98     1-30 yrs.
   Forest Street Business
    Center, MA                           179          3/98     1-30 yrs.
   Southworth-Milton, MA                 967          4/97     1-30 yrs.
   Navistar International, MD (5)      1,021          3/84       40 yrs.
   Winnetka Industrial Center, MN        627          9/97     1-30 yrs.
   Cottontail Distribution
    Center, NJ                         1,499          6/98     1-30 yrs.
   Eatontown Industrial, NJ              237          9/97     1-30 yrs.
   Fox Hollow Business
    Quarters I, NJ                       339          9/97     1-30 yrs.
   One Taft Industrial, NJ               618          9/97     1-30 yrs.
   Palms Business Center III
    and South, NV                      2,353         10/97     1-30 yrs.
   Palms Business Center IV
    and North, NV                      1,192         10/97     1-30 yrs.
   Lehigh Valley, PA                   1,413          1/98     1-30 yrs.
   Valley Forge Corp Ctr, PA           3,379          1/98     1-30 yrs.
   J.I. Case Equipment
    Corp., TN (5)                        538          3/84       40 yrs.
   Kent Business Park, WA                593          9/97     1-30 yrs.
------------------------------------------------------------------------
Industrial Total                      27,896
------------------------------------------------------------------------
Retail Properties:
   Westwood Plaza, FL (5)              3,033          1/88     1-30 yrs.
   Westbrook Commons, IL               1,544          9/97     1-30 yrs.
   Cross Creek Retail Centre, IN         426          4/98     1-30 yrs.
   Geist Retail Centre, IN               475          4/98     1-30 yrs.
   Woodfield Centre, IN                  469          4/98     1-30 yrs.
------------------------------------------------------------------------
Retail Total                           5,947
------------------------------------------------------------------------
Multifamily Properties and Other:
   Springs of Indian Creek, TX         1,242          2/99     1-30 yrs.
   Miscellaneous Investments              --
------------------------------------------------------------------------
Multifamily and Other Total            1,242
------------------------------------------------------------------------
Combined Total                      $115,061
========================================================================

                      GLENBOROUGH REALTY TRUST INCORPORATED
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 2000
                                 (in thousands)




(1) Initial cost and date acquired by GRT Predecessor Entities, where applicable.

(2) The Company holds a participating first mortgage interest in the property. In accordance with GAAP, the Company is accounting for the property as though it holds fee title.

(3)     The aggregate cost for Federal income tax purposes is $1,026,351.

(4)     Bracketed amounts represent reductions to carrying value.

(5) Initial Cost represents original book value carried forward from the financial statements of the GRT Predecessor Entities.

(6)     Cross collateralized loan secured by nine properties - $49,863.

(7)     Cross collateralized loan secured by 19 properties - $170,899.

                      GLENBOROUGH REALTY TRUST INCORPORATED
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000
                                 (in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31:

                                             2000              1999              1998
                                         -----------       -----------       -----------
Rental Property:

Balance at beginning of year             $ 1,756,061       $ 1,825,308       $   866,431

Additions during year:

Property acquisitions and additions           79,214           119,251         1,013,170

Retirements/sales                           (620,710)         (183,545)          (54,293)

Provision for impairment                      (4,800)               --                --

Miscellaneous                                 (1,199)           (4,953)               --
                                         -----------       -----------       -----------

Balance at end of year                   $ 1,208,566       $ 1,756,061       $ 1,825,308
                                         ===========       ===========       ===========

Accumulated Depreciation:

Balance at beginning of year             $   114,170       $    82,869       $    41,213

Additions during year:

Depreciation                                  55,356            56,004            49,450
Acquisitions                                      --                --                --

Retirements/sales                            (54,465)          (24,703)           (7,794)
                                         -----------       -----------       -----------

Balance at end of year                   $   115,061       $   114,170       $    82,869
                                         ===========       ===========       ===========

                      GLENBOROUGH REALTY TRUST INCORPORATED
         SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

                                December 31, 2000
                                 (in thousands)

       COLUMN A                   COLUMN B             COLUMN C             COLUMN D             COLUMN E       COLUMN F
Description of Loan and       Current Interest                          Periodic Payment
Securing Property                   Rate           Maturity Date            Terms              Prior Liens     Face Amount
-----------------             ----------------     -------------        ----------------       -----------     -----------
First Mortgage Loan                                                       Quarterly
Secured by land located in                                              interest-only
Aurora, Colorado                   13%                7/1/05               payments               None         $   34,349
                                                                                                               ==========



                                            COLUMN G                    COLUMN H
                                         Carrying Amount,        Principal Amount of Loans
Description of Loan and                 including accrued          Subject to Delinquent
Securing Property                           interest               Principal or Interest
-----------------                       -----------------        -------------------------
First Mortgage Loan
Secured by land located in
Aurora, Colorado                           $   37,250                     None
                                           ==========

                      GLENBOROUGH REALTY TRUST INCORPORATED
         SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

                                December 31, 2000
                                 (in thousands)

The following is a summary of changes in the carrying amount of mortgage loans for the years ended December 31, 2000, 1999 and 1998:

                                    2000           1999           1998
                                  --------       --------       --------
Balance at beginning of year      $ 37,582       $ 42,420       $  3,692

Additions during year:

   New mortgage loans                   --          1,141         39,613
    Interest accruals                2,075          1,296             --

Deductions during year:

   Collections of principal         (2,407)        (4,396)          (885)
   Reduction in principal               --         (1,600)            --
   Loss on sale                         --         (1,229)            --
                                  --------       --------       --------


Balance at end of year            $ 37,250       $ 37,582       $ 42,420
                                  ========       ========       ========

                                   SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                                   By: Glenborough Realty Trust Incorporated,

Date:  March 21, 2001                   /s/ Robert Batinovich
                                        ----------------------------------------
                                        Robert Batinovich
                                        Chairman of the Board
                                        and Chief Executive Officer

Date: March 21, 2001                    /s/ Andrew Batinovich
                                        ----------------------------------------
                                        Andrew Batinovich
                                        Director, President and
                                        Chief Operating Officer

Date: March 21, 2001                    /s/ Stephen Saul
                                        ----------------------------------------
                                        Stephen Saul
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Date: March 21, 2001                    /s/ Brian Peay
                                        ----------------------------------------
                                        Brian Peay
                                        Vice President,
                                        Finance and Accounting
                                        (Principal Accounting Officer)

Date: March 21, 2001                    /s/ Laura Wallace
                                        ----------------------------------------
                                        Laura Wallace
                                        Director

                                  EXHIBIT INDEX

Exhibit
Number          Exhibit Title
------          -------------
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

 3.03           The Company's Form of Articles Supplementary relating to the
                7 3/4% Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.03 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

 4.02 Form of 7 3/4% Series A Convertible Preferred Stock Certificate of the Company is incorporated herein by reference to Exhibit
                4.1 to the Company's Registration Statement on Form 8-A which was filed on January 22, 1998.

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

10.06 Registration Agreement between the Company and GPA, Ltd. is incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December
                31, 1995.

10.07 Indemnification Agreement for Glenborough Realty Corporation and the Company, with Robert Batinovich as indemnitor is incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December
                31, 1995.

10.08           Purchase Agreement, dated as of September 25, 2000, between the
                Company and Bush Gardens, LLC, related to the sale of the Company's Multifamily Portfolio, is incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K, filed on January 16, 2001.

10.09           First Amendment to the Purchase Agreement, dated as of November
                10, 2000, between the Company and Bush Gardens, LLC, related to the sale of the Company's Multifamily Portfolio, is incorporated herein by reference to Exhibit 2.1.1 to the Company's Form 8-K, filed on January 16, 2001.

Exhibit
Number          Exhibit Title
------          -------------
10.10           Second Amendment to the Purchase Agreement, dated as of November
                30, 2000, between the Company and Bush Gardens, LLC, related to the sale of the Company's Multifamily Portfolio, is incorporated herein by reference to Exhibit 2.1.2 to the Company's Form 8-K, filed on January 16, 2001.

10.11           Third Amendment to the Purchase Agreement, dated as of December
                12, 2000, between the Company and Bush Gardens, LLC, related to the sale of the Company's Multifamily Portfolio, is incorporated herein by reference to Exhibit 2.1.3 to the Company's Form 8-K, filed on January 16, 2001.

10.12           Fourth Amendment to the Purchase Agreement, dated as of December
                20, 2000, between the Company and Bush Gardens, LLC, related to the sale of the Company's Multifamily Portfolio, is incorporated herein by reference to Exhibit 2.1.4 to the Company's Form 8-K, filed on January 16, 2001.

10.13           Fifth Amendment to the Purchase Agreement, dated as of December
                22, 2000, between the Company and Bush Gardens, LLC, related to the sale of the Company's Multifamily Portfolio, is incorporated herein by reference to Exhibit 2.1.5 to the Company's Form 8-K, filed on January 16, 2001.

10.14           Guaranty Agreement, dated as of September 25, 2000, between the
                Company and Bush Gardens, LLC, related to the sale of the Company's Multifamily Portfolio, is incorporated herein by reference to Exhibit 2.2 to the Company's Form 8-K, filed on January 16, 2001.

10.15 Stock Repurchase Agreement, dated as of September 25, 2000, between the Company and Bush Gardens, LLC, related to the sale of the Company's Multifamily Portfolio, is incorporated herein by reference to Exhibit 2.3 to the Company's Form 8-K, filed on January 16, 2001.

11.01           Statement re: Computation of Per Share Earnings is shown in Note
                12 of the Consolidated Financial Statements of the Company in
                Item 14.

12.01           Computation of Ratio of Earnings to Fixed Charges and Ratio of
                Earnings to Fixed Charges and Preferred Dividends

21.01           Significant Subsidiaries of the Registrant

23.01           Consent of Arthur Andersen LLP, independent public accountants


*       Indicates management contract or compensatory plan or arrangement.