Form 10-K405/A
period 2000-12-31
GLENBOROUGH REALTY TRUST INC
filed 2001-04-27
CIK 929454

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14162

                      GLENBOROUGH REALTY TRUST INCORPORATED
             (Exact name of Registrant as specified in its charter)

                       Maryland                                                         94-3211970
             ---------------------------                                          ----------------------
             (State or other jurisdiction                                            (I.R.S. Employer
           of incorporation or organization)                                        Identification No.)

               400 South El Camino Real,                                                94402-1708
   Suite 1100 San Mateo, California - (650) 343-9300                                  --------------
   -------------------------------------------------                                    (Zip Code)
        (Address of principal executive offices
                 and telephone number)

              Securities registered under Section 12(b) of the Act:

                                                                                     Name of Exchange
                 Title of each class:                                              on which registered:
                 --------------------                                              --------------------
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

     As of March 15, 2001, 26,993,247 shares of Common Stock ($.001 par value) and 10,097,800 shares of 7 3/4% Series A Convertible Preferred Stock ($.001 par value, $25 per share liquidation value) were outstanding.

EXPLANATORY NOTE

This amendment to Glenborough Realty Trust Incorporated's Annual Report on Form 10-K for the year ended December 31, 2000 which was filed with the Securities Exchange Commission on March 21, 2001 is being filed to include revised Item 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. No further changes have been made to the Form 10-K.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Management

         The following table states the number of shares of Glenborough's common stock beneficially owned by each current Director, the Chief Executive Officer, the four other most highly compensated executive officers and by all Directors and executive officers as a group, as of February 28, 2001.

                                                                                            PERCENTAGE OF SHARES OF
                                                 AMOUNT AND                                     OF COMMON STOCK
                                                  NATURE OF             PERCENTAGE OF           OUTSTANDING AND
       NAME AND BUSINESS ADDRESS OF               BENEFICIAL                SHARES           OPERATING PARTNERSHIP
            BENEFICIAL OWNER(4)                 OWNERSHIP(1)(6)         OUTSTANDING(2)               UNITS(3)
       ----------------------------             ---------------         --------------      -----------------------
Robert Batinovich (5)(7)                         2,006,527                  7.22%                    5.23%
Andrew Batinovich (7)                              800,076                  2.91%                    2.09%
Sandra L. Boyle (7)                                143,067                    *                        *
Stephen R. Saul                                     77,386                    *                        *
Daniel Levin                                         8,000                    *                        *
Patrick Foley                                       44,773                    *                        *
Richard A. Magnuson                                 30,000                    *                        *
Laura Wallace                                       31,300                    *                        *
Richard C. Blum                                     21,000                    *                        *
All directors and executive officers
     as a group (10 persons)                     3,261,257                 11.41%                    8.34%

--------------------------

*      less than 1.0%

(1) Certain of the officers hold or control limited partnership interests in Glenborough Partners, a California limited partnership ("Partners"), which holds an interest in Glenborough Properties, L.P., a California limited partnership (the "Operating Partnership"), in which Glenborough holds an interest both as general partner and as limited partner. Such officers, through their interest in Partners, share indirectly, with Glenborough, in the net income or loss and any distributions of the Operating Partnership. Pursuant to the partnership agreement of the Operating Partnership, Partners holds certain redemption rights under which its interests in the Operating Partnership could at some point be redeemed in exchange for shares of Glenborough's Common Stock; the figures shown include the respective officer's indirect beneficial interest in such shares.
(2) Assumes that all Operating Partnership Units and Glenborough's Series A Convertible Preferred Stock beneficially owned by the person, directly or indirectly, are exchanged for or converted into shares of Glenborough's Common Stock, that none of the Operating Partnership Units or Series A Convertible Preferred Stock held by other persons are so exchanged or converted, that all stock options exercisable within 60 days of the Record Date owned by the person are exercised and that no stock options held by other persons are exercised.
(3) Assumes that all Operating Partnership Units and Glenborough's Series A Convertible Preferred Stock, including those beneficially owned by the person, directly or indirectly, are exchanged for or converted into shares of Glenborough's Common Stock, that all stock options exercisable within 60 days of the Record Date owned by the person are exercised and that no stock options held by other persons are exercised.
(4) The business address of such person is 400 South El Camino Real, Suite 1100, San Mateo, California 94402-1708.
(5) Excludes (i) 2,428 shares of Glenborough's Common Stock that may be issued upon the redemption of Partners' interest in the Operating Partnership, which represents Angela Batinovich's portion of all shares of Glenborough's Common Stock that may be issued to Partners upon such redemption, (ii) 541 shares of Glenborough's Common Stock which represents Angela Batinovich's portion of all shares of Glenborough's Common Stock that is owned by Partners, (iii) 95 shares of Glenborough's Common Stock that would be acquired by a trust as to which Angela Batinovich is sole beneficiary and an independent third party is trustee, which represents such trust's portion of all shares of Glenborough's Common Stock that would be acquired by Partners upon conversion of shares of Glenborough's Series A Convertible Preferred Stock that is owned by Partners, (iv) 7,190 shares of Glenborough's Common Stock which represents such trust's portion of all shares of Glenborough's Common Stock that would be acquired by such trust upon conversion of shares of Glenborough's Series A Convertible Preferred Stock that are owned by such trust, (v) 200 shares of Glenborough's Common Stock owned by such trust, and (vi) 111,857 shares of the Company's Common Stock held by S.S. Rainbow, a California limited partnership ("S.S. Rainbow") in which Robert Batinovich's adult son, Andrew Batinovich, is general partner, and his daughter, Angela Batinovich, is a limited partner.
(6) Includes shares of Common Stock issuable pursuant to options exercisable within 60 days of the Record Date, as shown in the following table:


           Name                     Number of Shares               Name                           Number of Shares
           --------------------     --------------------           ---------------------------    -------------------

           Robert Batinovich              600,000                  Patrick Foley                        23,000
           Andrew Batinovich              473,964                  Richard C. Blum                      16,000
           Sandra L. Boyle                 96,121                  Richard Magnuson                     23,000
           Stephen Saul                    66,361                  Laura Wallace                        23,000
           Daniel Levin                         0                  All directors and executive
                                                                     officers as a group             1,371,392

(7) The breakdown of the amount shown as beneficial ownership is set forth in the table below.

                                                                                                      and Executive
                                                                    Robert        Andrew   Sandra L.       Officers
                                                                Batinovich    Batinovich       Boyle     as a Group
                                                             -------------------------------------------------------
The number of shares of Glenborough's Common Stock owned
directly by the officer                                          1,164,435       207,392      46,535      1,531,820

The number of shares of Glenborough's Common Stock that may be issued upon:

o    redemption of the officer's interest in the
     Operating Partnership.                                         69,166             0           0         69,166

o    redemption of Partners' interest in the Operating
     Partnership, which represents the officer's portion of
     all shares of Glenborough's Common Stock that may be
     issued to Partners upon such redemption.                      131,027         5,440         326        137,244

The number of shares of Glenborough's Common Stock which
represents the officer's portion of all shares of
Glenborough's Common Stock that is owned by Partners.               29,176         1,211          73         30,560

Includes the indicated number of shares of Glenborough's
Common Stock beneficially held by Andrew Batinovich through
a family partnership, in which Andrew Batinovich is sole
general partner and his sister, Angela Batinovich, is a
limited partner.                                                         0        56,488           0         56,488

Includes the indicated number of shares of Glenborough's
Common Stock beneficially held by Angela Batinovich through
a family partnership.                                                    0        55,369           0         55,369

The number of shares of Glenborough's Common Stock which
represents the officer's portion of all shares of
Glenborough's Common Stock that would be acquired by
Partners upon conversion of the shares of Glenborough's
Series A Convertible Preferred Stock that are owned by
Partners.                                                            5,107           212          13          5,350

The number of shares of Glenborough's Common Stock that
would be acquired by the officer upon conversion of shares
of Glenborough's Series A Convertible Preferred Stock that
are owned by the officer.                                            7,615             0           0          8,453

(b) Securities Ownership of Certain Beneficial Owners

         The following table provides information about the only known beneficial owners of more than five percent of Glenborough's outstanding common stock, based solely on the most recent Schedule 13G received by Glenborough and our records.

                                                                                            PERCENTAGE OF SHARES OF
                                                  AMOUNT AND                                     OF COMMON STOCK
                                                  NATURE OF             PERCENTAGE OF           OUTSTANDING AND
       NAME AND BUSINESS ADDRESS OF               BENEFICIAL                SHARES           OPERATING PARTNERSHIP
             BENEFICIAL OWNER                     OWNERSHIP            OUTSTANDING(1)               UNITS(2)
       ----------------------------               ----------           --------------       -----------------------
Franklin Resources, Inc.
    and affiliates (3)                            5,895,384                  19.7%                    17.9%
FMR Corp. (4)                                     2,182,121                   8.1%                     7.2%
T. Rowe Price Associates, Inc. (5)                1,681,000                   6.2%                     5.6%
Robert Batinovich (6)                             1,406,527                   5.2%                     4.7%

---------------------------
(1) Assumes that Glenborough's Series A Convertible Preferred Stock beneficially owned by the person, directly or indirectly, are exchanged for or converted into shares of Glenborough's Common Stock, and that none of the Series A Convertible Preferred Stock held by other persons are so converted.
(2) Assumes the exchange of all outstanding Operating Partnership Units for shares of Common Stock. Assumes that none of the shares of Series A Convertible Preferred Stock held by other persons are converted into shares of Common Stock, and assumes that none of the options held by other persons are exercised.
(3) Franklin Resources, Inc. ("FRI"), 777 Mariners Island Boulevard, San Mateo, CA 94404. The securities are beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisor subsidiaries (the "Adviser Subsidiaries") of FRI. Such advisory contracts grant to such Adviser Subsidiaries all investment and/or voting power over the securities owned by such advisory clients. Therefore, such Adviser Subsidiaries may be deemed to be the beneficial owner of these securities. Charles B. Johnson and Rupert H. Johnson (the "Principal Shareholders") each own in excess of 10% of the outstanding Common Stock of FRI and are the principal shareholders of FRI. FRI and the Principal Shareholders may be deemed to be the beneficial owner of securities held by persons and entities advised by FRI subsidiaries. FRI, the Principal Shareholders and each of the Adviser Subsidiaries disclaim any economic interest or beneficial ownership in any of the securities. The figure shown in the table includes 2,874,282 shares of Common Stock that would result upon the conversion of 3,774,500 shares of Convertible Preferred Stock. Franklin Advisers, Inc. has sole power to vote or to direct the vote, as well as sole power to dispose or to direct the disposition, of 5,795,528 shares. Franklin Management, Inc. has sole power to dispose or to direct the disposition, of 99,856 shares.
(4) FMR Corp. ("FMR"), 82 Devonshire Street, Boston, Massachusetts 02109. Fidelity Management & Research Company ("Fidelity") is a wholly-owned subsidiary of FMR Corp. ("FMR") and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 (the "Investment Act"). The figure shown in the table includes 139,750 shares of Common Stock that would result upon the conversion of 183,400 shares of Convertible Preferred Stock. Fidelity is the beneficial owner of 803,861 shares of such Common Stock as a result of acting as investment adviser to various investment companies. Edward C. Johnson 3d, FMR, through its control of Fidelity, and the Funds each has sole power to dispose of the 803,861 shares owned by the Funds. Neither FMR nor Edward C. Johnson 3d, Chairman of FMR, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. Fidelity Management Trust Company ("Fidelity Trust"), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 1,378,260 shares of such Common Stock as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR, through its control of Fidelity Trust, each has sole dispositive power over 1,378,260 shares of Common Stock, and sole power to vote or direct the voting of 1,343,970 shares, and no power to vote or direct the voting of 34,290 shares, owned by the institutional account(s) as reported above.
(5) T. Rowe Price Associates, Inc. ("Price Associates"), 100 E. Pratt Street, Baltimore, Maryland 21202. These securities are owned by various individual and institutional investors, for which Price Associates serves as investment advisor with power to vote or direct the vote of 330,600 shares, and sole power to dispose or to direct the disposition of 1,681,000 shares. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.
(6)    See footnotes (5), (6) and (7) for table below.

                                   SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLENBOROUGH REALTY TRUST
                                        INCORPORATED

      Date:  April 27, 2001             /s/ Andrew Batinovich
                                        --------------------------------------
                                        Andrew Batinovich
                                        Director, President and
                                        Chief Operating Officer