Form 10-Q
period 2001-03-31
GLENBOROUGH REALTY TRUST INC
filed 2001-05-15
CIK 929454

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        COMMISSION FILE NUMBER: 001-14162


                      GLENBOROUGH REALTY TRUST INCORPORATED
             (Exact name of registrant as specified in its charter)

           Maryland                                       94-3211970
---------------------------------                     -------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

     400 South El Camino Real,
  Suite 1100, San Mateo, California
          (650) 343-9300                                  94402-1708
---------------------------------------                   ----------
(Address of principal executive offices                   (Zip Code)
and telephone number)

             Securities registered under Section 12(b) of the Act:

                                                    Name of Exchange
   Title of each class:                           on which registered:
   --------------------                           --------------------
Common Stock, $.001 par value                   New York Stock Exchange
7.75% Series A Convertible Preferred            New York Stock Exchange
Stock, $.001 par value

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

                                Yes [X]   No [ ]

As of May 11, 2001, 26,989,534 shares of Common Stock ($.001 par value) and 10,097,800 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value) were outstanding.

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED

                                                                                       PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements of Glenborough Realty
         Trust Incorporated (Unaudited):

         Consolidated Balance Sheets at March 31, 2001 and December 31, 2000              3

         Consolidated Statements of Income for the three months ended
         March 31, 2001 and 2000                                                          4

         Consolidated Statement of Stockholders' Equity for the three months
         ended March 31, 2001                                                             5

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2001 and 2000                                                        6-7

         Notes to Consolidated Financial Statements                                     8-17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                     18-23

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                23

Item 4.  Submission of Matters to a Vote of Security Holders                              23

Item 6.  Exhibits and Reports on Form 8-K                                                 23

SIGNATURES                                                                                24

EXHIBIT INDEX                                                                             25



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      GLENBOROUGH REALTY TRUST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)

                                                                         March 31,        December 31,
                                                                           2001              2000
                                                                        -----------       -----------
ASSETS
      Rental properties, gross                                          $ 1,242,453       $ 1,208,566
      Accumulated depreciation                                             (122,836)         (115,061)
                                                                        -----------       -----------
      Rental properties, net                                              1,119,617         1,093,505
      Investments in Land and Development                                    75,645            86,286
      Investments in Operating Joint Ventures                                 9,199             9,119
      Mortgage loan receivable                                               38,011            37,250
      Cash and cash equivalents                                              22,570           102,195
      Other assets                                                           42,666            42,803
                                                                        -----------       -----------
            TOTAL ASSETS                                                $ 1,307,708       $ 1,371,158
                                                                        ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Mortgage loans                                                    $   451,928       $   450,624
      Unsecured term debt                                                    35,822           125,000
      Unsecured bank line                                                    63,705            31,053
      Other liabilities                                                      26,288            26,871
                                                                        -----------       -----------
         Total liabilities                                                  577,743           633,548
                                                                        -----------       -----------
Commitments and contingencies                                                    --                --
Minority interest                                                            68,076            68,754
Stockholders' Equity:
      Common stock, 26,989,534 and 26,991,770  shares issued
         and outstanding at March 31, 2001 and
         December 31, 2000, respectively                                         27                27
      Preferred stock, 10,097,800 shares issued and outstanding at
          March 31, 2001 and December 31, 2000                                   10                10
      Additional paid-in capital                                            763,137           763,974
      Deferred compensation                                                  (1,086)           (1,143)
      Retained earnings (deficit)                                          (100,199)          (94,012)
                                                                        -----------       -----------
         Total stockholders' equity                                         661,889           668,856
                                                                        -----------       -----------
               TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY                                                $ 1,307,708       $ 1,371,158
                                                                        ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 2001 and 2000
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                              2001               2000
                                                          ------------       ------------
REVENUE
      Rental revenue                                      $     43,904       $     63,161
      Fees and reimbursements from affiliates                    2,310                468
      Interest and other income                                  1,952              1,216
      Equity in earnings of Associated Company                      --                 46
      Equity in earnings (losses) of unconsolidated
            operating joint ventures                                52                (31)
      Net gain (loss) on sales of real estate assets                58               (695)
                                                          ------------       ------------
         Total revenue                                          48,276             64,165
                                                          ------------       ------------
EXPENSES
      Property operating expenses                               14,093             21,557
      General and administrative                                 3,083              2,309
      Depreciation and amortization                             10,838             15,129
      Interest expense                                           8,876             16,347
                                                          ------------       ------------
         Total expenses                                         36,890             55,342
                                                          ------------       ------------
Income from operations before minority interest and
 extraordinary item                                             11,386              8,823
Minority interest                                                 (587)              (306)
                                                          ------------       ------------
Net income before extraordinary item                            10,799              8,517
Extraordinary item:
Net loss on early extinguishment of debt                          (763)              (466)
                                                          ------------       ------------
Net income                                                      10,036              8,051
Preferred dividends                                             (4,891)            (5,488)
                                                          ------------       ------------
Net income available to Common Stockholders               $      5,145       $      2,563
                                                          ============       ============
Basic Per Share Data:
Net income before extraordinary item                      $       0.22       $       0.10
Extraordinary item                                               (0.03)             (0.02)
                                                          ------------       ------------
Net income available to Common Stockholders               $       0.19       $       0.08
                                                          ============       ============
Basic weighted average shares outstanding                   26,992,324         30,355,685
                                                          ============       ============
Diluted Per Share Data:
Net income before extraordinary item                      $       0.22       $       0.10
Extraordinary item                                               (0.03)             (0.02)
                                                          ------------       ------------
Net income available to Common Stockholders               $       0.19       $       0.08
                                                          ============       ============
Diluted weighted average shares outstanding                 30,476,401         34,096,464
                                                          ============       ============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 2001
                                 (in thousands)
                                   (Unaudited)

                                                 Common Stock            Preferred Stock
                                             ---------------------     -------------------
                                                                                             Additional                Retained
                                                                                             Paid-in      Deferred     Earnings
                                              Shares     Par Value     Shares    Par Value   Capital      Compensation (Deficit)
                                             --------    ---------     -------   ---------   ----------   ------------ ---------
Balance at December 31, 2000                   26,982    $      27      10,098   $      10   $ 763,974    $  (1,143)   $ (94,012)

Exercise of stock options                          10           --          --          --         298           --           --

Cancellation of stock grants                       (3)          --          --          --          --           --           --

Conversion of Operating Partnership units
     into common stock                              1           --          --          --      (1,135)          --           --

Amortization of deferred compensation              --           --          --          --          --           57           --

Dividends                                          --           --          --          --          --           --      (16,223)

Net income                                         --           --          --          --          --           --       10,036
                                            ---------    ---------   ---------   ---------   ---------    ---------    ---------

Balance at March 31, 2001                      26,990    $      27      10,098   $      10   $ 763,137    $  (1,086)   $(100,199)
                                            =========    =========   =========   =========   =========    =========    =========

                                                Total
                                                ------
Balance at December 31, 2000                $ 668,856

Exercise of stock options                         298

Cancellation of stock grants                       --

Conversion of Operating Partnership units
     into common stock                         (1,135)

Amortization of deferred compensation              57

Dividends                                     (16,223)

Net income                                     10,036
                                            ---------

Balance at March 31, 2001                   $ 661,889
                                            =========




              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                                 (in thousands)
                                   (Unaudited)

                                                                                       2001         2000
                                                                                     ---------    ---------
Cash flows from operating activities:
      Net income                                                                     $  10,036    $   8,051
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization                                               10,838       15,129
            Amortization of loan fees, included in
               interest expense                                                            387          639
            Minority interest in income from operations                                    587          306
            Equity in earnings of Associated Company                                        --          (46)
            Equity in (earnings) losses of unconsolidated operating joint ventures         (52)          31
            Net (gain) loss on sales of real estate assets                                 (58)         695
            Net loss on early extinguishment of debt                                       763          466
            Amortization of deferred compensation                                           57           28
            Changes in certain assets and liabilities, net                              (1,746)      (7,342)
                                                                                      --------      -------
               Net cash provided by operating activities                                20,812       17,957
                                                                                      --------      -------
Cash flows from investing activities:
      Net proceeds from sales of real estate assets                                     19,971       20,181
      Additions to real estate assets                                                  (37,526)      (7,013)
      Deposits on prospective acquisitions                                                (958)          --
      Investments in Land and Development, net                                          (8,751)        (102)
      Investments in Operating Joint Ventures                                               --       (3,789)
      Additions to mortgage loans receivable                                            (1,253)        (959)
      Principal receipts on mortgage loans receivable                                      492        1,141
      Repayments of notes receivable                                                        --          992
      Distributions from Associated Company                                                 --          191
                                                                                      --------      -------
               Net cash provided by (used for) investing activities
                                                                                       (28,025)      10,642
                                                                                      --------      -------
Cash flows from financing activities:
      Proceeds from borrowings                                                          92,022      130,239
      Repayment of borrowings                                                         (147,244)     (39,274)
      Retirement of Series A Senior Notes (less loss on
      retirement of $466 in 2000)                                                           --      (87,526)
      Distributions to minority interest holders                                        (1,265)      (1,520)
      Dividends to stockholders                                                        (16,223)     (18,431)
      Exercise of stock options                                                            298           --
      Repurchases of common stock                                                           --      (16,335)
      Repurchases of preferred stock                                                        --       (1,388)
                                                                                      --------      -------
            Net cash used for financing activities                                     (72,412)     (34,235)
                                                                                      --------      -------

                                    continued



              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
               For the three months ended March 31, 2001 and 2000
                                 (in thousands)
                                   (Unaudited)

                                                                                            2001         2000
                                                                                         ---------    ---------
Net decrease in cash and cash equivalents                                                  (79,625)      (5,636)

Cash and cash equivalents at beginning of period                                           102,195        6,482
                                                                                         ---------    ---------
Cash and cash equivalents at end of period                                               $  22,570    $     846
                                                                                         =========    =========

Supplemental disclosure of cash flow information:

      Cash paid for interest (net of capitalized interest of $1,532 and $788 in
            2001 and 2000, respectively)                                                 $   9,183    $  16,823
                                                                                         =========    =========
Supplemental disclosure of Non-Cash Investing and Financing Activities:
      Assumption of first trust deed notes payable in acquisition of real estate         $      --    $   4,300
                                                                                         =========    =========
      Disposition of real estate involving buyer's assumption of first trust deed
            notes payable                                                                $      --    $  20,571
                                                                                         =========    =========
      Acquisition of real estate assets from development alliances                       $  19,365    $      --
                                                                                         =========    =========
      Conversion of Operating Partnership units into common stock, at current
            market value of common stock                                                 $  (1,135)   $     145
                                                                                         =========    =========






              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2001


NOTE 1. ORGANIZATION

Glenborough Realty Trust Incorporated (the "Company") was incorporated in the State of Maryland on August 26, 1994. The Company commenced operations on January 1, 1996. The Company has elected to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). The common and preferred stock of the Company (the "Common Stock" and the "Preferred Stock", respectively) are listed on the New York Stock Exchange ("NYSE") under the trading symbols "GLB" and "GLB Pr A", respectively.

As of March 31, 2001, 26,989,534 shares of Common Stock and 10,097,800 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Under the Company's Common and Preferred Stock repurchase authorizations which were approved by the Company's Board of Directors in 1999, 6,086,816 shares of Common Stock and 1,402,200 shares of Preferred Stock have been repurchased as of March 31, 2001.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a 88.77% limited partner interest at March 31, 2001, is Glenborough Properties, L.P. (the "Operating Partnership"). Each of the holders of the remaining interests in the Operating Partnership ("OP Units") has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of March 31, 2001, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 87 real estate projects.

Prior to October 2000, the Operating Partnership held 100% of the non-voting preferred stock of Glenborough Corporation ("GC" or the "Associated Company). GC was the general partner of several real estate limited partnerships and provided asset and property management services for these partnerships. It also provided partnership administration, asset management, property management and development services to a group of unaffiliated partnerships, which include three public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships").

Effective October 24, 2000, GC merged with the Company. In the merger, the Company received the net assets of GC, including the contract to manage the Rancon Partnerships, in exchange for its preferred stock of GC. In addition, the Company redeemed GC's OP units and issued shares of common stock to GC's common stock holders.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2001


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of March 31, 2001 and December 31, 2000, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the three months ended March 31, 2001 and 2000. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of March 31, 2001, and for the period then ended.

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

NEW ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, with early adoption permitted. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued which, among other things, deferred the final implementation to fiscal years beginning after June 15, 2000. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and specifically requires all derivatives to be recorded on the balance sheet at fair value. Upon implementation, this pronouncement did not have a material effect on the Company's consolidated financial position, results of operations and financial statement presentation.

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

Depreciation is provided using the straight line method over the useful lives of the respective assets. The useful lives are as follows:

Buildings and Improvements          10 to 40 years
Tenant Improvements                 Term of the related lease
Furniture and Equipment             5 to 7 years

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2001


INVESTMENTS IN LAND AND DEVELOPMENT
The Company, through mezzanine loans and equity contributions, invests in various development alliances with projects currently under development. The interest on advances and other direct project costs incurred by the Company are capitalized to the investments during the period in which the projects are under development. See Note 4 for further discussion.

INVESTMENTS IN OPERATING JOINT VENTURES
The Company's investments in operating joint ventures are accounted for using the equity method. The Company does not hold a controlling interest in any operating joint ventures. See Note 5 for further discussion.

MORTGAGE LOAN RECEIVABLE
The Company monitors the recoverability of its mortgage loan receivable through ongoing contact with the borrower to ensure timely receipt of interest and principal payments, and where appropriate, obtains financial information concerning the property. Interest on the mortgage loan is recognized as revenue as it accrues during the period the loan is outstanding. The mortgage loan receivable will be evaluated for impairment if it becomes evident that the borrower is unable to meet its debt service obligations in a timely manner and cannot satisfy its payments using sources other than the property securing the loan. If it is concluded that such circumstances exist, then the loan will be considered to be impaired and its recorded amount will be reduced to the estimated fair value of the collateral securing it. Interest income will also cease to accrue under such circumstances. Due to uncertainties inherent in the valuation process, it is reasonably possible that the amount ultimately realized from the Company's collection on its mortgage loan receivable will be different than the recorded amount.

CASH AND CASH EQUIVALENTS
The Company considers short-term investments (including certificates of deposit) with a maturity of three months or less at the time of investment to be cash equivalents. As of March 31, 2001, approximately $19 million of tax-deferred exchange proceeds were included in cash and cash equivalents on the accompanying consolidated balance sheet.

FAIR VALUE OF FINANCIAL INSTRUMENTS
Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits and certificates of deposit with financial institutions. The carrying amount of cash and cash equivalents as well as the mortgage loan receivable described above, approximates fair value.

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

At March 31, 2001, the Company was not a party to any open interest rate protection agreements.

DEFERRED FINANCING AND OTHER FEES
Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related notes payable or leases and are included in other assets.

MINORITY INTEREST
Minority interest represents the 10.23% and 10.24% limited partner interests in the Operating Partnership not held by the Company at March 31, 2001 and December 31, 2000, respectively.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2001


REVENUES
All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

For the three months ended March 31, 2001 and 2000, no tenants represented 10% or more of rental revenue of the Company.

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

INCOME TAXES
The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to Federal income tax to the extent that it distributes at least 90% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

REFERENCE TO 2000 AUDITED FINANCIAL STATEMENTS
These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2000 audited financial statements.

NOTE 3. RENTAL PROPERTY

Acquisitions
In the first quarter of 2001, the Company acquired Creekside Business Park (using 1031 proceeds from the recently completed multifamily portfolio sale), a 171,000 square foot office property located in Dublin, California. The total acquisition cost was approximately $30 million.

Dispositions
In the first quarter of 2001, the Company sold two retail properties known as Westbrook Commons and Woodfield Center, located in Westchester, Illinois and Indianapolis, Indiana, respectively, for an aggregate sale price of $20.3 million. Proceeds from the sale of Westbrook Commons, of approximately $14,827,000, were used to pay down the Company's Credit Facility (as defined in Note 8). Proceeds from the sale of Woodfield Center, of approximately $4,842,000, will be used to fund future tax-deferred exchange acquisitions.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2001


NOTE 4. INVESTMENTS IN LAND AND DEVELOPMENT

The Company is independently developing approximately 416,000 square feet of commercial property in California, Colorado and New Jersey. In the first quarter of 2001, the Company placed in service one office property and one industrial property aggregating $25 million. As of March 31, 2001, the Company had invested approximately $26.9 million in the remaining projects. Additionally, the Company has approximately 1.7 million of proposed square feet, aggregating approximately $10.1 million, available for future development as of March 31, 2001. The loans secured by certain development properties contain recourse provisions to the Company in the event of default.

The Company is currently involved in a number of alliances for the development of approximately 418,000 square feet of commercial properties and 1,146 multifamily units in California, Colorado and Texas. The alliances grant the Company certain rights to purchase the properties upon completion of development over the next five years. As of March 31, 2001, the Company had invested approximately $21.3 million in these alliances and had acquired properties from these alliances aggregating approximately $52 million. As of March 31, 2001, the Company has provided guarantees on $32.2 million of related debt.

Additionally, in 2000, the Company formed a new joint venture with the Pauls Corporation ("Pauls"), Glenborough Pauls Development LLC ("Development LLC"). The Company and Pauls each own an equal 50% interest in Development LLC. The Company accounts for its investment in Development LLC using the equity method. In the fourth quarter of 2000, Development LLC acquired two sites aggregating
33.5 acres in the San Francisco Bay Area for mixed use development. As of March 31, 2001, the Company had advanced approximately $17.3 million to Development LLC and had provided guarantees on $21.8 million of related debt.

Subsequent to March 31, 2001, through one of its development alliances, the Company acquired Santa Fe Ranch, a 357 unit multifamily property in Irving, Texas and Canyons I, a 349 unit multifamily property in Fort Worth, Texas. The total aggregate acquisition cost was approximately $53 million.

NOTE 5. INVESTMENTS IN OPERATING JOINT VENTURES

The Company's investments in operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture's earnings (losses). Distributions are recorded as a reduction of the Company's investment.

The Company's investments in operating joint ventures consist of the following as of March 31, 2001 and December 31, 2000 (dollars in thousands):

                         Ownership        Property            Square     Property
Joint Venture            Interest         Location            Footage    Type         2001       2000
--------------------     ---------     -----------------   ------------  --------    -------    ------
Rincon Center I & II       10%         San Francisco,         686,000    Mixed-Use    $4,008    $3,952
                                       California
Rockwall I & II            10%         Rockville,             334,000    Office        1,327     1,326
                                       Maryland
2000 Corporate Ridge       10%         McLean, Virginia       256,000    Office        3,864     3,841
                                                                                     -------    ------
                                                                                      $9,199    $9,119
                                                                                     =======    ======

NOTE 6. MORTGAGE LOAN RECEIVABLE

The Company has loaned a Pauls affiliate approximately $38 million, including accrued interest, at March 31, 2001, secured by a first mortgage, to continue the build-out of Gateway Park in Aurora, Colorado. The loan bears interest at a fixed rate of 13% and matures in July, 2005. Gateway Park is a development project where the Company and

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2001


Pauls have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 5 million square feet of office and industrial space and 1,600 multifamily units over the next ten years.

NOTE 7. OTHER ASSETS

As of March 31, 2001 and December 31, 2000, other assets on the consolidated balance sheets consists of the following (in thousands):

                                              2001            2000
                                            -------          ------
Accounts receivable, net                    $ 3,669          $2,463
Prepaid expenses                              6,575           6,632
Impound accounts                              4,061           7,792
Deferred leasing and financing costs         19,562          20,421
Investment in management contracts            3,418           3,567
Corporate office fixed assets, net            1,135           1,238
Marketable securities                         3,300              --
Other                                           946             690
                                            -------         -------
Total other assets                          $42,666         $42,803
                                            =======         =======

NOTE 8. SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of March 31, 2001, and December 31, 2000 (dollars in thousands):

                                                                                           2001           2000
                                                                                         --------       --------
Secured loans with various lenders, net of unamortized discount of $3,406 and
$3,518 at March 31, 2001 and December 31, 2000, respectively. All loans have a fixed interest rate of 6.125% and a November 10, 2008 maturity date. Monthly principal and interest payments range between $296 and $458. These loans are secured by properties with an aggregate net carrying value of $319,706 and
$322,067 at March 31, 2001 and December 31, 2000, respectively.                          $170,387       $170,899

Secured loans with various lenders, bearing interest at fixed rates between
6.95% and 9.25%, with monthly principal and interest payments ranging between
$19 and $443 and maturing at various dates through July 1, 2008. These loans are secured by properties with an aggregate net carrying value of $302,126 and
$303,532 at March 31, 2001 and December 31, 2000, respectively.                          $169,878       $171,144

Secured loans with various banks bearing interest at variable rates ranging between 6.63% and 7.58% at March 31, 2001 and 8.11% and 9.06% at December 31,
2000, maturing at various dates through November 28, 2003. These loans are secured by properties with an aggregate net
carrying value of $143,716 and $119,008 at March 31, 2001 and December 31, 2000,
respectively.                                                                            $111,663       $108,581


                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2001


                                                                                           2001           2000
                                                                                         --------       --------

Unsecured $142,500 line of credit with a group of commercial banks ("Credit
Facility") with a variable interest rate of LIBOR plus 1.50% and LIBOR plus
1.625% at March 31, 2001 and December 31, 2000, respectively (6.58% and 8.19% at
March 31, 2001 and December 31, 2000, respectively), monthly interest only payments and a maturity date of June 10, 2002, with one option to extend for 10
years.                                                                                   $ 63,705       $ 31,053

Unsecured $125,000 term loan with a group of commercial banks with a variable interest rate of LIBOR plus 1.75% (6.83% and 8.31% at March 31, 2001 and
December 31, 2000, respectively),
monthly interest only payments and a maturity date of June 10, 2002.                       35,822        125,000
                                                                                         --------       --------
Total                                                                                    $551,455       $606,677
                                                                                         ========       ========

In the first quarter of 2001, the Company obtained a $14 million construction loan to build a 96,000 square foot office property in Bridgewater, New Jersey. Approximately $1.6 million was outstanding at March 31, 2001. The loan has a maturity date of January 5, 2003 and bears interest at the floating rate of LIBOR plus 2.35%. The interest rate on this loan at March 31, 2001 was 7.43%.

During the first quarter of 2001, the Company paid down its unsecured term loan in the amount of approximately $89 million with the proceeds from the sale of its multifamily portfolio on December 29, 2000 and a draw on the Credit Facility, as discussed below.

Outstanding borrowings under the Credit Facility increased from $31,053,000 at December 31, 2000, to $63,705,000 at March 31, 2001. The increase was due to draws of $88,925,000 for the pay down of the unsecured term loan (as discussed above), acquisitions and operating cash, offset by pay downs of $56,273,000 generated from proceeds from the sales of properties and cash from operations. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company is in compliance at March 31, 2001.

Some of the Company's properties are held in limited partnerships and limited liability companies in order to facilitate financing. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Company in accordance with accounting principles generally accepted in the United States.

The required principal payments on the Company's debt for the next five years and thereafter, as of March 31, 2001, are as follows (in thousands):

Year Ending
December 31,
-----------
2001                          $  73,534
2002                            128,352
2003                             64,706
2004                              8,513
2005                             27,463
Thereafter                      248,887
                              ---------
Total                         $ 551,455
                              =========

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2001


NOTE 9. NET LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with the pay down of the unsecured term loan, as discussed above, the Company recorded a net loss on early extinguishment of debt of $763,000 for the three months ended March 31, 2001. This loss consists entirely of losses due to the writeoff of unamortized original issuance costs.

In connection with the retirement of the Company's unsecured Series A Senior Notes, the Company recorded a net loss on early extinguishment of debt of $466,000 for the three months ended March 31, 2000. This loss consists of $931,000 of discounts on retirement offset by $1,397,000 of losses due to the writeoff of unamortized original issuance costs.

NOTE 10. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $2,310,000 and $468,000 for the three months ended March 31, 2001 and 2000, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, the Company paid GC property management fees and salary reimbursements totaling $405,000 for the three months ended March 31, 2000, for management of a portfolio of residential properties owned by the Company, which is included in property operating expenses and general and administrative expenses on the accompanying consolidated statements of income. As discussed in Note 1, effective October 24, 2000, GC merged with the Company.

NOTE 11. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

                                               Three months ended
                                                    March 31,
                                            -------------------------
                                               2001           2000
                                            ----------     ----------
Net income available to common
       Stockholders - Basic                     $5,145         $2,563
Minority interest                                  587            306
                                            ----------     ----------
Net income available to common
       Stockholders - Diluted                   $5,732         $2,869
                                            ----------     ----------
Weighted average shares:
Basic                                       26,992,324     30,355,685
Stock options                                  411,081        140,471
Convertible Operating Partnership Units      3,072,996      3,600,308
                                            ----------     ----------
Diluted                                     30,476,401     34,096,464
                                            ----------     ----------
Basic earnings per share                         $0.19          $0.08
Diluted earnings per share                       $0.19          $0.08


The preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented.

NOTE 12. SEGMENT INFORMATION

During the quarter ended March 31, 2001, the Company owned a diverse portfolio of properties comprising four product types: office, industrial, retail and multifamily. During the quarter ended March 31, 2000, the Company's portfolio was comprised of five product types: office, industrial, retail, multifamily and hotels. Each of these

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2001


product types represents a reportable segment with distinct uses and tenant types which require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consists primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the multifamily portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The Company's hotel operations during the three months ended March 31, 2000, were from one 227 room property leased to and operated by a third party. In December 2000, 36 of the Company's 37 multifamily properties and the one remaining hotel property were sold.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Company for its reportable segments as of and for the three months ended March 31, 2001 and 2000 is as follows (in thousands):

                                                            Multi-
2001                           Office   Industrial  Retail  family   Hotel    Total
                               -------  ----------  ------  ------   -----   -------
Rental revenue                 $31,378    $9,859    $1,531  $1,136   $  --   $43,904
Property operating expenses     11,945     2,524       319     517      --    15,305
                               -------    ------    ------  ------   -----   -------
Net operating income (NOI)     $19,433    $7,335    $1,212  $  619   $  --   $28,599
                               =======    ======    ======  ======   =====   =======

                                                            Multi-
2001                           Office   Industrial  Retail  family    Hotel    Total
                               -------  ----------  ------  ------    -----   -------
Rental revenue                 $32,952    $9,945    $2,866  $17,023   $375    $63,161
Property operating expenses     12,433     2,604       937    7,412     60     23,446
                               -------    ------    ------  -------   ----    -------
Net operating income (NOI)     $20,519    $7,341    $1,929  $ 9,611   $315    $39,715
                               =======    ======    ======  =======   ====    =======

The following is a reconciliation of segment revenues and income to consolidated revenues and income for the periods presented above (in thousands):

                                                                            2001        2000
                                                                          --------    --------
REVENUES
Total revenue for reportable segments                                     $ 43,904    $ 63,161
Other revenue (1)                                                            4,372       1,004
                                                                          --------    --------
Total consolidated revenues                                               $ 48,276    $ 64,165
                                                                          ========    ========
NET INCOME
NOI for reportable segments                                               $ 28,599    $ 39,715
Elimination of internal property management fees                             1,212       1,889
Unallocated amounts:
   Other revenue (1)                                                         4,372       1,004
   General and administrative expenses                                      (3,083)     (2,309)
   Depreciation and amortization                                           (10,838)    (15,129)
   Interest expense                                                         (8,876)    (16,347)
                                                                          --------    --------
Income from operations before minority interest
   and extraordinary items                                                $ 11,386    $  8,823
                                                                          ========    ========

(1) Other revenue includes fee income, interest and other income, equity in earnings (losses) of unconsolidated operating joint ventures and net gain (loss) on sales of real estate assets.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                 March 31, 2001


NOTE 13. SUBSEQUENT EVENTS

Acquisitions
Subsequent to March 31, 2001, through one of its development alliances, the Company acquired Santa Fe Ranch, a 357 unit multifamily property in Irving, Texas and Canyons I, a 349 unit multifamily property in Fort Worth, Texas. The total aggregate acquisition cost was approximately $53 million.

Dispositions
Subsequent to March 31, 2001, the Company sold a 72,348 square foot retail property and a 41,121 square foot office property, both located in Indianapolis, Indiana, for an aggregate sale price of $8.8 million. This resulted in a loss on sale of approximately $200,000, to be recognized in the second quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of March 31, 2001, the Company owned and operated 87 income-producing properties (the "Properties," and each a "Property"), including 3 joint ventures.

The Company was incorporated in the State of Maryland on August 26, 1994 and commenced operations on January 1, 1996. The Company has elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended. The common and preferred stock of the Company (the "Common Stock" and the "Preferred Stock", respectively) are listed on the New York Stock Exchange ("NYSE") under the trading symbols "GLB" and "GLB Pr A", respectively.

The Company's principal business objective is to achieve a stable and increasing source of cash flow available for distribution to stockholders. By achieving this objective, the Company will seek to raise the value of its shares over time.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000.

Rental Revenue. Rental revenue decreased $19,257,000, or 30%, to $43,904,000 for the three months ended March 31, 2001 from $63,161,000 for the three months ended March 31, 2000. The decrease consisted of declines in revenue from the office, industrial, retail, multifamily and hotel Properties of $1,574,000, $86,000, $1,335,000, $15,887,000 and $375,000, respectively. These decreases are primarily due to the sales of nine office, ten industrial, six retail, thirty six multifamily and one hotel Property since March 31, 2000.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the unconsolidated operating joint ventures and the Rancon Partnerships. This revenue increased $1,842,000, or 394%, to $2,310,000 for the three months ended March 31, 2001, from $468,000 for the three months ended March 31, 2000, primarily due to property management and asset management fees received from the Rancon Partnerships and development, acquisition and financing fees relating to three development projects. Certain of these fees were previously earned by GC, prior to its merger with the Company, and were recognized as equity in earnings of Associated Company.

Interest and Other Income. Interest and other income increased $736,000, or 61%, to $1,952,000 for the three months ended March 31, 2001, from $1,216,000 for the three months ended March 31, 2000. The increase was primarily due to interest income earned upon the payoff of a loan made to a development project, which was sold by a development alliance in the first quarter of 2001.

Equity in Earnings of Associated Company. Equity in earnings of Associated Company decreased $46,000, or 100%, to $0 for the three months ended March 31, 2001, from $46,000 for the three months ended March 31, 2000. The decrease is due to the merger of GC into the Company in the fourth quarter of 2000.

Equity in Earnings (Losses) of Unconsolidated Operating Joint Ventures. Equity in earnings (losses) of unconsolidated operating joint ventures increased $83,000, or 268%, to $52,000 for the three months ended March 31, 2001, from a loss of $31,000 for the three months ended March 31, 2000. This increase is due to an increase in net operating income at one joint venture, which began operations in October of 2000.

Net Gain (Loss) on Sales of Real Estate Assets. The net gain on sales of real estate assets of $58,000 during the three months ended March 31, 2001, primarily resulted from the sale of two retail Properties from the Company's portfolio in 2001. The net loss on sales of real estate assets of $695,000 during the three months ended March 31, 2000, resulted from the sale of one office Property and one industrial Property.

Property Operating Expenses. Property operating expenses decreased $7,464,000, or 35%, to $14,093,000 for the three months ended March 31, 2001, from $21,557,000 for the three months ended March 31, 2000. This decrease corresponds to the 30% decrease in rental revenues resulting from the sale of properties.

General and Administrative Expenses. General and administrative expenses increased $774,000, or 34%, to $3,083,000 for the three months ended March 31, 2001, from $2,309,000 for the three months ended March 31, 2000. The increase was primarily due to expenses which were previously incurred by GC, prior to its merger with the Company, which were reflected in equity in earnings of Associated Company on the Company's consolidated statement of income for the three months ended March 31, 2000. The increase was also due to incentive compensation costs which were recognized in the first quarter of 2001 as compared to the second quarter of 2000.

Depreciation and Amortization. Depreciation and amortization decreased $4,291,000, or 28%, to $10,838,000 for the three months ended March 31, 2001, from $15,129,000 for the three months ended March 31, 2000. This decrease is primarily due to the sales of nine office, ten industrial, six retail, thirty six multifamily and one hotel Property since March 31, 2000.

Interest Expense. Interest expense decreased $7,471,000, or 46%, to $8,876,000 for the three months ended March 31, 2001, from $16,347,000 for the three months ended March 31, 2000. This decrease is primarily due to payoffs of loans in connection with property sales, retirement of the Senior Notes and decreases in variable interest rates.

Net Loss on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $763,000 during the three months ended March 31, 2001, consists entirely of losses due to the writeoff of unamortized original issuance costs in connection with the pay down of the Company's unsecured term loan. Net loss on early extinguishment of debt of $466,000 during the three months ended March 31, 2000, consists of $931,000 of gains on retirement of Series A Senior Notes at a discount, offset by the related write-off of unamortized loan fees in the amount of $1,397,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
For the three months ended March 31, 2001, cash provided by operating activities increased by $2,855,000 to $20,812,000 as compared to $17,957,000 for the same period in 2000. The increase is due primarily to the refund of lender impounds upon the payoff of loans in connection with property sales. Cash used for investing activities was $28,025,000 for the three months ended March 31, 2001, as compared to $10,642,000 provided by investing activities for the same period in 2000. The change is primarily due to an increase in cash used for real estate acquisitions and investments in land and development in the first three months of 2001 as compared to the same period in 2000. Cash used for financing activities increased by $38,177,000 to $72,412,000 for the three months ended March 31, 2001, as compared to $34,235,000 for the same period in 2000. This change was primarily due to an increase in cash used for the repayment of debt and a decrease in proceeds from new debt offset by a decrease in cash used for the retirement of the Series A Senior Notes and the repurchase of common and preferred stock.

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

Investments in Land and Development
The Company is independently developing approximately 416,000 square feet of commercial property in California, Colorado and New Jersey. In the first quarter of 2001, the Company placed in service one office property and one industrial property aggregating $25 million. As of March 31, 2001, the Company had invested approximately $26.9 million in the remaining projects.

Additionally, the Company has approximately 1.7 million of proposed square feet, aggregating approximately $10.1 million, available for future development as of March 31, 2001. The loans secured by certain development properties contain recourse provisions to the Company in the event of default.

The Company is currently involved in a number of alliances for the development of approximately 418,000 square feet of commercial properties and 1,146 multifamily units in California, Colorado and Texas. The alliances grant the Company certain rights to purchase the properties upon completion of development over the next five years. As of March 31, 2001, the Company had invested approximately $21.3 million in these alliances and had acquired properties from these alliances aggregating approximately $52 million. As of March 31, 2001, the Company has provided guarantees on $32.2 million of related debt.

Additionally, in 2000, the Company formed a new joint venture with the Pauls Corporation ("Pauls"), Glenborough Pauls Development LLC ("Development LLC"). The Company and Pauls each own an equal 50% interest in Development LLC. The Company accounts for its investment in Development LLC using the equity method. In the fourth quarter of 2000, Development LLC acquired two sites aggregating
33.5 acres in the San Francisco Bay Area for mixed use development. As of March 31, 2001, the Company had advanced approximately $17.3 million to Development LLC and had provided guarantees on $21.8 million of related debt.

Subsequent to March 31, 2001, through one of its development alliances, the Company acquired Santa Fe Ranch, a 357 unit multifamily property in Irving, Texas and Canyons I, a 349 unit multifamily property in Fort Worth, Texas. The total aggregate acquisition cost was approximately $53 million.

Investments in Operating Joint Ventures
Investments in operating joint ventures increased from $9,119,000 at December 31, 2000, to $9,199,000 at March 31, 2001. This increase was due to the Company's first quarter equity interest in the joint ventures' earnings.

Mortgage Loan Receivable
Mortgage loan receivable increased from $37,250,000 at December 31, 2000, to $38,011,000 at March 31, 2001. This increase was due to accrued interest on a loan made by the Company under a development alliance.

Secured and Unsecured Financing
Mortgage loans payable increased from $450,624,000 at December 31, 2000, to $451,928,000 at March 31, 2001. This increase resulted from draws on a new construction loan (discussed below) offset by scheduled principal payments on other debt.

In the first quarter of 2001, the Company obtained a $14 million construction loan to build a 96,000 square foot office property in Bridgewater, New Jersey. Approximately $1.6 million was outstanding at March 31, 2001. The loan has a maturity date of January 5, 2003 and bears interest at the floating rate of LIBOR plus 2.35%. The interest rate on this loan at March 31, 2001 was 7.43%.

During the first quarter of 2001, the Company paid down its unsecured term loan in the amount of approximately $89 million with the proceeds from the sale of its multifamily portfolio on December 29, 2000 and a draw on the Credit Facility, as discussed below. In connection with the pay down of the unsecured term loan, the Company recorded a net loss on early extinguishment of debt of $763,000. This loss consists entirely of a writeoff of unamortized original issuance costs.

The Company has an unsecured line of credit provided by a group of commercial banks (the "Credit Facility"). Outstanding borrowings under the Credit Facility increased from $31,053,000 at December 31, 2000, to $63,705,000 at March 31,
2001. The increase was due to draws of $88,925,000 for the pay down of the unsecured term loan (as discussed above), acquisitions and operating cash, offset by pay downs of $56,273,000 generated from proceeds from the sales of Properties and cash from operations. The Credit Facility has a maturity date of June 2002 and bears interest at a floating rate of LIBOR plus 1.50%. The interest rate on the Credit Facility at March 31, 2001, was 6.58%. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company is in compliance at March 31, 2001.

At March 31, 2001, the Company's total indebtedness included fixed-rate debt of $340,265,000 and floating-rate indebtedness of $211,190,000. Approximately 59% of the Company's total assets, comprising 59 properties, are encumbered by debt at March 31, 2001.

It is the Company's policy to manage its exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At March 31, 2001, approximately 38% of the Company's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates. The Company may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings that are reasonably assured of completion. It is not the Company's policy to engage in hedging activities for previously outstanding debt instruments or for speculative purposes. At March 31, 2001, the Company was not a party to any open interest rate protection agreements.

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

Stock Repurchases
In 1999, the Company's Board of Directors authorized the Company to repurchase up to 6.2 million shares of its outstanding Common Stock. This represented approximately 20% of the Company's total outstanding Common Stock. Such purchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors. In connection with the sale of the Multifamily Portfolio, the repurchase authorization was increased to approximately 8.2 million shares. As of March 31, 2001, 6,086,816 common shares, representing approximately 76% of the expanded repurchase authorization, have been repurchased for a total cost of approximately $101,195,000. In addition, during 1999, the Company announced that its Board of Directors had approved an expansion of the stock repurchase program to include preferred stock. The Company is authorized to repurchase up to 15% of its preferred stock, or 1,725,000 shares. As of March 31, 2001, 1,402,200 preferred shares, representing approximately 81% of the repurchase authorization, have been repurchased for a total cost of approximately $21,037,000.

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

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31, 2001 and 2000 (in thousands, except weighted average shares and per share amounts):

                                                         March 31,        March 31,
                                                           2001             2000
                                                        ------------    ------------
Income from operations before minority
   interest, extraordinary items
   and preferred dividends                              $     11,386    $      8,823
Preferred dividends                                           (4,891)         (5,488)
Net (gain) loss on sales of real estate assets                   (58)            695
Depreciation and amortization(1)                              10,579          14,915
Adjustment to reflect FFO of Unconsolidated
     JV's(2)                                                     247             190
Adjustment to reflect FFO of Associated
     Companies(3)                                                 --             164
                                                        ------------    ------------
FFO                                                     $     17,263    $     19,299
                                                        ============    ============

Amortization of deferred financing fees                          387             639
Capital expenditures                                          (2,966)         (4,989)
                                                        ------------    ------------
CAD                                                     $     14,684    $     14,949
                                                        ============    ============

Distributions per share(4)                              $       0.42    $       0.42
                                                        ============    ============

Diluted weighted average shares outstanding               30,476,401      34,096,464
                                                        ============    ============

(1)  Excludes non-real estate depreciation and amortization.
(2) Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated joint ventures allocable to the Company. The Company's investments in the joint ventures are accounted for using the equity method of accounting.
(3) Reflects the adjustments to FFO required to reflect the FFO of the Associated Companies allocable to the Company. The Company's investments in the Associated Companies were accounted for using the equity method of accounting.
(4) The distributions for the three months ended March 31, 2001, were paid on April 16, 2001.

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

Factors which may cause the Company's results to differ include the inability to complete anticipated future acquisitions, defaults or non-renewal of leases, increased interest rates and operational costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws, increases in real property tax rates and other factors discussed under the caption "Forward Looking Statements; Factors That May Affect Operating Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and other risk factors set forth in the Company's other Securities and Exchange Commission filings. In addition, past performance of the Company's Common Stock is not necessarily indicative of results that will be obtained in the future from an investment in the Company's Common Stock. Furthermore, the Company makes distributions to stockholders if, as and when declared by its Board of Directors, and expects to continue its policy of paying quarterly distributions, however, there can be no assurance that distributions will continue or be paid at any specific level.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)         Exhibits:
                        ---------

                        The Exhibit Index attached hereto is hereby incorporated by reference to this item.

            (b)         Reports on Form 8-K:
                        --------------------

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


                      GLENBOROUGH REALTY TRUST INCORPORATED




                                    By: Glenborough Realty Trust Incorporated,



Date: May 15, 2001                      /s/ Andrew Batinovich
                                        --------------------------------------
                                        Andrew Batinovich
                                        Director, President and
                                        Chief Operating Officer


Date: May 15, 2001                      /s/ Stephen Saul
                                        --------------------------------------
                                        Stephen Saul
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date: May 15, 2001                      /s/ Brian Peay
                                        --------------------------------------
                                        Brian Peay
                                        Vice President,
                                        Finance and Accounting
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                             Exhibit Title
-----------         -----------------------------------------------------------

11.01               Statement re: Computation of Per Share Earnings is shown in
                    Note 11 of the Consolidated Financial Statements of the Company in Item 1.

12.01 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.