Form 10-Q
period 2001-06-30
GLENBOROUGH REALTY TRUST INC
filed 2001-08-14
CIK 929454

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 001-14162


                      GLENBOROUGH REALTY TRUST INCORPORATED
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

                 Maryland                              94-3211970
                 --------                              ----------
       (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)             Identification No.)


        400 South El Camino Real,
    Suite 1100, San Mateo, California
             (650) 343-9300                             94402-1708
        ------------------------                        ----------
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

                                 Yes [X] No [ ]

As of August 8, 2001, 26,989,534 shares of Common Stock ($.001 par value) and 10,097,800 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value) were outstanding.

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED

                                                                           PAGE NO.
                                                                           --------
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements of Glenborough Realty Trust
         Incorporated (Unaudited):

            Consolidated Balance Sheets at June 30, 2001 and December 31,
            2000                                                                3

            Consolidated Statements of Income for the six months ended
            June 30, 2001 and 2000                                              4

            Consolidated Statements of Income for the three months ended
            June 30, 2001 and 2000                                              5

            Consolidated Statement of Stockholders' Equity for the six
            months ended June 30, 2001                                          6

            Consolidated Statements of Cash Flows for the six months ended
            June 30, 2001 and 2000                                            7-8

            Notes to Consolidated Financial Statements                       9-18

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              19-26

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                     26

Item 4.  Submission of Matters to a Vote of Security Holders                   26

Item 6.  Exhibits and Reports on Form 8-K                                      27

SIGNATURES                                                                     28

EXHIBIT INDEX                                                                  29

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   GLENBOROUGH REALTY TRUST INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share amounts)
                                (Unaudited)

                                                                                     June 30,        December 31,
                                                                                       2001              2000
                                                                                   -----------       ------------
ASSETS
    Rental properties, gross                                                       $ 1,342,117       $ 1,208,566
    Accumulated depreciation                                                          (129,377)         (115,061)
                                                                                   -----------       -----------
    Rental properties, net                                                           1,212,740         1,093,505

    Investments in Land and Development                                                 71,604            86,286
    Investments in Operating Joint Ventures                                              7,912             9,119
    Mortgage loan receivable                                                            38,716            37,250
    Cash and cash equivalents                                                            4,035           102,195
    Other assets                                                                        50,830            42,803
                                                                                   -----------       -----------

        TOTAL ASSETS                                                               $ 1,385,837       $ 1,371,158
                                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage loans                                                                 $   526,887       $   450,624
    Unsecured term debt                                                                     --           125,000
    Unsecured bank line                                                                111,274            31,053
    Other liabilities                                                                   23,890            26,871
                                                                                   -----------       -----------
      Total liabilities                                                                662,051           633,548
                                                                                   -----------       -----------

Commitments and contingencies                                                               --                --

Minority interest                                                                       67,526            68,754

Stockholders' Equity:
    Common stock, 26,989,534 and 26,991,770 shares issued and outstanding
      at June 30, 2001 and December 31, 2000, respectively                                  27                27
    Preferred stock, 10,097,800 shares issued and outstanding at June 30,
      2001 and December 31, 2000                                                            10                10
    Additional paid-in capital                                                         763,137           763,974
    Deferred compensation                                                               (1,029)           (1,143)
    Retained earnings (deficit)                                                       (105,885)          (94,012)
                                                                                   -----------       -----------
      Total stockholders' equity                                                       656,260           668,856
                                                                                   -----------       -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 1,385,837       $ 1,371,158
                                                                                   ===========       ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                 For the six months ended June 30, 2001 and 2000
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                                     2001               2000
                                                                                 ------------       ------------
REVENUE
    Rental revenue                                                               $     91,614       $    123,978
    Fees and reimbursements from affiliates                                             3,516              2,362
    Interest and other income                                                           2,751              4,643
    Equity in earnings of Associated Company                                               --                622
    Equity in earnings (losses) of unconsolidated operating joint ventures                 51               (171)
    Net loss on sales of real estate assets                                              (124)            (3,042)
                                                                                 ------------       ------------
      Total revenue                                                                    97,808            128,392
                                                                                 ------------       ------------

EXPENSES
    Property operating expenses                                                        27,796             41,847
    General and administrative                                                          6,051              6,373
    Depreciation and amortization                                                      22,814             30,213
    Interest expense                                                                   18,363             32,370
                                                                                 ------------       ------------
      Total expenses                                                                   75,024            110,803
                                                                                 ------------       ------------

Income from operations before minority interest and extraordinary item                 22,784             17,589
Minority interest                                                                      (1,218)              (656)
                                                                                 ------------       ------------
Net income before extraordinary item                                                   21,566             16,933
Extraordinary item:
  Net loss on early extinguishment of debt                                             (1,025)              (550)
                                                                                 ------------       ------------
Net income                                                                             20,541             16,383
Preferred dividends                                                                    (9,782)           (10,931)
                                                                                 ------------       ------------
Net income available to Common Stockholders                                      $     10,759       $      5,452
                                                                                 ============       ============

Basic Per Share Data:
  Net income before extraordinary item                                           $       0.44       $       0.20
  Extraordinary item                                                                    (0.04)             (0.02)
                                                                                 ------------       ------------
Net income available to Common Stockholders                                      $       0.40       $       0.18
                                                                                 ============       ============
Basic weighted average shares outstanding                                          26,990,921         29,842,924
                                                                                 ============       ============

Diluted Per Share Data:
  Net income before extraordinary item                                           $       0.43       $       0.20
  Extraordinary item                                                                    (0.04)             (0.02)
                                                                                 ------------       ------------
Net income available to Common Stockholders                                      $       0.39       $       0.18
                                                                                 ============       ============
Diluted weighted average shares outstanding                                        30,471,843         33,602,425
                                                                                 ============       ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     GLENBOROUGH REALTY TRUST INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended June 30, 2001 and 2000
               (in thousands, except share and per share amounts)
                                  (Unaudited)

                                                                                     2001               2000
                                                                                 ------------       ------------
REVENUE
    Rental revenue                                                               $     47,710       $     60,817
    Fees and reimbursements from affiliates                                             1,206              1,894
    Interest and other income                                                             799              3,427
    Equity in earnings of Associated Company                                               --                576
    Equity in losses of unconsolidated operating joint ventures                            (1)              (140)
    Net loss on sales of real estate assets                                              (182)            (2,347)
                                                                                 ------------       ------------
      Total revenue                                                                    49,532             64,227
                                                                                 ------------       ------------

EXPENSES
    Property operating expenses                                                        13,703             20,290
    General and administrative                                                          2,968              4,064
    Depreciation and amortization                                                      11,976             15,084
    Interest expense                                                                    9,487             16,023
                                                                                 ------------       ------------
      Total expenses                                                                   38,134             55,461
                                                                                 ------------       ------------

Income from operations before minority interest and extraordinary item                 11,398              8,766
Minority interest                                                                        (631)              (350)
                                                                                 ------------       ------------
Net income before extraordinary item                                                   10,767              8,416
Extraordinary item:
  Net loss on early extinguishment of debt                                               (262)               (84)
                                                                                 ------------       ------------
Net income                                                                             10,505              8,332
Preferred dividends                                                                    (4,891)            (5,443)
                                                                                 ------------       ------------
Net income available to Common Stockholders                                      $      5,614       $      2,889
                                                                                 ============       ============

Basic Per Share Data:
  Net income before extraordinary item                                           $       0.22       $       0.10
  Extraordinary item                                                                    (0.01)                --
                                                                                 ------------       ------------
Net income available to Common Stockholders                                      $       0.21       $       0.10
                                                                                 ============       ============
Basic weighted average shares outstanding                                          26,989,534         29,330,163
                                                                                 ============       ============

Diluted Per Share Data:
  Net income before extraordinary item                                           $       0.21       $       0.10
  Extraordinary item                                                                    (0.01)                --
                                                                                 ------------       ------------
Net income available to Common Stockholders                                      $       0.20       $       0.10
                                                                                 ============       ============
Diluted weighted average shares outstanding                                        30,467,322         33,111,493
                                                                                 ============       ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 2001
                                 (in thousands)
                                   (Unaudited)

                                     Common Stock   Preferred Stock
                                   ---------------  ---------------
                                                                     Additional   Deferred  Retained
                                              Par              Par    Paid-in     Compen-   Earnings
                                   Shares    Value  Shares    Value   Capital     sation    (Deficit)    Total
                                   ------    -----  ------    -----   --------    --------  ---------   --------
Balance at December 31, 2000       26,982     $27   10,098     $10    $763,974    $(1,143)   $(94,012)  $668,856

Exercise of stock options              10      --       --      --         298         --          --        298

Cancellation of stock grants           (3)     --       --      --          --         --          --         --

Conversion of Operating
   Partnership units into
   common stock                         1      --       --      --      (1,135)        --          --     (1,135)

Amortization of deferred
   compensation                        --      --       --      --          --        114          --        114

Unrealized Gain on Marketable
   Securities                          --      --       --      --          --         --          35         35

Dividends                              --      --       --      --          --         --     (32,449)   (32,449)

Net income                             --      --       --      --          --         --      20,541     20,541
                                   ------     ---   ------     ---    --------    -------   ---------   --------
Balance at June 30, 2001           26,990     $27   10,098     $10    $763,137    $(1,029)  $(105,885)  $656,260
                                   ======     ===   ======     ===    ========    =======   =========   ========


                  The accompanying notes are an integral part
                   of these consolidated financial statements

                     GLENBOROUGH REALTY TRUST INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 2001 and 2000
                                 (in thousands)
                                  (Unaudited)


                                                                                          2001            2000
                                                                                       ---------       ---------
Cash flows from operating activities:
    Net income                                                                         $  20,541       $  16,383
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                     22,814          30,213
        Amortization of loan fees, included in interest expense                              734           1,249
        Minority interest in income from operations                                        1,218             656
        Equity in earnings of Associated Company                                              --            (622)
        Equity in (earnings) losses of unconsolidated operating joint ventures               (51)            171
        Net loss on sales of real estate assets                                              124           3,042
        Net loss on early extinguishment of debt                                           1,025             550
        Amortization of deferred compensation                                                114              58
        Changes in certain assets and liabilities, net                                   (12,611)         (6,205)
                                                                                       ---------       ---------
         Net cash provided by operating activities                                        33,908          45,495
                                                                                       ---------       ---------

Cash flows from investing activities:
    Net proceeds from sales of real estate assets                                         33,040         108,782
    Additions to real estate assets                                                      (57,612)        (25,851)
    Deposits on prospective acquisitions                                                  (1,587)             --
    Investments in Land and Development, net                                             (23,310)           (810)
    Investments in Operating Joint Ventures                                                   --          (3,328)
    Additions to mortgage loans receivable                                                (1,938)         (1,176)
    Principal receipts on mortgage loans receivable                                          472           1,141
    Repayments of notes receivable                                                            --           1,025
    Payments from affiliates                                                                  --             200
    Distributions from Associated Company                                                     --             682
                                                                                       ---------       ---------
         Net cash provided by (used for) investing activities                            (50,935)         80,665
                                                                                       ---------       ---------

Cash flows from financing activities:
    Proceeds from borrowings                                                             191,319         191,832
    Repayment of borrowings                                                             (237,791)       (142,855)
    Retirement of Series A Senior Notes (less loss on retirement of $512 in 2000)             --         (91,662)
    Prepayment penalties on loan payoffs                                                     (64)            (38)
    Distributions to minority interest holders                                            (2,556)         (3,032)
    Dividends to stockholders                                                            (32,449)        (36,351)
    Contributions from minority interest partners                                            110              --
    Exercise of stock options                                                                298             203
    Repurchases of common stock                                                               --         (29,196)
    Repurchases of preferred stock                                                            --         (18,519)
                                                                                       ---------       ---------
        Net cash used for financing activities                                           (81,133)       (129,618)
                                                                                       ---------       ---------


                                   continued

                  The accompanying notes are an integral part
                   of these consolidated financial statements

                     GLENBOROUGH REALTY TRUST INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                For the six months ended June 30, 2001 and 2000
                                 (in thousands)
                                  (Unaudited)

                                                                                          2001            2000
                                                                                       ---------       ---------
Net decrease in cash and cash equivalents                                                (98,160)         (3,458)

Cash and cash equivalents at beginning of period                                         102,195           6,482
                                                                                       ---------       ---------

Cash and cash equivalents at end of period                                             $   4,035       $   3,024
                                                                                       =========       =========

Supplemental disclosure of cash flow information:

    Cash paid for interest (net of capitalized interest of $2,569 and $1,559
        in 2001 and 2000, respectively)                                                $  18,155       $  32,443
                                                                                       =========       =========

Supplemental disclosure of Non-Cash Investing and Financing Activities:
    Assumption of first trust deed notes payable in acquisition of real estate         $  82,203       $   4,300
                                                                                       =========       =========

    Disposition of real estate involving buyer's assumption of first trust
        deed notes payable                                                             $   4,248       $  25,347
                                                                                       =========       =========

    Acquisition of real estate assets from development alliances and
        unconsolidated operating joint ventures                                        $  39,250       $     161
                                                                                       =========       =========

    Conversion of Operating Partnership units into common stock, at current
        market value of common stock                                                   $  (1,135)      $     196
                                                                                       =========       =========


                  The accompanying notes are an integral part
                   of these consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2001

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

As of June 30, 2001, 26,989,534 shares of Common Stock and 10,097,800 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Under the Company's Common and Preferred Stock repurchase authorizations which were approved by the Company's Board of Directors in 1999, 6,086,816 shares of Common Stock and 1,402,200 shares of Preferred Stock have been repurchased as of June 30, 2001.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a 88.77% limited partner interest at June 30, 2001, is Glenborough Properties, L.P. (the "Operating Partnership"). Each of the holders of the remaining interests in the Operating Partnership ("OP Units") has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of June 30, 2001, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 85 real estate projects.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2001

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of June 30, 2001 and December 31, 2000, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the six months ended June 30, 2001 and 2000. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of June 30, 2001, and for the period then ended.

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

Depreciation is provided using the straight line method over the useful lives of the respective assets. The useful lives are as follows:

           Buildings and Improvements        10 to 40 years
           Tenant Improvements               Term of the related lease
           Furniture and Equipment           5 to 7 years

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2001

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

At June 30, 2001, the Company was not a party to any open interest rate protection agreements.

DEFERRED FINANCING AND OTHER FEES

Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related notes payable or leases and are included in other assets.

MINORITY INTEREST

Minority interest represents the 10.23% and 10.24% limited partner interests in the Operating Partnership not held by the Company at June 30, 2001 and December 31, 2000, respectively.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2001

REVENUES

All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases, net of estimated allowances for uncollectable amounts.

For the six months ended June 30, 2001 and 2000, no tenants represented 10% or more of rental revenue of the Company.

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

NOTE 3. RENTAL PROPERTY

Acquisitions

In the second quarter of 2001, the Company acquired its venture partner's interest in Canyons I and Santa Fe Ranch, two multifamily properties with a combined total of 706 units located in Fort Worth, Texas and Irving, Texas, respectively. The aggregate acquisition costs of approximately $41.5 million consisted of approximately $1 million in cash and the assumption of approximately $40.5 million in debt.

In the second quarter of 2001, from another one of its development alliances, the Company acquired Gateway 19, a 166,000 square foot industrial property located in Aurora, Colorado. The total acquisition cost of $6.8 million consisted of proceeds from a tax deferred exchange, a draw on the Credit Facility (as defined in Note 8) and the assumption of approximately $4.7 million in debt.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2001

In the second quarter of 2001, the Company acquired, from a joint venture partner, Rockwall I and II, a two-building, 343,000 square foot office property located in Rockville, Maryland. The total acquisition cost of approximately $58.8 million consisted of proceeds from tax deferred exchanges, a draw on the Credit Facility (as defined in Note 8) and the assumption of $37 million in debt.

In the first quarter of 2001, the Company acquired Creekside Business Park, a 171,000 square foot office property located in Dublin, California. The total acquisition cost of approximately $30 million consisted primarily of proceeds from tax deferred exchanges and a draw on the Credit Facility (as defined in Note 8).

Dispositions

In the second quarter of 2001, the Company sold four properties, including one office, one industrial and two retail, for an aggregate sales price of $17.2 million. Proceeds from the sales, of approximately $12.1 million, were used to pay down the Company's Credit Facility (as defined in Note 8) and to fund second quarter tax-deferred exchange acquisitions as discussed above.

In the first quarter of 2001, the Company sold two retail properties known as Westbrook Commons and Woodfield Center, located in Westchester, Illinois and Indianapolis, Indiana, respectively, for an aggregate sale price of $20.3 million. Proceeds from the sale of Westbrook Commons, of approximately $14,827,000, were used to pay down the Company's Credit Facility (as defined in Note 8). Proceeds from the sale of Woodfield Center, of approximately $4,842,000, were used to fund second quarter tax-deferred exchange acquisitions as discussed above.

NOTE 4. INVESTMENTS IN LAND AND DEVELOPMENT

The Company is independently developing approximately 416,000 square feet of commercial property in California, Colorado and New Jersey. As of June 30, 2001, the Company had invested approximately $31.1 million in these projects. Additionally, the Company has approximately 755,000 of proposed square feet, with a book value of approximately $10.4 million, available for future development as of June 30, 2001. The loans secured by certain development properties contain recourse provisions to the Company in the event of default.

The Company is currently involved in a number of alliances for the development of approximately 654,000 square feet of commercial properties in California and Colorado. The alliances grant the Company certain rights to purchase the properties upon completion of development over the next five years. As of June 30, 2001, the Company had invested approximately $8.7 million in these alliances and had acquired properties from them aggregating approximately $114.2 million. As of June 30, 2001, the Company has provided guarantees on $24.3 million of related debt.

Additionally, in 2000, the Company formed a new joint venture with the Pauls Corporation ("Pauls"), Glenborough Pauls Development LLC ("Development LLC"). The Company and Pauls each own an equal 50% interest in Development LLC. The Company accounts for its investment in Development LLC using the equity method. In the fourth quarter of 2000, Development LLC acquired two sites aggregating
33.5 acres in the San Francisco Bay Area for mixed use development. As of June 30, 2001, the Company had advanced approximately $21.4 million to Development LLC and had provided guarantees on $21.6 million of related debt.

NOTE 5. INVESTMENTS IN OPERATING JOINT VENTURES

The Company's investments in operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture's earnings (losses). Distributions are recorded as a reduction of the Company's investment.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2001

The Company's investments in operating joint ventures consist of the following as of June 30, 2001 and December 31, 2000 (dollars in thousands):

                            Ownership        Property         Square         Property
Joint Venture                Interest        Location         Footage          Type           2001        2000
----------------------      ---------        -----------      -------        ---------      -------      ------
Rincon Center I & II           10%           San Francisco,   686,000        Mixed-Use       $4,013      $3,952
                                             California
Rockwall I & II                10%           Rockville,       343,000          Office            --(1)    1,326
                                             Maryland
2000 Corporate Ridge           10%           McLean,          256,000          Office         3,899       3,841
                                             Virginia
                                                                                             ------      ------
                                                                                             $7,912      $9,119
                                                                                             ======      ======

(1) In the second quarter of 2001, the Company acquired 100% of Rockwall I and II, a two-building, 343,000 square foot office property located in Rockville, Maryland from the joint venture. See Note 3 for further discussion.

NOTE 6. MORTGAGE LOAN RECEIVABLE

The Company holds a first mortgage of approximately $38.7 million, including accrued interest, at June 30, 2001, secured by land at Gateway Park in Aurora, Colorado. The loan bears interest at a fixed rate of 13% and matures in July, 2005. Gateway Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 5 million square feet of office and industrial space over the next ten years.

NOTE 7. OTHER ASSETS

As of June 30, 2001 and December 31, 2000, other assets on the consolidated balance sheets consists of the following (in thousands):

                                                      2001         2000
                                                    -------      -------
            Accounts receivable, net                $ 4,530      $ 2,463
            Prepaid expenses                          9,378        6,632
            Impound accounts                          4,310        7,792
            Deferred leasing and financing costs     20,779       18,837
            Investment in management contracts        3,266        3,567
            Corporate office fixed assets, net        3,084        2,822
            Marketable securities                     3,308           --
            Other                                     2,175          690
                                                    -------      -------

            Total other assets                      $50,830      $42,803
                                                    =======      =======

NOTE 8. SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of June 30, 2001, and December 31, 2000 (dollars in thousands):

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2001

                                                           2001           2000
                                                         --------       --------
Secured loans with various lenders, net of
unamortized discount of $3,294 and $3,518 at June
30, 2001 and December 31, 2000, respectively. All
loans have a fixed interest rate of 6.125% and a
November 10, 2008 maturity date. Monthly principal
and interest payments range between $296 and $458.
These loans are secured by properties with an
aggregate net carrying value of $318,860 and
$322,067 at June 30, 2001 and December 31, 2000,
respectively.                                            $169,926       $170,899

Secured loans with various lenders, bearing
interest at fixed rates between 6.83% and 9.25%,
with monthly principal and interest payments
ranging between $19 and $443 and maturing at
various dates through July 1, 2008. These loans
are secured by properties with an aggregate net
carrying value of $312,094 and $303,532 at June
30, 2001 and December 31, 2000, respectively.             183,125        171,144

Secured loans with various banks bearing interest
at variable rates ranging between 5.41% and 6.36%
at June 30, 2001 and 8.11% and 9.06% at December
31, 2000, maturing at various dates through
November 28, 2003. These loans are secured by
properties with an aggregate net carrying value of
$250,885 and $150,968 at June 30, 2001 and
December 31, 2000, respectively.                          173,836        108,581

Unsecured $180,000 line of credit with a group of
commercial banks ("Credit Facility") with a
variable interest rate of LIBOR plus 1.625% (5.48%
and 8.19% at June 30, 2001 and December 31, 2000,
respectively), monthly interest only payments and
a maturity date of June 10, 2003, with one option
to extend for 10 years.                                   111,274         31,053

Unsecured $125,000 term loan with a group of
commercial banks with a variable interest rate of
LIBOR plus 1.75%, monthly interest only payments
and a maturity date of June 10, 2002. This loan
was paid off in the second quarter of 2001 (see
below).                                                        --        125,000

                                                         --------       --------
Total                                                    $638,161       $606,677
                                                         ========       ========

In the second quarter of 2001, through the acquisition of Canyons I (see Note
3), the Company assumed a $19.1 million loan. The loan has a maturity date of March 31, 2002 and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at June 30, 2001 was 6.11%.

In the second quarter of 2001, through the acquisition of Santa Fe Ranch (see
Note 3), the Company assumed a $21.4 million loan. The loan has a maturity date of March 31, 2002 and bears interest at the floating rate of LIBOR plus 2%. The interest rate on this loan at June 30, 2001 was 5.86%.

In the second quarter of 2001, through the acquisition of Gateway 19 (see Note
3), the Company assumed a $4.7 million loan. The loan has a maturity date of December 1, 2001 and bears interest at the floating rate of LIBOR plus 1.55%. The interest rate on this loan at June 30, 2001 was 5.41%.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2001

In the second quarter of 2001, through the acquisition of Rockwall I and II (see
Note 3), the Company assumed a $37 million loan. The loan has a maturity date of June 30, 2004 and bears interest at the floating rate of LIBOR plus 2.5%. The interest rate on this loan at June 30, 2001 was 6.36%.

In the first and second quarters of 2001, the Company paid off its unsecured term loan with the proceeds from the sale of its multifamily portfolio on December 29, 2000 and a draw on the Credit Facility, as discussed below.

In the first quarter of 2001, the Company obtained a $14 million construction loan to build a 96,000 square foot office property in Bridgewater, New Jersey. Approximately $5.1 million was outstanding at June 30, 2001. The loan has a maturity date of January 5, 2003 and bears interest at the floating rate of LIBOR plus 2.35%. The interest rate on this loan at June 30, 2001 was 6.21%.

Outstanding borrowings under the Credit Facility increased from $31,053,000 at December 31, 2000, to $111,274,000 at June 30, 2001. The increase was due to draws of $161,117,000 for the pay off of the unsecured term loan and acquisitions, offset by pay downs of $80,896,000 generated from proceeds from the sales of properties and cash from operations. In May 2001, the maturity date on the Credit Facility was extended from June 2002 to June 2003. In addition, the amount of the Credit Facility was increased to $180 million from $142 million, with the additional proceeds applied to pay off the unsecured term loan, as discussed above. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company is in compliance at June 30, 2001.

Some of the Company's properties are held in limited partnerships and limited liability companies in order to facilitate financing. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Company in accordance with accounting principles generally accepted in the United States.

The required principal payments on the Company's debt for the next five years and thereafter, as of June 30, 2001, are as follows (in thousands). Included in the year ending December 31, 2003, is the Credit Facility balance of $111,274,000 which has an initial maturity of June 10, 2003.

                           Year Ending
                           December 31,
                           -----------
                              2001              $ 49,929
                              2002                70,400
                              2003               215,634
                              2004                 8,708
                              2005                27,670
                              Thereafter         265,820
                                                 -------
                              Total             $638,161
                                                 =======

NOTE 9. NET LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with the pay off of the unsecured term loan, as discussed above, the Company recorded a net loss on early extinguishment of debt of $1,025,000 for the six months ended June 30, 2001. This loss consists of losses due to the writeoff of unamortized original issuance costs.

In connection with the retirement of the Company's unsecured Series A Senior Notes, the Company recorded a net loss on early extinguishment of debt of $550,000 for the six months ended June 30, 2000. This loss consists of $931,000 of discounts on retirement offset by $1,481,000 of losses due to the writeoff of unamortized original issuance costs.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2001

NOTE 10. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $3,516,000 and $2,362,000 for the six months ended June 30, 2001 and 2000, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, the Company paid GC property management fees and salary reimbursements totaling $505,000 for the six months ended June 30, 2000, for management of a portfolio of residential properties owned by the Company, which is included in property operating expenses and general and administrative expenses on the accompanying consolidated statements of income. As discussed in Note 1, effective October 24, 2000, GC merged with the Company.

NOTE 11. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

                                                       Three months ended                 Six months ended
                                                            June 30,                          June 30,
                                                  ----------------------------      ----------------------------
                                                      2001             2000             2001             2000
                                                  -----------      -----------      -----------      -----------
Net income available to common
    Stockholders - Basic                          $     5,614      $     2,889      $    10,759      $     5,452
Minority interest                                         631              350            1,218              656
                                                  -----------      -----------      -----------      -----------
Net income available to common
    Stockholders - Diluted                        $     6,245      $     3,239      $    11,977      $     6,108
                                                  -----------      -----------      -----------      -----------

Weighted average shares:
Basic                                              26,989,534       29,330,163       26,990,921       29,842,924
Stock options                                         405,055          226,745          408,058          178,346
Convertible Operating Partnership Units             3,072,733        3,554,585        3,072,864        3,581,155
                                                  -----------      -----------      -----------      -----------
Diluted                                            30,467,322       33,111,493       30,471,843       33,602,425
                                                  -----------      -----------      -----------      -----------

Basic earnings per share                          $      0.21      $      0.10      $      0.40      $      0.18
Diluted earnings per share                        $      0.20      $      0.10      $      0.39      $      0.18

The preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented.

NOTE 12. SEGMENT INFORMATION

During the six months ended June 30, 2001, the Company owned a portfolio of properties comprising four product types: office, industrial, retail and multifamily. During the six months ended June 30, 2000, the Company's portfolio was comprised of five product types: office, industrial, retail, multifamily and hotels. Each of these product types represents a reportable segment with distinct uses and tenant types which require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consists primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the multifamily portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The Company's hotel operations during the six months ended June 30, 2000, were from one 227 room property leased to and operated by a third party. In December 2000, 36 of the Company's 37 multifamily properties and the one remaining hotel property were sold.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                                  June 30, 2001

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Company for its reportable segments as of and for the six months ended June 30, 2001 and 2000 is as follows (in thousands):

                                                                             Multi-
2001                               Office      Industrial      Retail        family         Hotel         Total
----                              --------      --------      --------      --------      --------      --------
Rental revenue                    $ 66,482      $ 19,791      $  2,072      $  3,269      $     --      $ 91,614
Property operating expenses         24,063         4,827           429         1,092            --        30,411
                                  --------      --------      --------      --------      --------      --------
Net operating income (NOI)        $ 42,419      $ 14,964      $  1,643      $  2,177      $     --      $ 61,203
                                  ========      ========      ========      ========      ========      ========

                                                                             Multi-
2000                               Office      Industrial      Retail        family         Hotel         Total
----                              --------      --------      --------      --------      --------      --------
Rental revenue                    $ 64,199      $ 19,890      $  5,203      $ 34,136      $    550      $123,978
Property operating expenses         23,714         5,060         1,677        15,083           115        45,649
                                  --------      --------      --------      --------      --------      --------
Net operating income (NOI)        $ 40,485      $ 14,830      $  3,526      $ 19,053      $    435      $ 78,329
                                  ========      ========      ========      ========      ========      ========

The following is a reconciliation of segment revenues and income to consolidated revenues and income for the periods presented above (in thousands):

                                                                                          2001            2000
                                                                                       ---------       ---------
REVENUES
Total revenue for reportable segments                                                  $  91,614       $ 123,978
Other revenue(1)                                                                           6,194           4,414
                                                                                       ---------       ---------
Total consolidated revenues                                                            $  97,808       $ 128,392
                                                                                       =========       =========

NET INCOME
NOI for reportable segments                                                            $  61,203       $  78,329
Elimination of internal property management fees                                           2,615           3,802

Unallocated amounts:
  Other revenue(1)                                                                         6,194           4,414
  General and administrative expenses                                                     (6,051)         (6,373)
  Depreciation and amortization                                                          (22,814)        (30,213)
  Interest expense                                                                       (18,363)        (32,370)
                                                                                       ---------       ---------
Income from operations before minority interest and extraordinary items                $  22,784       $  17,589
                                                                                       =========       =========


(1) Other revenue includes fee income, interest and other income, equity in earnings (losses) of unconsolidated operating joint ventures and net gain
      (loss) on sales of real estate assets.

NOTE 13. SUBSEQUENT EVENT

Dispositions

Subsequent to June 30, 2001, the Company sold a 138,157 square foot industrial property located in Kent, Washington, for a sale price of $7.6 million. This resulted in a gain on sale of approximately $1.7 million to be recognized in the third quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various types of income-producing properties. As of June 30, 2001, the Company owned and operated 85 income-producing properties (the "Properties," and each a "Property"), including 2 joint ventures.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000.

Rental Revenue. Rental revenue decreased $32,364,000, or 26%, to $91,614,000 for the six months ended June 30, 2001 from $123,978,000 for the six months ended June 30, 2000. The decrease consisted of declines in revenue from the industrial, retail, multifamily and hotel Properties of $99,000, $3,131,000, $30,867,000 and $550,000, respectively. These decreases were primarily due to the sales of eight industrial, seven retail, thirty-six multifamily and one hotel Property since June 30, 2000. These decreases were slightly offset by an increase in revenue from the office Properties of $2,283,000, which is primarily due to acquisitions and increases in occupancy and rental rates.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the unconsolidated operating joint ventures and the Rancon Partnerships. This revenue increased $1,154,000, or 49%, to $3,516,000 for the six months ended June 30, 2001, from $2,362,000 for the six months ended June 30, 2000, primarily due to property management and asset management fees received from the Rancon Partnerships and development, acquisition and financing fees relating to three development projects. Certain of these fees were previously earned by GC, prior to its merger with the Company, and were recognized as equity in earnings of Associated Company. This increase is offset by transaction fees received from an affiliate in the second quarter of 2000.

Interest and Other Income. Interest and other income decreased $1,892,000, or 41%, to $2,751,000 for the six months ended June 30, 2001, from $4,643,000 for the six months ended June 30, 2000. The decrease was primarily due to interest income earned on two development projects sold by a development alliance in the second quarter of 2000, offset by interest income earned on a development project, which was sold by a development alliance, in the first quarter of 2001.

Equity in Earnings of Associated Company. Equity in earnings of Associated Company decreased $622,000, or 100%, to $0 for the six months ended June 30, 2001, from $622,000 for the six months ended June 30, 2000. The decrease is due to the merger of GC into the Company in the fourth quarter of 2000.

Equity in Earnings (Losses) of Unconsolidated Operating Joint Ventures. Equity in earnings (losses) of unconsolidated operating joint ventures increased $222,000, or 130%, to $51,000 for the six months ended June 30, 2001, from a loss of $171,000 for the six months ended June 30, 2000. This increase is due to an increase in net operating income at one joint venture, which began operations in October of 2000.

Net Loss on Sales of Real Estate Assets. The net loss on sales of real estate assets of $124,000 during the six months ended June 30, 2001, primarily resulted from the sale of one office Property, one industrial Property and four retail Properties from the Company's portfolio in 2001. The net loss on sales of real estate assets of $3,042,000 during the six months ended June 30,

2000, resulted from the sales of six office Properties, four industrial Properties and three retail Properties from the Company's portfolio in 2000.

Property Operating Expenses. Property operating expenses decreased $14,051,000, or 34%, to $27,796,000 for the six months ended June 30, 2001, from $41,847,000 for the six months ended June 30, 2000. This decrease corresponds to the 26% decrease in rental revenues resulting from the sale of properties.

General and Administrative Expenses. General and administrative expenses decreased $322,000, or 5%, to $6,051,000 for the six months ended June 30, 2001, from $6,373,000 for the six months ended June 30, 2000. This decrease is primarily due to a reduction in staff and overhead expenses resulting from the sale of 36 multifamily Properties in December 2000, offset by an increase in general and administrative costs as a result of the merger of the Company and GC in October 2000.

Depreciation and Amortization. Depreciation and amortization decreased $7,399,000, or 24%, to $22,814,000 for the six months ended June 30, 2001, from
$30,213,000 for the six months ended June 30, 2000. This decrease is primarily due to the sales of eight industrial, seven retail, thirty-six multifamily and one hotel Property since June 30, 2000.

Interest Expense. Interest expense decreased $14,007,000, or 43%, to $18,363,000 for the six months ended June 30, 2001, from $32,370,000 for the six months ended June 30, 2000. This decrease is primarily due to payoffs of loans in connection with property sales, retirement of the Senior Notes and decreases in variable interest rates.

Net Loss on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $1,025,000 during the six months ended June 30, 2001, consists of losses due to the writeoff of unamortized original issuance costs in connection with the pay off of the unsecured term loan as discussed below. Net loss on early extinguishment of debt of $550,000 during the six months ended June 30, 2000, consists of $931,000 of gains on retirement of Series A Senior Notes at a discount, offset by the related write-off of unamortized loan fees in the amount of $1,481,000.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000.

Rental Revenue. Rental revenue decreased $13,107,000, or 22%, to $47,710,000 for the three months ended June 30, 2001 from $60,817,000 for the three months ended June 30, 2000. The decrease consisted of declines in revenue from the industrial, retail, multifamily and hotel Properties of $13,000, $1,796,000, $14,980,000 and $175,000, respectively. These decreases were primarily due to the sales of eight industrial, seven retail, thirty-six multifamily and one hotel Property since June 30, 2000. These decreases were slightly offset by an increase in revenue from the office Properties of $3,857,000, which is primarily due to acquisitions and increases in occupancy and rental rates.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the unconsolidated operating joint ventures and the Rancon Partnerships. This revenue decreased $688,000, or 36%, to $1,206,000 for the three months ended June 30, 2001, from $1,894,000 for the three months ended June 30, 2000, primarily due to one-time transaction fees received from an affiliate in the second quarter of 2000. This decrease is offset by property management and asset management fees received from the Rancon Partnerships in the second quarter of 2001 and development fees earned in the second quarter of 2001 relating to one development project. Certain of these fees were previously earned by GC, prior to its merger with the Company, and were recognized as equity in earnings of Associated Company.

Interest and Other Income. Interest and other income decreased $2,628,000, or 77%, to $799,000 for the three months ended June 30, 2001, from $3,427,000 for the three months ended June 30, 2000. The decrease was primarily due to interest income earned on two development projects sold by a development alliance in the second quarter of 2000.

Equity in Earnings of Associated Company. Equity in earnings of Associated Company decreased $576,000, or 100%, to $0 for the three months ended June 30, 2001, from $576,000 for the three months ended June 30, 2000. The decrease is due to the merger of GC into the Company in the fourth quarter of 2000.

Equity in Losses of Unconsolidated Operating Joint Ventures. Equity in losses of unconsolidated operating joint ventures decreased $139,000, or 99%, to $1,000 for the three months ended June 30, 2001, from a loss of $140,000 for the three months ended June 30, 2000. This decrease is due to an increase in net operating income at one joint venture, which began operations in October of 2000.

Net Loss on Sales of Real Estate Assets. The net loss on sales of real estate assets of $182,000 during the three months ended June 30, 2001, primarily resulted from the sale of one office, one industrial and two retail Properties from the Company's portfolio in 2001. The net loss on sales of real estate assets of $2,347,000 during the three months ended June 30, 2000, primarily resulted from the sales of five office, three industrial and three retail Properties from the Company's portfolio in 2000.

Property Operating Expenses. Property operating expenses decreased $6,587,000, or 32%, to $13,703,000 for the three months ended June 30, 2001, from $20,290,000 for the three months ended June 30, 2000. This decrease corresponds to the 22% decrease in rental revenues resulting from the sale of properties.

General and Administrative Expenses. General and administrative expenses decreased $1,096,000, or 27%, to $2,968,000 for the three months ended June 30, 2001, from $4,064,000 for the three months ended June 30, 2000. This decrease is primarily due to a reduction in staff and overhead expenses resulting from the sale of 36 multifamily Properties in December 2000, offset by an increase in general and administrative costs as a result of the merger of the Company and GC in October 2000. The decrease is also due to the timing of incentive compensation costs which were recognized in the second quarter of 2000 as compared to the first and second quarters of 2001.

Depreciation and Amortization. Depreciation and amortization decreased $3,108,000, or 21%, to $11,976,000 for the three months ended June 30, 2001, from $15,084,000 for the three months ended June 30, 2000. This decrease is primarily due to the sales of eight industrial, seven retail, thirty-six multifamily and one hotel Property since June 30, 2000.

Interest Expense. Interest expense decreased $6,536,000, or 41%, to $9,487,000 for the three months ended June 30, 2001, from $16,023,000 for the three months ended June 30, 2000. This decrease is primarily due to payoffs of loans in connection with property sales, retirement of the Senior Notes and decreases in variable interest rates.

Net Loss on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $262,000 during the three months ended June 30, 2001, consists of losses due to the writeoff of unamortized original issuance costs in connection with the pay off of the unsecured term loan as discussed below. Net loss on early extinguishment of debt of $84,000 during the three months ended June 30, 2000, consists of the writeoff of unamortized loan fees upon the retirement of Series A Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

For the six months ended June 30, 2001, cash provided by operating activities decreased by $11,587,000 to $33,908,000 as compared to $45,495,000 for the same period in 2000. The decrease is due primarily to the sales of eight industrial, seven retail, thirty-six multifamily and one hotel Property since June 30, 2000. Cash used for investing activities was $50,935,000 for the six months ended June 30, 2001, as compared to $80,665,000 provided by investing activities for the same period in 2000. The change is primarily due to an increase in cash used for real estate acquisitions and investments in land and development and a decrease in net proceeds from sales of real estate assets in the first six months of 2001 as compared to the same period in 2000. During the six months ended June 30, 2001, the Company sold six Properties as compared to 13 Properties during the six months ended June 30, 2000. Cash used for financing activities decreased by $48,485,000 to $81,133,000 for the six months ended June 30, 2001, as compared to $129,618,000 for the same period in 2000. This change was primarily due to a decrease in cash used for the retirement of the Series A Senior Notes and the repurchase of Common and Preferred Stock, offset by an increase in cash used for the repayment of debt.

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

Investments in Land and Development

The Company is independently developing approximately 416,000 square feet of commercial property in California, Colorado and New Jersey. As of June 30, 2001, the Company had invested approximately $31.1 million in these projects. Additionally, the Company has approximately 755,000 of proposed square feet, with a book value of approximately $10.4 million, available for future development as of June 30, 2001. The loans secured by certain development properties contain recourse provisions to the Company in the event of default.

The Company is currently involved in a number of alliances for the development of approximately 654,000 square feet of commercial properties in California and Colorado. The alliances grant the Company certain rights to purchase the properties upon completion of development over the next five years. As of June 30, 2001, the Company had invested approximately $8.7 million in these alliances and had acquired properties from them aggregating approximately $114.2 million. As of June 30, 2001, the Company has provided guarantees on $24.3 million of related debt.

Additionally, in 2000, the Company formed a new joint venture with the Pauls Corporation ("Pauls"), Glenborough Pauls Development LLC ("Development LLC"). The Company and Pauls each own an equal 50% interest in Development LLC. The Company accounts for its investment in Development LLC using the equity method. In the fourth quarter of 2000, Development LLC acquired two sites aggregating
33.5 acres in the San Francisco Bay Area for mixed use development. As of June 30, 2001, the Company had advanced approximately $21.4 million to Development LLC and had provided guarantees on $21.6 million of related debt.

Investments in Operating Joint Ventures

Investments in operating joint ventures decreased from $9,119,000 at December 31, 2000, to $7,912,000 at June 30, 2001. This decrease was due to the Company's acquisition of one of the joint venture Properties, slightly offset by the Company's 2001 equity interest in the joint ventures' earnings.

Mortgage Loan Receivable

Mortgage loan receivable increased from $37,250,000 at December 31, 2000, to $38,716,000 at June 30, 2001. This increase was due to accrued interest on a loan made by the Company under a development alliance.

Secured and Unsecured Financing

Mortgage loans payable increased from $450,624,000 at December 31, 2000, to $526,887,000 at June 30, 2001. This increase resulted from $82,203,000 of new mortgage loans in connection with acquisitions (see below), $22,000,000 of new mortgage loans due to new financing, $1,429,000 of draws on existing construction loans and $5,147,000 of draws on a new construction loan (discussed below) offset by decreases of $4,248,000 due to property sales, $15,120,000 due to new refinancing, $13,254,000 due to debt maturities and $3,520,000 due to scheduled principal payments on other debt.

In the second quarter of 2001, through the acquisition of a multifamily property from a development alliance, the Company assumed a $19.1 million loan. The loan has a maturity date of March 31, 2002 and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at June 30, 2001 was 6.11%.

In the second quarter of 2001, through the acquisition of a multifamily property from a development alliance, the Company assumed a $21.4 million loan. The loan has a maturity date of March 31, 2002 and bears interest at the floating rate of LIBOR plus 2%. The interest rate on this loan at June 30, 2001 was 5.86%.

In the second quarter of 2001, through the acquisition of an industrial property from a development alliance, the Company assumed a $4.7 million loan. The loan has a maturity date of December 1, 2001 and bears interest at the floating rate of LIBOR plus 1.55%. The interest rate on this loan at June 30, 2001 was 5.41%.

In the second quarter of 2001, through the acquisition of a two-building office property from a joint venture partner, the Company assumed a $37 million loan. The loan has a maturity date of June 30, 2004 and bears interest at the floating rate of LIBOR plus 2.5%. The interest rate on this loan at June 30, 2001 was 6.36%.

In the first and second quarters of 2001, the Company paid off its unsecured term loan with the proceeds from the sale of its multifamily portfolio on December 29, 2000 and a draw on the Credit Facility, as discussed below.

In the first quarter of 2001, the Company obtained a $14 million construction loan to build a 96,000 square foot office property in Bridgewater, New Jersey. Approximately $5.1 million was outstanding at June 30, 2001. The loan has a maturity date of January 5, 2003 and bears interest at the floating rate of LIBOR plus 2.35%. The interest rate on this loan at June 30, 2001 was 6.21%.

The Company has an unsecured line of credit provided by a group of commercial banks (the "Credit Facility"). Outstanding borrowings under the Credit Facility increased from $31,053,000 at December 31, 2000, to $111,274,000 at June 30,
2001. The increase was due to draws of $161,117,000 for the pay off of the unsecured term loan and acquisitions, offset by pay downs of $80,896,000 generated from proceeds from the sales of properties and cash from operations. In May 2001, the maturity date on the Credit Facility was extended from June 2002 to June 2003. In addition, the amount of the Credit Facility was increased to $180 million from $142 million, with the additional proceeds applied to pay off the unsecured term loan, as discussed above. The Credit Facility bears interest at a floating rate of LIBOR plus 1.75%. The interest rate on the Credit Facility at June 30, 2001, was 5.48%. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company is in compliance at June 30, 2001.

Some of the Company's properties are held in limited partnerships and limited liability companies in order to facilitate financing. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Company in accordance with accounting principles generally accepted in the United States.

At June 30, 2001, the Company's total indebtedness included fixed-rate debt of $353,051,000 and floating-rate indebtedness of $285,110,000. Approximately 61% of the Company's total assets, comprising 46 properties, are encumbered by debt at June 30, 2001.

It is the Company's policy to manage its exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At June 30, 2001, approximately 45% of the Company's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates. The Company may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings that are reasonably assured of completion. It is not the Company's policy to engage in hedging activities for previously outstanding debt instruments or for speculative purposes. At June 30, 2001, the Company was not a party to any open interest rate protection agreements.

Equity and Debt Offerings

In January 1999, the Company filed a shelf registration statement with the SEC (the "January 1999 Shelf Registration Statement") to carry forward the remaining $801.2 million in equity securities of the Company from a November 1997 shelf registration statement (declared effective by the SEC on December 18, 1997). The January 1999 Shelf Registration Statement was declared effective by the SEC on January 25, 1999. Therefore, the Company has the capacity pursuant to the January 1999 Shelf Registration Statement to issue up to $801.2 million in equity securities. The Company currently has no plans to issue equity under this shelf registration.

Stock Repurchases

In 1999, the Company's Board of Directors authorized the Company to repurchase up to 6.2 million shares of its outstanding Common Stock. This represented approximately 20% of the Company's total outstanding Common Stock. In connection with the sale of 36 multifamily Properties in December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of June 30, 2001, 6,086,816 common shares have been repurchased for a total cost of approximately $101,195,000; this represents approximately 76% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, the Company announced that its Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of June 30, 2001, 1,402,200 preferred shares have been repurchased for a total cost of approximately $21,037,000; this represents approximately 41% of the expanded repurchase authorization and approximately 12% of Preferred Stock outstanding when the repurchase program began. Future stock repurchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

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

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

In October 1999, the Board of Governors of NAREIT issued `White Paper on FFO-October 1999' to clarify its definition of Funds from Operations ("FFO"). The clarification is effective January 1, 2000 and requires restatement for all periods presented in financial statements or tables. FFO, as clarified by NAREIT, represents "net income excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis." The Company believes that FFO is helpful to investors as a measure of performance of an equity REIT because, along with cash flow from operating activities, FFO provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with the clarified definition except that we eliminate straight-line rent from the calculation, which may not be comparable to FFO reported by other REITs that interpret the clarified definition differently than we do. FFO does not represent net income or cash flows from operations as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity. FFO does not necessarily indicate that cash flows will be sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

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

The following table sets forth the Company's calculation of FFO and CAD for the three and six months ended June 30, 2001 (in thousands, except weighted average shares and per share amounts):

                                                                March 31,          June 30,             YTD
                                                                  2001               2001               2001
                                                              ------------       ------------       ------------
Income from operations before minority interest,
  extraordinary items and preferred dividends                 $     11,386       $     11,398       $     22,784
Preferred dividends                                                 (4,891)            (4,891)            (9,782)
Net (gain) loss on sales of real estate assets                         (58)               182                124
Depreciation and amortization(1)                                    10,579             11,617             22,196
Adjustment for straight-line rents                                      --               (793)              (793)
Adjustment to reflect FFO of Unconsolidated JV's(2)                    247                158                405
                                                              ------------       ------------       ------------
FFO                                                           $     17,263       $     17,671       $     34,934
                                                              ============       ============       ============

Amortization of deferred financing fees                                387                347                734
Capital expenditures                                                (2,966)            (2,924)            (5,890)
                                                              ------------       ------------       ------------
CAD                                                           $     14,684       $     15,094       $     29,778
                                                              ============       ============       ============

Distributions per share(3)                                    $       0.42       $       0.42       $       0.84
                                                              ============       ============       ============

Diluted weighted average shares outstanding                     30,476,401         30,467,322         30,471,843
                                                              ============       ============       ============


(1)   Excludes non-real estate depreciation and amortization.

(2) Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated joint ventures allocable to the Company. The Company's investments in the joint ventures are accounted for using the equity method of accounting.

(3) The distributions for the three months ended June 30, 2001, were paid on July 16, 2001.


The following table sets forth the Company's calculation of FFO and CAD for the three and six months ended June 30, 2000 (in thousands, except weighted average shares and per share amounts):

                                                                March 31,         June 30,              YTD
                                                                  2000              2000                2000
                                                              ------------       ------------       ------------
Income from operations before minority interest,
  extraordinary items and preferred dividends                 $      8,823       $      8,766       $     17,589
Preferred dividends                                                 (5,488)            (5,443)           (10,931)
Net loss on sales of real estate assets                                695              2,347              3,042
Depreciation and amortization(1)                                    14,915             14,871             29,786
Adjustment to reflect FFO of Unconsolidated JV's(2)                    190                264                454
Adjustment to reflect FFO of Associated Company(3)                     164                 22                186
                                                              ------------       ------------       ------------
FFO(4)                                                        $     19,299       $     20,827       $     40,126
                                                              ============       ============       ============

Amortization of deferred financing fees                                639                610              1,249
Capital reserve                                                         --                 --                 --
Capital expenditures                                                (4,989)            (6,319)           (11,308)
                                                              ------------       ------------       ------------
CAD                                                           $     14,949       $     15,118       $     30,067
                                                              ============       ============       ============

Distributions per share                                       $       0.42       $       0.42       $       0.84
                                                              ============       ============       ============

Diluted weighted average shares outstanding                     34,096,464         33,111,493         33,602,425
                                                              ============       ============       ============

(1)   Excludes non-real estate depreciation and amortization.

(2) Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated joint ventures allocable to the Company. The Company's investments in the joint ventures are accounted for using the equity method of accounting.

(3) Reflects the adjustments to FFO required to reflect the FFO of the Associated Company allocable to the Company. The Company's investment in the Associated Company is accounted for using the equity method of accounting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            The Exhibit Index attached hereto is hereby incorporated by reference to this item.

      (b)   Reports on Form 8-K:

            None.

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


                      GLENBOROUGH REALTY TRUST INCORPORATED



                                      By: Glenborough Realty Trust Incorporated,



      Date: August 14, 2001               /s/ Andrew Batinovich
                                          --------------------------------------
                                          Andrew Batinovich
                                          Director, President and
                                          Chief Operating Officer



      Date: August 14, 2001               /s/ Stephen Saul
                                          --------------------------------------
                                          Stephen Saul
                                          Chief Financial Officer
                                          (Principal Financial Officer)



      Date: August 14, 2001               /s/ Brian Peay
                                          --------------------------------------
                                          Brian Peay
                                          Vice President,
                                          Finance and Accounting
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                       Exhibit Title
-----------                       -------------
   11.01       Statement re: Computation of Per Share Earnings is shown in Note
               11 of the Consolidated Financial Statements of the Company in
               Item 1.

   12.01       Computation of Ratio of Earnings to Fixed Charges and Ratio of
               Earnings to Fixed Charges and Preferred Dividends.