Form 10-Q
period 2001-09-30
GLENBOROUGH REALTY TRUST INC
filed 2001-11-13
CIK 929454

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                 Yes [X] No [ ]


As of November 9, 2001, 26,929,534 shares of Common Stock ($.001 par value) and 10,097,800 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value) were outstanding.

                                      INDEX
                      GLENBOROUGH REALTY TRUST INCORPORATED


                                                                                       PAGE NO.
                                                                                       --------
PART I          FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements of Glenborough Realty
                Trust Incorporated (Unaudited):

                    Consolidated Balance Sheets at September 30, 2001 and
                    December 31, 2000                                                       3

                    Consolidated Statements of Income for the nine months
                    ended September 30, 2001 and 2000                                       4

                    Consolidated Statements of Income for the three months
                    ended September 30, 2001 and 2000                                       5

                    Consolidated Statement of Stockholders' Equity for the
                    nine months ended September 30, 2001                                    6

                    Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 2001 and 2000                                     7-8

                    Notes to Consolidated Financial Statements                           9-20

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                               21-29

PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                                          29

Item 4.         Submission of Matters to a Vote of Security Holders                        29

Item 6.         Exhibits and Reports on Form 8-K                                           29

SIGNATURES                                                                                 30

EXHIBIT INDEX                                                                              31

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                      GLENBOROUGH REALTY TRUST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)


                                                                     September 30,      December 31,
                                                                         2001              2000
                                                                     -------------      ------------
ASSETS
    Rental properties, gross                                          $ 1,302,358       $ 1,208,566
    Accumulated depreciation                                             (135,029)         (115,061)
                                                                      -----------       -----------
    Rental properties, net                                              1,167,329         1,093,505

    Rental properties held for sale, gross                                 13,713                --
    Accumulated depreciation                                               (1,705)               --
                                                                      -----------       -----------
    Rental properties held for sale, net                                   12,008                --

    Investments in Land and Development                                    78,886            86,286
    Investments in Unconsolidated Operating Joint Ventures                  8,037             9,119
    Mortgage loans receivable                                              39,791            37,250
    Cash and cash equivalents                                               8,980           102,195
    Other assets                                                           47,804            42,803
                                                                      -----------       -----------

        TOTAL ASSETS                                                  $ 1,362,835       $ 1,371,158
                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage loans                                                    $   557,574       $   450,624
    Unsecured term debt                                                        --           125,000
    Unsecured bank line                                                    60,576            31,053
    Other liabilities                                                      24,563            26,871
                                                                      -----------       -----------
      Total liabilities                                                   642,713           633,548
                                                                      -----------       -----------

Commitments and contingencies                                                  --                --

Minority interest                                                          67,232            68,754

Stockholders' Equity:
    Common stock, 26,949,534 and 26,991,770  shares issued
      and outstanding at September 30, 2001 and
      December 31, 2000, respectively                                          27                27
    Preferred stock, 10,097,800 shares issued and outstanding at
      September 30, 2001 and December 31, 2000                                 10                10
    Additional paid-in capital                                            762,357           763,974
    Deferred compensation                                                    (987)           (1,143)
    Retained earnings (deficit)                                          (108,517)          (94,012)
                                                                      -----------       -----------
      Total stockholders' equity                                          652,890           668,856
                                                                      -----------       -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                     $ 1,362,835       $ 1,371,158
                                                                      ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
            For the nine months ended September 30, 2001 and 2000
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                           2001               2000
                                                       ------------       ------------
REVENUE
    Rental revenue                                     $    140,353       $    182,869
    Fees and reimbursements from affiliates                   5,301              2,841
    Interest and other income                                 3,379              6,867
    Equity in earnings of Associated Company                     --              1,027
    Equity in earnings (losses) of unconsolidated
      operating joint ventures                                   89               (263)
    Net gain on sales of real estate assets                   2,883              1,652
                                                       ------------       ------------
      Total revenue                                         152,005            194,993
                                                       ------------       ------------

EXPENSES
    Property operating expenses                              42,342             62,361
    General and administrative                                8,425              7,326
    Depreciation and amortization                            34,879             44,595
    Interest expense                                         28,218             47,349
                                                       ------------       ------------
      Total expenses                                        113,864            161,631
                                                       ------------       ------------

Income from operations before minority interest
    and extraordinary item                                   38,141             33,362
Minority interest                                            (2,214)            (1,833)
                                                       ------------       ------------
Net income before extraordinary item                         35,927             31,529
Extraordinary item:
Net loss on early extinguishment of debt                     (1,707)              (550)
                                                       ------------       ------------
Net income                                                   34,220             30,979
Preferred dividends                                         (14,673)           (15,822)
                                                       ------------       ------------
Net income available to Common Stockholders            $     19,547       $     15,157
                                                       ============       ============

Basic Per Share Data:
Net income before extraordinary item                   $       0.79       $       0.53
Extraordinary item                                            (0.06)             (0.02)
                                                       ------------       ------------
Net income available to Common Stockholders            $       0.73       $       0.51
                                                       ============       ============
Basic weighted average shares outstanding                26,988,659         29,451,451
                                                       ============       ============

Diluted Per Share Data:
Net income before extraordinary item                   $       0.77       $       0.53
Extraordinary item                                            (0.06)             (0.02)
                                                       ------------       ------------
Net income available to Common Stockholders            $       0.71       $       0.51
                                                       ============       ============
Diluted weighted average shares outstanding              30,509,773         33,279,375
                                                       ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
           For the three months ended September 30, 2001 and 2000
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                           2001               2000
                                                       ------------       ------------
REVENUE
    Rental revenue                                     $     48,739       $     58,891
    Fees and reimbursements from affiliates                   1,785                479
    Interest and other income                                   628              2,224
    Equity in earnings of Associated Company                     --                405
    Equity in earnings (losses) of unconsolidated
      operating joint ventures                                   38                (92)
    Net gain on sales of real estate assets                   3,007              4,694
                                                       ------------       ------------
      Total revenue                                          54,197             66,601
                                                       ------------       ------------

EXPENSES
    Property operating expenses                              14,546             20,514
    General and administrative                                2,374                953
    Depreciation and amortization                            12,065             14,382
    Interest expense                                          9,855             14,979
                                                       ------------       ------------
      Total expenses                                         38,840             50,828
                                                       ------------       ------------

Income from operations before minority interest
    and extraordinary item                                   15,357             15,773
Minority interest                                              (996)            (1,177)
                                                       ------------       ------------
Net income before extraordinary item                         14,361             14,596
Extraordinary item:
Net loss on early extinguishment of debt                       (682)                --
                                                       ------------       ------------
Net income                                                   13,679             14,596
Preferred dividends                                          (4,891)            (4,891)
                                                       ------------       ------------
Net income available to Common Stockholders            $      8,788       $      9,705
                                                       ============       ============

Basic Per Share Data:
Net income before extraordinary item                   $       0.35       $       0.34
Extraordinary item                                            (0.02)                --
                                                       ------------       ------------
Net income available to Common Stockholders            $       0.33       $       0.34
                                                       ============       ============
Basic weighted average shares outstanding                26,984,208         28,677,017
                                                       ============       ============

Diluted Per Share Data:
Net income before extraordinary item                   $       0.34       $       0.33
Extraordinary item                                            (0.02)                --
                                                       ------------       ------------
Net income available to Common Stockholders            $       0.32       $       0.33
                                                       ============       ============
Diluted weighted average shares outstanding              30,588,078         32,636,164
                                                       ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 2001
                                 (in thousands)
                                   (Unaudited)


                                     Common Stock           Preferred Stock
                                ----------------------   ---------------------
                                                                                 Additional   Deferred     Retained
                                                Par                     Par       Paid-in      Compen-     Earnings
                                 Shares        Value      Shares       Value      Capital      sation      (Deficit)      Total
                                ---------    ---------   ---------   ---------   ----------   ---------    ---------    ---------
Balance at December 31, 2000       26,982    $      27      10,098   $      10   $ 763,974    $  (1,143)   $ (94,012)   $ 668,856

Exercise of stock options              10           --          --          --         267           --           --          267

Cancellation of stock grants           (3)          --          --          --          --           --           --           --

Conversion of Operating
   Partnership units into
   common stock                         1           --          --          --      (1,135)          --           --       (1,135)

Common stock repurchases              (40)          --          --          --        (749)          --           --         (749)

Amortization of deferred
   compensation                        --           --          --          --          --          156           --          156

Unrealized loss on marketable
   securities                          --           --          --          --          --           --          (48)         (48)

Dividends                              --           --          --          --          --           --      (48,677)     (48,677)

Net income                             --           --          --          --          --           --       34,220       34,220
                                ---------    ---------   ---------   ---------   ---------    ---------    ---------    ---------

Balance at September 30, 2001      26,950    $      27      10,098   $      10   $ 762,357    $    (987)   $(108,517)   $ 652,890
                                =========    =========   =========   =========   =========    =========    =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2000
                                 (in thousands)
                                   (Unaudited)


                                                                      2001           2000
                                                                    ---------      ---------
Cash flows from operating activities:
    Net income                                                      $  34,220      $  30,979
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                  34,879         44,595
        Amortization of loan fees, included in
         interest expense                                               1,143          1,846
        Minority interest in income from operations                     2,214          1,833
        Equity in earnings of associated company                           --         (1,027)
        Equity in (earnings) losses of
         unconsolidated operating joint ventures                          (89)           263
        Net gain on sales of real estate assets                        (2,883)        (1,652)
        Net loss on early extinguishment of debt                        1,707            550
        Amortization of deferred compensation                             156             87
        Changes in certain assets and liabilities, net                (12,369)       (13,382)
                                                                    ---------      ---------

         Net cash provided by operating activities                     58,978         64,092
                                                                    ---------      ---------

Cash flows from investing activities:
    Net proceeds from sales of real estate assets                      69,329        159,250
    Additions to real estate assets                                   (68,081)       (42,243)
    Deposits on prospective acquisitions                                   --         (2,696)
    Investments in land and development, net                          (30,593)         1,095
    Investments in unconsolidated operating joint ventures                (86)        (3,710)
    Distributions from unconsolidated operating joint ventures             --            486
    Additions to mortgage loans receivable                             (3,013)        (2,914)
    Principal receipts on mortgage loans receivable                       472          3,594
    Repayments of notes receivable                                         --          3,040
    Payments from affiliates                                               --            200
    Contribution to associated company                                     --            (25)
    Distributions from associated company                                  --          1,258
                                                                    ---------      ---------

         Net cash provided by (used for) investing activities         (31,972)       117,335
                                                                    ---------      ---------

Cash flows from financing activities:
    Proceeds from borrowings                                          292,333        244,801
    Repayment of borrowings                                          (358,815)      (208,375)
    Retirement of Series A Senior Notes (plus loss
        on retirement of $512 in 2000)                                     --        (91,662)
    Prepayment penalties on loan payoffs                                 (844)           (38)
    Distributions to minority interest holders                         (3,846)        (4,511)
    Dividends to stockholders                                         (48,677)       (53,371)
    Contributions from minority interest partners                         110             --
    Exercise of stock options                                             267            536
    Repurchases of common stock                                          (749)       (34,906)
    Repurchases of preferred stock                                         --        (18,519)
                                                                    ---------      ---------

        Net cash used for financing activities                       (120,221)      (166,045)
                                                                    ---------      ---------


                                    continued

              The accompanying notes are an integral part of these
                        consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED
              For the nine months ended September 30, 2001 and 2000
                                 (in thousands)
                                   (Unaudited)


                                                                      2001           2000
                                                                    ---------      ---------
Net increase (decrease) in cash and cash equivalents                  (93,215)        15,382

Cash and cash equivalents at beginning of period                      102,195          6,482
                                                                    ---------      ---------

Cash and cash equivalents at end of period                          $   8,980      $  21,864
                                                                    =========      =========

Supplemental disclosure of cash flow information:

    Cash paid for interest (net of capitalized
        interest of $3,619 and $2,629 in 2001 and
        2000, respectively)                                         $  28,200      $  47,339
                                                                    =========      =========

Supplemental disclosure of Non-Cash Investing and Financing
    Activities:

    Assumption of first trust deed notes payable
        in acquisition of real estate                               $  82,203      $   4,300
                                                                    =========      =========

    Disposition of real estate involving buyer's
        assumption of first trust deed notes
        payable                                                     $   4,248      $  25,347
                                                                    =========      =========

    Acquisition of real estate assets from
        development alliances and unconsolidated
        operating joint ventures                                    $  39,250      $     161
                                                                    =========      =========

    Conversion of Operating Partnership units
        into common stock, at current market
        value of common stock                                       $  (1,135)     $     196
                                                                    =========      =========

    Redemption of Operating Partnership Units                       $      --      $     504
                                                                    =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 2001


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

As of September 30, 2001, 26,949,534 shares of Common Stock and 10,097,800 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 3,072,733 shares of Common Stock issuable upon redemption of 3,072,733 partnership units in the Operating Partnership, there would be 30,022,267 shares of Common Stock outstanding as of September 30, 2001. Under the Company's Common and Preferred Stock repurchase authorizations which were approved by the Company's Board of Directors in 1999, 6,126,816 shares of Common Stock and 1,402,200 shares of Preferred Stock have been repurchased as of September 30, 2001.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's major consolidated subsidiary, in which it holds a 1% general partner interest and a 88.76% limited partner interest at September 30, 2001, is Glenborough Properties, L.P. (the "Operating Partnership"). Each of the holders of the remaining interests in the Operating Partnership ("OP Units") has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of September 30, 2001, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 81 real estate projects.

Prior to October 2000, the Operating Partnership held 100% of the non-voting preferred stock of Glenborough Corporation ("GC" or the "Associated Company"). GC was the general partner of several real estate limited partnerships and provided asset and property management services for these partnerships. It also provided partnership administration, asset management, property management and development services to a group of unaffiliated partnerships, which included three public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships").

Effective October 24, 2000, GC merged with the Company. In the merger, the Company received the net assets of GC, including the contract to manage the Rancon Partnerships, in exchange for its preferred stock of GC. In addition, the Company redeemed GC's OP units and issued shares of common stock to GC's common stock holders.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 2001


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of September 30, 2001 and December 31, 2000, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the nine months ended September 30, 2001 and 2000. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of September 30, 2001, and for the period then ended.

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999, with early adoption permitted. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133" was issued which, among other things, deferred the final implementation to fiscal years beginning after June 15, 2000. SFAS No. 133 provides comprehensive guidelines for the recognition and measurement of derivatives and hedging activities and specifically requires all derivatives to be recorded on the balance sheet at fair value. Upon implementation, this pronouncement did not have a material effect on the Company's consolidated financial position, results of operations and financial statement presentation.

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 will be effective July 1, 2002, for the Company. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator. Other intangible assets will continue to be valued and amortized over their estimated lives. Goodwill arising between July 1, 2001 and 2002, will not be subject to amortization. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2002 for the Company. Management does not

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 2001


expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for the Company. Management is currently assessing the impact of this new standard on the Company's consolidated financial position and results of operations.

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

Depreciation is provided using the straight line method over the useful lives of the respective assets. The useful lives are as follows:

           Buildings and Improvements        10 to 40 years
           Tenant Improvements               Term of the related lease
           Furniture and Equipment           5 to 7 years

RENTAL PROPERTIES HELD FOR SALE

Rental properties held for sale consists of rental properties that are under contract to be disposed of. The fulfillment of the Company's plans to dispose of property is dependent upon, among other things, the presence of economic conditions which will enable the Company to hold the property for eventual sale. The Company discontinues depreciation of rental property once it is classified as held for sale.

INVESTMENTS IN LAND AND DEVELOPMENT

The Company, through mezzanine loans and equity contributions, invests in various development alliances with projects currently under development. The interest on advances and other direct project costs incurred by the Company are capitalized to the investments during the period in which the projects are under development. See Note 4 for further discussion.

INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company's investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company does not hold a controlling interest in any operating joint ventures. See Note 5 for further discussion.

MORTGAGE LOANS RECEIVABLE

The Company monitors the recoverability of its mortgage loans receivable through ongoing contact with the borrowers to ensure timely receipt of interest and principal payments, and where appropriate, obtains financial information concerning the properties. Interest on mortgage loans is recognized as revenue as it accrues during the period the loan is outstanding. Mortgage loans receivable will be evaluated for impairment if it becomes evident that the borrower is unable to meet its debt service obligations in a timely manner and cannot satisfy its payments using

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 2001


sources other than the property securing the loan. If it is concluded that such circumstances exist, then such loan will be considered to be impaired and its recorded amount will be reduced to the estimated fair value of the collateral securing it. Interest income will also cease to accrue under such circumstances. Due to uncertainties inherent in the valuation process, it is reasonably possible that the amount ultimately realized from the Company's collection on its mortgage loans receivable will be different than the recorded amounts.

CASH AND CASH EQUIVALENTS

The Company considers short-term investments (including certificates of deposit) with a maturity of three months or less at the time of investment to be cash equivalents. As of September 30, 2001, approximately $6.5 million of tax-deferred exchange proceeds were included in cash and cash equivalents on the accompanying consolidated balance sheet.

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

At September 30, 2001, the Company was not a party to any open interest rate protection agreements.

DEFERRED FINANCING AND OTHER FEES

Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related notes payable or leases and are included in other assets.

MINORITY INTEREST

Minority interest represents the 10.24% limited partner interests in the Operating Partnership not held by the Company at September 30, 2001 and December 31, 2000.

REVENUES

All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases, net of estimated allowances for uncollectable amounts.

For the nine months ended September 30, 2001 and 2000, no tenants represented 10% or more of rental revenue of the Company.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 2001


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

In the second quarter of 2001, from another one of its development alliances, the Company acquired Gateway 19, a 166,000 square foot industrial property located in Aurora, Colorado. The total acquisition cost of $6.8 million consisted of proceeds from a tax-deferred exchange, a draw on the Credit Facility (as defined in Note 8) and the assumption of approximately $4.7 million in debt.

In the second quarter of 2001, the Company acquired, from a joint venture partner, Rockwall I and II, a two-building, 343,000 square foot office property located in Rockville, Maryland. The total acquisition cost of approximately $58.8 million consisted of proceeds from tax-deferred exchanges, a draw on the Credit Facility (as defined in Note 8) and the assumption of $37 million in debt.

In the first quarter of 2001, the Company acquired Creekside Business Park, a 171,000 square foot office property located in Dublin, California. The total acquisition cost of approximately $30 million consisted primarily of proceeds from tax-deferred exchanges and a draw on the Credit Facility (as defined in Note 8).

Dispositions

In the third quarter of 2001, the Company sold four properties, including three office and one industrial, for an aggregate sales price of $38.5 million. Proceeds from the sales were used to pay down the Company's Credit Facility (as defined in Note 8) and to fund future tax-deferred exchange acquisitions.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 2001


In the second quarter of 2001, the Company sold four properties, including one office, one industrial and two retail, for an aggregate sales price of $17.2 million. Proceeds from the sales were used to pay down the Company's Credit Facility (as defined in Note 8) and to fund second quarter tax-deferred exchange acquisitions as discussed above.

In the first quarter of 2001, the Company sold two retail properties for an aggregate sales price of $20.3 million. Proceeds from the sales were used to pay down the Company's Credit Facility (as defined in Note 8) and to fund second quarter tax-deferred exchange acquisitions as discussed above.

NOTE 4. INVESTMENTS IN LAND AND DEVELOPMENT

The Company is independently developing approximately 416,000 square feet of commercial property in California, Colorado and New Jersey. As of September 30, 2001, the Company had invested approximately $34.1 million in these projects. Additionally, the Company has approximately 92 acres of land with a book value of approximately $10.8 million as of September 30, 2001. This land has potential for future development of approximately 755,000 square feet of office space. The loans secured by certain development properties contain recourse provisions to the Company in the event of default.

The Company is currently involved in a number of alliances for the development of approximately 707,000 square feet of commercial properties in California and Colorado. The alliances grant the Company certain rights to purchase the properties upon completion of development over the next five years. As of September 30, 2001, the Company had invested approximately $9 million in these alliances and had acquired properties from them aggregating approximately $114.2 million. As of September 30, 2001, the Company has provided guarantees on $9.3 million of related debt.

Additionally, the Company has formed two joint ventures (the "Pauls Joint Ventures") with the Pauls Corporation ("Pauls"). The Company and Pauls each own an equal 50% interest in the Pauls Joint Ventures. The Company accounts for its investment in the Pauls Joint Ventures using the equity method. In the fourth quarter of 2000, one of the Pauls Joint Ventures acquired two sites aggregating
33.5 acres in the San Francisco Bay Area for mixed use development. As of September 30, 2001, the Company had advanced approximately $25 million to the Pauls Joint Ventures and had provided guarantees on $21 million of related debt.

NOTE 5.  INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company's investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture's earnings (losses). Distributions are recorded as a reduction of the Company's investment.

The Company's investments in unconsolidated operating joint ventures consist of the following as of September 30, 2001 and December 31, 2000 (dollars in thousands):

                         Ownership     Property      Square      Property
Joint Venture             Interest     Location      Footage       Type         2001         2000
-----------------------  -----------  ------------  ----------  ------------  ----------   ---------
Rincon Center I & II        10%           San        757,000     Mixed-Use       $4,030      $3,952
                                      Francisco,
                                      California
Rockwall I & II             10%       Rockville,     343,000      Office             --(1)    1,326
                                       Maryland
2000 Corporate Ridge        10%         McLean,      256,000      Office          4,007       3,841
                                       Virginia
                                                                                 ------      ------
                                                                                 $8,037      $9,119
                                                                                 ======      ======

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 2001


(1) In the second quarter of 2001, the Company acquired 100% of Rockwall I and II from the joint venture. See Note 3 for further discussion.

NOTE 6.  MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage of approximately $39.8 million, including accrued interest, at September 30, 2001, secured by land at Gateway Park in Aurora, Colorado. The loan bears interest at a fixed rate of 13% and matures in July 2005. Gateway Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 5 million square feet of office and industrial space over the next ten years.

NOTE 7.  OTHER ASSETS

As of September 30, 2001 and December 31, 2000, other assets on the consolidated balance sheets consists of the following (in thousands):

                                                    2001          2000
                                                  --------      --------
        Accounts receivable, net                  $  2,970      $  2,463
        Prepaid expenses                             7,312         6,632
        Impound accounts                             4,131         7,792
        Deferred leasing and financing costs        22,293        18,837
        Investment in management contracts           3,114         3,567
        Corporate office fixed assets, net           3,027         2,822
        Marketable securities                        2,827            --
        Other                                        2,130           690
                                                  --------      --------

        Total other assets                        $ 47,804      $ 42,803
                                                  ========      ========

NOTE 8.  SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of September 30, 2001, and December 31, 2000 (dollars in thousands):

                                                          2001          2000
                                                        --------      --------
Secured loans with various lenders, net of
unamortized discount of $3,182 and $3,518 at
September 30, 2001 and December 31, 2000,
respectively. All loans have a fixed interest rate
of 6.125% and a November 10, 2008 maturity date.
Monthly principal and interest payments range
between $296 and $458. These loans are secured by
properties with an aggregate net carrying value of
$323,319 and $322,067 at September 30, 2001 and
December 31, 2000, respectively.                        $169,455      $170,899

Secured loans with various lenders, bearing
interest at fixed rates between 6.77% and 8.47%,
with monthly principal and interest payments
ranging between $19 and $443 and maturing at
various dates through July 1, 2008. These loans
are secured by properties with an aggregate net
carrying value of $404,605 and $303,532 at
September 30, 2001 and December 31, 2000,
respectively.                                            259,494       171,144

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 2001


                                                          2001          2000
                                                        --------      --------
Secured loans with various banks bearing interest
at variable rates ranging between 4.18% and 5.13%
at September 30, 2001 and 8.11% and 9.06% at
December 31, 2000, maturing at various dates
through November 28, 2003. These loans are secured
by properties with an aggregate net carrying value
of $185,576 and $150,968 at September 30, 2001 and
December 31, 2000, respectively.                        $128,625      $108,581

Unsecured $180,000 line of credit with a group of
commercial banks ("Credit Facility") with a
variable interest rate of LIBOR plus 1.625% (4.26%
and 8.19% at September 30, 2001 and December 31,
2000, respectively), monthly interest only
payments and a maturity date of June 10, 2003,
with one option to extend for 10 years.                   60,576        31,053

Unsecured $125,000 term loan with a group of
commercial banks with a variable interest rate of
LIBOR plus 1.75%, monthly interest only payments
and a maturity date of June 10, 2002. This loan
was paid off in the second quarter of 2001 (see
below).                                                       --       125,000
                                                        --------      --------
Total                                                   $618,150      $606,677
                                                        ========      ========

In the third quarter of 2001, the Company closed a $45 million secured loan with an insurance company. The new loan replaced an existing loan secured by Rockwall I and II located in Rockville, Maryland. The previous loan of $37 million, which was assumed through the acquisition of Rockwall I and II (see below), had a floating rate of LIBOR plus 2.50% and a maturity date of June 30, 2004, and was paid off with the proceeds from the new secured loan which has a maturity date of October 1, 2006, and bears interest at a fixed rate of 6.77%. The excess proceeds from the new loan were used to pay down the Credit Facility as discussed below.

In the third quarter of 2001, the Company closed a $29 million secured loan with an insurance company. The new secured loan replaced the three existing loans (including two construction loans) on the first three phases of Bridgewater Executive Quarters located in Bridgewater, New Jersey. The previous loans totaling approximately $24.6 million were paid off with the proceeds from the new secured loan which has a maturity date of August 1, 2006 and bears interest at a fixed rate of 6.83%. The excess proceeds from the new loan were used to pay down the Credit Facility as discussed below.

In the third quarter of 2001, the Company closed an $8 million secured loan with an insurance company. The loan is secured by an office property located in Parsippany, New Jersey, has a maturity date of August 1, 2006, and bears interest at a fixed rate of 6.83%. The proceeds from the new loan were used to pay down the Credit Facility as discussed below.

In the second quarter of 2001, through the acquisition of Canyons I (see Note
3), the Company assumed a $19.1 million loan. The loan has a maturity date of March 31, 2002, and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at September 30, 2001 was 4.88%.

In the second quarter of 2001, through the acquisition of Santa Fe Ranch (see
Note 3), the Company assumed a $21.4 million loan. The loan has a maturity date of March 31, 2002, and bears interest at the floating rate of LIBOR plus 2%. The interest rate on this loan at September 30, 2001 was 4.63%.

In the second quarter of 2001, through the acquisition of Gateway 19 (see Note
3), the Company assumed a $4.7 million loan. The loan has a maturity date of December 1, 2001, and bears interest at the floating rate of LIBOR plus 1.55%. The interest rate on this loan at September 30, 2001 was 4.18%.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 2001


In the second quarter of 2001, through the acquisition of Rockwall I and II (see
Note 3), the Company assumed a $37 million loan. The loan had a maturity date of June 30, 2004 and a floating rate of LIBOR plus 2.5%. This loan was refinanced in the third quarter of 2001 (see above).

In the second quarter of 2001, the Company closed a $22 million secured loan with an insurance company. The new secured loan replaced the existing loan on Montrose Office Park located in Rockville, Maryland. The existing loan of $15.1 million had a floating rate of LIBOR plus 2.50% and a maturity date of June 29, 2001, and was paid off with the proceeds from the new secured loan which has a maturity date of June 28, 2006, and bears interest at a fixed rate of 6.83%. The excess proceeds from the new loan were used to pay down the Credit Facility as discussed below.

In the first and second quarters of 2001, the Company paid off its unsecured term loan with the proceeds from the sale of its multifamily portfolio on December 29, 2000, and a draw on the Credit Facility, as discussed below.

In the first quarter of 2001, the Company obtained a $14 million construction loan to build a 96,000 square foot office property in Bridgewater, New Jersey. Approximately $7.3 million was outstanding at September 30, 2001. The loan has a maturity date of January 5, 2003, and bears interest at the floating rate of LIBOR plus 2.35%. The interest rate on this loan at September 30, 2001 was 4.98%.

Outstanding borrowings under the Credit Facility increased from $31,053,000 at December 31, 2000, to $60,576,000 at September 30, 2001. The increase was due to draws of $177,966,000 for the payoff of the unsecured term loan, stock repurchases and acquisitions, offset by pay downs of $148,443,000 generated from proceeds from the sales of properties, debt refinancings and cash from operations. In May 2001, the maturity date on the Credit Facility was extended from June 2002 to June 2003. In addition, the amount of the Credit Facility was increased from $142 million to $180 million, with the additional proceeds applied to pay off the unsecured term loan, as discussed above. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company is in compliance at September 30, 2001.

Some of the Company's properties are held in limited partnerships and limited liability companies in order to facilitate financing. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Company in accordance with accounting principles generally accepted in the United States.

The required principal payments on the Company's debt for the next five years and thereafter, as of September 30, 2001, are as follows (in thousands). Included in the year ending December 31, 2003, is the Credit Facility balance of $60,576,000 which has an initial maturity of June 10, 2003.

                    Year Ending
                    December 31,
                    ------------
                       2001                         $ 10,895
                       2002                           96,136
                       2003                          131,059
                       2004                            8,611
                       2005                           23,714
                       Thereafter                    347,735
                                                    --------
                       Total                        $618,150
                                                    ========

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 2001


NOTE 9.  NET LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with various loan payoffs, as discussed above, the Company recorded a net loss on early extinguishment of debt of $1,707,000 for the nine months ended September 30, 2001. This loss consists of losses due to the writeoff of unamortized original issuance costs and prepayment penalties.

In connection with the retirement of the Company's unsecured Series A Senior Notes, the Company recorded a net loss on early extinguishment of debt of $550,000 for the nine months ended September 30, 2000. This loss consists of $931,000 of discounts on retirement offset by $1,481,000 of losses due to the writeoff of unamortized original issuance costs.

NOTE 10. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $5,301,000 and $2,841,000 for the nine months ended September 30, 2001 and 2000, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, the Company paid GC property management fees and salary reimbursements totaling $505,000 for the nine months ended September 30, 2000, for management of a portfolio of residential properties owned by the Company, which is included in property operating expenses and general and administrative expenses on the accompanying consolidated statements of income. As discussed in Note 1, effective October 24, 2000, GC merged with the Company.

NOTE 11. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

                                                 Three months ended                Nine months ended
                                                    September 30,                     September 30,
                                             ----------------------------      ----------------------------
                                                2001             2000             2001             2000
                                             -----------      -----------      -----------      -----------
Net income available to common
    Stockholders -- Basic                    $     8,788      $     9,705      $    19,547      $    15,157
Minority interest                                    996            1,177            2,214            1,833
                                             -----------      -----------      -----------      -----------
Net income available to common
    Stockholders -- Diluted                  $     9,784      $    10,882      $    21,761      $    16,990
                                             -----------      -----------      -----------      -----------

Weighted average shares:
Basic                                         26,984,208       28,677,017       26,988,659       29,451,451
Stock options                                    531,137          438,168          448,294          266,973
Convertible Operating Partnership Units        3,072,733        3,520,979        3,072,820        3,560,951
                                             -----------      -----------      -----------      -----------
Diluted                                       30,588,078       32,636,164       30,509,773       33,279,375
                                             -----------      -----------      -----------      -----------

Basic earnings per share                     $      0.33      $      0.34      $      0.73      $      0.51
Diluted earnings per share                   $      0.32      $      0.33      $      0.71      $      0.51

The preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented.

NOTE 12. SEGMENT INFORMATION

During the nine months ended September 30, 2001, the Company owned a portfolio of properties comprising four product types: office, industrial, retail and multifamily. During the nine months ended September 30, 2000, the Company's portfolio was comprised of five product types: office, industrial, retail, multifamily and hotels. Each of these product types represents a reportable segment with distinct uses and tenant types that require the Company to

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 2001


employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consists primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the multifamily portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The Company's hotel operations during the nine months ended September 30, 2000, were from one 227-room property leased to and operated by a third party. In December 2000, 36 of the Company's 37 multifamily properties and the one remaining hotel property were sold.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Company for its reportable segments as of and for the nine months ended September 30, 2001 and 2000 is as follows (in thousands):

                                                                    Multi-
2001                            Office    Industrial    Retail      family      Hotel       Total
----                           --------   ----------   --------    --------    --------    --------
Rental revenue                 $102,643    $ 29,608    $  2,286    $  5,816    $     --    $140,353
Property operating expenses      36,300       6,558         483       2,973          --      46,314
                               --------    --------    --------    --------    --------    --------
Net operating income (NOI)     $ 66,343    $ 23,050    $  1,803    $  2,843    $     --    $ 94,039
                               ========    ========    ========    ========    ========    ========

                                                                    Multi-
2000                            Office    Industrial    Retail      family      Hotel       Total
----                           --------   ----------   --------    --------    --------    --------
Rental revenue                 $ 94,831    $ 28,910    $  6,720    $ 51,769    $    639    $182,869
Property operating expenses      35,161       7,100       2,259      23,309         170      67,999
                               --------    --------    --------    --------    --------    --------
Net operating income (NOI)     $ 59,670    $ 21,810    $  4,461    $ 28,460    $    469    $114,870
                               ========    ========    ========    ========    ========    ========

The following is a reconciliation of segment revenues and income to consolidated revenues and income for the periods presented above (in thousands):

                                                       2001           2000
                                                     ---------      ---------
REVENUES
Total revenue for reportable segments                $ 140,353      $ 182,869
Other revenue (1)                                       11,652         12,124
                                                     ---------      ---------
Total consolidated revenues                          $ 152,005      $ 194,993
                                                     =========      =========

NET INCOME
NOI for reportable segments                          $  94,039      $ 114,870
Elimination of internal property management fees         3,972          5,638
Unallocated amounts:
  Other revenue (1)                                     11,652         12,124
  General and administrative expenses                   (8,425)        (7,326)
  Depreciation and amortization                        (34,879)       (44,595)
  Interest expense                                     (28,218)       (47,349)
                                                     ---------      ---------
Income from operations before minority
  interest and extraordinary items                   $  38,141      $  33,362
                                                     =========      =========

(1) Other revenue includes fee income, interest and other income, equity in earnings of Associated Company, equity in earnings (losses) of unconsolidated operating joint ventures and net gain (loss) on sales of real estate assets.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                               September 30, 2001


NOTE 13. SUBSEQUENT EVENTS

Dispositions

Subsequent to September 30, 2001, the Company sold two office and one industrial property for an aggregate sales price of approximately $14 million. These sales resulted in an aggregate net gain on sales of approximately $1.2 million to be recognized in the fourth quarter of 2001. As of September 30, 2001, these three properties are classified as held for sale on the Company's consolidated balance sheet.

Acquisitions

On October 30, 2001, the Company acquired a 133,000 square foot multi-tenant office building in Alexandria, Virginia. This office property is part of the King Street Station complex adjacent to the King Street Station Metro and Amtrak stations in Alexandria, Virginia, minutes from the Capital Beltway, U.S. Route 1 and Washington D.C. The complex includes an Embassy Suites Hotel, specialty stores and restaurants, and a 3-story underground parking garage. The acquisition cost of approximately $28 million was funded primarily with the proceeds from property sales and tax-deferred exchanges.

On October 31, 2001, the Company acquired a 112,000 square foot multi-tenant office building and 3 1/2 level parking garage in Newport Beach, California. This office property is located within the Orange County Airport area, with excellent access to the South Joaquin Toll road and abundant amenities including Fashion Island, South Coast Plaza and numerous hotels, restaurants and retail establishments. The acquisition cost of approximately $26.5 million was funded primarily with the proceeds from property sales.

Debt Refinance

Subsequent to September 30, 2001, the Company closed a $13.5 million secured loan with an insurance company. The new loan replaced three existing loans secured by three industrial properties located in Aurora, Colorado. The previous loans totaling approximately $12.7 million were paid off with the proceeds from the new secured loan which has a maturity date of May 10, 2007 and bears interest at a fixed rate of 6.9%. The excess proceeds from the new loan were used to pay down the Credit Facility (as defined in Note 8).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of primarily office and industrial properties. As of September 30, 2001, the Company owned and operated 81 income-producing properties (the "Properties," and each a "Property"), including 2 joint ventures.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

Rental Revenue. Rental revenue decreased $42,516,000, or 23%, to $140,353,000 for the nine months ended September 30, 2001 from $182,869,000 for the nine months ended September 30, 2000. The decrease consisted of declines in revenue from the retail, multifamily and hotel Properties of $4,434,000, $45,953,000 and $639,000, respectively. These decreases were primarily due to the sales of five retail, thirty-six multifamily and one hotel Property since September 30, 2000. These decreases were slightly offset by increases in revenue from the office and industrial Properties of $7,812,000 and $698,000, respectively. These increases are primarily due to acquisitions and increases in occupancy and rental rates net of dispositions.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the unconsolidated operating joint ventures and the Rancon Partnerships. This revenue increased $2,460,000, or 87%, to $5,301,000 for the nine months ended September 30, 2001, from $2,841,000 for the nine months ended September 30, 2000, primarily due to property management and asset management fees received from the Rancon Partnerships and development, acquisition and financing fees relating to several development projects. Certain of these fees were previously earned by GC, prior to its merger with the Company, and were recognized as equity in earnings of Associated Company. This increase is offset by transaction fees received from an affiliate in the second quarter of 2000.

Interest and Other Income. Interest and other income decreased $3,488,000, or 51%, to $3,379,000 for the nine months ended September 30, 2001, from $6,867,000 for the nine months ended September 30, 2000. The decrease was primarily due to interest income earned on three development projects sold by a development alliance in the second and third quarters of 2000 and a loss on marketable securities which was recognized in the third quarter of 2001, offset by interest income earned on a development project, which was sold by a development alliance, in the first quarter of 2001.

Equity in Earnings of Associated Company. Equity in earnings of Associated Company decreased to $0 for the nine months ended September 30, 2001, from $1,027,000 for the nine months ended September 30, 2000. The decrease is due to the merger of GC into the Company in the fourth quarter of 2000.

Equity in Earnings (Losses) of Unconsolidated Operating Joint Ventures. Equity in earnings (losses) of unconsolidated operating joint ventures increased $352,000, or 134%, to $89,000 for the nine months ended September 30, 2001, from a loss of $263,000 for the nine months ended September 30, 2000. This increase is due to an increase in net operating income at one joint venture, which began operations in October of 2000.

Net Gain on Sales of Real Estate Assets. The net gain on sales of real estate assets of $2,883,000 during the nine months ended September 30, 2001, primarily resulted from the sale of four office Properties, two industrial Properties and four retail Properties from the Company's portfolio in 2001. The net gain on sales of real estate assets of $1,652,000 during the nine months ended September 30, 2000, resulted from the sales of nine office Properties, eleven industrial Properties and four retail Properties from the Company's portfolio in 2000.

Property Operating Expenses. Property operating expenses decreased $20,019,000, or 32%, to $42,342,000 for the nine months ended September 30, 2001, from $62,361,000 for the nine months ended September 30, 2000. This decrease corresponds to the 23% decrease in rental revenues resulting from the net sale of properties.

General and Administrative Expenses. General and administrative expenses increased $1,099,000, or 15%, to $8,425,000 for the nine months ended September 30, 2001, from $7,326,000 for the nine months ended September 30, 2000. This increase is primarily due to general and administrative costs as a result of the merger of the Company and GC in October 2000, which were previously recognized as a component of equity in earnings of Associated Company, offset by a reduction in staff and overhead expenses resulting from the sale of 36 multifamily Properties in December 2000.

Depreciation and Amortization. Depreciation and amortization decreased $9,716,000, or 22%, to $34,879,000 for the nine months ended September 30, 2001, from $44,595,000 for the nine months ended September 30, 2000. This decrease is primarily due to the sales of five retail, thirty-six multifamily and one hotel Property since September 30, 2000.

Interest Expense. Interest expense decreased $19,131,000, or 40%, to $28,218,000 for the nine months ended September 30, 2001, from $47,349,000 for the nine months ended September 30, 2000. This decrease is primarily due to payoffs of loans in connection with property sales, retirement of the Senior Notes and decreases in variable interest rates.

Net Loss on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $1,707,000 during the nine months ended September 30, 2001, consists of losses due to the writeoff of unamortized original issuance costs in connection with the pay off of the unsecured term loan as discussed below and prepayment penalties on the refinancing of other debt. Net loss on early extinguishment of debt of $550,000 during the nine months ended September 30, 2000, consists of $931,000 of gains on retirement of Series A Senior Notes at a discount, offset by the related write-off of unamortized loan fees in the amount of $1,481,000.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

Rental Revenue. Rental revenue decreased $10,152,000, or 17%, to $48,739,000 for the three months ended September 30, 2001 from $58,891,000 for the three months ended September 30, 2000. The decrease consisted of declines in revenue from the retail, multifamily and hotel Properties of $1,300,000, $15,089,000 and $89,000, respectively. These decreases were primarily due to the sales of five retail, thirty-six multifamily and one hotel Property since September 30, 2000. These decreases were slightly offset by an increase in revenue from the office and industrial Properties of $5,529,000 and $797,000, respectively. These increases are primarily due to acquisitions and increases in occupancy and rental rates net of dispositions.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the unconsolidated operating joint ventures and the Rancon Partnerships. This revenue increased $1,306,000, or 273%, to $1,785,000 for the three months ended September 30, 2001, from $479,000 for the three months ended September 30, 2000, primarily due to property management and asset management fees received from the Rancon Partnerships and development, acquisition and financing fees relating to several development projects. Certain of these fees were previously earned by GC, prior to its merger with the Company, and were recognized as equity in earnings of Associated Company.

Interest and Other Income. Interest and other income decreased $1,596,000, or 72%, to $628,000 for the three months ended September 30, 2001, from $2,224,000 for the three months ended September 30, 2000. The decrease was primarily due to interest income earned on a development project sold by a development alliance in the third quarter of 2000 and a loss on marketable securities which was recognized in the third quarter of 2001.

Equity in Earnings of Associated Company. Equity in earnings of Associated Company decreased to $0 for the three months ended September 30, 2001, from $405,000 for the three months ended September 30, 2000. The decrease is due to the merger of GC into the Company in the fourth quarter of 2000.

Equity in Earnings (Losses) of Unconsolidated Operating Joint Ventures. Equity in earnings (losses) of unconsolidated operating joint ventures increased $130,000, or 141%, to $38,000 for the three months ended September 30, 2001, from a loss of $92,000 for the three months ended September 30, 2000. This increase is due to an increase in net operating income at one joint venture, which began operations in October of 2000.

Net Gain on Sales of Real Estate Assets. The net gain on sales of real estate assets of $3,007,000 during the three months ended September 30, 2001, primarily resulted from the sale of three office and one industrial Property from the Company's portfolio in 2001. The net gain on sales of real estate assets of $4,694,000 during the three months ended September 30, 2000, primarily resulted from the sales of three office and eight industrial Properties from the Company's portfolio in 2000.

Property Operating Expenses. Property operating expenses decreased $5,968,000, or 29%, to $14,546,000 for the three months ended September 30, 2001, from $20,514,000 for the three months ended September 30, 2000. This decrease corresponds to the 17% decrease in rental revenues resulting from the sale of properties.

General and Administrative Expenses. General and administrative expenses increased $1,421,000, or 149%, to $2,374,000 for the three months ended September 30, 2001, from $953,000 for the three months ended September 30, 2000. This increase is primarily due to incentive compensation costs earned in the third quarter of 2001, but not earned in the comparative quarter of 2000, and an increase in general and administrative costs as a result of the merger of the Company and GC in October 2000, which were previously recognized as a component of equity in earnings of Associated Company. This increase was offset by a reduction in staff and overhead expenses resulting from the sale of 36 multifamily Properties in December 2000.

Depreciation and Amortization. Depreciation and amortization decreased $2,317,000, or 16%, to $12,065,000 for the three months ended September 30, 2001, from $14,382,000 for the three months ended September 30, 2000. This decrease is primarily due to the sales of five retail, thirty-six multifamily and one hotel Property since September 30, 2000.

Interest Expense. Interest expense decreased $5,124,000, or 34%, to $9,855,000 for the three months ended September 30, 2001, from $14,979,000 for the three months ended September 30, 2000. This decrease is primarily due to payoffs of loans in connection with property sales, retirement of the Senior Notes and decreases in variable interest rates.

Net Loss on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $682,000 during the three months ended September 30, 2001, consists of losses due to prepayment penalties in connection with the refinancing of certain debt as discussed below.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

For the nine months ended September 30, 2001, cash provided by operating activities decreased by $5,114,000 to $58,978,000 as compared to $64,092,000 for the same period in 2000. The decrease is due primarily to the sales of five retail, thirty-six multifamily and one hotel Property since September 30, 2000. Cash used for investing activities was $31,972,000 for the nine months ended September 30, 2001, as compared to $117,335,000 provided by investing activities for the same period in 2000. The change is primarily due to an increase in cash used for real estate acquisitions and investments in land and development and a decrease in net proceeds from sales of real estate assets in the first nine months of 2001 as compared to the same period in 2000. During the nine months ended September 30, 2001, the Company sold ten Properties as compared to 24 Properties during the nine months ended September 30, 2000. Cash used for financing activities decreased by $45,824,000 to $120,221,000 for the nine months ended September 30, 2001, as compared to $166,045,000 for the same period in 2000. This change was primarily due to a decrease in cash used for the retirement of the Series A Senior Notes and the repurchase of Common and Preferred Stock, offset by an increase in cash used for the repayment of debt.

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

Investments in Land and Development

The Company is independently developing approximately 416,000 square feet of commercial property in California, Colorado and New Jersey. As of September 30, 2001, the Company had invested approximately $34.1 million in these projects. Additionally, the Company has approximately 92 acres of land with a book value of approximately $10.8 million as of September 30, 2001. This land has potential for future development of approximately 755,000 square feet of office space. The loans secured by certain development properties contain recourse provisions to the Company in the event of default.

The Company is currently involved in a number of alliances for the development of approximately 707,000 square feet of commercial properties in California and Colorado. The alliances grant the Company certain rights to purchase the properties upon completion of development over the next five years. As of September 30, 2001, the Company had invested approximately $9 million in these alliances and had acquired properties from them aggregating approximately $114.2 million. As of September 30, 2001, the Company has provided guarantees on $9.3 million of related debt.

Additionally, the Company has formed two joint ventures (the "Pauls Joint Ventures") with the Pauls Corporation ("Pauls"). The Company and Pauls each own an equal 50% interest in the Pauls Joint Ventures. The Company accounts for its investment in the Pauls Joint Ventures using the equity method. In the fourth quarter of 2000, one of the Pauls Joint Ventures acquired two sites aggregating
33.5 acres in the San Francisco Bay Area for mixed use development. As of September 30, 2001, the Company had advanced approximately $25 million to the Pauls Joint Ventures and had provided guarantees on $21 million of related debt.

Investments in Unconsolidated Operating Joint Ventures

Investments in unconsolidated operating joint ventures decreased from $9,119,000 at December 31, 2000, to $8,037,000 at September 30, 2001. This decrease was due to the Company's acquisition of one of the joint venture Properties, slightly offset by the Company's 2001 equity interest in the joint ventures' earnings.

Mortgage Loans Receivable

Mortgage loans receivable increased from $37,250,000 at December 31, 2000, to $39,791,000 at September 30, 2001. This increase was due to accrued interest on a loan made by the Company under a development alliance, net of repayments.

Secured and Unsecured Financing

Mortgage loans payable increased from $450,624,000 at December 31, 2000, to $557,574,000 at September 30, 2001. This increase resulted from $82,203,000 of new mortgage loans in connection with acquisitions (discussed below), $104,000,000 of new mortgage loans due to new financing (discussed below), $3,055,000 of draws on existing construction loans and $7,312,000 of draws on a new construction loan (discussed below) offset by decreases of $4,248,000 due to property sales, $66,579,000 due to new financing, $13,254,000 due to debt maturities and $5,539,000 due to scheduled principal payments on other debt.

In the third quarter of 2001, the Company closed a $45 million secured loan with an insurance company. The new loan replaced an existing loan secured by Rockwall I and II located in Rockville, Maryland. The previous loan of $37 million, which was assumed through the acquisition of Rockwall I and II (see below), had a floating rate of LIBOR plus 2.50% and a maturity date of June 30, 2004, and was paid off with the proceeds from the new secured loan which has a maturity date of October 1, 2006, and bears interest at a fixed rate of 6.77%. The excess proceeds from the new loan were used to pay down the Credit Facility as discussed below.

In the third quarter of 2001, the Company closed a $29 million secured loan with an insurance company. The new secured loan replaced the three existing loans (including two construction loans) on the first three phases of Bridgewater Executive Quarters located in Bridgewater, New Jersey. The previous loans totaling approximately $24.6 million were paid off with the proceeds from the new secured loan which has a maturity date of August 1, 2006 and bears interest at a fixed rate of 6.83%. The excess proceeds from the new loan were used to pay down the Credit Facility as discussed below.

In the third quarter of 2001, the Company closed an $8 million secured loan with an insurance company. The loan is secured by an office property located in Parsippany, New Jersey, has a maturity date of August 1, 2006, and bears interest at a fixed rate of 6.83%. The proceeds from the new loan were used to pay down the Credit Facility as discussed below.

In the second quarter of 2001, through the acquisition of a multifamily property from a development alliance, the Company assumed a $19.1 million loan. The loan has a maturity date of March 31, 2002 and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at September 30, 2001 was 4.88%.

In the second quarter of 2001, through the acquisition of a multifamily property from a development alliance, the Company assumed a $21.4 million loan. The loan has a maturity date of March 31, 2002 and bears interest at the floating rate of LIBOR plus 2%. The interest rate on this loan at September 30, 2001 was 4.63%.

In the second quarter of 2001, through the acquisition of an industrial property from a development alliance, the Company assumed a $4.7 million loan. The loan has a maturity date of December 1, 2001 and bears interest at the floating rate of LIBOR plus 1.55%. The interest rate on this loan at September 30, 2001 was 4.18%.

In the second quarter of 2001, through the acquisition of Rockwall I and II, a two-building office property, from a joint venture partner, the Company assumed a $37 million loan. The loan has a maturity date of June 30, 2004 and bears interest at the floating rate of LIBOR plus 2.5%. This loan was refinanced in the third quarter of 2001 (see above).

In the second quarter of 2001, the Company closed a $22 million secured loan with an insurance company. The new secured loan replaced the existing loan on Montrose Office Park located in Rockville, Maryland. The existing loan of $15.1 million had a floating rate of LIBOR plus 2.50% and a maturity date of June 29, 2001, and was paid off with the proceeds from the new secured loan which has a maturity date of June 28, 2006, and bears interest at a fixed rate of 6.83%. The excess proceeds from the new loan were used to pay down the Credit Facility as discussed below.

In the first and second quarters of 2001, the Company paid off its unsecured term loan with the proceeds from the sale of its multifamily portfolio on December 29, 2000 and a draw on the Credit Facility, as discussed below.

In the first quarter of 2001, the Company obtained a $14 million construction loan to build a 96,000 square foot office property in Bridgewater, New Jersey. Approximately $7.3 million was outstanding at September 30, 2001. The loan has a maturity date of January 5, 2003 and bears interest at the floating rate of LIBOR plus 2.35%. The interest rate on this loan at September 30, 2001 was 4.98%.

The Company has an unsecured line of credit provided by a group of commercial banks (the "Credit Facility"). Outstanding borrowings under the Credit Facility increased from $31,053,000 at December 31, 2000, to $60,576,000 at September 30, 2001. The increase was due to draws of $177,966,000 for the pay off of the unsecured term loan, stock repurchases and acquisitions, offset by pay downs of $148,443,000 generated from proceeds from the sales of properties, debt refinancings and cash from operations. In May 2001, the maturity date on the Credit Facility was extended from June 2002 to June 2003. In addition, the amount of the Credit Facility was increased to $180 million from $142 million, with the additional proceeds applied to pay off the unsecured term loan, as discussed above. The Credit Facility bears interest at a floating rate of LIBOR plus 1.75%. The interest rate on the Credit Facility at September 30, 2001, was 4.26%. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company is in compliance at September 30, 2001.

Some of the Company's properties are held in limited partnerships and limited liability companies in order to facilitate financing. Such limited partnerships and limited liability companies are included in the consolidated financial statements of the Company in accordance with accounting principles generally accepted in the United States.

At September 30, 2001, the Company's total indebtedness included fixed-rate debt of $428,949,000 and floating-rate indebtedness of $189,201,000. Approximately 67% of the Company's total assets, comprising 46 properties, are encumbered by debt at September 30, 2001.

It is the Company's policy to manage its exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At September 30, 2001, 30.6% of the Company's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates. The Company may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings that are reasonably assured of completion. It is not the Company's policy to engage in hedging activities for previously outstanding debt instruments or for speculative purposes. At September 30, 2001, the Company was not a party to any open interest rate protection agreements.

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

Stock Repurchases

In 1999, the Company's Board of Directors authorized the Company to repurchase up to 6.2 million shares of its outstanding Common Stock. This represented approximately 20% of the Company's total outstanding Common Stock. In connection with the sale of 36 multifamily Properties in December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of September 30, 2001, 6,126,816 common shares have been repurchased for a total cost of approximately $101,498,000; this represents approximately 76% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, the Company announced that its Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of September 30, 2001, 1,402,200 preferred shares have been repurchased for a total cost of approximately $21,037,000; this represents approximately 41% of the expanded repurchase authorization and approximately 12% of Preferred Stock outstanding when the repurchase program began. Future stock repurchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

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

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31, June 30 and September 30, 2001, and the nine months ended September 30, 2001 (in thousands, except weighted average shares and per share amounts):

                                                       March 31,         June 30,         Sept. 30,            YTD
                                                         2001              2001              2001              2001
                                                     ------------      ------------      ------------      ------------
Income from operations before minority interest,
  extraordinary items and preferred dividends        $     11,386      $     11,398      $     15,357      $     38,141
Preferred dividends                                        (4,891)           (4,891)           (4,891)          (14,673)
Net (gain) loss on sales of real estate assets                (58)              182            (3,007)           (2,883)
Depreciation and amortization(1)                           10,579            11,617            11,750            33,946
Adjustment for straight-line rents                             --              (793)             (777)           (1,570)
Adjustment to reflect FFO of Unconsolidated
   Operating Joint Ventures(2)                                247               158                96               501
                                                     ------------      ------------      ------------      ------------
FFO                                                  $     17,263      $     17,671      $     18,528      $     53,462
                                                     ============      ============      ============      ============

Amortization of deferred financing fees                       387               347               409             1,143
Capital expenditures                                       (2,966)           (2,924)           (5,260)          (11,150)
                                                     ------------      ------------      ------------      ------------
CAD                                                  $     14,684      $     15,094      $     13,677      $     43,455
                                                     ============      ============      ============      ============

Distributions per share(3)                           $       0.42      $       0.42      $       0.42      $       1.26
                                                     ============      ============      ============      ============

Diluted weighted average shares outstanding            30,476,401        30,467,322        30,588,078        30,509,773
                                                     ============      ============      ============      ============

(1)  Excludes non-real estate depreciation and amortization.

(2) Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to the Company. The Company's investments in the joint ventures are accounted for using the equity method of accounting.
(3) The distributions for the three months ended September 30, 2001, were paid on October 15, 2001.

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31, June 30 and September 30, 2000, and the nine months ended September 30, 2000 (in thousands, except weighted average shares and per share amounts):

                                                       March 31,         June 30,          Sept. 30,           YTD
                                                         2000              2000              2000              2000
                                                     ------------      ------------      ------------      ------------
Income from operations before minority interest,
  extraordinary items and preferred dividends        $      8,823      $      8,766      $     15,773      $     33,362
Preferred dividends                                        (5,488)           (5,443)           (4,891)          (15,822)
Net (gain) loss on sales of real estate assets                695             2,347            (4,694)           (1,652)
Depreciation and amortization(1)                           14,915            14,871            14,167            43,953
Adjustment to reflect FFO of Unconsolidated
   Operating Joint Ventures(2)                                190               264               250               704
Adjustment to reflect FFO of Associated
   Company(3)                                                 164                22              (191)               (5)
                                                     ------------      ------------      ------------      ------------
FFO(4)                                               $     19,299      $     20,827      $     20,414      $     60,540
                                                     ============      ============      ============      ============

Amortization of deferred financing fees                       639               610               597             1,846
Capital reserve                                                --                --                --                --
Capital expenditures                                       (4,989)           (6,319)           (5,471)          (16,779)
                                                     ------------      ------------      ------------      ------------
CAD                                                  $     14,949      $     15,118      $     15,540      $     45,607
                                                     ============      ============      ============      ============

Distributions per share                              $       0.42      $       0.42      $       0.42      $       1.26
                                                     ============      ============      ============      ============

Diluted weighted average shares outstanding            34,096,464        33,111,493        32,636,164        33,279,375
                                                     ============      ============      ============      ============

(1)  Excludes non-real estate depreciation and amortization.

(2) Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to the Company. The Company's investments in the joint ventures are accounted for using the equity method of accounting.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2001.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

               The Exhibit Index attached hereto is hereby incorporated by reference to this item.

        (b)    Reports on Form 8-K:

               On November 9, 2001, the Company filed a report on Form 8-K with respect to the acquisition of two office properties.

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


                      GLENBOROUGH REALTY TRUST INCORPORATED




                                      By: Glenborough Realty Trust Incorporated,



Date: November 12, 2001               /s/ Andrew Batinovich
                                      ------------------------------------------
                                      Andrew Batinovich
                                      Director, President and
                                      Chief Operating Officer



Date: November 12, 2001               /s/ Stephen Saul
                                      ------------------------------------------
                                      Stephen Saul
                                      Chief Financial Officer
                                      (Principal Financial Officer)



Date: November 12, 2001               /s/ Brian Peay
                                      ------------------------------------------
                                      Brian Peay
                                      Vice President,
                                      Finance and Accounting
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                            Exhibit Title
-----------     ----------------------------------------------------------------
11.01           Statement re: Computation of Per Share Earnings is shown in Note
                11 of the Consolidated Financial Statements of the Company in
                Item 1.

12.01           Computation of Ratio of Earnings to Fixed Charges and Ratio of
                Earnings to Fixed Charges and Preferred Dividends.