Form 10-K405
period 2001-12-31
GLENBOROUGH REALTY TRUST INC
filed 2002-03-21
CIK 929454

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14162

                      GLENBOROUGH REALTY TRUST INCORPORATED
             (Exact name of Registrant as specified in its charter)

            Maryland                                      94-3211970
  ---------------------------                          ----------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                                                           94402-1708
           400 South El Camino Real,                       -----------
Suite 1100 San Mateo, California - (650) 343-9300          (Zip Code)
-------------------------------------------------
   (Address of principal executive offices
           and telephone number)


              Securities registered under Section 12(b) of the Act:


                                                                        Name of Exchange
                 Title of each class:                                  on which registered:
                 --------------------                                ----------------------
             Common Stock, $.001 par value                           New York Stock Exchange
7 3/4% Series A Convertible Preferred Stock, $.001 par value         New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     As of March 15, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $572,000,000. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

     As of March 15, 2002, 26,962,803 shares of Common Stock ($.001 par value) and 10,097,800 shares of 7 3/4% Series A Convertible Preferred Stock ($.001 par value, $25 per share liquidation value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Portions of the Registrant's definitive proxy statement to be issued in conjunction with the Registrant's annual stockholder's meeting to be held on May 9, 2002.

EXHIBITS:  The index of exhibits is contained in Part IV herein on page number
66.

                                TABLE OF CONTENTS


                                                                                           Page No.
              PART I
Item  1       Business                                                                        3
Item  2       Properties                                                                      4
Item  3       Legal Proceedings                                                               8
Item  4       Submission of Matters to a Vote of Security Holders                             8

              PART II

Item  5       Market for Registrant's Common Stock and Related Stockholder Matters            9
Item  6       Selected Financial Data                                                        10
Item  7       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                      14
Item 7A.      Qualitative and Quantitative Information About Market Risk                     30
Item  8       Financial Statements and Supplementary Data                                    31
Item  9       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                                       31

              PART III

Item 10       Directors and Executive Officers of the Registrant                             32
Item 11       Executive Compensation                                                         32
Item 12       Security Ownership of Certain Beneficial Owners and Management                 32
Item 13       Certain Relationships and Related Transactions                                 32

              PART IV

Item 14       Exhibits, Financial Statements, Schedules and Reports on Form 8-K              33

                                     PART I

ITEM 1. BUSINESS

General Description of Business

Glenborough Realty Trust Incorporated (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") with a portfolio of 79 primarily office and industrial properties (the "Properties," and each a "Property"), including 2 operating joint ventures, as of December 31, 2001. The portfolio encompasses approximately 14 million square feet in 17 metropolitan markets. The Company is currently focusing on high-quality multi-tenant office properties in the following core markets: Northern New Jersey, Washington D.C., Boston, Northern California, Chicago, Southern California and Denver. The Company also participates in several alliances to develop property for both its own portfolio and for sale to third parties.

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

Employees

As of December 31, 2001, the Company had approximately 160 full-time employees.

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

The Associated Company

Prior to October 24, 2000, the Company held 100% of the non-voting preferred stock of Glenborough Corporation ("GC" or the "Associated Company). GC provided partnership administration, asset management, property management and development services to a group of unaffiliated partnerships, which included three public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships").

Effective October 24, 2000, GC merged with the Company. In the merger, the Company received the net assets of GC, including the contract to manage the Rancon Partnerships, in exchange for its preferred stock of GC. In addition, the Company redeemed GC's Operating Partnership units and issued shares of common stock to GC's common stock holders.

ITEM 2. PROPERTIES

The Location and Type of the Company's Properties

The Company's 79 Properties, including Properties owned through joint ventures, consist of 51 office, 25 industrial, one retail and two multifamily Properties located in four geographic regions in 19 states. The following table sets forth the location, type and size of the Properties (by rentable square feet and/or units) along with average occupancy as of December 31, 2001.

                         Office         Industrial         Retail           Multi-
                         Square           Square           Square           family            No. of
Region                   Footage         Footage           Footage           Units          Properties
-----------             ---------        ---------        ---------        ---------        ---------
West                    1,917,702        2,411,932               --               --               18
Midwest                 1,892,466        1,298,446           69,294               --               19
South                   1,174,723          134,389               --              868               11
East                    3,174,775        1,549,968               --               --               31
                        ---------        ---------        ---------        ---------        ---------
Total                   8,159,666        5,394,735           69,294              868               79
                        =========        =========        =========        =========        =========

No. of Properties              51               25                1                2

Average Occupancy              91%              95%              90%              95%

For the years ended December 31, 2001, 2000 and 1999, no tenant contributed 10% or more of the total rental revenue of the Company. The largest tenant's annual rent was approximately 2.5% of total rental revenues for the year ended December 31, 2001. A complete listing of Properties owned by the Company at December 31, 2001 is included as part of Schedule III in Item 14.

Office Properties

The Company owns 51 office Properties with total rentable square footage of 8,159,666. The office Properties range in size from 40,000 square feet to 757,455 square feet, and have remaining lease terms ranging from 1 to 14 years. The office leases generally require the tenant to reimburse the Company for increases in building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index ("CPI"). As of December 31, 2001, the average occupancy of the office Properties was 91%.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent.

                               OFFICE PROPERTIES
                         HISTORICAL RENT AND OCCUPANCY

                                                                     Average Effective        Total Effective
                           Total Rentable            Average           Base Rent per         Annual Base Rent
Year                       Area (Sq. Ft.)           Occupancy       Leased Sq. Ft.(1)(3)      ($000s)(2)(3)
-------------              ---------------          ----------      --------------------     ------------------
2001                          8,159,666                 91%                 $19.19               $142,491
2000(4)                       8,095,630                 94                   17.23                131,118
1999                          6,859,991                 91                   16.78                104,751
1998                          7,001,109                 92                   16.04                103,314
1997                          2,921,361                 93                   15.81                 42,954

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

The following table sets forth the contractual lease expirations for leases for the office Properties as of December 31, 2001.


                                OFFICE PROPERTIES
                                LEASE EXPIRATIONS

                                                                                             Percentage of Total
                                               Rentable Square        Annual Base Rent        Annual Base Rent
                           Number of          Footage Subject to       Under Expiring         Represented by
Expiration Year         Expiring Leases        Expiring Leases          Leases ($000s)       Expiring Leases(1)
-------------------     ---------------       ------------------      -----------------      -------------------
2002(4)                        137                  923,125                 $18,076                14.3%
2003                            99                  526,037                   9,813                 7.7
2004                           125                1,073,389                  21,735                17.1
2005                            90                1,086,690                  20,945                16.5
2006                            95                  885,428                  16,068                12.7
Thereafter                      86                1,848,107                  40,158                31.7
                        ---------------       ------------------      -----------------      -------------------
Total                          632              6,342,776(2)             $126,795(3)              100.0%
                       ================       ==================      =================      ===================

(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2) This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).

(3) This figure is based on square footage actually leased and incorporates contractual rent increases arising after 2001, and thus differs from "Total Effective Annual Base Rent" in the preceding table, which is based on 2001 rents.

(4)     Includes leases that have initial terms of less than one year.

Industrial Properties

The Company owns 25 industrial Properties aggregating 5,394,735 square feet. The industrial Properties are designed for warehouse, distribution and light manufacturing, ranging in size from 32,500 square feet to 1,328,534 square feet and have remaining lease terms ranging from 1 to 14 years. Most of the leases are "triple net" leases whereby the tenants are required to pay their pro rata share of the Properties' operating costs, common area maintenance, property taxes, insurance, and non-structural repairs. Some of the leases are "industrial gross" leases whereby the tenant pays as additional rent its pro rata share of common area maintenance and repair costs and its share of the increase in taxes and insurance over a specified base year cost. Certain of these leases call for fixed or CPI-based rent increases. As of December 31, 2001, the average occupancy of the industrial Properties was 95%.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent for the industrial Properties.

                              INDUSTRIAL PROPERTIES
                          HISTORICAL RENT AND OCCUPANCY

                                                             Average Effective      Total Effective
                    Total Rentable         Average             Base Rent per         Annual Base Rent
Year                Area (Sq. Ft.)        Occupancy         Leased Sq. Ft.(1)(3)      ($000s)(2)(3)
------------        --------------        ---------         --------------------     ----------------
2001                   5,394,735               95%                  $6.38                $32,697
2000(4)                5,609,026               97                    5.55                 30,196
1999                   3,384,830               99                    4.17                 13,974
1998                   4,098,080               98                    3.91                 15,703
1997                   3,533,510               97                    3.36                 11,516

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

The following table sets forth the contractual lease expirations for leases for the industrial Properties as of December 31, 2001.

                              INDUSTRIAL PROPERTIES
                                LEASE EXPIRATIONS

                                                                                            Percentage of Total
                                          Rentable Square         Annual Base Rent            Annual Base Rent
Expiration             Number of         Footage Subject to        Under Expiring              Represented by
Year                Expiring Leases       Expiring Leases          Leases ($000s)            Expiring Leases (1)
-----------         ---------------      ------------------       ---------------           --------------------
2002                       34                  796,282                  $6,218                       18.2%
2003                       38                  653,488                   4,884                       14.3
2004                       33                1,905,921                   9,421                       27.5
2005                       18                  363,731                   2,516                        7.3
2006                       15                  296,141                   2,162                        6.3
Thereafter                 24                1,121,541                   9,042                       26.4
                      ---------           ---------------           ---------------              ---------
Total                     162                5,137,104(2)              $34,243(3)                   100.0%
                     ==========           ===============           ===============              =========

(1) Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2) This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and "Total Rentable Area" in the preceding table (which includes vacant space).

(3) This figure is based on square footage actually leased (which excludes vacant space) and incorporates contractual rent increases arising after 2001, and thus differs from "Total Effective Annual Base Rent" in the preceding table, which is based on 2001 rents.

Other Properties

As of December 31, 2001, the Company owns two multifamily properties, with 868 total units and average occupancy of 95%, and one retail property with total square footage of 69,294 and 90% occupancy.

Tenant Improvements and Leasing Commissions

The following table summarizes by year the capitalized tenant improvement and leasing commission expenditures incurred in the renewal or re-leasing of previously occupied space since January 1, 1997.

             CAPITALIZED TENANT IMPROVEMENTS AND LEASING COMMISSIONS

                                                  2001             2000             1999            1998            1997
                                              -----------      -----------      -----------     -----------     -----------
OFFICE PROPERTIES

Square footage renewed or re-leased             1,216,319        1,438,159        1,627,615         579,904         174,354
Capitalized tenant improvements and
    commissions ($000s)                       $    12,164      $    13,070      $    11,353     $     4,263     $       850
    Average per square foot of renewed or
    re-leased space                           $     10.00      $      9.09(2)   $      6.98     $      7.35     $      4.87

OFFICE/FLEX PROPERTIES

Square footage renewed or re-leased                    (1)              (1)         872,066         876,490         138,658
Capitalized tenant improvements and
    commissions ($000s)                                (1)              (1)     $     2,675     $     3,232     $       418
    Average per square foot of renewed or
    re-leased space                                    (1)              (1)     $      3.07     $      3.69     $      3.01

INDUSTRIAL PROPERTIES

Square footage renewed or re-leased               640,196          969,476          457,561         307,896         198,055
Capitalized tenant improvements and
    commissions ($000s)                       $     2,000      $     3,880      $       840     $       370     $       235
    Average per square foot of renewed or
    re-leased space                           $      3.12      $      4.00(2)   $      1.84     $      1.20     $      1.19

ALL PROPERTIES

Square footage renewed or re-leased             1,856,515        2,477,591        3,071,100       1,810,184         523,147
Capitalized tenant improvements and
    commissions ($000s)                       $    14,164      $    17,287      $    15,390     $     8,148     $     1,545
    Average per square foot of renewed or
    re-leased space                           $      7.63      $      6.98(2)   $      5.01     $      4.50     $      2.95

(1) Effective January 1, 2000, Properties previously classified as office/flex Properties are now classified as office or industrial Properties.

(2) The increase in capitalized tenant improvements and commissions per square foot renewed or re-leased in 2000 relative to the other years presented is due to several significant lease renewals and a general increase in market tenant improvements.

ITEM 3. LEGAL PROCEEDINGS

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company's financial position, cash flow or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND PREFERRED STOCK AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

On January 31, 1996, the Company's Common Stock began trading on the NYSE at $12.00 per share under the symbol "GLB". On January 28, 1998, the Company's 7 3/4% Series A Convertible Preferred Stock began trading on the NYSE at $25.00 per share under the symbol "GLB Pr A". On December 31, 2001, the closing prices of the Company's Common and Preferred Stock were $19.40 and $21.10, respectively. On March 15, 2002, the last reported sales prices per share of the Company's Common Stock and Preferred Stock on the NYSE were $22.73 and $22.85, respectively. The following table sets forth the high and low closing prices per share of the Company's Common Stock and Preferred Stock for the periods indicated, as reported on the NYSE composite tape.

                           Common Stock            Preferred Stock
                      --------------------      ---------------------
Quarterly Period        High           Low         High         Low
----------------        ----           ---         ----         ---
2000
First Quarter         $  15.19     $  12.94     $  15.94     $  13.94
Second Quarter           18.19        14.56        17.25        14.63
Third Quarter            19.88        17.50        18.25        16.94
Fourth Quarter           17.75        14.88        17.50        15.69
2001
First Quarter         $  19.05     $  16.81     $  19.88     $  16.63
Second Quarter           19.30        16.66        20.24        18.05
Third Quarter            21.20        17.25        20.75        18.26
Fourth Quarter           19.65        16.89        21.50        19.15
2002
First Quarter(1)      $  22.73     $  19.25     $  23.25     $  21.15

(1)     High and low stock closing prices through March 15, 2002.

Holders

The approximate number of holders of record of the shares of the Company's Common Stock and Preferred Stock were 3,790 and 67, respectively, as of March 15, 2002.

Distributions

Since the Consolidation, the Company has paid regular quarterly distributions to holders of its Common and Preferred Stock. During the years ended December 31, 2000 and 2001 the Company declared the following quarterly distributions:

                                              Common Stock                               Preferred Stock
                                  ------------------------------------         -------------------------------------
                                  Distributions              Total             Distributions               Total
Quarterly Period                    Per share            Distributions           Per share             Distributions
----------------                  -------------          -------------         -------------           -------------
2000
First Quarter                          $0.42              $12,476,353               $0.48               $5,442,583
Second Quarter                         $0.42              $12,129,842               $0.48               $4,891,122
Third Quarter                          $0.42              $12,115,189               $0.48               $4,891,122
Fourth Quarter                         $0.42              $12,158,179               $0.48               $4,891,122
2001
First Quarter                          $0.42              $11,335,604               $0.48               $4,891,122
Second Quarter                         $0.42              $11,335,604               $0.48               $4,891,122
Third Quarter                          $0.42              $11,318,804               $0.48               $4,891,122
Fourth Quarter                         $0.43              $11,583,686               $0.48               $4,891,122

The Company intends to declare regular quarterly distributions to its stockholders. Prior to January 1, 2001, federal income tax law required that a REIT distribute annually at least 95% of its REIT taxable income. Effective January 1, 2001, federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income. Future distributions by the Company will be at the discretion of the Board of Directors and will depend upon the actual Funds from Operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. The Company intends to continue its policy of paying quarterly distributions, but there can be no assurance that distributions will continue or be paid at any specific level.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is selected financial data for the Company. Consolidated balance sheet and operating data is presented as of and for each of the five years ending December 31, 2001.

This selected financial data should be read in conjunction with the financial statements of the Company, including the notes thereto, included in Item 14.


                                               2001              2000              1999              1998              1997
                                           -----------       -----------       -----------       -----------       -----------
OPERATING DATA:

 Rental revenue                            $   188,683       $   242,582       $   255,339       $   227,956       $    61,393
 Fees and reimbursements                         6,628             3,713             3,312             2,802               719
 Interest and other income                       4,920             8,311             6,404             4,607             1,802
 Equity in earnings of
     Associated Companies                           --             1,455             1,222             1,314             2,743
 Equity in earnings (losses) of
   unconsolidated operating joint
   ventures                                        246              (386)             (310)               --                --
 Total revenue                                 200,477           255,675           265,967           236,679            66,657
 Property operating expenses                    56,857            82,906            88,037            74,079            18,958
 General and administrative                     10,458            13,353             9,688            11,038             3,319
 Depreciation and amortization                  47,892            59,490            58,295            50,194            14,873
 Interest expense                               37,802            63,281            64,782            53,289             9,668
 Income from operations
   before minority interest and
   extraordinary items                          48,352            48,936            52,949            48,552            21,330
 Net income allocable to common
   shareholders(1)                              24,311            18,156            28,006            23,982            19,368
 Diluted amounts per common share(2):
   Net income before
     extraordinary items                   $      0.94       $      0.85       $      0.86       $      0.79       $      1.09
   Net income                                     0.89              0.62              0.89              0.75              1.05
   Distributions(3)                               1.69              1.68              1.68              1.68              1.38
BALANCE SHEET DATA:
 Rental properties, gross                  $ 1,338,022       $ 1,208,566       $ 1,756,061       $ 1,825,308       $   866,431
 Accumulated depreciation                     (146,198)         (115,061)         (114,170)          (82,869)          (41,213)
 Rental properties, net                      1,191,824         1,093,505         1,641,891         1,742,439           825,218
 Investments in development                     98,105            86,286            38,773            35,131             7,251
 Investments in operating joint
   ventures                                      8,089             9,119             5,679                --                --
 Mortgage loans receivable                      39,061            37,250            37,582            42,420             3,692
 Total assets                                1,388,403         1,371,158         1,794,604         1,879,016           865,774
 Total debt                                    653,014           606,677           897,358           922,097           228,299
 Stockholders' equity                          646,150           668,856           784,334           828,533           580,123

OTHER DATA:
 EBIDA(4)                                  $   133,162       $   159,416       $   168,242       $   151,562       $    44,380
 Cash flow provided by (used for):
   Operating activities                         79,719            86,054            91,667            76,421            24,359
   Investing activities                        (74,372)          356,325            83,807          (613,840)         (569,242)
   Financing activities                       (103,132)         (346,666)         (173,349)          536,706           548,598
 FFO(5)                                         72,784            71,860            84,047            79,920            36,087
 CAD(6)                                         58,294            51,756            66,576            68,357            32,335
 Debt to total market
   capitalization(7)                              43.9%             43.9%             54.7%             47.5%             18.5%

(1) Net income allocable to common shareholders includes certain non-recurring items described in (4) below.

(2) Diluted amounts include the effects of all classes of securities outstanding at year-end, including units of Operating Partnership interests and options to purchase stock of the Company.

(3) Historical distributions per common share for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 consist of distributions declared for the periods then ended.

(4) EBIDA is computed as income (loss) before minority interests and extraordinary items plus interest expense, depreciation and amortization, gains (losses) on disposal of properties and loss provisions. The Company believes that in addition to net income and cash flows, EBIDA is a useful measure of the financial performance of an equity REIT because, together with net income and cash flows, EBIDA provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments and other capital expenditures. To evaluate EBIDA and the trends it depicts, the components of EBIDA, such as rental revenues, rental expenses, real estate taxes and general and administrative expenses, should be considered. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Excluded from EBIDA are financing costs such as interest as well as depreciation and amortization, each of which can significantly affect a REITs results of operations and liquidity and should be considered in evaluating a REITs operating performance. Further, EBIDA does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles and does not necessarily indicate that cash flows will be sufficient to fund all of the Company's cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Further, EBIDA as disclosed by other REITs may not be comparable to the Company's calculation of EBIDA. The following table reconciles net income (loss) of the Company to EBIDA for the periods presented (in thousands):

                                                   FOR THE YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------
                                 2001          2000            1999           1998           1997
                              ---------      ---------      ---------      ---------      ---------
Net income                    $  43,875      $  38,869      $  50,286      $  44,602      $  19,368
Extraordinary item                1,732          7,910           (984)         1,400            843
Minority interest                 2,745          2,157          3,647          2,550          1,119
Interest expense                 37,802         63,281         64,782         53,289          9,668
Depreciation and
   amortization                  47,892         59,490         58,295         50,194         14,873
Net gain on sales of real
   estate assets                   (884)       (21,495)        (9,013)        (4,796)        (1,491)
Loss on sale of mortgage
   loan receivable                   --             --          1,229             --             --
Loss on interest rate
   protection agreement              --             --             --          4,323             --
Loss provisions                      --          9,204             --             --             --
                              ---------      ---------      ---------      ---------      ---------
EBIDA                         $ 133,162      $ 159,416      $ 168,242      $ 151,562      $  44,380
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

(7) Debt to total market capitalization is calculated as total debt at period end divided by total debt plus the market value of the Company's outstanding common stock and convertible units, based upon the closing prices of the Common Stock of $19.40, $17.375, $13.375, $20.375 and
        $29.625 on December 31, 2001, 2000, 1999, 1998 and 1997, respectively, plus the liquidation value of the Company's outstanding Preferred Stock based on the liquidation preference per share of $25.00 on December 31, 2001, 2000, 1999 and 1998.

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

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31, June 30, September 30 and December 31, 2001 and the year ended December 31, 2001 (in thousands, except weighted average shares and per share amounts):


                                                     March 31,      June 30,     Sept 30,       Dec 31,    Year to Date
                                                       2001          2001          2001          2001          2001
                                                     --------      --------      --------      --------      --------
Income from operations before minority
    interest, extraordinary items and preferred
    dividends                                        $ 11,386      $ 11,398      $ 15,357      $ 10,211      $ 48,352
Depreciation and amortization(1)                       10,579        11,617        11,750        12,695        46,641
Preferred dividends                                    (4,891)       (4,891)       (4,891)       (4,891)      (19,564)
Net (gain) loss on sales of real estate assets            (58)          182        (3,007)        1,999          (884)
Adjustment for straight-line rents                         --          (793)         (777)         (793)       (2,363)
Adjustment  to  reflect  FFO  of  unconsolidated
    operating JV's(2)                                     247           158            96           101           602
                                                     --------      --------      --------      --------      --------
FFO                                                  $ 17,263      $ 17,671      $ 18,528      $ 19,322      $ 72,784
                                                     ========      ========      ========      ========      ========


                                    continued

                                              March 31,         June 30,          Sept 30,           Dec 31,        Year to Date
                                                2001              2001              2001              2001              2001
                                            ------------      ------------      ------------      ------------      ------------
FFO                                         $     17,263      $     17,671      $     18,528      $     19,322      $     72,784

Amortization of deferred financing fees              387               347               409               431             1,574
Capital reserve                                   (2,966)           (2,924)           (5,260)           (4,914)          (16,064)
                                            ------------      ------------      ------------      ------------      ------------

CAD                                         $     14,684      $     15,094      $     13,677      $     14,839      $     58,294
                                            ============      ============      ============      ============      ============

Distributions per common share(3)           $       0.42      $       0.42      $       0.42      $       0.43      $       1.69
                                            ============      ============      ============      ============      ============

Diluted weighted average common shares
    outstanding                               30,476,401        30,467,322        30,588,078        30,472,064        30,517,525
                                            ============      ============      ============      ============      ============

(1)     Excludes non-real estate depreciation and amortization.

(2) Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to the Company. The Company's investments in the joint ventures are accounted for using the equity method of accounting.

(3) The distributions for the three months ended December 31, 2001, were paid on January 14, 2002.

The following table sets forth the Company's calculation of FFO and CAD for the three months ended March 31, June 30, September 30 and December 31, 2000 and the year ended December 31, 2000 (in thousands, except weighted average shares and per share amounts):


                                                     March 31,       June 30,        Sept 30,         Dec 31,      Year to Date
                                                       2000            2000            2000            2000            2000
                                                   ------------    ------------    ------------    ------------    ------------
Income from operations before minority
    interest, extraordinary items and preferred
    dividends                                      $      8,823    $      8,766    $     15,773    $     15,574    $     48,936
Depreciation and amortization (3)                        14,915          14,871          14,167          14,575          58,528
Preferred dividends                                      (5,488)         (5,443)         (4,891)         (4,891)        (20,713)
Net (gain) loss on sales of real estate assets              695           2,347          (4,694)        (19,843)        (21,495)
Gain on sale of land                                         --              --              --             712             712
Provision for impairment of real estate assets               --              --              --           4,800           4,800
Adjustment  to  reflect  FFO  of  unconsolidated
    operating JV's (2)                                      190             264             250             248             952
Adjustment to reflect FFO of Associated
    Companies (1)                                           164              22            (191)            145             140
                                                   ------------    ------------    ------------    ------------    ------------

FFO(4)                                             $     19,299    $     20,827    $     20,414    $     11,320    $     71,860
                                                   ============    ============    ============    ============    ============

Amortization of deferred financing fees                     639             610             597             658           2,504
Capital reserve                                          (4,989)         (6,319)         (5,471)         (5,829)        (22,608)
                                                   ------------    ------------    ------------    ------------    ------------

CAD                                                $     14,949    $     15,118    $     15,540    $      6,149    $     51,756
                                                   ============    ============    ============    ============    ============

Distributions per common share                     $       0.42    $       0.42    $       0.42    $       0.42    $       1.68
                                                   ============    ============    ============    ============    ============
Diluted weighted average common shares
    outstanding                                      34,096,464      33,111,493      32,636,164      32,337,449      33,023,802
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

(3)     Excludes non-real estate depreciation and amortization.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000.

Following is a table of net operating income by property type, for comparative purposes, presenting the results for the years ended December 31, 2001 and 2000.


                     RESULTS OF OPERATIONS BY PROPERTY TYPE
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                Multi-       Hotel and  Property     Eliminating     Total
                          Office    Industrial      Retail      family         Other      Total       Entry(1)      Reported
                          ------    ----------      ------      ------      ---------     -----      -----------   ---------
2001
Rental Revenue          $137,489     $ 40,075     $  2,497     $  8,622           --     $188,683           --     $188,683
Operating Expenses        49,149        9,055          537        3,468           --       62,209      ($5,352)      56,857
Net Operating Income      88,340       31,020        1,960        5,154           --      126,474        5,352      131,826
   Percentage of
    Total NOI               69.9%        24.5%         1.5%         4.1%          --        100.0%


2000
Rental Revenue          $126,198     $ 37,874     $  8,265     $ 69,427     $    818     $242,582           --     $242,582
Operating Expenses        46,556        9,113        2,675       31,910          229       90,483      ($7,577)      82,906
Net Operating Income      79,642       28,761        5,590       37,517          589      152,099        7,577      159,676
   Percentage of
    Total NOI               52.3%        18.9%         3.7%        24.7%         0.4%       100.0%


(1) Eliminating entry represents internal market level property management fees included in operating expenses to provide comparison to industry performance.

Rental Revenue. Rental revenue decreased $53,899,000, or 22%, to $188,683,000 for the year ended December 31, 2001, from $242,582,000 for the year ended December 31, 2000. The decrease consisted of declines in revenue from the retail, multifamily and hotel Properties of $5,768,000, $60,805,000 and $818,000, respectively, due to the 2000 and 2001 sales of substantially all of the Company's retail and multifamily Properties and the Company's one remaining hotel Property. These decreases were offset by increases in revenue from the office and industrial Properties of $11,291,000 and $2,201,000, respectively, due to acquisitions, net of dispositions, and increases in rental rates.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the unconsolidated operating and development joint ventures and the Rancon Partnerships. This revenue increased $2,915,000, or 79%, to $6,628,000 for the year ended December 31, 2001, from $3,713,000 for the year ended December 31, 2000, primarily due to property management and asset management fees received from the Rancon Partnerships and development, acquisition and financing fees relating to several development projects. Certain of these fees were previously earned by GC, prior to its merger with the Company, and were recognized as equity in earnings of Associated Company.

Interest and Other Income. Interest and other income decreased $3,391,000, or 41%, to $4,920,000 for the year ended December 31, 2001, from $8,311,000 for the year ended December 31, 2000. The decrease was primarily due to interest income earned on three development projects sold by a development alliance in the second and third quarters of 2000, offset slightly by interest income earned on a development project sold by a development alliance in the first quarter of 2001.

Equity in Earnings of Associated Company. Equity in earnings of Associated Company decreased to $0 for the year ended December 31, 2001, from $1,455,000 for the year ended December 31, 2000. The decrease is due to the merger of GC into the Company in the fourth quarter of 2000.

Equity in Earnings (Losses) of Unconsolidated Operating Joint Ventures. Equity in earnings (losses) of unconsolidated operating joint ventures increased $632,000 to $246,000 for the year ended December 31, 2001, from a loss of $386,000 for the year ended December 31, 2000. This increase is primarily due to an increase in net operating income at one joint venture, which began operations in October of 2000.

Property Operating Expenses. Property operating expenses decreased $26,049,000, or 31%, to $56,857,000 for the year ended December 31, 2001, from $82,906,000 for the year ended December 31, 2000. This decrease resulted from the 2000 and 2001 sales of substantially all of the Company's retail and multifamily Properties and the Company's one remaining hotel Property.

General and Administrative Expenses. General and administrative expenses decreased $2,895,000, or 22%, to $10,458,000 for the year ended December 31, 2001, from $13,353,000 for the year ended December 31, 2000. This decrease is primarily due to a reduction in costs associated with supplemental retirement agreements for certain of the Company's executive officers. The decrease was also due to reduced staff and overhead expenses resulting from the sale of the Company's multifamily portfolio in December 2000, partially offset by an increase in general and administrative costs as a result of the merger of the Company and GC in October 2000. These costs were previously recognized as a component of equity in earnings of Associated Company.

Depreciation and Amortization. Depreciation and amortization decreased $11,598,000, or 19%, to $47,892,000 for the year ended December 31, 2001, from
$59,490,000 for the year ended December 31, 2000. This decrease is primarily due to the sale of 78 Properties from the Company's portfolio since January 1, 2000.

Interest Expense. Interest expense decreased $25,479,000, or 40%, to $37,802,000 for the year ended December 31, 2001, from $63,281,000 for the year ended December 31, 2000. This decrease is primarily due to payoffs of loans in connection with property sales, retirement of the Senior Notes, and decreases in variable interest rates.

Net Gain on Sales of Real Estate Assets. The net gain on sales of real estate assets of $884,000 during the year ended December 31, 2001, resulted from the sale of six office Properties, three industrial Properties, four retail Properties and one multifamily Property. The net gain on sales of real estate assets of $21,495,000 during the year ended December 31, 2000, resulted from the sale of ten office Properties, 12 industrial Properties, 36 multifamily Properties, five retail Properties and one hotel Property. These sales are consistent with the Company's strategy to focus on high-quality multi-tenant office Properties in its core markets.

Net Loss on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $1,732,000 during the year ended December 31, 2001, consists of losses due to the writeoff of unamortized loan fees and prepayment penalties on the payoff and refinancing of debt as discussed in Liquidity and Capital Resources below. These loans were paid-off early when more favorable terms were obtained through new financing and upon the sale of the properties securing the loans. Net loss on early extinguishment of debt of $7,910,000 during the year ended December 31, 2000, consisted primarily of prepayment penalties and writeoff of unamortized loan fees of $7,360,000 related to the payoff of debt in connection with the sale of the Company's multifamily portfolio in the fourth quarter of 2000. In addition, the net loss included $931,000 of gains on retirement of Senior Notes at a discount, offset by the related writeoff of unamortized loan fees in the amount of $1,481,000.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999.

Following is a table of net operating income by property type, for comparative purposes, presenting the results for the years ended December 31, 2000 and 1999.

                     RESULTS OF OPERATIONS BY PROPERTY TYPE
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                Multi-      Hotel and    Property   Eliminating    Total
                         Office     Industrial      Retail      family        Other       Total      Entry(1)     Reported
                         ------     ----------      ------      ------      ---------    --------   -----------  ----------
2000
Rental Revenue          $126,198     $ 37,874     $  8,265     $ 69,427     $    818     $242,582           --     $242,582
Operating Expenses        46,556        9,113        2,675       31,910          229       90,483     ($ 7,577)      82,906
Net Operating Income      79,642       28,761        5,590       37,517          589      152,099        7,577      159,676
   Percentage of
    Total NOI               52.3%        18.9%         3.7%        24.7%         0.4%       100.0%


1999
Rental Revenue          $131,032     $ 43,569     $ 11,182     $ 68,144     $  1,412     $255,339           --     $255,339
Operating Expenses        49,732       11,737        3,640       30,570          420       96,099     ($ 8,062)      88,037
Net Operating Income      81,300       31,832        7,542       37,574          992      159,240        8,062      167,302
   Percentage of
    Total NOI               51.1%        20.0%         4.7%        23.6%         0.6%       100.0%


(1) Eliminating entry represents internal market level property management fees included in operating expenses to provide comparison to industry performance.

Rental Revenue. Rental revenue decreased $12,757,000, or 5%, to $242,582,000 for the year ended December 31, 2000, from $255,339,000 for the year ended December 31, 1999. The decrease consisted of declines in revenue from the office, industrial, retail and hotel Properties of $4,834,000, $5,695,000, $2,917,000 and $594,000, respectively, due to the 1999 and 2000 sales of 20 office Properties, 30 industrial Properties, eight retail Properties and three hotel Properties. These decreases were slightly offset by an increase in revenue from the multifamily Properties of $1,283,000 which was primarily due to the acquisition of two multifamily Properties and overall increases in occupancy. The Company sold its Multifamily Portfolio on December 29, 2000.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the Managed Partnerships. This revenue increased $401,000, or 12%, to $3,713,000 for the year ended December 31, 2000, from $3,312,000 for the year ended December 31, 1999. The change was primarily due to transaction fees received from an affiliate in the second quarter of 2000. In addition, due to the merger of the Company and GC (as discussed above), the Company received property management fees and asset management fees directly from the Rancon Partnerships in the fourth quarter of 2000. These increases were partially offset by lower property and asset management fees from the Managed Partnerships due to sales of the managed properties.

Interest and Other Income. Interest and other income increased $1,907,000 or 30%, to $8,311,000 for the year ended December 31, 2000, from $6,404,000 for the year ended December 31, 1999. The increase was primarily due to interest income earned upon the payoff of loans made to three development projects sold by a development alliance in the second and third quarters of 2000, offset by decreases in interest earned on notes receivable that were paid off.

Equity in Earnings of Associated Company. Equity in earnings of Associated Company increased $233,000, or 19%, to $1,455,000 for the year ended December 31, 2000, from $1,222,000 for the year ended December 31, 1999. The increase was primarily due to income tax savings recognized upon the merger of the Company and GC in the fourth quarter of 2000.

Equity in Loss of Unconsolidated Operating Joint Ventures. Equity in loss of unconsolidated operating joint ventures increased $76,000 to an equity in loss of $386,000 for the year ended December 31, 2000, from an equity in loss of $310,000 for the year ended December 31, 1999. This increased loss was due to a decrease in the capitalization of interest expense and property taxes, recognition of depreciation expense and payment of operating expenses by a joint venture upon the completion of a development project in 2000.

Property Operating Expenses. Property operating expenses decreased $5,131,000, or 6%, to $82,906,000 for the year ended December 31, 2000, from $88,037,000 for the year ended December 31, 1999. This decrease corresponds to the 5% decrease in rental revenues resulting from the sale of Properties.

General and Administrative Expenses. General and administrative expenses increased $3,665,000, or 38%, to $13,353,000 for the year ended December 31, 2000, from $9,688,000 for the year ended December 31, 1999. The increase was primarily due to one-time costs associated with the adoption of supplemental retirement agreements for certain of the Company's executive officers. The initial funding of $3,300,000 was funded from the gain on sale of the multifamily portfolio.

Depreciation and Amortization. Depreciation and amortization increased $1,195,000, or 2%, to $59,490,000 for the year ended December 31, 2000, from
$58,295,000 for the year ended December 31, 1999. The net increase was due to depreciation of the 1999 and 2000 acquisitions of real estate and fixed asset additions, offset by the 1999 and 2000 dispositions of real estate.

Interest Expense. Interest expense decreased $1,501,000, or 2%, to $63,281,000 for the year ended December 31, 2000, from $64,782,000 for the year ended December 31, 1999. This decrease was primarily due to retirement of the Senior Notes, paydowns on the Credit Facility and payoffs of loans in connection with property sales.

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

Loss on Sale of Mortgage Loan Receivable. During 1999, a note secured by an office property in Phoenix, Arizona was sold to a third-party at a discount of $1,229,000. Proceeds from the sale were invested in the repurchase of preferred stock.

Net Gain on Sales of Real Estate Assets. The net gain on sales of real estate assets of $21,495,000 during the year ended December 31, 2000, resulted from the sale of ten office Properties, 12 industrial Properties, 36 multifamily Properties, five retail Properties and one hotel Property. The net gain on sales of real estate assets of $9,013,000 during the year ended December 31, 1999, resulted from the sale of ten office Properties, 18 industrial Properties, three retail Properties, one multifamily Property, two hotel Properties and a small interest in a REIT.

Net Gain (Loss) on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $7,910,000 during the year ended December 31, 2000, consisted primarily of prepayment penalties and writeoff of unamortized loan fees of $7,360,000 related to the payoff of debt in connection with the sale of the Company's Multifamily Portfolio in the fourth quarter of 2000. In addition, the net loss included $931,000 of gains on retirement of Senior Notes at a discount, offset by the related writeoff of unamortized loan fees in the amount of $1,481,000. Net gain on early extinguishment of debt of $984,000 during the year ended December 31, 1999, consisted of $3,115,000 of net gains on retirement of Senior Notes at a discount, offset by $2,026,000 of losses due to prepayment penalties and $105,000 of losses due to the writeoff of unamortized loan fees upon the early payoff of four loans. These loans were paid-off early when more favorable terms were obtained through new financing and upon the sale of the properties securing the loans.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

For the year ended December 31, 2001, cash provided by operating activities decreased by $6,335,000 to $79,719,000 as compared to $86,054,000 in 2000, due to the sale of the Company's multifamily portfolio at the end of 2000 and the related reductions in outstanding debt and number of outstanding shares of common stock. Cash used for investing activities was $74,372,000 for the year ended December 31, 2001, as compared to $356,325,000 provided by investing activities for the year ended December 31, 2000. The change is primarily due to a decrease in proceeds from sales of real estate assets in 2001, slightly offset by increased cash used for real estate acquisitions. During the year ended December 31, 2001, the Company disposed of 14 properties as compared to 64 properties in 2000. Cash used for financing activities decreased by $243,534,000 to $103,132,000 for the year ended December 31, 2001, as compared to $346,666,000 for the same period in 2000. This change was primarily due to a decrease in cash used for repayment of debt and repurchases of common and preferred stock.

The Company expects to meet its short-term liquidity requirements generally through its working capital, its Credit Facility (as defined below) and cash generated by operations. The Company believes that its cash generated by operations will be adequate to meet operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term. In addition to cash generated by operations, the Credit Facility provides for working capital advances. However, there can be no assurance that the Company's results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements and the amount of its distributions. If significant decreases in occupancy or rental rates occurred at the Company's properties, this could have an adverse impact on the Company's operating cash flows. Similarly, increases in interest rates could have an adverse impact on the Company's operating cash flows.

The Company's principal sources of funding for acquisitions, development, expansion and renovation of properties and stock repurchases include the unsecured Credit Facility, permanent secured debt financing, public and private equity and debt issuances, the issuance of partnership units in the Operating Partnership, proceeds from property sales and cash flow provided by operations.

Investments in Land and Development

The Company is independently developing approximately 436,000 square feet of commercial property in California, Colorado, New Jersey and Maryland. As of December 31, 2001, the Company had invested approximately $41.1 million in these projects. Additionally, the Company has approximately 119 acres of land with a book value of approximately $19.6 million as of December 31, 2001. This land has potential for future development of approximately 1,355,000 square feet of office space. The Company is obligated to fund approximately $5.5 million to these developments in 2002. The loans secured by certain of these development properties contain recourse provisions to the Company in the aggregate amount of $26.5 million, however, some of the loans were not fully drawn as of December 31, 2001.

The Company is currently involved in a number of alliances for the development of approximately 911,000 square feet of commercial properties in California and Colorado. The alliances grant the Company certain rights to purchase the properties upon completion of development. As of December 31, 2001, the Company had invested approximately $11.2 million in these alliances and had acquired properties from them aggregating approximately $114.2 million. The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under these alliances, the Company has provided an aggregate of $12.8 million in debt guarantees, however, some of the loans were not fully drawn as of December 31, 2001.

Additionally, the Company has formed two joint ventures (the "Pauls Joint Ventures") with the Pauls Corporation ("Pauls"). The Company and Pauls each own an equal 50% interest in the Pauls Joint Ventures. The Company accounts for its investment in the Pauls Joint Ventures using the equity method. In the fourth quarter of 2000, the Pauls Joint Ventures acquired two sites aggregating 35.54 acres in the San Francisco Bay Area for mixed use development. As of December 31, 2001, the Company had invested approximately $26.2 million in these developments. The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. In addition, the loans secured by certain of these development properties contain recourse provisions to the Company in the aggregate amount of $24.8 million, however, some of the loans were not fully drawn as of December 31, 2001.

Investments in Unconsolidated Operating Joint Ventures

Investments in unconsolidated operating joint ventures decreased from $9,119,000 at December 31, 2000, to $8,089,000 at December 31, 2001. This decrease was due to the Company's acquisition of one of the joint venture Properties, slightly offset by the Company's 2001 equity interest in the joint ventures' earnings.

Mortgage Loans Receivable

Mortgage loans receivable increased from $37,250,000 at December 31, 2000, to $39,061,000 at December 31, 2001. This increase was due to accrued interest on a loan made by the Company under a development alliance, net of repayments.

Secured and Unsecured Financing

Mortgage loans payable increased from $450,624,000 at December 31, 2000, to $588,420,000 at December 31, 2001. This increase resulted from $82,203,000 of new mortgage loans in connection with acquisitions, $183,613,000 of new mortgage loans due to new financing, $3,055,000 of draws on existing construction loans and $8,362,000 of draws on a new construction loan, offset by decreases of $25,620,000 due to property sales, $92,877,000 due to new financing, $13,254,000 due to debt maturities and $7,686,000 due to scheduled principal payments on other debt.

In the fourth quarter of 2001, the Company closed a $27 million secured loan which replaced four existing loans secured by seven of the Gateway Park Industrial properties located in Aurora, Colorado ("Gateway Refinance"). The previous loans had an aggregate balance of approximately $26 million, with approximately $17 million bearing fixed interest rates ranging between 7.24% and 7.57% and maturing on May 10, 2007, and approximately $9 million bearing a floating rate of LIBOR plus 1.55% and maturing at various dates in the fourth quarter of 2001. The new loan has a maturity date of May 10, 2007 and bears interest at a fixed rate of 7.24%. The excess proceeds from the new loan were used to paydown the Credit Facility as discussed below.

In the fourth quarter of 2001, the Company closed a $52.5 million secured loan with an insurance company ("Secured Financing"). The Secured Financing is an expansion of an existing $53 million loan secured by nine properties, with a maturity date of November 10, 2008 and a fixed interest rate of 6.125%. The additional $52.5 million loan bears interest at a floating rate of 30-day LIBOR plus 3.25% (5.12% at December 31, 2001) and has a separate initial maturity of December 11, 2004, with two one-year extension options. The two loans are cross-collateralized and, after the addition of two properties to the loan pool, are secured by eleven properties with an aggregate net book value of approximately $168 million at December 31, 2001. The excess proceeds from the Secured Financing were used to paydown the Credit Facility as discussed below.

In connection with the Secured Financing, the Company entered into an interest rate cap agreement to hedge increases in 30-day LIBOR rates above a specified level. The agreement is for a term concurrent with the Secured Financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the Secured Financing, and caps 30-day LIBOR to a maximum of 6%. As of December 31, 2001, the 30-day LIBOR rate was 1.87%. The Company paid a $594,000 fee at the inception of the cap agreement which is being amortized as additional interest expense over the life of the agreement.

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

In the third quarter of 2001, the Company closed an $8 million secured loan with an insurance company. The loan is secured by an office property located in Parsippany, New Jersey, has a maturity date of August 1, 2006, and bears interest at a fixed rate of 6.86%. The proceeds from the new loan were used to pay down the Credit Facility as discussed below.

In the second quarter of 2001, through the acquisition of a multifamily property from a development alliance, the Company assumed a $19.1 million loan. The loan has a maturity date of March 31, 2002 and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at December 31, 2001 was 4.12%.

In the second quarter of 2001, through the acquisition of a multifamily property from a development alliance, the Company assumed a $21.4 million loan. The loan had a maturity date of March 31, 2002 and a floating interest rate of LIBOR plus 2%. This loan was paid off with the sale of the property securing the loan in the fourth quarter of 2001.

In the second quarter of 2001, through the acquisition of an industrial property from a development alliance, the Company assumed a $4.7 million loan. The loan had a maturity date of December 1, 2001 and a floating interest rate of LIBOR plus 1.55%. This loan was paid off in the fourth quarter of 2001 with proceeds from the Gateway Refinance discussed above.

In the second quarter of 2001, through the acquisition of Rockwall I and II, a two-building office property, from a joint venture partner, the Company assumed a $37 million loan. The loan had a maturity date of June 30, 2004 and a floating interest rate of LIBOR plus 2.5%. This loan was refinanced in the third quarter of 2001 (see above).

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

In the first quarter of 2001, the Company obtained a $14 million construction loan to build a 96,000 square foot office property in Bridgewater, New Jersey. Approximately $8.4 million was outstanding at December 31, 2001. The loan has a maturity date of January 5, 2003 and bears interest at the floating rate of LIBOR plus 2.35%. The interest rate on this loan at December 31, 2001 was 4.22%.

Outstanding borrowings under the Credit Facility increased from $31,053,000 at December 31, 2000, to $64,594,000 at December 31, 2001. The increase was due to draws totaling $252,658,000 for the payoff of the unsecured term loan, stock repurchases and acquisitions, offset by pay downs totaling $219,117,000 generated from proceeds from the sales of properties, debt refinancing and cash from operations. In May 2001, the maturity date on the Credit Facility was extended from June 2002 to June 2003. In addition, the maximum amount of the Credit Facility was increased from $142 million to $180 million, with the additional proceeds applied to pay off the unsecured term loan, as discussed above. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company has been in compliance during all of 2001 and remains in compliance at December 31, 2001.

Some of the Company's properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

At December 31, 2001, the Company's total indebtedness included fixed-rate debt of $436,673,000 and floating-rate debt of $216,341,000. The Company's ratio of total debt to gross book assets was approximately 43% at December 31, 2001.

It is the Company's policy to manage its exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At December 31, 2001, approximately 33% of the Company's outstanding debt, including amounts borrowed under the Credit Facility, was subject to variable rates. The Company may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings. It is not the Company's policy to engage in hedging activities for speculative purposes. At December 31, 2001, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed above.

Equity Offerings

In January 1999, the Company filed a shelf registration statement with the SEC (the "January 1999 Shelf Registration Statement") to carry forward the remaining $801.2 million in equity securities of the Company from a November 1997 shelf registration statement (declared effective by the SEC on December 18, 1997). The January 1999 Shelf Registration Statement was declared effective by the SEC on January 25, 1999. Therefore, the Company have the capacity pursuant to the January 1999 Shelf Registration Statement to issue up to $801.2 million in equity securities. The Company currently has no plans to issue equity under this shelf registration.

Stock Repurchases

In 1999, the Company's Board of Directors authorized the Company to repurchase up to 6.2 million shares of its outstanding Common Stock. This represented approximately 20% of the Company's total outstanding Common Stock. In connection with the sale of 36 multifamily Properties in December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of December 31, 2001, 6,146,816 common shares have been repurchased for a total cost of approximately $101,865,000; this represents approximately 75% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, the Company announced that its Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of December 31, 2001, 1,402,200 preferred shares have been repurchased for a total cost of approximately $21,037,000; this represents approximately 41% of the expanded repurchase authorization and approximately 12% of Preferred Stock outstanding when the repurchase program began. Future stock repurchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

CRITICAL ACCOUNTING POLICIES

Revenue recognized on a straight-line basis

The Company recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Company's collection experience and the credit quality of the Company's tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Company has previously recognized as revenue, or if other tenants remain whom the Company previously believed would not.

Carrying value of rental properties, investments in development and other investment assets

The Company's rental properties, investments in development and other investment assets such as operating joint ventures and mortgage loans receivable are generally carried at the lower of cost or estimated fair value. Certain development and operating joint ventures include the Company's share of undistributed income or loss arising from the investment, and the mortgage loans receivable include accrued interest. In addition, under the Company's long-term development program, some interest, payroll and general and administrative costs incurred in connection with this program may be capitalized. The actual value of the Company's portfolio of property, investments in development and other investments could be significantly higher or lower than their carrying amounts.

The Company's status as a real estate investment trust (REIT)

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to Federal income tax to the extent that it distributes at least 90% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income. Management believes that the Company has complied with all requirements to qualify as a REIT for the years ended December 31, 2001, 2000 and 1999. Accordingly, no provision for income taxes is included in its consolidated financial statements.

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

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001. This standard did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 will be effective January 1, 2002, for the Company. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator. Other intangible assets will continue to be valued and amortized over their estimated lives. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Company. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

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

RISK FACTORS

MARKET FLUCTUATIONS IN RENTAL RATES AND OCCUPANCY COULD ADVERSELY AFFECT THE COMPANY'S OPERATIONS

The Company's portfolio of leases turns over continuously, with the number and value of expiring leases varying from year to year. The Company's ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space, and the level of improvements which may be required at the property. No assurance can be given that the rental rates that the Company will obtain in the future will be equal to or greater than those obtained under existing contractual commitments. If the Company cannot lease all or substantially all of the expiring space at its properties promptly or if the rental rates are significantly lower than expected, then the Company's results of operations and financial condition could be negatively impacted.

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

DEBT RESTRICTIONS MAY AFFECT OPERATIONS AND NEGATIVELY AFFECT THE COMPANY'S ABILITY TO REPAY INDEBTEDNESS AT MATURITY

The Company's current $180 million unsecured Credit Facility contains provisions that restrict the amount of distributions it can make. These provisions provide that distributions may not exceed 90% of funds from operations for any fiscal quarter. If the Company cannot obtain acceptable financing to repay indebtedness at maturity, it may have to sell properties to repay indebtedness or properties may be foreclosed upon, which could adversely affect its results of operations, financial condition and ability to service debt. Also, as of December 31, 2001, approximately $312.1 million of the Company's total indebtedness included secured mortgages with cross-collateralization provisions. In the event of a default, the holders of this indebtedness may seek to foreclose upon properties which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by these properties. Foreclosure of properties would cause a loss to the Company of income and asset value.

FLUCTUATIONS IN INTEREST RATES MAY ADVERSELY AFFECT THE COMPANY'S OPERATIONS

As of December 31, 2001, the Company had approximately $216.3 million of variable interest rate indebtedness. Accordingly, an increase in interest rates will adversely affect the Company's net income and results of operations.

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

UNINSURED LOSSES MAY ADVERSELY AFFECT OPERATIONS

The Company, or in certain instances, tenants of the properties, carry comprehensive liability, fire and extended coverage with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, the Company may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. In addition, although the Company's existing policies of insurance covering property damage do not exclude coverage for acts of terrorism, it is possible that such an exclusion could be imposed by an insurance carrier either during the current policy term upon satisfaction of certain notice requirements, or upon future policy renewal, in which case any losses from acts of terrorism might be uninsured. Should an uninsured loss occur, the Company could lose some or all of its capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on the Company's results of operations and financial condition.

ILLIQUIDITY OF REAL ESTATE MAY LIMIT THE COMPANY'S ABILITY TO VARY ITS PORTFOLIO

Real estate investments are relatively illiquid and, therefore, will tend to limit the Company's ability to vary its portfolio quickly in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986, as amended (the "Code"), and individual agreements with sellers of properties place limits on the Company's ability to sell properties. Twenty-six of the Company's properties were acquired on terms and conditions under which they can be disposed of only in a like-kind exchange or other non-taxable transaction for limited periods of time. The agreed upon time periods for these restrictions on dispositions vary from transaction to transaction.

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

RISKS OF LITIGATION

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

It is the Company's policy to manage its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, the Company has also entered into variable rate debt arrangements. Approximately 33% and 44% of the Company's outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates at December 31, 2001 and 2000, respectively. In addition, the average interest rate on the Company's debt decreased from 7.62% at December 31, 2000 to 5.95% at December 31, 2001. The Company reviews interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments. It is not the Company's policy to engage in hedging activities for speculative or trading purposes.

The Company may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where management believes the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, the Company is entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, the Company makes payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At December 31, 2001, the Company was not a party to any forward interest rate or similar agreements other than the interest rate cap contract entered into in December 2001 as discussed above.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

                                                                    Expected Maturity Date
                            --------------------------------------------------------------------------------------------------------
                                                                                                                             Fair
                              2002          2003          2004         2005         2006       Thereafter      Total         Value
                              ----          ----          ----         ----         ----       ----------      -----         -----
                                                                        (in thousands)
Secured Fixed              $ 12,809      $ 36,223      $  9,735      $ 24,917   $ 106,732     $ 246,257     $ 436,673    $436,673
Average interest rate          7.41%         7.63%         7.08%         7.13%       6.82%         6.59%         6.80%

Secured Variable           $ 62,885      $ 36,362      $ 52,500      $     --   $      --     $      --     $ 151,747    $151,747
Average interest rate          4.19%         4.34%         5.12%           --          --            --          4.55%

Unsecured Variable         $     --      $ 64,594      $     --      $     --   $      --     $      --     $  64,594    $ 64,594
Average interest rate            --          3.50%           --            --          --            --          3.50%

The Company believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Company could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at December 31, 2001.

A change of 1/8% in the index rate to which the Company's variable rate debt is tied would change the annual interest incurred by the Company by $270, based upon the balances outstanding on variable rate instruments at December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 9, 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 9, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 9, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 9, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                          Page No.
(a)  (1) Financial Statements

         Report of Independent Public Accountants                                                            34

         Consolidated Balance Sheets at December 31, 2001 and 2000                                           35

         Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999              36

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001,
              2000 and 1999                                                                                  37

         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999          38

         Notes to Consolidated Financial Statements                                                          40

     (2) Financial Statement Schedules

         Schedule III - Real Estate and Accumulated Depreciation                                             59

         Schedule IV - Mortgage Loans Receivable, Secured by Real Estate                                     63

     (3) Exhibits to Financial Statements

         The Exhibit Index attached hereto is hereby incorporated by reference to this Item.                 66

(b)  Reports on Form 8-K (incorporated herein by reference)

                  On November 9, 2001, the Company filed a report on Form 8-K with respect to the acquisition of two office properties.

                  On January 8, 2002, the Company filed a report on Form 8-K/A with respect to the acquisition of three office properties.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of GLENBOROUGH REALTY TRUST INCORPORATED:


We have audited the accompanying consolidated balance sheets of GLENBOROUGH REALTY TRUST INCORPORATED (a Maryland corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GLENBOROUGH REALTY TRUST INCORPORATED and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

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



ARTHUR ANDERSEN LLP



San Francisco, California
March 15, 2002

                      GLENBOROUGH REALTY TRUST INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                     2001                   2000
                                                                                ---------------        ---------------
ASSETS
     Rental properties, gross                                                       $1,338,022             $1,208,566
     Accumulated depreciation                                                         (146,198)              (115,061)
                                                                                ---------------        ---------------
     Rental properties, net                                                          1,191,824              1,093,505

     Investments in land and development                                                98,105                 86,286
     Investments in unconsolidated operating joint ventures                              8,089                  9,119
     Mortgage loans receivable                                                          39,061                 37,250
     Cash and cash equivalents                                                           4,410                102,195
     Other assets                                                                       46,914                 42,803
                                                                                ---------------        ---------------

         TOTAL ASSETS                                                               $1,388,403             $1,371,158
                                                                                ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgage loans                                                                   $588,420               $450,624
     Unsecured term debt                                                                    --                125,000
     Unsecured bank line                                                                64,594                 31,053
     Other liabilities                                                                  22,730                 26,871
                                                                                ---------------        ---------------
       Total liabilities                                                               675,744                633,548
                                                                                ---------------        ---------------

Commitments and contingencies (Note 15)

Minority interest                                                                       66,509                 68,754

Stockholders' Equity:
     Common stock, $0.001 par value, 26,938,804 and
       26,991,770 shares issued and outstanding at
       December 31, 2001 and 2000, respectively                                             27                     27
     Preferred stock, $0.001 par value, $25.00 liquidation preference,
       10,097,800 shares issued and outstanding at December 31, 2001 and
       2000                                                                                 10                     10
     Additional paid-in capital                                                        762,050                763,974
     Deferred compensation                                                                (945)                (1,143)
     Retained earnings (deficit)                                                      (114,992)               (94,012)
                                                                                ---------------        ---------------
       Total stockholders' equity                                                      646,150                668,856
                                                                                ---------------        ---------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                                $1,388,403             $1,371,158
                                                                                ===============        ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                   2001             2000             1999
                                                               ------------     ------------     ------------
REVENUE
     Rental revenue                                            $    188,683     $    242,582     $    255,339
     Fees and reimbursements from affiliates                          6,628            3,713            3,312
     Interest and other income                                        4,920            8,311            6,404
     Equity in earnings of Associated Company                            --            1,455            1,222
     Equity in earnings (losses) of unconsolidated
        operating joint ventures                                        246             (386)            (310)
                                                               ------------     ------------     ------------
           Total revenue                                            200,477          255,675          265,967
                                                               ------------     ------------     ------------
EXPENSES
     Property operating expenses                                     56,857           82,906           88,037
     General and administrative                                      10,458           13,353            9,688
     Depreciation and amortization                                   47,892           59,490           58,295
     Interest expense                                                37,802           63,281           64,782
     Provision for impairment of real estate assets                      --            4,800               --
     Provision for impairment of non-real estate assets                  --            4,404               --
     Loss on sale of mortgage loan receivable                            --               --            1,229
                                                               ------------     ------------     ------------
           Total expenses                                           153,009          228,234          222,031
                                                               ------------     ------------     ------------
Income before gain on sales of real estate assets, minority
     interest and extraordinary item                                 47,468           27,441           43,936
Net gain on sales of real estate assets                                 884           21,495            9,013
                                                               ------------     ------------     ------------
Income before minority interest and extraordinary item               48,352           48,936           52,949
Minority interest                                                    (2,745)          (2,157)          (3,647)
                                                               ------------     ------------     ------------
Net income before extraordinary item                                 45,607           46,779           49,302
Extraordinary item:
Net (loss) gain on early extinguishment of debt                      (1,732)          (7,910)             984
                                                               ------------     ------------     ------------
Net income                                                           43,875           38,869           50,286
Preferred dividends                                                 (19,564)         (20,713)         (22,280)
                                                               ------------     ------------     ------------
Net income available to Common Stockholders                    $     24,311     $     18,156     $     28,006
                                                               ============     ============     ============
Basic Per Share Data:
Net income before extraordinary item                           $       0.96     $       0.89     $       0.86
Extraordinary item                                                    (0.06)           (0.27)            0.03
                                                               ------------     ------------     ------------
Net income available to Common Stockholders                    $       0.90     $       0.62     $       0.89
                                                               ============     ============     ============
Basic weighted average shares outstanding                        26,974,963       29,295,250       31,346,568
                                                               ============     ============     ============
Diluted Per Share Data:
Net income before extraordinary item                           $       0.94     $       0.85     $       0.86
Extraordinary item                                                    (0.05)           (0.23)            0.03
                                                               ------------     ------------     ------------
Net income available to Common Stockholders                    $       0.89     $       0.62     $       0.89
                                                               ============     ============     ============
Diluted weighted average shares outstanding                      30,517,525       33,023,802       35,522,627
                                                               ============     ============     ============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)


                                           Common Stock          Preferred Stock
                                        ------------------      ------------------ Additional     Deferred   Retained
                                                   Par                      Par      Paid-in       Compen-   Earnings
                                        Shares    Value         Shares     Value     Capital       sation    (Deficit)     Total
                                        ------   ---------      ------   ---------   ---------   ---------   ---------   ---------
BALANCE AT DECEMBER 31, 1998            31,759          32      11,500          11     865,692        (181)    (37,021)    828,533
Exercise of stock options                   85          --          --          --       1,275          --          --       1,275
Conversion of Operating Partnership
    units into common stock                607           1          --          --       8,821          --          --       8,822
Issuance of common stock
    to directors                            30          --          --          --         550        (550)         --          --
Common and preferred stock
    repurchases                         (1,660)         (2)       (170)         --     (29,645)         --          --     (29,647)
Amortization of deferred
    compensation                            --          --          --          --          --         118          --         118
Unrealized gain on marketable
    securities                              --          --          --          --          --          --          34          34
Dividends paid to common and
     preferred stockholders                 --          --          --          --          --          --     (75,087)    (75,087)
Net income                                  --          --          --          --          --          --      50,286      50,286
                                        ------   ---------      ------   ---------   ---------   ---------   ---------   ---------
BALANCE AT DECEMBER 31, 1999            30,821          31      11,330          11     846,693        (613)    (61,788)    784,334
                                        ------   ---------      ------   ---------   ---------   ---------   ---------   ---------
Exercise of stock options                   64          --          --          --         686          --          --         686
Conversion of Operating Partnership
    units into common stock                335          --          --          --       5,915          --          --       5,915
Issuance of common stock related to
    merger of the Company and GC           162          --          --          --       2,615          --          --       2,615
Issuance of common stock
    to officers                             40          --          --          --         645        (645)         --          --
Common and preferred stock
    repurchases                         (4,430)         (4)     (1,232)         (1)    (92,580)         --          --     (92,585)
Amortization of deferred
    compensation                            --          --          --          --          --         115          --         115
Dividends paid to common and
     preferred stockholders                 --          --          --          --          --          --     (71,093)    (71,093)
Net income                                  --          --          --          --          --          --      38,869      38,869
                                        ------   ---------      ------   ---------   ---------   ---------   ---------   ---------
BALANCE AT DECEMBER 31, 2000            26,992   $      27      10,098   $      10   $ 763,974   $  (1,143)  $ (94,012)  $ 668,856
                                        ------   ---------      ------   ---------   ---------   ---------   ---------   ---------
Exercise of stock options                    5          --          --          --         327          --          --         327
Conversion of Operating Partnership
    units into common stock                  2          --          --          --      (1,135)         --          --      (1,135)
Common and preferred stock
    repurchases                            (60)         --          --          --      (1,116)         --          --      (1,116)
Amortization of deferred
    compensation                            --          --          --          --          --         198          --         198
Unrealized gain on marketable
    securities                              --          --          --          --          --          --          31          31
Dividends paid to common and
    preferred stockholders                  --          --          --          --          --          --     (64,886)    (64,886)
Net income                                  --          --          --          --          --          --      43,875      43,875
                                        ------   ---------      ------   ---------   ---------   ---------   ---------   ---------
BALANCE AT DECEMBER 31, 2001            26,939   $      27      10,098   $      10   $ 762,050   $    (945)  $(114,992)  $ 646,150
                                        ======   =========      ======   =========   =========   =========   =========   =========



              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                     2001         2000         1999
                                                                  ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $  43,875    $  38,869    $  50,286
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                               47,892       59,490       58,295
         Amortization of loan fees, included in
           interest expense                                           1,574        2,504        2,035
         Accrued interest on mortgage loans receivable               (1,811)      (2,075)      (1,246)
         Minority interest in income from operations                  2,745        2,157        3,647
         Equity in earnings of Associated Company                        --       (1,455)      (1,222)
         Equity in (earnings) losses of unconsolidated
           operating joint ventures                                    (246)         386          310
         Loss on sale of mortgage loan receivable                        --           --        1,229
         Net gain on sales of real estate assets                       (884)     (21,495)      (9,013)
         Net loss (gain) on early extinguishment of debt              1,732        7,910         (984)
         Provision for impairment of real estate assets                  --        4,800           --
         Provision for impairment of non-real estate assets              --        4,404           --
         Amortization of deferred compensation                          198          115          118
         Changes in certain assets and liabilities, net             (15,356)      (9,556)     (11,788)
                                                                  ---------    ---------    ---------
           Net cash provided by operating activities                 79,719       86,054       91,667
                                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sales of real estate assets                  107,314      468,432      144,846
     Additions to real estate assets                               (131,893)     (72,753)     (51,227)
     Deposits on prospective acquisitions                                --       (2,273)          --
     Investments in land and development                            (49,707)     (48,356)     (10,203)
     Investments in unconsolidated operating joint ventures             (86)      (3,845)      (5,989)
     Distributions from unconsol. operating joint ventures               --          535           --
     Additions to mortgage loans receivable                              --           --       (1,141)
     Principal payments from mortgage loans receivable                   --        2,407        5,996
     Repayment of notes receivable                                       --        3,040           --
     Payments from affiliates                                            --          200          900
     Contribution to Associated Company                                  --          (25)          --
     Distributions from Associated Company                               --        1,258          625
     Merger of Associated Company and the Company                        --        7,705           --
                                                                  ---------    ---------    ---------
           Net cash (used for) provided by investing
                activities                                          (74,372)     356,325       83,807
                                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                       447,688      310,360      342,348
     Repayment of borrowings                                       (479,306)    (485,336)    (403,162)
     Prepayment penalties on repayment of borrowings                   (849)      (2,708)      (2,026)
     Contributions from minority interest holders                       147           --           --
     Distributions to minority interest holders                      (5,137)      (5,990)      (7,050)
     Dividends paid to common and preferred stockholders            (64,886)     (71,093)     (75,087)
     Exercise of stock options                                          327          686        1,275
     Repurchases of common stock                                     (1,116)     (74,066)     (27,129)
     Repurchases of preferred stock                                      --      (18,519)      (2,518)
                                                                  ---------    ---------    ---------
              Net cash used for financing activities               (103,132)    (346,666)    (173,349)
                                                                  ---------    ---------    ---------

                                    continued



              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS -CONTINUED
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                2001         2000        1999
                                                             ---------    ---------   ---------
Net (decrease) increase in cash and cash equivalents         $ (97,785)   $  95,713   $   2,125

Cash and cash equivalents at beginning of year                 102,195        6,482       4,357
                                                             ---------    ---------   ---------

Cash and cash equivalents at end of year                     $   4,410    $ 102,195   $   6,482
                                                             =========    =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest (net of capitalized interest
         of $4,573, $3,777 and $2,675 in 2001, 2000 and
         1999, respectively)                                 $  37,483    $  62,645   $  63,316
                                                             =========    =========   =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:

     Assumption of mortgage loans in acquisition
         of real estate                                      $  82,203    $   4,300   $  39,275
                                                             =========    =========   =========

     Disposition of real estate involving buyer's
         assumption of mortgage loans                        $   4,248    $ 120,517   $      --
                                                             =========    =========   =========

     Acquisition of real estate assets from development
         alliances and unconsolidated operating joint
         ventures                                            $  39,250    $     327   $     597
                                                             =========    =========   =========

     Conversion of Operating Partnership units into common
         stock, at market value on date of issuance          $   1,135    $   5,915   $   8,822
                                                             =========    =========   =========

     Redemption of Operating Partnership units               $      --    $   2,586   $      --
                                                             =========    =========   =========

     Issuance of Common Stock in merger of Associated
         Company and the Company                             $      --    $   2,615   $      --
                                                             =========    =========   =========

     Unrealized gain on marketable securities                $      31    $      --   $      34
                                                             =========    =========   =========



              The accompanying notes are an integral part of these
                       consolidated financial statements

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



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

As of December 31, 2001, 26,938,804 shares of Common Stock and 10,097,800 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 3,068,463 shares of Common Stock issuable upon redemption of 3,068,463 partnership units in the Operating Partnership (as defined below), there would be 30,007,267 shares of Common Stock outstanding as of December 31, 2001. In 1999 and 2000, the Company's Board of Directors authorized the repurchase of up to approximately 8.2 million shares of common stock and approximately 1.7 million shares of preferred stock. As of December 31, 2001, 6,146,816 shares of Common Stock and 1,402,200 shares of Preferred Stock have been repurchased at a total cost of approximately $123 million.

The Company's Preferred Stock has a $25.00 per share liquidation preference and is convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Except in certain instances relating to the preservation of the Company's status as a REIT, the 7 3/4% Series A Convertible Preferred Stock is not redeemable prior to January 16, 2003. On and after January 16, 2003, the Series A Preferred Stock may be redeemed at the option of the Company, in whole or in part, initially at 103.88% of the liquidation preference per share, and thereafter at prices declining to 100% of the liquidation preference on and after January 16, 2008, plus in each case accumulated, accrued and unpaid dividends, if any, to the redemption date.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company's principal consolidated subsidiary, in which it holds a 1% general partner interest and a 88.77% limited partner interest at December 31, 2001, is Glenborough Properties, L.P. (the "Operating Partnership"). Each of the holders of the remaining interests in the Operating Partnership ("OP Units") has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of December 31, 2001, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 79 real estate projects.

Prior to October 24, 2000, the Operating Partnership held 100% of the non-voting preferred stock of Glenborough Corporation ("GC" or the "Associated Company"). GC provided partnership administration, asset management, property management and development services to a group of unaffiliated partnerships, which included three public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has real estate assets in the Inland Empire region of Southern California (the "Rancon Partnerships").

Effective October 24, 2000, GC merged with the Company. In the merger, the Company received the net assets of GC, including the contract to manage the Rancon Partnerships, in exchange for its preferred stock of GC. In addition, the Company redeemed GC's OP units and issued approximately 162,000 shares of common stock to GC's common stock holders.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of December 31, 2001 and 2000, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the years ended December 31, 2001, 2000 and 1999. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current year presentation, with no effect on consolidated results of operations.

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

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001. This standard did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 will be effective January 1, 2002, for the Company. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator. Other intangible assets will continue to be valued and amortized over their estimated lives. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Company. Management does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



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

Depreciation is provided using the straight line method over the useful lives of the respective assets. The useful lives are as follows:

              Buildings and Improvements               10 to 40 years
              Tenant Improvements                      Term of the related lease
              Furniture and Equipment                  5 to 7 years

Expenditures for maintenance and repairs are charged to operations as incurred. Maintenance expenditures include planned major maintenance activities such as painting, paving, HVAC and roofing repair costs. The Company expenses costs as incurred and does not accrue in advance of planned major maintenance activities. Significant renovations or betterments that extend the economic useful lives of assets are capitalized.

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

INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company's investments in operating joint ventures are accounted for using the equity method. The Company does not hold a controlling interest in any operating joint venture. See Note 5 for further discussion.

MORTGAGE LOANS RECEIVABLE

The Company monitors the recoverability of its mortgage loans receivable through ongoing contact with the borrowers to ensure timely receipt of interest and principal payments, and where appropriate, obtains financial information concerning the operation of the properties. Interest on mortgage loans receivable is recognized as revenue as it accrues during the period the loan is outstanding. Mortgage loans receivable will be evaluated for impairment if it becomes evident that the borrower is unable to meet its debt service obligations in a timely manner and cannot satisfy its payments using sources other than the operations of the property securing the loan. If it is concluded that such circumstances exist, then such loan will be considered to be impaired and its recorded amount will be reduced to the estimated fair value of the collateral securing it. Interest income will also cease to accrue under such circumstances. Due to uncertainties inherent in the valuation process, it is reasonably possible that the amount ultimately realized from the Company's collection on its mortgage loans receivable will be different than the recorded amounts. See
Note 6 for further discussion.

CASH AND CASH EQUIVALENTS

The Company considers short-term investments (including certificates of deposit) with a maturity of three months or less at the time of investment to be cash equivalents.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



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

At December 31, 2001 and 2000, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed in Note 8.

DEFERRED FINANCING AND OTHER FEES

Fees paid in connection with the financing and leasing of the Company's properties are amortized over the term of the related notes payable or leases and are included in other assets.

MINORITY INTEREST

Minority interest represents the 10.23% and 10.24% limited partner interests in the Operating Partnership not held by the Company at December 31, 2001 and 2000, respectively.

REVENUES

All leases are classified as operating leases. Rental revenue is recognized as earned over the terms of the related leases.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. Differences between estimated and actual amounts are recognized in the subsequent year.

For the years ended December 31, 2001, 2000 and 1999, no tenants represented 10% or more of rental revenue of the Company.

Fee and reimbursement revenue consists of property management fees, overhead administration fees, and transaction fees from the acquisition, disposition, refinancing, leasing and construction supervision of real estate for unconsolidated affiliates.

The Company recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Company's collection experience and the credit quality of the Company's tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Company has previously recognized as revenue, or if other tenants remain whom the Company previously believed would not.

The Company's portfolio of leases turns over continuously, with the number and value of expiring leases varying from year to year. The Company's ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space, and the level of improvements which may be required at the property. No assurance can be given that the rental rates that the Company will obtain in the future will be equal to or greater than those obtained under existing contractual commitments.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



INCOME TAXES

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to Federal income tax to the extent that it distributes at least 90% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income. For the years ended December 31, 2001, 2000 and 1999, approximately 5%, 0% and 24%, respectively, of the dividends paid to common stockholders represented a return of capital for income tax purposes. For the years ended December 31, 2001, 2000 and 1999, none of the dividends paid to preferred stockholders represented a return of capital for income tax purposes. In addition, for the years ended December 31, 2001, 2000 and 1999, the Company elected to distribute all of its taxable capital gain. Approximately 2%, 4% and 6% of the dividends paid to common and preferred stockholders represents a dividend taxable as long term capital gain and approximately 1%, 27% and 0% represents a dividend taxable as unrecaptured Section 1250 gain for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 3.   RENTAL PROPERTY

The cost and accumulated depreciation of rental property as of December 31, 2001 and 2000 are as follows (in thousands):

                                           Buildings
                                              and                                       Net
                                            Improve-                Accumulated       Recorded
2001:                           Land         ments      Total Cost  Depreciation       Value
                              --------    ----------    ----------  ------------    ----------
Office properties             $112,687    $  841,178    $  953,865    $(106,511)    $  847,354
Industrial properties           67,097       252,692       319,789      (35,944)       283,845
Retail properties                1,517         4,609         6,126         (591)         5,535
Multifamily properties and
   other                         5,464        52,778        58,242       (3,152)        55,090
                              --------    ----------    ----------    ---------     ----------
Total                         $186,765    $1,151,257    $1,338,022    $(146,198)    $1,191,824
                              ========    ==========    ==========    =========     ==========

2000:
Office properties             $ 98,908    $  724,735    $  823,643    $ (79,976)    $  743,667
Industrial properties           68,486       240,075       308,561      (27,896)       280,665
Retail properties                8,960        35,608        44,568       (5,947)        38,621
Multifamily properties and
   other                         2,826        28,968        31,794       (1,242)        30,552
                              --------    ----------    ----------    ---------     ----------
Total                         $179,180    $1,029,386    $1,208,566    $(115,061)    $1,093,505
                              ========    ==========    ==========    =========     ==========

Acquisitions

In the fourth quarter of 2001, the Company acquired a 133,000 square foot multi-tenant office building located in Alexandria, Virginia, and a 112,000 square foot multi-tenant office building and 3 1/2 level parking garage located in Newport Beach, California. The aggregate acquisition costs of approximately $54.5 million were funded primarily with the proceeds from property sales and tax-deferred exchanges.

In the second quarter of 2001, the Company acquired its venture partner's interest in Canyons I and Santa Fe Ranch, two multifamily properties with a combined total of 706 units located in Fort Worth, Texas and Irving, Texas, respectively. The aggregate acquisition costs of approximately $42 million consisted of approximately $1.5 million in cash and the assumption of approximately $40.5 million in debt. In addition, the Company acquired Gateway 19, a 166,000 square foot industrial property located in Aurora, Colorado, from another development alliance. The total

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



acquisition cost of $6.8 million consisted of proceeds from a tax-deferred exchange, a draw on the Credit Facility (as defined in Note 8) and the assumption of approximately $4.7 million in debt.

Also in the second quarter of 2001, the Company acquired from a joint venture partner Rockwall I and II, a two-building, 343,000 square foot office property located in Rockville, Maryland. The total acquisition cost of approximately $58.8 million consisted of proceeds from tax-deferred exchanges, a draw on the Credit Facility (as defined in Note 8) and the assumption of $37 million in debt.

In the first quarter of 2001, the Company acquired Creekside Business Park, a 171,000 square foot office property located in Dublin, California. The total acquisition cost of approximately $30 million consisted primarily of proceeds from tax-deferred exchanges and a draw on the Credit Facility (as defined in Note 8).

During the year ended December 31, 2000, the Company acquired four properties which consisted of approximately 449,000 square feet of office and industrial space and 234 multifamily units and had aggregate acquisition costs of approximately $76 million.

During the year ended December 31, 1999, the Company acquired nine properties which consisted of approximately 711,000 square feet of office and industrial space and 381 multifamily units and had aggregate acquisition costs of approximately $98 million.

Dispositions

During the year ended December 31, 2001, the Company sold 14 properties, including six office, three industrial, four retail and one multifamily. The assets were sold for an aggregate sales price of approximately $115.5 million and generated an aggregate net gain of approximately $884,000. These transactions are reflected as the net gain on sales of real estate assets on the accompanying consolidated statement of income for the year ended December 31, 2001.

During the year ended December 31, 2000, the Company sold 64 properties, including ten office, twelve industrial, five retail, 36 multifamily and one hotel. The assets were sold for an aggregate sales price of approximately $1 billion and generated an aggregate net gain of approximately $21.5 million. These transactions are reflected as the net gain on sales of real estate assets on the accompanying consolidated statement of income for the year ended December 31, 2000.

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

The Company leases its commercial and industrial property under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2001 are as follows (in thousands):

                  Year Ending
                  December 31,
                  ------------
                     2002                             $143,652
                     2003                              125,103
                     2004                              102,651
                     2005                               78,228
                     2006                               58,760
                     Thereafter                        132,270
                                                      --------
                                                      $640,664
                                                      ========

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



NOTE 4.  INVESTMENTS IN LAND AND DEVELOPMENT

The Company is independently developing approximately 436,000 square feet of commercial property in California, Colorado, New Jersey and Maryland. As of December 31, 2001, the Company had invested approximately $41.1 million in these projects. Additionally, the Company has approximately 119 acres of land with a book value of approximately $19.6 million as of December 31, 2001. This land has potential for future development of approximately 1,355,000 square feet of office space. The Company is obligated to fund approximately $5.5 million to these developments in 2002. The loans secured by certain of these development properties contain recourse provisions to the Company in the aggregate amount of $26.5 million, however, some of the loans were not fully drawn as of December 31, 2001.

The Company is currently involved in a number of alliances for the development of approximately 911,000 square feet of commercial properties in California and Colorado. The alliances grant the Company certain rights to purchase the properties upon completion of development. As of December 31, 2001, the Company had invested approximately $11.2 million in these alliances and had acquired properties from them aggregating approximately $114.2 million. The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under these alliances, the Company has provided an aggregate of $12.8 million in debt guarantees, however, some of the loans were not fully drawn as of December 31, 2001.

Additionally, the Company has formed two joint ventures (the "Pauls Joint Ventures") with the Pauls Corporation ("Pauls"). The Company and Pauls each own an equal 50% interest in the Pauls Joint Ventures. The Company accounts for its investment in the Pauls Joint Ventures using the equity method. In the fourth quarter of 2000, the Pauls Joint Ventures acquired two sites aggregating 35.54 acres in the San Francisco Bay Area for mixed use development. As of December 31, 2001, the Company had invested approximately $26.2 million in these developments. The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. In addition, the loans secured by certain of these development properties contain recourse provisions to the Company in the aggregate amount of $24.8 million, however, some of the loans were not fully drawn as of December 31, 2001.

NOTE 5.  INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company's investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture's earnings (losses). Distributions are recorded as a reduction of the Company's investment.

The Company's investments in unconsolidated operating joint ventures consist of the following as of December 31, 2001 and 2000 (dollars in thousands):

                                                                                                  Investment Balance at
                                                                                                       December 31,
                                Ownership       Property         Square          Property      -----------------------------
Joint Venture                   Interest        Location         Footage           Type            2001             2000
----------------------------  --------------  --------------   ------------   --------------   ------------    -------------
Rincon Center I & II               10%             San           757,000        Mixed-Use      $    4,045      $    3,952
                                               Francisco,
                                               California
Rockwall I & II                    10%         Rockville,        343,000         Office                --  (1)      1,326
                                                Maryland
2000 Corporate Ridge               10%           McLean,         256,000         Office             4,044           3,841
                                                Virginia
                                                                                                ---------       ---------
                                                                                                $   8,089       $   9,119
                                                                                                =========       =========

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



(1) In the second quarter of 2001, the Company acquired 100% of Rockwall I and II from the joint venture. See Note 3 for further discussion.

NOTE 6.   MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage of approximately $39.1 million, including accrued interest, at December 31, 2001, secured by land at Gateway Park in Aurora, Colorado. The loan bears interest at a fixed rate of 13% and matures in July 2005. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 5 million square feet of office and industrial space over the next ten years.

NOTE 7.   OTHER ASSETS

As of December 31, 2001 and 2000, other assets on the consolidated balance sheets consists of the following (in thousands):

                                                       2001       2000
                                                     -------    -------
        Accounts receivable, net                     $ 3,011    $ 2,463
        Prepaid expenses                               4,188      6,632
        Impound accounts                               4,901      7,792
        Deferred leasing and financing costs, net     22,983     18,837
        Investment in management contracts             2,963      3,567
        Corporate office fixed assets, net             2,936      2,822
        Marketable securities, at fair value           3,157         --
        Other                                          2,775        690
                                                     -------    -------
        Total other assets                           $46,914    $42,803
                                                     =======    =======

NOTE 8.   SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of December 31, 2001 and 2000 (in thousands):

                                                                              2001         2000
                                                                            --------     --------
Secured loans with various lenders, bearing interest at fixed rates between 6.77% and 8.47%, with monthly principal and interest payments ranging between $19 and $391 and maturing at various dates through
July 1, 2008. These loans are secured by properties with an aggregate net carrying value of $403,982 and $303,532 at December 31, 2001 and
2000, respectively                                                          $267,728     $171,144

Secured loans with various lenders, bearing interest at variable rates ranging between 4.12% and 4.37% at December 31, 2001 and 8.11% and
9.06% at December 31, 2000, and maturing at various dates through
November 28, 2003. These loans are secured by properties with an aggregate net carrying value of $124,381 and $119,008 at December 31,
2001 and 2000, respectively                                                   99,247      108,581

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



                                                                              2001         2000
                                                                            --------     --------
Secured loan with a bank, net of unamortized discount of $2,110 and
$2,418 at December 31, 2001 and December 31, 2000, respectively. The loan has a fixed interest rate of 6.125%, a November 10, 2008 maturity date, and requires monthly principal and interest payments of $754
This loan is secured by properties with an aggregate net carrying value
of $210,928 and $213,347 at December 31, 2001 and 2000, respectively        $116,133     $117,476

Secured loan with an insurance company, net of unamortized discount of
$959 and $1,100 at December 31, 2001 and December 31, 2000,
respectively. The loan has both a fixed rate and a variable rate component. The fixed rate component of $52,812 bears interest at
6.125%, matures on November 10, 2008, and requires monthly principal and interest payments of $343. An additional variable rate financing of
$52,500 was entered into in December 2001 (see below) and bears interest at a floating rate of 30-day LIBOR plus 3.25% (5.12% at
December 31, 2001), matures on December 11, 2004, and requires monthly interest-only payments. The loans are cross-collateralized and are secured by properties with an aggregate net carrying value of
$167,563 and $108,720 at December 31, 2001 and 2000, respectively            105,312       53,423
                                                                            --------     --------
Total mortgage loans                                                         588,420      450,624
                                                                            --------     --------

Unsecured $125,000 term loan with a group of commercial banks with a variable interest rate of LIBOR plus 1.75%, monthly interest only payments and a maturity date of June 10, 2002. This loan was paid off
in the second quarter of 2001 (see below)                                         --      125,000

Unsecured $180,000 line of credit with a group of commercial banks
("Credit Facility") with a variable interest rate of LIBOR plus 1.625%
at December 31, 2001 and 2000 (3.50% and 8.19%, respectively), monthly interest only payments and a maturity date of June 10, 2003, with one
option to extend for 10 years                                                 64,594       31,053
                                                                            --------     --------
Total secured and unsecured liabilities                                     $653,014     $606,677
                                                                            ========     ========

In the fourth quarter of 2001, the Company closed a $27 million secured loan which replaced four existing loans secured by seven of the Gateway Park Industrial properties located in Aurora, Colorado. The previous loans had an aggregate balance of approximately $26 million, with approximately $17 million bearing fixed interest rates ranging between 7.24% and 7.57% and maturing on May 10, 2007, and approximately $9 million bearing a floating rate of LIBOR plus 1.55% and maturing at various dates in the fourth quarter of 2001. The new loan has a maturity date of May 10, 2007 and bears interest at a fixed rate of 7.24%. The excess proceeds from the new loan were used to paydown the Credit Facility as discussed below.

In the fourth quarter of 2001, the Company closed a $52.5 million secured loan with an insurance company ("Secured Financing"). The Secured Financing is an expansion of an existing $53 million loan secured by nine properties, with a maturity date of November 10, 2008 and a fixed interest rate of 6.125%. The additional $52.5 million loan bears interest at a floating rate of 30-day LIBOR plus 3.25% (5.12% at December 31, 2001) and has a separate initial maturity of December 11, 2004, with two one-year extension options. The two loans are cross-collateralized and, after the addition of two properties to the loan pool, are secured by eleven properties with an

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



aggregate net book value of approximately $168 million at December 31, 2001. The excess proceeds from the Secured Financing were used to paydown the Credit Facility as discussed below.

In connection with the Secured Financing, the Company entered into an interest rate cap agreement to hedge increases in 30-day LIBOR rates above a specified level. The agreement is for a term concurrent with the Secured Financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the Secured Financing, and caps 30-day LIBOR to a maximum of 6%. As of December 31, 2001, the 30-day LIBOR rate was 1.87%. The Company paid a $594,000 fee at the inception of the cap agreement which is being amortized as additional interest expense over the life of the agreement.

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

In the third quarter of 2001, the Company closed an $8 million secured loan with an insurance company. The loan is secured by an office property located in Parsippany, New Jersey, has a maturity date of August 1, 2006, and bears interest at a fixed rate of 6.86%. The proceeds from the new loan were used to pay down the Credit Facility as discussed below.

In the second quarter of 2001, through the acquisition of Canyons I (see Note
3), the Company assumed a $19.1 million loan. The loan has a maturity date of March 31, 2002, and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at December 31, 2001 was 4.12%.

In the second quarter of 2001, through the acquisition of Santa Fe Ranch (see
Note 3), the Company assumed a $21.4 million loan. The loan had a maturity date of March 31, 2002, and a floating interest rate of LIBOR plus 2%. This loan was paid off with the sale of the Santa Fe Ranch property in the fourth quarter of 2001.

In the second quarter of 2001, through the acquisition of Gateway 19 (see Note
3), the Company assumed a $4.7 million loan. The loan had a maturity date of December 1, 2001, and a floating interest rate of LIBOR plus 1.55%. This loan was paid off in the fourth quarter of 2001 with proceeds from the Gateway refinance discussed above.

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

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



In the first and second quarters of 2001, the Company paid off its unsecured term loan with the proceeds from the sale of its multifamily portfolio on December 29, 2000, and a draw on the Credit Facility, as discussed below.

In the first quarter of 2001, the Company obtained a $14 million construction loan to build a 96,000 square foot office property in Bridgewater, New Jersey. Approximately $8.4 million was outstanding at December 31, 2001. The loan has a maturity date of January 5, 2003, and bears interest at the floating rate of LIBOR plus 2.35%. The interest rate on this loan at December 31, 2001 was 4.22%.

Outstanding borrowings under the Credit Facility increased from $31,053,000 at December 31, 2000, to $64,594,000 at December 31, 2001. The increase was due to draws totaling $252,658,000 for the payoff of the unsecured term loan, stock repurchases and acquisitions, offset by pay downs totaling $219,117,000 generated from proceeds from the sales of properties, debt refinancing and cash from operations. In May 2001, the maturity date on the Credit Facility was extended from June 2002 to June 2003. In addition, the maximum amount of the Credit Facility was increased from $142 million to $180 million, with the additional proceeds applied to pay off the unsecured term loan, as discussed above. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company has been in compliance during all of 2001 and remains in compliance at December 31, 2001.

Some of the Company's properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company's debt for the next five years and thereafter, as of December 31, 2001, are as follows (in thousands). Included in the year ending December 31, 2003, is the Credit Facility balance of $64,594 which has an initial maturity of June 10, 2003.

                     Year Ending
                     December 31,
                     ------------
                        2002                    $ 75,694
                        2003                     137,179
                        2004                      62,235
                        2005                      24,917
                        2006                     106,732
                        Thereafter               246,257
                                                --------
                        Total                   $653,014
                                                ========

NOTE 9.   NET GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

In connection with various loan payoffs, as discussed above, the Company recorded a net loss on early extinguishment of debt of $1,732,000 for the year ended December 31, 2001. This loss consists of the writeoff of unamortized original issuance costs and prepayment penalties.

Net loss on early extinguishment of debt of $7,910,000 during the year ended December 31, 2000, primarily consisted of $7,360,000 of losses due to prepayment penalties and writeoff of unamortized loan fees upon the payoff of approximately $257.4 million of the Company's mortgage loans which were paid off or assumed by the buyer in connection with the sale of the Company's multifamily portfolio. Additionally, in connection with the retirement of the Company's unsecured Series A Senior Notes, the Company recorded a net loss on early extinguishment of debt of $550,000 which consisted of $931,000 of gains on retirement offset by $1,481,000 of losses due to the writeoff of unamortized original issuance costs. These losses are included in the net loss on early extinguishment of debt in the Company's consolidated statement of income for the year ended December 31, 2000.

Net gain on early extinguishment of debt of $984,000 during the year ended December 31, 1999, consisted of $3,115,000 of gains on retirement of Senior Notes offset by $2,026,000 of losses due to prepayment penalties and $105,000 of losses due to the writeoff of unamortized loan fees upon the early payoff of four loans. These loans

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



were paid-off early when more favorable terms were obtained through new financing and upon the sale of the properties securing the loans.

NOTE 10.  RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $6,628,000, $3,713,000 and $3,312,000 for the years ended December 31, 2001,
2000 and 1999, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, the Company paid GC property management fees and salary reimbursements totaling $931,000 and $1,572,000 for the years ended December 31, 2000 and 1999, respectively, for management of a portfolio of residential properties owned by the Company, which is included in property operating expenses and general and administrative expenses on the accompanying consolidated statements of income. As discussed in Note 1, effective October 24, 2000, GC merged with the Company.

NOTE 11.  EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

                                                            Years ended
                                                            December 31,
                                            -------------------------------------------
                                                2001            2000           1999
                                            -----------     -----------     -----------
Net income available to common
     Stockholders - Basic                   $    24,311     $    18,156     $    28,006
Minority interest                                 2,745           2,157           3,647
                                            -----------     -----------     -----------
Net income available to common
     Stockholders - Diluted                 $    27,056     $    20,313     $    31,653
                                            ===========     ===========     ===========

Weighted average shares:
Basic                                        26,974,963      29,295,250      31,346,568
Stock options                                   469,834         249,200          95,026
Convertible Operating Partnership Units       3,072,728       3,479,352       4,081,033
                                            -----------     -----------     -----------
Diluted                                      30,517,525      33,023,802      35,522,627
                                            ===========     ===========     ===========

Basic earnings per share                    $      0.90     $      0.62     $      0.89
Diluted earnings per share                  $      0.89     $      0.62     $      0.89

The preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented.

NOTE 12.  STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the "Plan") to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company's 1997 Annual Meeting of Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights ("SARs") or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights ("DERs"), Performance Units or Preference Shares. The total number of shares of Common Stock available under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under the Plan, may be granted under the Plan may not exceed 1,140,000 shares. In May 1999, the Company's stockholders approved the grant of 700,000 non-qualified stock options to Robert Batinovich, CEO of the Company, and 300,000 non-qualified stock options to Andrew Batinovich, COO of the Company, outside the Plan, at exercise prices ranging from $27.03 to $37.84. The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No. 25. As of December 31, 2001, 103,062 shares of bonus grants were outstanding under the Plan. The fair value of the shares granted has been recorded as deferred compensation in the accompanying financial statements and will be charged to earnings ratably over the respective vesting periods that range from 2 to 7 years. As of December 31, 2001, 4,146,186 options to purchase shares of Common Stock were outstanding under the Plan, including the 1,000,000 stock options granted to Robert Batinovich and Andrew Batinovich as described above. The exercise price of each incentive stock option granted is greater than or equal to the per-share fair market value of the Common Stock on the date the option is granted and, as such, no compensation expense has been recognized. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

As permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" (SFAS 123), the Company has not changed its method of accounting for stock options but has provided the additional required disclosures. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except for per share amounts).

                                                             2001        2000        1999
                                                           -------     -------     -------
Net income                      As reported                $24,311     $18,156     $28,006
                                SFAS No. 123 Adjustment     (2,210)     (2,736)     (2,380)
                                Pro forma                  $22,101     $15,420     $25,626
                                                           =======     =======     =======

Basic earnings per share        As reported                  $0.90       $0.62       $0.89
                                SFAS No. 123 Adjustment      (0.08)      (0.09)      (0.07)
                                                           -------     -------     -------
                                Pro forma                    $0.82       $0.53       $0.82
                                                           =======     =======     =======

Diluted earnings per share      As reported                  $0.89       $0.62       $0.89
                                SFAS No. 123 Adjustment      (0.07)      (0.08)      (0.07)
                                                           -------     -------     -------
                                Pro forma                    $0.82       $0.54       $0.82
                                                           =======     =======     =======


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2001, 2000 and 1999, respectively: expected dividend yield of 9.09%, 10.44% and 10.22%, expected volatility of 28.42%, 28.77% and 29.93% and weighted average risk-free interest rate of 4.73%, 5.09% and 6.44%. Expected lives of 10, 7, 5 and 2 years were used in each of 2001, 2000 and 1999. Based on these assumptions, the weighted average fair value of options granted would be calculated as $1.68, $0.91 and $1.33 in 2001, 2000 and 1999, respectively. Compensation cost has been adjusted by 4.50%, 18.27% and 4.54% in 2001, 2000 and 1999, respectively, to account for assumed forfeitures based on historical experience and management expectations.

A summary of the status of the Company's stock option plan as of December 31, 2001, 2000 and 1999, and changes during the years then ended is presented in the table below:

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



                                        2001                              2000                               1999
                              ---------------------------     ----------------------------       ---------------------------
                                                  Weighted                         Weighted                          Weighted
                                                    Avg                              Avg                               Avg
                                                  Exercise                         Exercise                          Exercise
                               Shares              Price        Shares              Price         Shares              Price
                              --------            --------    ----------           --------      --------            --------
Outstanding at beginning
   of year                    3,683,186            $20.53       4,583,786           $22.13       3,787,293            $24.75
Granted                         640,000            $17.79         497,000           $15.91       1,112,000            $13.07
Exercised                       (15,000)           $14.00         (53,500)          $15.00         (85,007)           $15.00
Forfeited/Cancelled            (162,000)           $18.02      (1,344,100)          $24.36        (230,500)           $24.18
                              ---------            ------       ---------           ------       ---------            ------
Outstanding at end of
   year                       4,146,186            $20.23       3,683,186           $20.53       4,583,786            $22.13
Exercisable at end of
   year                       2,661,802            $22.23         948,332           $17.07       1,152,831            $21.69

The following table summarizes information about stock options outstanding at December 31, 2001:

                                                 OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                              ---------------------------------------------------------    ----------------------------------
                                   Number          Weighted-average         Weighted-          Number
                                Outstanding           remaining              average       Exercisable at    Weighted-average
Range of Exercise Prices        at 12/31/01        contractual life      exercise price       12/31/01        exercise price
------------------------      ---------------     -----------------      --------------    ---------------   ----------------
$11.35 to $15.14                   1,419,086           6.0 years                 $13.41           964,670            $13.65
$15.14 to $18.92                   1,122,500           7.8 years                 $17.21           320,000            $16.79
$18.92 to $22.70                     563,600           5.9 years                 $21.32           349,012            $21.39
$22.70 to $26.49                      29,000           4.7 years                 $24.65            22,120            $24.54
$26.49 to $30.27                     345,333           6.7 years                 $27.13           339,333            $27.08
$30.27 to $34.06                     333,333           6.8 years                 $32.44           333,333            $32.44
$34.06 to $37.84                     333,334           6.8 years                 $37.84           333,334            $37.84
                                   ---------           ---------                 ------           -------            ------
                                   4,146,186                                     $20.23         2,661,802            $22.23

NOTE 13.  RETIREMENT BENEFITS

In 2000, the Company entered into retirement agreements with certain of its executive officers providing for annual payments following retirement, based on years of service and subject to vesting requirements of up to 10 years. During the years ended December 31, 2001 and 2000, the Company recognized general and administrative expense of approximately $705,000 and $3.3 million, respectively, representing the currently vested portion. Future costs for these agreements will be accrued over the vesting periods.

NOTE 14.  PROVISIONS FOR IMPAIRMENT OF ASSETS

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

Provision for Impairment of Non-Real Estate Assets

During 2000, in connection with the Company's decision to sell its multifamily portfolio, the Company recorded an impairment charge of approximately $4.4 million relating to the writeoff of certain corporate office fixed assets.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



NOTE 15.  COMMITMENTS AND CONTINGENCIES

Environmental Matters

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

General Uninsured Losses

The Company, or in certain instances, tenants of the properties, carry comprehensive liability, fire and extended coverage with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, the Company may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. In addition, although the Company's existing policies of insurance covering property damage do not exclude coverage for acts of terrorism, it is possible that such an exclusion could be imposed by an insurance carrier either during the current policy term upon satisfaction of certain notice requirements, or upon future policy renewal, in which case any losses from acts of terrorism might be uninsured. Should an uninsured loss occur, the Company could lose some or all of its capital investment, cash flow and anticipated profits related to one or more properties.

Litigation

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company's financial position, cash flow or results of operations.

NOTE 16.  SEGMENT INFORMATION

During the year ended December 31, 2001, the Company owned a portfolio of properties comprising four product types: office, industrial, retail and multifamily. During the years ended December 31, 2000 and 1999, the Company's portfolio was comprised of five product types: office, industrial, retail, multifamily and hotel. Each of these product types represents a reportable segment with distinct uses and tenant types that require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consists primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the multifamily portfolio are apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The Company's hotel operations during the year ended December 31, 2000 were from one 227-room property leased to and operated by a third party. In December 2000, 36 of the Company's multifamily properties and the one remaining hotel property were sold. As of December 31, 2001, the Company owns two multifamily Properties with 868 total units located in Texas.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Company for its reportable segments as of and for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



                                                                   Multi-
2001                            Office    Industrial   Retail      family     Hotel        Total
----                           --------    --------    -------    --------    ------    ----------
Rental revenue                 $137,489    $ 40,075    $ 2,497    $  8,622    $   --    $  188,683
Property operating expenses      49,149       9,055        537       3,468        --        62,209
                               --------    --------    -------    --------    ------    ----------
Net operating income (NOI)     $ 88,340    $ 31,020    $ 1,960    $  5,154    $   --    $  126,474
                               ========    ========    =======    ========    ======    ==========

Real estate assets, net        $847,354    $283,845    $ 5,535    $ 55,090    $   --    $1,191,824
                               ========    ========    =======    ========    ======    ==========

2000
----
Rental revenue                 $126,198    $ 37,874    $ 8,265    $ 69,427    $  818    $  242,582
Property operating expenses      46,556       9,113      2,675      31,910       229        90,483
                               --------    --------    -------    --------    ------    ----------
Net operating income (NOI)     $ 79,642    $ 28,761    $ 5,590    $ 37,517    $  589    $  152,099
                               ========    ========    =======    ========    ======    ==========

Real estate assets, net        $743,667    $280,665    $38,621    $ 30,552    $   --    $1,093,505
                               ========    ========    =======    ========    ======    ==========

1999
----
Rental revenue                 $131,032    $ 43,569    $11,182    $ 68,144    $1,412    $  255,339
Property operating expenses      49,732      11,737      3,640      30,570       420        96,099
                               --------    --------    -------    --------    ------    ----------
Net operating income (NOI)     $ 81,300    $ 31,832    $ 7,542    $ 37,574    $  992    $  159,240
                               ========    ========    =======    ========    ======    ==========

Real estate assets, net        $874,428    $296,694    $70,497    $394,737    $5,535    $1,641,891
                               ========    ========    =======    ========    ======    ==========

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (in thousands):

                                                            2001          2000          1999
                                                         ---------     ---------     ---------
REVENUES
Total revenue for reportable segments                    $ 188,683     $ 242,582     $ 255,339
Other revenue(1)                                            11,794        13,093        10,628
                                                         ---------     ---------     ---------
Total consolidated revenues                              $ 200,477     $ 255,675     $ 265,967
                                                         =========     =========     =========
NET INCOME
NOI for reportable segments                              $ 126,474     $ 152,099     $ 159,240
Elimination of internal property management fees             5,352         7,577         8,062
Unallocated amounts:
   Other revenue(1)                                         11,794        13,093        10,628
   General and administrative expenses                     (10,458)      (13,353)       (9,688)
   Depreciation and amortization                           (47,892)      (59,490)      (58,295)
   Interest expense                                        (37,802)      (63,281)      (64,782)
   Provision for impairment of real estate asset                --        (4,800)           --
   Provision for impairment of non-real estate asset            --        (4,404)           --
   Loss on sale of mortgage loan receivable                     --            --        (1,229)
                                                         ---------     ---------     ---------
Income  before gain on sales of real  estate  assets,
   minority interest and extraordinary item              $  47,468     $  27,441     $  43,936
                                                         =========     =========     =========

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



                                                    2001          2000          1999
                                                 ----------    ----------    ----------
ASSETS
Total assets for reportable segments             $1,191,824    $1,093,505    $1,641,891
Investments in land and development                  98,105        86,286        38,773
Investments in unconsolidated operating joint
    ventures                                          8,089         9,119         5,679
Mortgage loans receivable                            39,061        37,250        37,582
Investment in Associated Company                         --            --         9,404
Cash and cash equivalents                             4,410       102,195         6,482
Other assets                                         46,914        42,803        54,793
                                                 ----------    ----------    ----------
Total consolidated assets                        $1,388,403    $1,371,158    $1,794,604
                                                 ==========    ==========    ==========

(1) Other revenue includes fee income, interest and other income, equity in earnings of Associated Company and equity in earnings (losses) of unconsolidated operating joint ventures.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



NOTE 17.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands, except for weighted average shares and per share amounts):

                                                                                   Quarter Ended
                                                         ---------------------------------------------------------------
                                                           March 31,        June 30,          Sept 30,         Dec 31,
                                                             2001             2001              2001            2001
                                                         ------------     ------------     ------------     ------------
REVENUE
    Rental revenue                                       $     43,904     $     47,710     $     48,739     $     48,330
    Fees and reimbursements from affiliates                     2,310            1,206            1,785            1,327
    Interest and other income                                   1,952              799              628            1,541
    Equity in earnings (losses) of unconsolidated
        operating joint ventures                                   52               (1)              38              157
                                                         ------------     ------------     ------------     ------------
       Total revenue                                           48,218           49,714           51,190           51,355
                                                         ------------     ------------     ------------     ------------
EXPENSES
    Property operating expenses                                14,093           13,703           14,546           14,515
    General and administrative                                  3,083            2,968            2,374            2,033
    Depreciation and amortization                              10,838           11,976           12,065           13,013
    Interest expense                                            8,876            9,487            9,855            9,584
                                                         ------------     ------------     ------------     ------------
       Total expenses                                          36,890           38,134           38,840           39,145
                                                         ------------     ------------     ------------     ------------
Income before gain or loss on sales of real estate
     assets, minority interest and extraordinary item          11,328           11,580           12,350           12,210
Net gain (loss) on sales of real estate assets                     58             (182)           3,007           (1,999)
                                                         ------------     ------------     ------------     ------------
Income  before  minority  interest and  extraordinary
     item                                                      11,386           11,398           15,357           10,211
Minority interest                                                (587)            (631)            (996)            (531)
                                                         ------------     ------------     ------------     ------------
Net income before extraordinary item                           10,799           10,767           14,361            9,680
Extraordinary item:
Net loss on early extinguishment of debt                         (763)            (262)            (682)             (25)
                                                         ------------     ------------     ------------     ------------
Net income                                                     10,036           10,505           13,679            9,655
Preferred dividends                                            (4,891)          (4,891)          (4,891)          (4,891)
                                                         ------------     ------------     ------------     ------------
Net income available to Common Stockholders              $      5,145     $      5,614     $      8,788     $      4,764
                                                         ============     ============     ============     ============
Basic Per Share Data:
Net income before extraordinary item                     $       0.22     $       0.22     $       0.35     $       0.18
Extraordinary item                                              (0.03)           (0.01)           (0.02)              --
                                                         ------------     ------------     ------------     ------------
Net income available to Common Stockholders              $       0.19     $       0.21     $       0.33     $       0.18
                                                         ============     ============     ============     ============
Basic weighted average shares outstanding                  26,992,324       26,989,534       26,984,208       26,934,323
                                                         ============     ============     ============     ============
Diluted Per Share Data:
Net income before extraordinary item                     $       0.22     $       0.21     $       0.34     $       0.17
Extraordinary item                                              (0.03)           (0.01)           (0.02)              --
                                                         ------------     ------------     ------------     ------------
Net income available to Common Stockholders              $       0.19     $       0.20     $       0.32     $       0.17
                                                         ============     ============     ============     ============
Diluted weighted average shares outstanding                30,476,401       30,467,322       30,588,078       30,472,064
                                                         ============     ============     ============     ============

Quarterly per share amounts do not necessarily sum to per share amounts for the year as weighted average shares outstanding are measured for each period presented, rather than solely for the entire year.

                      GLENBOROUGH REALTY TRUST INCORPORATED

                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



                                                                                     Quarter Ended
                                                             ---------------------------------------------------------------
                                                              March 31,         June 30,         Sept 30,           Dec 31,
                                                                2000              2000             2000              2000
                                                             ----------        ----------       ----------        ----------
 REVENUE
      Rental revenue                                          $  63,161         $  60,817        $  58,891         $  59,713
      Fees and reimbursements from affiliates                       468             1,894              479               872
      Interest and other income                                   1,216             3,427            2,224             1,444
      Equity in earnings of Associated Company                       46               576              405               428
      Equity in losses of unconsolidated operating
         joint ventures                                             (31)             (140)             (92)             (123)
                                                             ----------        ----------       ----------        ----------
        Total revenue                                            64,860            66,574           61,907            62,334
                                                             ----------        ----------       ----------        ----------
 EXPENSES
     Property operating expenses                                 21,557            20,290           20,514            20,545
     General and administrative                                   2,309             4,064              953             6,027
     Depreciation and amortization                               15,129            15,084           14,382            14,895
     Interest expense                                            16,347            16,023           14,979            15,932
     Provision for impairment of real estate assets                  --                --               --             4,800
     Provision  for  impairment  of  non-real estate
      assets                                                         --                --               --             4,404
                                                             ----------        ----------       ----------        ----------
        Total expenses                                           55,342            55,461           50,828            66,603
                                                             ----------        ----------       ----------        ----------

 Income (loss) before gain or loss on sales of real
      estate assets, minority interest and
      extraordinary item                                          9,518            11,113           11,079            (4,269)
 Net gain (loss) on sales of real estate assets                    (695)           (2,347)           4,694            19,843
                                                             ----------        ----------       ----------        ----------
 Income  before  minority  interest and  extraordinary
      item                                                        8,823             8,766           15,773            15,574
 Minority interest                                                 (306)             (350)          (1,177)             (324)
                                                             ----------        ----------       ----------        ----------
 Net income before extraordinary item                             8,517             8,416           14,596            15,250
 Extraordinary item:
 Net loss on early extinguishment of debt                          (466)              (84)               --           (7,360)
                                                             ----------        ----------       ----------        ----------
 Net income                                                       8,051             8,332           14,596             7,890
 Preferred dividends                                             (5,488)           (5,443)          (4,891)            4,891)
                                                             ----------        ----------       ----------        ----------
 Net income available to Common Stockholders                 $    2,563        $    2,889       $    9,705        $    2,999
                                                             ==========        ==========       ==========        ==========
 Basic Per Share Data:
 Net income before extraordinary item                        $     0.10        $     0.10       $     0.34        $     0.36
 Extraordinary item                                               (0.02)               --               --             (0.26)
                                                             ----------        ----------       ----------        ----------
 Net income available to Common Stockholders                 $     0.08       $      0.10       $     0.34        $     0.10
                                                             ==========        ==========       ==========        ==========
 Basic weighted average shares outstanding                   30,355,685        29,330,163       28,677,017        28,830,040
                                                             ==========        ==========       ==========        ==========
 Diluted Per Share Data:
 Net income before extraordinary item                        $     0.10        $     0.10        $    0.33        $     0.33
 Extraordinary item                                               (0.02)               --               --             (0.23)
                                                             ----------        ----------       ----------        ----------
 Net income available to Common Stockholders                 $     0.08        $     0.10       $     0.33        $     0.10
                                                             ==========        ==========       ==========        ==========
 Diluted weighted average shares outstanding                 34,096,464        33,111,493       32,636,164        32,337,449
                                                             ==========        ==========       ==========        ==========


Quarterly per share amounts do not necessarily sum to per share amounts for the year as weighted average shares outstanding are measured for each period presented, rather than solely for the entire year.

                      GLENBOROUGH REALTY TRUST INCORPORATED
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 2001
                                 (in thousands)

               COLUMN A                      COLUMN B           COLUMN C            COLUMN D

                                                                                     Costs
                                                                                  Capitalized/
                                                                                   (Reduced)
                                                                                   Subsequent
                                                            Initial Cost to            to
                                                              Company(1)          Acquisition(4)
                                                            --------------------- ------------
                                                                        Buildings
                                                                           and
Description                                 Encumbrances     Land     Improvements  Improvements
------------------------------------        ------------    ------    ------------  ------------
Office Properties:
   400 South El Camino Real, CA                  $(7)       $4,000       $30,549        $7,443
   Centerstone, CA                                (6)        6,077        24,265           815
   Creekside Business Park, CA                     --        4,458        23,790            --
   Newport Plaza, CA                              (7)        3,981        22,674             3
   Tierrasanta Research Park, CA                  (8)        1,303         5,189           922
   University Tech Center, CA (2)                  --        2,086         8,046           648
   Northglenn Business Center, CO                  --        1,335         3,354           335
   Gateway Park, CO                               (9)        1,420        18,104         1,258
   Buschwood III, FL                              (8)        1,479         5,890           973
   Fingerhut Business Center, FL                   --        1,188         3,282            10
   Grand Regency Business Center, FL               --        1,120         4,302         1,102
   Park Place, FL                                 (7)        1,895        12,982         1,330
   PrimeCo Business Center, FL                     --          950         3,418            12
   Temple Terrace Business Center, FL              --        1,788         6,949            51
   Ashford Perimeter, GA                       19,927        1,174        42,227         3,202
   Capitol Center, IA                             (7)          500        11,981           763
   Columbia Center II, IL                         (7)          208        20,329         1,464
   Embassy Plaza, IL                               --          436        15,680         3,974
   Oak Brook International Center, IL              --          757        11,126         1,857
   Oakbrook Terrace Corp Ctr III, IL           18,366          552        37,635         1,511
   Osram Building, IN                              --          264         4,515            87
   Leawood Office Building, KS                  4,050        1,124        10,300           581
   Bronx Park I, MA                                --          916         9,104           813
   Marlborough Corp Place, MA                     (8)        3,390        55,908         4,037
   Hartwood Building, MA                        2,429          527         5,426           339
   Westford Corporate Center, MA                  (6)        2,091         8,310           803
   Germantown, MD                                 (8)        1,442         5,753            23
   Montgomery Executive Center, MD                (7)        1,928         7,676           794
   Montrose Office Park, MD                    21,887        3,871        20,360         1,195
   Rockwall I & II, MD                         44,884        6,821        50,137         3,097
   Bryant Lake, MN                                (8)        1,907         7,531         1,567
   Riverview Office Tower, MN                     (6)        4,095        16,333         2,463
   University Club Tower, MO                       --        4,087        14,519         3,675


                      GLENBOROUGH REALTY TRUST INCORPORATED
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 2001
                                 (in thousands)

               COLUMN A                                    COLUMN E                 COLUMN F   COLUMN G    COLUMN H

                                                     Gross Amount Carried at
                                                        December 31,2001
                                             ------------------------------------
                                                         Buildings                                           Life
                                                            and                       Accum.        Date     Deprec.
Description                                   Land     Improvements     Total(3)     Deprec.    Acquired(1)   Over
------------------------------------         ------    ------------     -------      ------     -----------  -------
Office Properties:
   400 South El Camino Real, CA              $4,000       $37,992       $41,992      $6,688         3/98   1-30 yrs.
   Centerstone, CA                            6,077        25,080        31,157       3,863         7/97   1-30 yrs.
   Creekside Business Park, CA                4,458        23,790        28,248         595         3/01   1-30 yrs.
   Newport Plaza, CA                          3,981        22,677        26,658         188        10/01   1-30 yrs.
   Tierrasanta Research Park, CA              1,303         6,111         7,414       1,194         9/97   1-30 yrs.
   University Tech Center, CA (2)             2,086         8,694        10,780       1,424         6/97   1-30 yrs.
   Northglenn Business Center, CO             1,335         3,689         5,024         523        12/97   1-30 yrs.
   Gateway Park, CO                           1,420        19,362        20,782       1,780         7/98   1-30 yrs.
   Buschwood III, FL                          1,479         6,863         8,342       1,110         9/97   1-30 yrs.
   Fingerhut Business Center, FL              1,188         3,292         4,480         466        12/97   1-30 yrs.
   Grand Regency Business Center, FL          1,120         5,404         6,524       1,040        12/97   1-30 yrs.
   Park Place, FL                             1,895        14,312        16,207       2,166         1/98   1-30 yrs.
   PrimeCo Business Center, FL                  950         3,430         4,380         486        12/97   1-30 yrs.
   Temple Terrace Business Center, FL         1,788         7,000         8,788         996        12/97   1-30 yrs.
   Ashford Perimeter, GA                      1,174        45,429        46,603       6,105         1/98   1-30 yrs.
   Capitol Center, IA                           500        12,744        13,244       1,748         2/98   1-30 yrs.
   Columbia Center II, IL                       208        21,793        22,001       3,076         1/98   1-30 yrs.
   Embassy Plaza, IL                            436        19,654        20,090       3,242         1/98   1-30 yrs.
   Oak Brook International Center, IL           757        12,983        13,740       1,817         1/98   1-30 yrs.
   Oakbrook Terrace Corp Ctr III, IL            552        39,146        39,698       5,204         1/98   1-30 yrs.
   Osram Building, IN                           264         4,602         4,866         570         4/98   1-30 yrs.
   Leawood Office Building, KS                1,124        10,881        12,005       1,437         3/98   1-30 yrs.
   Bronx Park I, MA                             916         9,917        10,833       1,549         3/98   1-30 yrs.
   Marlborough Corp Place, MA                 3,390        59,945        63,335       8,213         1/98   1-30 yrs.
   Hartwood Building, MA                        527         5,765         6,292         792         3/98   1-30 yrs.
   Westford Corporate Center, MA              2,091         9,113        11,204       1,467         4/97   1-30 yrs.
   Germantown, MD                             1,442         5,776         7,218         869         9/97   1-30 yrs.
   Montgomery Executive Center, MD            1,928         8,470        10,398       1,492         9/97   1-30 yrs.
   Montrose Office Park, MD                   3,871        21,555        25,426       1,860         7/99   1-30 yrs.
   Rockwall I & II, MD                        6,821        53,234        60,055       1,121         6/01   1-30 yrs.
   Bryant Lake, MN                            1,907         9,098        11,005       1,373        11/97   1-30 yrs.
   Riverview Office Tower, MN                 4,095        18,796        22,891       3,219         4/97   1-30 yrs.
   University Club Tower, MO                  4,087        18,194        22,281       3,830         7/96   1-40 yrs.

                     GLENBOROUGH REALTY TRUST INCORPORATED
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 2001
                                 (in thousands)


               COLUMN A                      COLUMN B           COLUMN C            COLUMN D

                                                                                     Costs
                                                                                  Capitalized/
                                                                                   (Reduced)
                                                                                   Subsequent
                                                            Initial Cost to            to
                                                              Company(1)          Acquisition(4)
                                                            --------------------- ------------
                                                                        Buildings
                                                                           and
Description                                 Encumbrances     Land     Improvements  Improvements
------------------------------------        ------------    ------    ------------  ------------
Office Properties continued:
   Woodlands Plaza, MO                            $(6)      $1,114        $4,426          $827
   Woodlands Tech, MO                              (6)         949         3,773           440
   One Pacific Place, NE                           (8)       1,034        18,014         2,419
   25 Independence, NJ                             (8)       4,547        18,141           813
   Bridgewater Exec Qrtrs I, II and
      III, NJ                                  37,237        6,387        18,359        12,726
   Executive Place, NJ                             --          944        11,347            58
   Fairfield Business Quarters, NJ              2,407          817         3,479            74
   Frontier Executive Quarters I and
      II, NJ                                       (8)       4,831        38,938           708
   Gatehall I, NJ                               7,966        1,865         7,427         1,227
   Vreeland Business Center, NJ                    --        1,863         8,714            58
   Citibank, NV                                    (8)       4,628        18,442         2,490
   Clark Avenue, NV                                --          649         2,584           163
   Thousand Oaks, TN                               --        7,249        40,355        (1,968)
   700 South Washington, VA                        (6)       1,981         7,894           762
   Cameron Run, VA                              9,672          439        18,964           672
   King Street Station, WA                         (7)       4,220        24,016            --
------------------------------------------------------------------------------------------------
Office Total                                               112,687       772,562        68,616
------------------------------------------------------------------------------------------------
Industrial Properties:
   Bellanca Airport Park, CA                       --        8,697            --            --
   Coronado Industrial, CA                         (7)         711         2,831           106
   East Anaheim, CA                                (8)       1,480         3,282            42
   Rollins Road, CA                            28,000       18,880         4,754            75
   Springdale Commerce Center, CA                  (7)       1,030         4,101           128
   Gateway Park Industrial, CO                     (9)       6,187        51,895         1,606
   Lake Point Business Park, FL                    (6)       1,344         5,343         1,194
   Navistar International, IL (5)                  --          793        10,941        (4,122)
   Covance Business Center, IN                 17,162        1,405        15,109        11,797
   Park 100, IN (5)                                --          427         1,813            17
   J.I. Case Equipment Corp., KS (5)               --          236         3,264        (1,241)
   Canton Business Center, MA                      --          796         6,758           142
   Fisher-Pierce Industrial, MA                    (6)         718         2,860           140

               COLUMN A                                     COLUMN E                 COLUMN F   COLUMN G    COLUMN H

                                                      Gross Amount Carried at
                                                         December 31,2001
                                              ------------------------------------
                                                          Buildings                                           Life
                                                             and                       Accum.        Date     Deprec.
Description                                    Land     Improvements     Total(3)     Deprec.    Acquired(1)   Over
------------------------------------          ------    ------------     -------      ------     -----------  -------
Office Properties continued:
   Woodlands Plaza, MO                        $1,114        $5,253        $6,367        $971         4/97   1-30 yrs.
   Woodlands Tech, MO                            949         4,213         5,162         890         4/97   1-30 yrs.
   One Pacific Place, NE                       1,034        20,433        21,467       2,641         5/98   1-30 yrs.
   25 Independence, NJ                         4,547        18,954        23,501       2,852         9/97   1-30 yrs.
   Bridgewater Exec Qrtrs I, II and
      III, NJ                                  6,387        31,085        37,472       3,358         9/97   1-30 yrs.
   Executive Place, NJ                           944        11,405        12,349       1,329         8/98   1-30 yrs.
   Fairfield Business Quarters, NJ               817         3,553         4,370         533         9/97   1-30 yrs.
   Frontier Executive Quarters I and
      II, NJ                                   4,831        39,691        44,522       5,976         9/97   1-30 yrs.
   Gatehall I, NJ                              1,865         8,654        10,519       1,423         9/97   1-30 yrs.
   Vreeland Business Center, NJ                1,863         8,772        10,635       1,099         6/98   1-30 yrs.
   Citibank, NV                                4,628        20,932        25,560       3,114         9/97   1-30 yrs.
   Clark Avenue, NV                              649         2,747         3,396         453         9/97   1-30 yrs.
   Thousand Oaks, TN                           7,249        38,387        45,636       6,157        12/97   1-30 yrs.
   700 South Washington, VA                    1,981         8,656        10,637       1,424         4/97   1-30 yrs.
   Cameron Run, VA                               439        19,636        20,075       2,655         1/98   1-30 yrs.
   King Street Station, WA                     4,220        24,016        28,236         133        10/01   1-30 yrs.
----------------------------------------------------------------------------------------------------------------------
Office Total                                 112,687       841,178       953,865     106,511
----------------------------------------------------------------------------------------------------------------------
Industrial Properties:
   Bellanca Airport Park, CA                   8,697            --         8,697          --         2/99     n/a
   Coronado Industrial, CA                       711         2,937         3,648         465         9/97   1-30 yrs.
   East Anaheim, CA                            1,480         3,324         4,804         483        10/97   1-30 yrs.
   Rollins Road, CA                           18,880         4,829        23,709         363        11/00   1-30 yrs.
   Springdale Commerce Center, CA              1,030         4,229         5,259         682         9/97   1-30 yrs.
   Gateway Park Industrial, CO                 6,187        53,501        59,688       5,701         7/98   1-30 yrs.
   Lake Point Business Park, FL                1,344         6,537         7,881       1,213         4/97   1-30 yrs.
   Navistar International, IL (5)                793         6,819         7,612       2,471         3/84     40 yrs.
   Covance Business Center, IN                 1,405        26,906        28,311       2,130         7/98   1-30 yrs.
   Park 100, IN (5)                              427         1,830         2,257       1,101        10/86   5-25 yrs.
   J.I. Case Equipment Corp., KS (5)             236         2,023         2,259         723         3/84     40 yrs.
   Canton Business Center, MA                    796         6,900         7,696         924         3/98   1-30 yrs.
   Fisher-Pierce Industrial, MA                  718         3,000         3,718         472         4/97   1-30 yrs.

                     GLENBOROUGH REALTY TRUST INCORPORATED
                   SCHEDULE III - REAL ESTATE AND DEPRECIATION

                               DECEMBER 31, 2001
                                 (in thousands)

               COLUMN A                      COLUMN B           COLUMN C            COLUMN D

                                                                                     Costs
                                                                                  Capitalized/
                                                                                   (Reduced)
                                                                                   Subsequent
                                                            Initial Cost to            to
                                                              Company(1)          Acquisition(4)
                                                            --------------------- ------------
                                                                        Buildings
                                                                           and
Description                                 Encumbrances     Land     Improvements  Improvements
------------------------------------        ------------    ------    ------------  ------------
Industrial Properties continued:
   Flanders Industrial Park, MA                   $--         $739        $5,634          $619
   Forest Street Business Center, MA               --          228         1,801            49
   Southworth-Milton, MA                           (6)       1,921         7,652            80
   Navistar International, MD (5)                  --          356         4,911        (1,867)
   Winnetka Industrial Center, MN                  --        1,142         4,737           949
   Cottontail Distribution Center, NJ           4,926        1,616        16,278            81
   Fox Hollow Business Quarters I, NJ              --        1,576         2,358           634
   One Taft Industrial, NJ                         --        1,326         4,975           363
   Palms Business Center III and
       South, NV                               (7),(8)       8,118        19,817         1,113
   Palms Business Center IV and North,
       NV                                      (7),(8)       3,118        10,339           453
   Lehigh Valley, PA                               --        1,748        12,826           866
   Valley Forge Corp Ctr, PA                       --        2,505        33,359         1,830
-----------------------------------------------------------------------------------------------
Industrial Total                                            67,097       237,638        15,054
-----------------------------------------------------------------------------------------------
Retail Properties:
   Cross Creek Retail Centre, IN                4,869        1,517         4,351           258
-----------------------------------------------------------------------------------------------
Retail Total                                                 1,517         4,351           258
-----------------------------------------------------------------------------------------------
Multifamily Properties and Other:
   Canyons I, TX                               19,123        2,638        24,147            80
   Springs of Indian Creek, TX                 26,600        2,826        34,885           522
   Miscellaneous Investments                       --           --            --        (6,856)
-----------------------------------------------------------------------------------------------
Multifamily and Other Total                                  5,464        59,032        (6,254)
-----------------------------------------------------------------------------------------------
Combined Total                               $588,420     $186,765    $1,073,583       $77,674
===============================================================================================


               COLUMN A                                   COLUMN E                 COLUMN F   COLUMN G    COLUMN H

                                                    Gross Amount Carried at
                                                       December 31,2001
                                            ------------------------------------
                                                        Buildings                                           Life
                                                           and                       Accum.        Date     Deprec.
Description                                  Land     Improvements     Total(3)     Deprec.    Acquired(1)   Over
------------------------------------        ------    ------------     -------      ------     -----------  -------
Industrial Properties continued:
   Flanders Industrial Park, MA               $739        $6,253        $6,992        $912         3/98   1-30 yrs.
   Forest Street Business Center, MA           228         1,850         2,078         243         3/98   1-30 yrs.
   Southworth-Milton, MA                     1,921         7,732         9,653       1,226         4/97   1-30 yrs.
   Navistar International, MD (5)              356         3,044         3,400       1,082         3/84     40 yrs.
   Winnetka Industrial Center, MN            1,142         5,686         6,828         894         9/97   1-30 yrs.
   Cottontail Distribution Center, NJ        1,616        16,359        17,975       2,045         6/98   1-30 yrs.
   Fox Hollow Business Quarters I, NJ        1,576         2,992         4,568         486         9/97   1-30 yrs.
   One Taft Industrial, NJ                   1,326         5,338         6,664         836         9/97   1-30 yrs.
   Palms Business Center III and
       South, NV                             8,118        20,930        29,048       3,217        10/97   1-30 yrs.
   Palms Business Center IV and North,
       NV                                    3,118        10,792        13,910       1,597        10/97   1-30 yrs.
   Lehigh Valley, PA                         1,748        13,692        15,440       1,952         1/98   1-30 yrs.
   Valley Forge Corp Ctr, PA                 2,505        35,189        37,694       4,726         1/98   1-30 yrs.
--------------------------------------------------------------------------------------------------------------------
Industrial Total                            67,097       252,692       319,789      35,944
--------------------------------------------------------------------------------------------------------------------
Retail Properties:
   Cross Creek Retail Centre, IN             1,517         4,609         6,126         591         4/98   1-30 yrs.
------------------------------------------------------------------------------------------- ------------------------
Retail Total                                 1,517         4,609         6,126         591
--------------------------------------------------------------------------------------------------------------------
Multifamily Properties and Other:
   Canyons I, TX                             2,638        24,227        26,865         538         4/01   1-30 yrs.
   Springs of Indian Creek, TX               2,826        35,407        38,233       2,614         2/99   1-30 yrs.
   Miscellaneous Investments                    --        (6,856)       (6,856)         --
--------------------------------------------------------------------------------------------------------------------
Multifamily and Other Total                  5,464        52,778        58,242       3,152
--------------------------------------------------------------------------------------------------------------------
Combined Total                            $186,765    $1,151,257    $1,338,022    $146,198
====================================================================================================================

(1) Initial cost and date acquired by GRT Predecessor Entities, where applicable.

(2) The Company holds a participating first mortgage interest in the property. In accordance with GAAP, the Company is accounting for the property as though it holds fee title.

(3) The aggregate cost for Federal income tax purposes is $1,254,526.

(4) Bracketed amounts represent reductions to carrying value.

(5) Initial Cost represents original book value carried forward from the financial statements of the GRT Predecessor Entities.

(6) Cross collateralized loan secured by nine properties - $48,927.

(7) Cross collateralized loan secured by 11 properties - $105,312.

(8) Cross collateralized loan secured by 12 properties - $116,133.

(9) Cross collateralized loans secured by properties at Gateway Office and Industrial Park - $48,543.

                      GLENBOROUGH REALTY TRUST INCORPORATED
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001
                                 (in thousands)


Reconciliation of gross amount at which real estate was carried for the years ended December 31:

                                           2001            2000            1999
                                       -----------     -----------     -----------
Rental Property:

Balance at beginning of year           $ 1,208,566     $ 1,756,061     $ 1,825,308

Additions during year:
Property acquisitions and additions        252,533          79,214         119,251

Retirements/sales                         (121,942)       (620,710)       (183,545)

Provision for impairment                        --          (4,800)             --

Miscellaneous                               (1,135)         (1,199)         (4,953)
                                       -----------     -----------     -----------

Balance at end of year                 $ 1,338,022     $ 1,208,566     $ 1,756,061
                                       ===========     ===========     ===========

Accumulated Depreciation:

Balance at beginning of year           $   115,061     $   114,170     $    82,869

Additions during year:
Depreciation                                43,282          55,356          56,004

Retirements/sales                          (12,145)        (54,465)        (24,703)
                                       -----------     -----------     -----------

Balance at end of year                 $   146,198     $   115,061     $   114,170
                                       ===========     ===========     ===========

                      GLENBOROUGH REALTY TRUST INCORPORATED
         SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

                                December 31, 2001
                                 (in thousands)


         COLUMN A               COLUMN B          COLUMN C              COLUMN D



 Description of Loan and         Current                                Periodic
     Securing Property        Interest Rate    Maturity Date         Payment Terms
     -----------------        -------------    -------------         -------------
First Mortgage Loan                13%             7/1/05        Periodic interest and
Secured by land located in                                      principal payments from
Aurora, Colorado                                                proceeds of land parcel
                                                                  sales in the project



                      GLENBOROUGH REALTY TRUST INCORPORATED
         SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

                                December 31, 2001
                                 (in thousands)


         COLUMN A                COLUMN E         COLUMN F            COLUMN G                COLUMN H
                                                                      Carrying
                                                                      Amount,            Principal Amount of
                                                                     including            Loans Subject to
 Description of Loan and                           Face               accrued                Delinquent
     Securing Property         Prior Liens        Amount              interest          Principal or Interest
     -----------------         -----------        ------              --------          ---------------------
First Mortgage Loan                None                                                         None
Secured by land located in
Aurora, Colorado
                                                 $ 43,082            $  39,061
                                                 ========            ==========

                      GLENBOROUGH REALTY TRUST INCORPORATED
         SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

                                December 31, 2001
                                 (in thousands)


The following is a summary of changes in the carrying amount of mortgage loans for the years ended December 31, 2001, 2000 and 1999:


                                           2001           2000           1999
                                         --------       --------       --------
Balance at beginning of year             $ 37,250       $ 37,582       $ 42,420

Additions during year:
   New mortgage loans                          --             --          1,141
   Interest accruals                        4,090          3,900          3,653

Deductions during year:
   Collections of principal                    --         (2,407)        (4,396)
   Collections of interest                 (2,279)        (1,825)        (2,407)
   Reduction in principal                      --             --         (1,600)
   Loss on sale                                --             --         (1,229)
                                         --------       --------       --------
Balance at end of year                   $ 39,061       $ 37,250       $ 37,582
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


                                        GLENBOROUGH REALTY TRUST INCORPORATED




                                      By: Glenborough Realty Trust Incorporated,



      Date:  March 21, 2002           /s/ Robert Batinovich
                                      ------------------------------------------
                                      Robert Batinovich
                                      Chairman of the Board
                                      and Chief Executive Officer



      Date: March 21, 2002            /s/ Andrew Batinovich
                                      ------------------------------------------
                                      Andrew Batinovich
                                      Director, President and
                                      Chief Operating Officer



      Date: March 21, 2002            /s/ Stephen Saul
                                      ------------------------------------------
                                      Stephen Saul
                                      Chief Financial Officer
                                      (Principal Financial Officer)



      Date: March 21, 2002             /s/ Brian Peay
                                      ------------------------------------------
                                      Brian Peay
                                      Vice President,
                                      Finance and Accounting
                                      (Principal Accounting Officer)



      Date: March 21, 2002            /s/ Laura Wallace
                                      ------------------------------------------
                                      Laura Wallace
                                      Director

                                  EXHIBIT INDEX



Exhibit
Number                               Exhibit Title
-------  -----------------------------------------------------------------------
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


Exhibit
Number                               Exhibit Title
-------  -----------------------------------------------------------------------
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

11.01 Statement re: Computation of Per Share Earnings is shown in Note 11 of the Consolidated Financial Statements of the Company in Item 14.

12.01 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21.01    Significant Subsidiaries of the Registrant

23.01    Consent of Arthur Andersen LLP, independent public accountants

99       Company Representation from Independent Accountants

* Indicates management contract or compensatory plan or arrangement.