Form 10-Q
period 2002-03-31
GLENBOROUGH REALTY TRUST INC
filed 2002-05-13
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14162

GLENBOROUGH REALTY TRUST INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	94-3211970 (I.R.S. Employer Identification No.)

400 South El Camino Real, Suite 1100, San Mateo, California (650) 343-9300 (Address of principal executive offices and telephone number)	94402-1708 (Zip Code)

Securities registered under Section 12(b) of the Act:

Name of Exchange
Title of each class:	on which registered:

Common Stock, $.001 par value 7.75% Series A Convertible Preferred Stock, $.001 par value	New York Stock Exchange New York Stock Exchange

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

Yes     X                         No_____

As of May 9, 2002, 27,624,112 shares of Common Stock ($.001 par value) and 10,097,800 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value, $25.00 per share liquidation preference) were outstanding.

INDEX
GLENBOROUGH REALTY TRUST INCORPORATED

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements of Glenborough Realty Trust Incorporated (Unaudited):
	Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	3
	Consolidated Statements of Income for the three months ended March 31, 2002 and 2001	4
	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2002	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	6-7
	Notes to Consolidated Financial Statements	8-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-25
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 6.	Exhibits and Reports on Form 8-K	25
SIGNATURES		26
EXHIBIT INDEX		27

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Rental properties, gross	$1,393,038	$1,338,022
Accumulated depreciation	(157,476)	(146,198)

Rental properties, net	1,235,562	1,191,824
Investments in land and development	98,448	98,105
Investments in unconsolidated operating joint ventures	8,574	8,089
Mortgage loans receivable	39,540	39,061
Cash and cash equivalents	6,481	4,410
Other assets	49,411	46,914

TOTAL ASSETS	$1,438,016	$1,388,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$621,065	$588,420
Unsecured bank line	84,576	64,594
Other liabilities	22,641	22,730

Total liabilities	728,282	675,744

Commitments and contingencies (Note 13)
Minority interest	65,690	66,509
Stockholders’ Equity:
Common stock, $0.001 par value, 27,534,536 and 26,938,804 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	28	27
Preferred stock, $0.001 par value, $25.00 liquidation preference, 10,097,800 shares issued and outstanding at March 31, 2002 and December 31, 2001	10	10
Additional paid-in capital	765,714	762,050
Deferred compensation	(903)	(945)
Retained earnings (deficit)	(120,805)	(114,992)

Total stockholders’ equity	644,044	646,150

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,438,016	$1,388,403

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2002 and 2001
(in thousands, except share and per share amounts)
(Unaudited)

	2002	2001

REVENUE
Rental revenue	$46,925	$43,904
Fees and reimbursements from affiliates	1,041	2,310
Interest and other income	2,894	1,952
Equity in earnings of unconsolidated operating joint ventures	58	52

Total revenue	50,918	48,218

EXPENSES
Property operating expenses	14,497	14,093
General and administrative	3,217	3,083
Depreciation and amortization	12,397	10,838
Interest expense	9,465	8,876

Total expenses	39,576	36,890

Income before gain on sales of real estate assets, minority interest and extraordinary item	11,342	11,328
Net gain on sales of real estate assets	—	58

Income before minority interest and extraordinary item	11,342	11,386
Minority interest	(651)	(587)

Net income before extraordinary item	10,691	10,799
Extraordinary item:
Net loss on early extinguishment of debt	—	(763)

Net income	10,691	10,036
Preferred dividends	(4,891)	(4,891)

Net income available to Common Stockholders	$5,800	$5,145

Basic Per Share Data:
Net income before extraordinary item	$0.21	$0.22
Extraordinary item	—	(0.03)

Net income available to Common Stockholders	$0.21	$0.19

Basic weighted average shares outstanding	27,006,349	26,992,324

Diluted Per Share Data:
Net income before extraordinary item	$0.21	$0.22
Extraordinary item	—	(0.03)

Net income available to Common Stockholders	$0.21	$0.19

Diluted weighted average shares outstanding	30,540,254	30,476,401

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2002
(in thousands)
(Unaudited)

	Common Stock		Preferred Stock		Additional		Retained
					Paid-in	Deferred	Earnings
	Shares	Par Value	Shares	Par Value	Capital	Compensation	(Deficit)	Total

Balance at December 31, 2001	26,939	$27	10,098	$10	$762,050	$(945)	$(114,992)	$646,150
Exercise of stock options	628	1	—	—	4,289	—	—	4,290
Conversion of Operating Partnership units into common stock	—	—	—	—	109	—	—	109
Common stock repurchases	(32)	—	—	—	(734)	—	—	(734)
Amortization of deferred compensation	—	—	—	—	—	42	—	42
Unrealized loss on marketable securities	—	—	—	—	—	—	(29)	(29)
Dividends	—	—	—	—	—	—	(16,475)	(16,475)
Net income	—	—	—	—	—	—	10,691	10,691

Balance at March 31, 2002	27,535	$28	10,098	$10	$765,714	$(903)	$(120,805)	$644,044

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2002 and 2001
(in thousands)
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net income	$10,691	$10,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,397	10,838
Amortization of loan fees, included in interest expense	484	387
Accrued interest on mortgage loans receivable	(479)	(761)
Minority interest in income from operations	651	587
Equity in earnings of unconsolidated operating joint ventures	(58)	(52)
Net gain on sales of real estate assets	—	(58)
Net loss on early extinguishment of debt	—	763
Amortization of deferred compensation	42	57
Changes in certain assets and liabilities, net	(508)	(1,746)

Net cash provided by operating activities	23,220	20,051

Cash flows from investing activities:
Net proceeds from sales of real estate assets	—	19,971
Additions to real estate assets	(54,967)	(37,526)
Deposits on prospective acquisitions	—	(958)
Investments in land and development	(4,545)	(8,751)

Net cash used for investing activities	(59,512)	(27,264)

Cash flows from financing activities:
Proceeds from borrowings	65,789	92,022
Repayment of borrowings	(13,162)	(147,244)
Distributions to minority interest holders	(1,345)	(1,265)
Dividends paid to common and preferred stockholders	(16,475)	(16,223)
Exercise of stock options	4,290	298
Repurchases of common stock	(734)	—

Net cash provided by (used for) financing activities	38,363	(72,412)

Net increase (decrease) in cash and cash equivalents	2,071	(79,625)
Cash and cash equivalents at beginning of period	4,410	102,195

Cash and cash equivalents at end of period	$6,481	$22,570

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
For the three months ended March 31, 2002 and 2001
(in thousands)
(Unaudited)

	2002	2001

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $983 and $1,532 in 2002 and 2001, respectively)	$8,883	$9,183

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Acquisition of real estate assets from development alliances and unconsolidated operating joint ventures	$—	$19,365

Transfer from investments in land and development to investments in unconsolidated operating joint ventures	$427	$—

Note receivable from sale of investment in development	$3,775	$—

Conversion of Operating Partnership units into common stock, at market value on date of issuance	$109	$(1,135)

Unrealized loss on marketable securities	$(29)	$—

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2002

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

As of March 31, 2002, 27,534,536 shares of Common Stock and 10,097,800 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 3,068,463 shares of Common Stock issuable upon redemption of 3,068,463 partnership units in the Operating Partnership (as defined below), there would be 30,602,999 shares of Common Stock outstanding as of March 31, 2002. In 1999 and 2000, the Company’s Board of Directors authorized the repurchase of up to approximately 8.2 million shares of common stock and approximately 1.7 million shares of preferred stock. As of March 31, 2002, 6,179,316 shares of Common Stock and 1,402,200 shares of Preferred Stock have been repurchased at a total cost of approximately $124 million.

The Company’s Preferred Stock has a $25.00 per share liquidation preference and is convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. Except in certain instances relating to the preservation of the Company’s status as a REIT, the 73/4% Series A Convertible Preferred Stock is not redeemable prior to January 16, 2003. On and after January 16, 2003, the Series A Preferred Stock may be redeemed at the option of the Company, in whole or in part, initially at 103.88% of the liquidation preference per share, and thereafter at prices declining to 100% of the liquidation preference on and after January 16, 2008, plus in each case accumulated, accrued and unpaid dividends, if any, to the redemption date.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and a 88.97% limited partner interest at March 31, 2002, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of March 31, 2002, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 81 real estate projects.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
 The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of March 31, 2002 and December 31, 2001, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the three months ended March 31, 2002 and 2001. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2002

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of March 31, 2002, and for the period then ended.

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

New Accounting Pronouncements
 In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001, use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001. This standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 were effective January 1, 2002, for the Company. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator. Other intangible assets will continue to be valued and amortized over their estimated lives. This standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Company. Management does not expect this standard to have a material impact on the Company’s consolidated financial position or results of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 was effective January 1, 2002 for the Company. Management is currently assessing the impact of this new standard on the Company’s consolidated financial position and results of operations.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2002

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

Investments in Unconsolidated Operating Joint Ventures
 The Company’s investments in operating joint ventures are accounted for using the equity method. The Company does not hold a controlling interest in any operating joint venture. See Note 5 for further discussion.

Mortgage Loans Receivable
 The Company monitors the recoverability of its mortgage loans receivable through ongoing contact with the borrowers to ensure timely receipt of interest and principal payments, and where appropriate, obtains financial information concerning the operation of the properties. Interest on mortgage loans receivable is recognized as revenue as it accrues during the period the loan is outstanding. Mortgage loans receivable will be evaluated for impairment if it becomes evident that the borrower is unable to meet its debt service obligations in a timely manner and cannot satisfy its payments using sources other than the operations of the property securing the loan. If it is concluded that such circumstances exist, then such loan will be considered to be impaired and its recorded amount will be reduced to the estimated fair value of the collateral securing it. Interest income will also cease to accrue under such circumstances. Due to uncertainties inherent in the valuation process, it is reasonably possible that the amount ultimately realized from the Company’s collection on its mortgage loans receivable will be different than the recorded amounts. See Note 6 for further discussion.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2002

qualify as hedges, they will be accounted for on a mark-to-market basis and recorded in earnings each period as appropriate.

At March 31, 2002, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed in Note 8.

Deferred Financing and Other Fees
 Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related notes payable or leases and are included in other assets.

Minority Interest
 Minority interest represents the 10.03% and 10.23% limited partner interests in the Operating Partnership not held by the Company at March 31, 2002 and December 31, 2001, respectively.

Revenues
 The Company recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Company’s collection experience and the credit quality of the Company’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Company has previously recognized as revenue, or if other tenants remain whom the Company previously believed would not.

The Company’s portfolio of leases turns over continuously, with the number and value of expiring leases varying from year to year. The Company’s ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space, and the level of improvements which may be required at the property. No assurance can be given that the rental rates that the Company will obtain in the future will be equal to or greater than those obtained under existing contractual commitments.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. Differences between estimated and actual amounts are recognized in the subsequent year.

For the three months ended March 31, 2002 and 2001, no tenants represented 10% or more of rental revenue of the Company.

Fee and reimbursement revenue consists of property management fees, asset management fees, and transaction fees from the acquisition, disposition, refinancing, leasing and construction supervision of real estate for unconsolidated affiliates.

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

Reference to 2001 Audited Financial Statements
 These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2001 audited financial statements.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2002

Note 3. RENTAL PROPERTY

In the first quarter of 2002, the Company acquired First Financial Plaza, a six-story, 223,000 square foot multi-tenant office building located in Encino, California. The total acquisition cost of approximately $47.6 million was funded with a new $32.55 million loan (as discussed in Note 8) and the remainder in cash.

Note 4. INVESTMENTS IN LAND AND DEVELOPMENT

The Company is independently developing approximately 436,000 square feet of commercial property in California, Colorado, New Jersey and Maryland. As of March 31, 2002, the Company had invested approximately $44.7 million in these projects. Additionally, the Company has approximately 119 acres of land with a book value of approximately $20 million as of March 31, 2002. This land has potential for future development of approximately 1,355,000 square feet of office space. The Company is obligated to fund approximately $5.4 million to these developments in 2002. The loans secured by certain of these development properties contain recourse provisions to the Company in the aggregate amount of $26.5 million, however, some of the loans were not fully drawn as of March 31, 2002.

The Company is currently involved in a number of alliances for the development of approximately 1.2 million square feet of commercial and mixed-use properties in California and Colorado. The alliances grant the Company certain rights to purchase the properties upon completion of development. As of March 31, 2002, the Company had invested approximately $33.8 million in these alliances and had acquired properties from them aggregating approximately $114.2 million. The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under these alliances, the Company has provided an aggregate of $37.9 million in debt guarantees, however, some of the loans were not fully drawn as of March 31, 2002.

Note 5. INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company’s investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings (losses). Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated operating joint ventures consist of the following as of March 31, 2002 and December 31, 2001 (dollars in thousands):

	Ownership	Property	Square	Property
Joint Venture	Interest	Location	Footage	Type	2002	2001

Rincon Center I & II	10%	San Francisco, California	757,000	Mixed- Use	$4,062	$4,045
2000 Corporate Ridge	10%	McLean,	256,000	Office	4,081	4,044
		Virginia
Gateway Retail I	50%	Denver, Colorado	11,000	Retail	431	—

					$8,574	$8,089

During the first quarter of 2002, Gateway Retail I, an 11,000 square foot retail property partially owned through one of the Company’s development alliances, commenced operations and was reclassified from Investments in Land and Development. This property is being accounted for using the equity method.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2002

Note 6. MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage of approximately $39.5 million, including accrued interest, at March 31, 2002, secured by land at Gateway Park in Aurora, Colorado. The loan bears interest at a fixed rate of 13% and matures in July 2005. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 5 million square feet of office and industrial space over the next ten years.

Note 7. OTHER ASSETS

As of March 31, 2002 and December 31, 2001, other assets on the consolidated balance sheets consist of the following (in thousands):

	2002	2001

Accounts receivable, net	$1,257	$3,011
Straight-line rent receivable, net of reserve	3,167	2,395
Prepaid expenses	4,684	4,188
Impound accounts	4,339	4,901
Note receivable	3,775	—
Deferred leasing and financing costs, net	23,008	22,983
Investment in management contracts	2,811	2,963
Corporate office fixed assets, net	2,872	2,936
Marketable securities, at fair value	3,115	3,157
Other	383	380

Total other assets	$49,411	$46,914

Note 8. SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans and bank lines outstanding as of March 31, 2002 and December 31, 2001 (dollars in thousands):

	2002	2001

Secured loans with various lenders, bearing interest at fixed rates between 6.77% and 8.47%, with monthly principal and interest payments ranging between $19 and $391 and maturing at various dates through July 1, 2008. These loans are secured by properties with an aggregate net carrying value of $402,476 and $403,982 at March 31, 2002 and December 31, 2001, respectively.	$266,062	$267,728

Secured loans with various lenders, bearing interest at variable rates ranging between 4.13% and 4.38% at March 31, 2002, and 4.12% and 4.37% at December 31, 2001, and maturing at various dates through March 31, 2004. These loans are secured by properties with an aggregate net carrying value of $220,092 and $158,069 at March 31, 2002 and December 31, 2001, respectively.	134,106	99,247

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2002

	2002	2001

Secured loan with a bank, net of unamortized discount of $2,033 and $2,110 at March 31, 2002 and December 31, 2001, respectively. The loan has a fixed interest rate of 6.125%, a November 10, 2008 maturity date, and requires monthly principal and interest payments of $754. This loan is secured by properties with an aggregate net carrying value of $210,395 and $210,928 at March 31, 2002 and December 31, 2001, respectively.	$115,756	$116,133

Secured loan with an insurance company, net of unamortized discount of $924 and $959 at March 31, 2002 and December 31, 2001, respectively. The loan has both a fixed rate and a variable rate component. The fixed rate component of $52,641 bears interest at 6.125%, matures on November 10, 2008, and requires monthly principal and interest payments of $343. An additional variable rate financing of $52,500 was entered into in December 2001 and bears interest at a floating rate of 30-day LIBOR plus 3.25% (5.13% and 5.12% at March 31, 2002 and December 31, 2001, respectively), matures on December 11, 2004, and requires monthly interest-only payments. The loans are cross-collateralized and are secured by properties with an aggregate net carrying value of $167,764 and $167,563 at March 31, 2002 and December 31, 2001, respectively.	105,141	105,312

Total mortgage loans	621,065	588,420

Unsecured $180,000 line of credit with a group of commercial banks (“Credit Facility”) with a variable interest rate of LIBOR plus 1.625% (3.50% at March 31, 2002 and December 31, 2001), monthly interest only payments and a maturity date of June 10, 2003, with one option to extend for 10 years.	84,576	64,594

Total secured and unsecured liabilities	$705,641	$653,014

In the first quarter of 2002, in connection with the acquisition of First Financial Plaza (as discussed in Note 3), the Company obtained a $32.55 million loan. The loan has an initial maturity date of March 31, 2004, with a one-year extension option, and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at March 31, 2002, was 4.13%.

In the fourth quarter of 2001, the Company closed a $52.5 million secured loan with an insurance company (“Secured Financing”). The Secured Financing bears interest at a floating rate of 30-day LIBOR plus 3.25% (5.13% and 5.12% at March 31, 2002 and December 31, 2001, respectively) and has an initial maturity of December 11, 2004, with two one-year extension options. In connection with the Secured Financing, the Company entered into an interest rate cap agreement to hedge increases in 30-day LIBOR rates above a specified level. The agreement is for a term concurrent with the Secured Financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the Secured Financing, and caps 30-day LIBOR to a maximum of 6%. As of March 31, 2002 and December 31, 2001, the 30-day LIBOR rate was 1.88% and 1.87%, respectively. The Company paid a $594,000 fee at the inception of the cap agreement which is being amortized as additional interest expense over the life of the agreement.

Outstanding borrowings under the Credit Facility increased from $64,594,000 at December 31, 2001, to $84,576,000 at March 31, 2002. The increase was due to draws totaling $30,882,000 for the acquisition of First

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2002

Financial Plaza (as discussed in Note 3), stock repurchases and development advances, offset by pay downs totaling $10,900,000 generated from proceeds of stock option exercises and cash flow from operations. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company has been in compliance during the first quarter of 2002 and remains in compliance at March 31, 2002.

Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of March 31, 2002, are as follows (in thousands). Included in the year ending December 31, 2003, is the Credit Facility balance of $84,576 which has an initial maturity of June 10, 2003.

Year Ending
December 31,

2002	$75,500
2003	157,451
2004	94,785
2005	24,916
2006	106,732
Thereafter	246,257

Total	$705,641

Note 9. NET LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with the pay down of the Company’s unsecured term loan, the Company recorded a net loss on early extinguishment of debt of $763,000 for the three months ended March 31, 2001. This loss consists of the writeoff of unamortized original issuance costs.

Note 10. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $1,041,000 and $2,310,000 for the three months ended March 31, 2002 and 2001, respectively, and consisted of property management fees, asset management fees and other fee income.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2002

Note 11. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended
	March 31,

	2002	2001

Net income available to common Stockholders — Basic	$5,800	$5,145
Minority interest	651	587

Net income available to common Stockholders — Diluted	$6,451	$5,732

Weighted average shares:
Basic	27,006,349	26,992,324
Stock options	465,442	411,081
Convertible Operating Partnership Units	3,068,463	3,072,996

Diluted	30,540,254	30,476,401

Basic earnings per share	$0.21	$0.19
Diluted earnings per share	$0.21	$0.19

The preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented.

Note 12. SEGMENT INFORMATION

During the three months ended March 31, 2002 and 2001, the Company owned a portfolio of properties comprised primarily of two product types: office and industrial. Each of these product types represents a reportable segment with distinct uses and tenant types that require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Company for its reportable segments as of and for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

2002	Office	Industrial	Other	Total

Rental revenue	$34,844	$9,764	$2,317	$46,925
Property operating expenses	12,349	2,255	1,217	15,821

Net operating income (NOI)	$22,495	$7,509	$1,100	$31,104

2001
Rental revenue	$31,378	$9,859	$2,667	$43,904
Property operating expenses	11,945	2,524	836	15,305

Net operating income (NOI)	$19,433	$7,335	$1,831	$28,599

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2002

The following is a reconciliation of segment revenues and income to consolidated revenues and income for the periods presented above (in thousands):

	2002	2001

Revenues
Total revenue for reportable segments	$46,925	$43,904
Other revenue(1)	3,993	4,314

Total consolidated revenues	$50,918	$48,218

Net Income
NOI for reportable segments	$31,104	$28,599
Elimination of internal property management fees	1,324	1,212
Unallocated amounts:
Other revenue(1)	3,993	4,314
General and administrative expenses	(3,217)	(3,083)
Depreciation and amortization	(12,397)	(10,838)
Interest expense	(9,465)	(8,876)

Income before gain on sales of real estate assets, minority interest and extraordinary item	$11,342	$11,328

(1)	Other revenue includes fee income, interest and other income and equity in earnings of unconsolidated operating joint ventures.

Note 13. COMMITMENTS AND CONTINGENCIES

Environmental Matters
 The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company’s business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company’s results of operations and cash flow.

General Uninsured Losses
 The Company, or in certain instances, tenants of the properties, carry comprehensive liability, fire and extended coverage with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, the Company may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. In addition, although the Company’s existing policies of insurance covering property damage do not exclude coverage for acts of terrorism, it is possible that such an exclusion could be imposed by an insurance carrier either during the current policy term upon satisfaction of certain notice requirements, or upon future policy renewal, in which case any losses from acts of terrorism might be uninsured. Should an uninsured loss occur, the Company could lose some or all of its capital investment, cash flow and anticipated profits related to one or more properties.

Litigation
 Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2002

Note 14. SUBSEQUENT EVENT

In April 2002, the Company sold a 519-unit multifamily property located in Carrollton, Texas, for a sale price of $36.5 million. The net proceeds from the sale were used to payoff a $26.6 million loan secured by the property and to pay down the Company’s Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) with a portfolio of 81 primarily office and industrial properties (the “Properties,” and each a “Property”), including 3 operating joint ventures, as of March 31, 2002. The portfolio encompasses approximately 14 million square feet in 17 metropolitan markets. The Company is currently focusing on high-quality multi-tenant office properties in the following core markets: Northern New Jersey, Washington D.C., Boston, Northern California, Chicago, Southern California and Denver. The Company also participates in several alliances to develop property for both its own portfolio and for sale to third parties.

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

Results of Operations

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001.

Rental Revenue. Rental revenue increased $3,021,000, or 7%, to $46,925,000 for the three months ended March 31, 2002 from $43,904,000 for the three months ended March 31, 2001. This change primarily resulted from property acquisitions, net of dispositions, higher achieved rental rates on existing and renewal leases, and an increase in straight-line rents, net of reserves.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the unconsolidated operating and development joint ventures and the Rancon Partnerships. This revenue decreased $1,269,000, or 55%, to $1,041,000 for the three months ended March 31, 2002, from $2,310,000 for the three months ended March 31, 2001, primarily due to development, acquisition and financing fees from several development projects and distributions from the Rancon Partnerships, all received in the first quarter of 2001.

Interest and Other Income. Interest and other income increased $942,000, or 48%, to $2,894,000 for the three months ended March 31, 2002, from $1,952,000 for the three months ended March 31, 2001. The increase was primarily due to interest income earned from the sale of a mezzanine loan related to a development project in the first quarter of 2002, offset by interest income earned on escrow deposits in the first quarter of 2001.

Equity in Earnings of Unconsolidated Operating Joint Ventures. Equity in earnings of unconsolidated operating joint ventures did not change significantly with an increase of $6,000, or 12%, to $58,000 for the three months ended March 31, 2002, from $52,000 for the three months ended March 31, 2001.

Property Operating Expenses. Property operating expenses increased $404,000, or 3%, to $14,497,000 for the three months ended March 31, 2002, from $14,093,000 for the three months ended March 31, 2001, primarily due to property acquisitions, net of dispositions, partially offset by reductions in snow removal and utility expenses in the first quarter of 2002 as compared to the same period in 2001.

General and Administrative Expenses. General and administrative expenses did not change significantly with an increase of $134,000, or 4%, to $3,217,000 for the three months ended March 31, 2002, from $3,083,000 for the three months ended March 31, 2001.

Depreciation and Amortization. Depreciation and amortization increased $1,559,000, or 14%, to $12,397,000 for the three months ended March 31, 2002, from $10,838,000 for the three months ended March 31, 2001. This increase is due to property acquisitions, net of dispositions, since March 31, 2001, and depreciation of capital improvements completed in 2001.

Interest Expense. Interest expense increased $589,000, or 7%, to $9,465,000 for the three months ended March 31, 2002, from $8,876,000 for the three months ended March 31, 2001. This increase is primarily due to an increase in loan balances due to property acquisitions offset by decreases in variable interest rates.

Net Gain on Sales of Real Estate Assets. The net gain on sales of real estate assets of $58,000 during the three months ended March 31, 2001, resulted from the sale of two retail Properties from the Company’s portfolio.

Net Loss on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $763,000 during the three months ended March 31, 2001, consisted of losses due to the writeoff of unamortized original issuance costs in connection with the paydown of the Company’s unsecured term loan.

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2002, cash provided by operating activities increased by $3,169,000 to $23,220,000 as compared to $20,051,000 for the same period in 2001, primarily due to an increase in net income before depreciation and amortization of $2,311,000 resulting from property acquisitions, net of dispositions, occurring over the last year. Cash used for investing activities was $59,512,000 for the three months ended March 31, 2002, as compared to $27,264,000 for the same period in 2001. The change is primarily due to an increase in cash used for real estate acquisitions and a decrease in dispositions of real estate assets. During the three months ended March 31, 2002, there were no Property sales as compared to 2 Properties sold during the three months ended March 31, 2001. Cash from financing activities increased to $38,363,000 of cash provided by financing activities for the three months ended March 31, 2002, as compared to $72,412,000 of cash used for financing activities for the same period in 2001. This change was primarily due to a decrease in cash used for the repayment of debt and an increase in proceeds from the exercise of stock options.

The Company expects to meet its short-term liquidity requirements generally through its working capital, its Credit Facility (as defined below) and cash generated by operations. The Company believes that its cash generated by operations will be adequate to meet operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term. In addition to cash generated by operations, the Credit Facility provides for working capital advances. However, there can be no assurance that the Company’s results of operations will not fluctuate in the future and at times affect its ability to meet its operating requirements and the amount of its distributions. If significant decreases in occupancy or rental rates occurred at the Company’s properties, this could have an adverse impact on the Company’s operating cash flows. Similarly, increases in interest rates could have an adverse impact on the Company’s operating cash flows.

The Company’s principal sources of funding for acquisitions, development, expansion and renovation of properties and stock repurchases include the unsecured Credit Facility, permanent secured debt financing, public and private equity and debt issuances, the issuance of partnership units in the Operating Partnership, proceeds from property sales and cash flow provided by operations.

Investments in Land and Development

The Company is independently developing approximately 436,000 square feet of commercial property in California, Colorado, New Jersey and Maryland. As of March 31, 2002, the Company had invested approximately $44.7 million in these projects. Additionally, the Company has approximately 119 acres of land with a book value of approximately $20 million as of March 31, 2002. This land has potential for future development of approximately 1,355,000 square feet of office space. The Company is obligated to fund approximately $5.4 million to these developments in 2002. The loans secured by certain of these development properties contain recourse provisions to the Company in the aggregate amount of $26.5 million, however, some of the loans were not fully drawn as of March 31, 2002.

The Company is currently involved in a number of alliances for the development of approximately 1.2 million square feet of commercial and mixed-use properties in California and Colorado. The alliances grant the Company certain rights to purchase the properties upon completion of development. As of March 31, 2002, the Company had invested approximately $33.8 million in these alliances and had acquired properties from them aggregating approximately $114.2 million. The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under these alliances, the Company has provided an aggregate of $37.9 million in debt guarantees, however, some of the loans were not fully drawn as of March 31, 2002.

Investments in Unconsolidated Operating Joint Ventures
 Investments in unconsolidated operating joint ventures increased from $8,089,000 at December 31, 2001, to $8,574,000 at March 31, 2002. This increase was primarily due to the reclassification of an 11,000 square foot retail property partially owned through one of the Company’s development alliances from Investments in Development upon commencement of operations in the first quarter of 2002. In addition, the increase was also due to the Company’s equity interests in the joint ventures’ earnings during the first quarter of 2002.

Mortgage Loans Receivable
 Mortgage loans receivable increased from $39,061,000 at December 31, 2001, to $39,540,000 at March 31, 2002. This increase was due to accrued interest on a loan made by the Company under a development alliance, net of repayments.

Secured and Unsecured Financing
 Mortgage loans payable increased from $588,420,000 at December 31, 2001, to $621,065,000 at March 31, 2002. This increase resulted from a new $32,550,000 mortgage loan in connection with an acquisition (discussed below) and $2,357,000 of draws on construction loans, offset by decreases of $2,262,000 due to scheduled principal payments on other debt.

In the first quarter of 2002, in connection with the acquisition of First Financial Plaza, a 223,000 square foot multi-tenant office building located in Encino, California, the Company obtained a $32.55 million loan. The loan has an initial maturity date of March 31, 2004, with a one-year extension option, and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at March 31, 2002, was 4.13%.

In the fourth quarter of 2001, the Company closed a $52.5 million secured loan with an insurance company (“Secured Financing”). The Secured Financing bears interest at a floating rate of 30-day LIBOR plus 3.25% (5.13% and 5.12% at March 31, 2002 and December 31, 2001, respectively) and has an initial maturity of December 11, 2004, with two one-year extension options. In connection with the Secured Financing, the Company entered into an interest rate cap agreement to hedge increases in 30-day LIBOR rates above a specified level. The agreement is for a term concurrent with the Secured Financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the Secured Financing, and caps 30-day LIBOR to a maximum of 6%. As of March 31, 2002 and December 31, 2001, the 30-day LIBOR rate was 1.88% and 1.87%, respectively. The Company paid a $594,000 fee at the inception of the cap agreement which is being amortized as additional interest expense over the life of the agreement.

Outstanding borrowings under the Credit Facility increased from $64,594,000 at December 31, 2001, to $84,576,000 at March 31, 2002. The increase was due to draws totaling $30,882,000 for the acquisition of First Financial Plaza (as discussed above), stock repurchases and development advances, offset by pay downs totaling $10,900,000 generated from proceeds of stock option exercises and cash flow from operations. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company has been in compliance during the first quarter of 2002 and remains in compliance at March 31, 2002.

Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

At March 31, 2002, the Company’s total indebtedness included fixed-rate debt of $434,459,000 and floating-rate debt of $271,182,000. The Company’s ratio of total debt to gross book assets was approximately 44% at March 31, 2002.

At March 31, 2002, approximately 38% of the Company’s outstanding debt, including amounts borrowed under the Credit Facility, was subject to variable rates. The Company may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings. It is not the Company’s policy to engage in hedging activities for speculative purposes. At March 31, 2002, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed above.

Equity Offerings
 In January 1999, the Company filed a shelf registration statement with the SEC (the “January 1999 Shelf Registration Statement”) to carry forward the remaining $801.2 million in equity securities of the Company from a November 1997 shelf registration statement (declared effective by the SEC on December 18, 1997). The January 1999 Shelf Registration Statement was declared effective by the SEC on January 25, 1999. Therefore, the Company has the capacity pursuant to the January 1999 Shelf Registration Statement to issue up to $801.2 million in equity securities. The Company currently has no plans to issue equity under this shelf registration.

Stock Repurchases
 In 1999, the Company’s Board of Directors authorized the Company to repurchase up to 6.2 million shares of its outstanding Common Stock. This represented approximately 20% of the Company’s total outstanding Common Stock. In connection with the sale of 36 multifamily Properties in December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of March 31, 2002, 6,179,316 common shares have been repurchased for a total cost of approximately $103,045,000; this represents approximately 75% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, the Company announced that its Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of March 31, 2002, 1,402,200 preferred shares have been repurchased for a total cost of approximately $21,037,000; this represents approximately 41% of the expanded repurchase authorization and approximately 12% of Preferred Stock outstanding when the repurchase program began. Future stock repurchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

Critical Accounting Policies

Revenue recognized on a straight-line basis
 The Company recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Company’s collection experience and the credit quality of the Company’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Company has previously recognized as revenue, or if other tenants remain whom the Company previously believed would not.

Carrying value of rental properties, investments in development and other investment assets
 The Company’s rental properties, investments in development and other investment assets such as operating joint ventures and mortgage loans receivable are generally carried at the lower of cost or estimated fair value. Certain development and operating joint ventures include the Company’s share of undistributed income or loss arising from the investment, and the mortgage loans receivable include accrued interest. In addition, under the Company’s long-term development program, some interest, payroll and general and administrative costs incurred in connection with this program may be capitalized. The actual value of the Company’s portfolio of property, investments in development and other investments could be significantly higher or lower than their carrying amounts.

The Company’s status as a real estate investment trust (REIT)
 The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to Federal income tax to the extent that it distributes at least 90% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income. Management believes that the Company has complied with all requirements to qualify as a REIT for the three months ended March 31, 2002 and 2001. Accordingly, no provision for income taxes is included in its consolidated financial statements.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001, use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001. This standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 were effective January 1, 2002, for the Company. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will not be amortized but will be tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator. Other intangible assets will continue to be valued and amortized over their estimated lives. This standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Company. Management does not expect this standard to have a material impact on the Company’s consolidated financial position or results of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 was effective January 1, 2002 for the Company. Management is currently assessing the impact of this new standard on the Company’s consolidated financial position and results of operations.

Inflation

Leases at the office Properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. Substantially all of the leases at the industrial and retail Properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the multifamily Properties generally provide for an initial term of one month to one year and allow for rent adjustments at the time of renewal. All of these provisions may permit the Company to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce the Company’s exposure to the adverse effects of inflation.

Funds from Operations and Cash Available for Distribution

Funds from Operations (“FFO”), as defined by NAREIT, represents “net income excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.” The Company believes that FFO is helpful to investors as a measure of performance of an equity REIT because, along with cash flow from operating activities, FFO provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. FFO does not represent net income or cash flows from operations as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity. FFO does not necessarily indicate that cash flows will be sufficient to fund all of the Company’s cash needs including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to the Company’s calculation of FFO. The Company calculates FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT in October 1999.

Cash available for distribution (“CAD”) represents net income (loss) before minority interests and extraordinary items, adjusted for depreciation and amortization, including amortization of deferred financing costs, and gains (losses) from the disposal of properties, less lease commissions and recurring capital expenditures, and less straight-line rents for periods beginning after 2001. CAD should not be considered an alternative to net income (computed in accordance with GAAP) as a measure of the Company’s financial performance or as an alternative to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s cash needs. Further, CAD as disclosed by other REITs may not be comparable to the Company’s calculation of CAD.

The following table sets forth the Company’s calculation of FFO and CAD for the three months ended March 31, 2002 and 2001 (in thousands, except weighted average shares and per share amounts):

	March 31,	March 31,
	2002	2001

Income before minority interest, extraordinary items and preferred dividends	$11,342	$11,386
Preferred dividends	(4,891)	(4,891)
Net gain on sales of real estate assets	—	(58)
Depreciation and amortization(1)	12,077	10,579
Adjustment to reflect FFO of Unconsolidated Operating Joint Ventures(2)	102	247

FFO	$18,630	$17,263

Amortization of deferred financing fees	484	387
Adjustment for straight line rents	(772)	—
Capital expenditures	(4,392)	(2,966)

CAD	$13,950	$14,684

Distributions per share(3)	$0.43	$0.42

Diluted weighted average shares outstanding	30,540,254	30,476,401

(1)	Excludes non-real estate depreciation and amortization.

(2)	Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to the Company. The Company’s investments in the joint ventures are accounted for using the equity method of accounting.

(3)	The distributions for the three months ended March 31, 2002, were paid on April 15, 2002.

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

Factors which may cause the Company’s results to differ include the inability to complete anticipated future acquisitions, defaults or non-renewal of leases, increased interest rates and operational costs, failure to obtain necessary outside financing, difficulties in identifying properties to acquire and in effecting acquisitions, failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, environmental uncertainties, risks related to natural disasters, financial market fluctuations, changes in real estate and zoning laws, increases in real property tax rates and other factors discussed under the caption “Forward Looking Statements; Factors That May Affect Operating Results” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and other risk factors set forth in the Company’s other Securities and Exchange Commission filings. In addition, past performance of the Company’s Common Stock is not necessarily indicative of results that will be obtained in the future from an investment in the Company’s Common Stock. Furthermore, the Company makes distributions to stockholders if, as, and when declared by its Board of Directors, and expects to continue its policy of paying quarterly distributions; however, there can be no assurance that distributions will continue or be paid at any specific level.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference to this item.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

By: Glenborough Realty Trust Incorporated,

Date: May 10, 2002	/s/ Andrew Batinovich Andrew Batinovich Director, President and Chief Operating Officer

Date: May 10, 2002	/s/ Stephen Saul Stephen Saul Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2002	/s/ Brian Peay Brian Peay Vice President, Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No	Exhibit Title

11.01	Statement re: Computation of Per Share Earnings is shown in Note 11 of the Consolidated Financial Statements of the Company in Item 1.

12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.