Form 10-Q
period 2002-06-30
GLENBOROUGH REALTY TRUST INC
filed 2002-08-14
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14162

GLENBOROUGH REALTY TRUST INCORPORATED

(Exact name of registrant as specified in its charter)

Maryland	94-3211970

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South El Camino Real, Suite 1100, San Mateo, California (650) 343-9300	94402-1708

(Address of principal executive offices and telephone number)	(Zip Code)

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of Exchange on which registered:

Common Stock, $.001 par value 7.75% Series A Convertible Preferred Stock, $.001 par value	New York Stock Exchange New York Stock Exchange

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

Yes [X]      No [   ]

As of August 12, 2002, 27,710,580 shares of Common Stock ($.001 par value) and 10,097,800 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value, $25.00 per share liquidation preference) were outstanding.

INDEX
GLENBOROUGH REALTY TRUST INCORPORATED

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements of Glenborough Realty Trust Incorporated (Unaudited):

	Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	3

	Consolidated Statements of Income for the six months ended June 30, 2002 and 2001	4

	Consolidated Statements of Income for the three months ended June 30, 2002 and 2001	5

	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2002	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	7-8

	Notes to Consolidated Financial Statements	9-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-29

Item 3.	Qualitative and Quantitative Information About Market Risk	29

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 6.	Exhibits and Reports on Form 8-K	30

SIGNATURES		31

EXHIBIT INDEX		32

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Rental properties, gross	$1,354,918	$1,338,022
Accumulated depreciation	(164,338)	(146,198)

Rental properties, net	1,190,580	1,191,824
Investments in land and development	93,883	98,105
Investments in unconsolidated operating joint ventures	8,639	8,089
Mortgage loans receivable	40,604	39,061
Cash and cash equivalents	2,382	4,410
Other assets	49,152	46,914

TOTAL ASSETS	$1,385,240	$1,388,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$583,877	$588,420
Unsecured bank line	68,659	64,594
Other liabilities	22,043	22,730

Total liabilities	674,579	675,744

Commitments and contingencies (Note 14)
Minority interest	65,122	66,509
Stockholders’ Equity:
Common stock, $0.001 par value, 27,709,746 and 26,938,804 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	28	27
Preferred stock, $0.001 par value, $25.00 liquidation preference, 10,097,800 shares issued and outstanding at June 30, 2002 and December 31, 2001	10	10
Additional paid-in capital	772,484	762,050
Deferred compensation	(1,130)	(945)
Retained earnings (deficit)	(125,853)	(114,992)

Total stockholders’ equity	645,539	646,150

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,385,240	$1,388,403

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
For the six months ended June 30, 2002 and 2001
(in thousands, except share and per share amounts)
(Unaudited)

	2002	2001

REVENUE
Rental revenue	$94,463	$88,351
Fees and reimbursements from affiliates	1,883	3,516
Interest and other income	3,603	2,751
Equity in earnings of unconsolidated operating joint ventures	123	51

Total revenue	100,072	94,669

EXPENSES
Property operating expenses	28,285	26,478
General and administrative	5,511	6,051
Depreciation and amortization	24,867	21,837
Interest expense	18,491	17,177

Total expenses	77,154	71,543

Income before gain (loss) on sales of real estate assets, minority interest, discontinued operations and extraordinary item	22,918	23,126
Net loss on sales of real estate assets	—	(124)

Income before minority interest, discontinued operations and extraordinary item	22,918	23,002
Minority interest	(1,403)	(1,218)

Income before discontinued operations and extraordinary item	21,515	21,784
Discontinued operations (including net gain on sales of $1,423 and $0, respectively)	1,786	(218)

Income before extraordinary item	23,301	21,566
Loss on early extinguishment of debt	(892)	(1,025)

Net income	22,409	20,541
Preferred dividends	(9,782)	(9,782)

Net income available to Common Stockholders	$12,627	$10,759

Basic Per Share Data:
Income available to Common Stockholders before extraordinary item and discontinued operations	$0.43	$0.45
Extraordinary item	(0.03)	(0.04)
Discontinued operations	0.06	(0.01)

Net income available to Common Stockholders	$0.46	$0.40

Basic weighted average shares outstanding	27,324,595	26,990,921

Diluted Per Share Data:
Income available to Common Stockholders before extraordinary item and discontinued operations	$0.43	$0.44
Extraordinary item	(0.03)	(0.04)
Discontinued operations	0.05	(0.01)

Net income available to Common Stockholders	$0.45	$0.39

Diluted weighted average shares outstanding	30,868,737	30,471,843

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended June 30, 2002 and 2001
(in thousands, except share and per share amounts)
(Unaudited)

	2002	2001

REVENUE
Rental revenue	$49,353	$46,102
Fees and reimbursements from affiliates	842	1,206
Interest and other income	709	799
Equity in earnings (losses) of unconsolidated operating joint ventures	65	(1)

Total revenue	50,969	48,106

EXPENSES
Property operating expenses	14,553	13,034
General and administrative	2,294	2,968
Depreciation and amortization	12,885	11,272
Interest expense	9,422	8,928

Total expenses	39,154	36,202

Income before gain (loss) on sales of real estate assets, minority interest, discontinued operations and extraordinary item	11,815	11,904
Net loss on sales of real estate assets	—	(182)

Income before minority interest, discontinued operations and extraordinary item	11,815	11,722
Minority interest	(752)	(631)

Income before discontinued operations and extraordinary item	11,063	11,091
Discontinued operations (including net gain on sales of $1,423 and $0, respectively)	1,546	(324)

Income before extraordinary item	12,609	10,767
Loss on early extinguishment of debt	(892)	(262)

Net income	11,717	10,505
Preferred dividends	(4,891)	(4,891)

Net income available to Common Stockholders	$6,826	$5,614

Basic Per Share Data:
Income available to Common Stockholders before extraordinary item and discontinued operations	$0.22	$0.23
Extraordinary item	(0.03)	(0.01)
Discontinued operations	0.06	(0.01)

Net income available to Common Stockholders	$0.25	$0.21

Basic weighted average shares outstanding	27,639,344	26,989,534

Diluted Per Share Data:
Income available to Common Stockholders before extraordinary item and discontinued operations	$0.22	$0.22
Extraordinary item	(0.03)	(0.01)
Discontinued operations	0.05	(0.01)

Net income available to Common Stockholders	$0.24	$0.20

Diluted weighted average shares outstanding	31,250,154	30,467,322

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2002
(in thousands)
(Unaudited)

	Common Stock		Preferred Stock
					Additional	Deferred	Retained
		Par		Par	Paid-in	Compen-	Earnings
	Shares	Value	Shares	Value	Capital	sation	(Deficit)	Total

Balance at December 31, 2001	26,939	$27	10,098	$10	$762,050	$(945)	$(114,992)	$646,150
Exercise of stock options	790	1	—	—	10,782	—	—	10,783
Conversion of Operating Partnership units into common stock	—	—	—	—	109	—	—	109
Issuance of common stock to officers	13	—	—	—	277	(277)	—	—
Common stock repurchases	(32)	—	—	—	(734)	—	—	(734)
Amortization of deferred compensation	—	—	—	—	—	92	—	92
Unrealized loss on marketable securities	—	—	—	—	—	—	(80)	(80)
Dividends	—	—	—	—	—	—	(33,190)	(33,190)
Net income	—	—	—	—	—	—	22,409	22,409

Balance at June 30, 2002	27,710	$28	10,098	$10	$772,484	$(1,130)	$(125,853)	$645,539

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and 2001
(in thousands)
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net income	$22,409	$20,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	25,450	22,814
Amortization of loan fees, included in interest expense (including discontinued operations)	993	734
Accrued interest on mortgage loans receivable	(1,543)	(1,466)
Minority interest in income from operations	1,403	1,218
Equity in earnings of unconsolidated operating joint ventures	(123)	(51)
Net (gain) loss on sales of real estate assets (included in discontinued operations in 2002)	(1,423)	124
Net loss on early extinguishment of debt	892	1,025
Amortization of deferred compensation	92	114
Changes in certain assets and liabilities, net	(2,737)	(12,611)

Net cash provided by operating activities	45,413	32,442

Cash flows from investing activities:
Net proceeds from sales of real estate assets	50,698	33,040
Additions to real estate assets	(67,155)	(57,612)
Deposits on prospective acquisitions	—	(1,587)
Investments in land and development	(8,751)	(23,310)

Net cash used for investing activities	(25,208)	(49,469)

Cash flows from financing activities:
Proceeds from borrowings	78,618	191,319
Repayment of borrowings	(74,246)	(237,791)
Prepayment penalties on loan payoffs	(799)	(64)
Distributions to minority interest holders	(2,665)	(2,556)
Dividends paid to common and preferred stockholders	(33,190)	(32,449)
Contributions from minority interest holders	—	110
Exercise of stock options	10,783	298
Repurchases of common stock	(734)	—

Net cash used for financing activities	(22,233)	(81,133)

Net decrease in cash and cash equivalents	(2,028)	(98,160)
Cash and cash equivalents at beginning of period	4,410	102,195

Cash and cash equivalents at end of period	$2,382	$4,035

continued
The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
For the six months ended June 30, 2002 and 2001
(in thousands)
(Unaudited)

	2002	2001

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,904 and $2,569 in 2002 and 2001, respectively)	$17,991	$18,155

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Assumption of mortgage loans in acquisition of real estate	$—	$82,203

Transfer of real estate assets from investments in land and development and unconsolidated operating joint ventures	$8,771	$39,250

Acquisition of joint venture from development alliance	$427	$—

Disposition of real estate involving buyer’s assumption of mortgage loans	$4,850	$4,248

Note receivable from sale of investment in development	$3,775	$—

Conversion of Operating Partnership units into common stock, at market value on date of issuance	$109	$(1,135)

Unrealized loss on marketable securities	$(80)	$—

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2002

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

As of June 30, 2002, 27,709,746 shares of Common Stock and 10,097,800 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 3,068,463 shares of Common Stock issuable upon redemption of 3,068,463 partnership units in the Operating Partnership (as defined below), there would be 30,778,209 shares of Common Stock outstanding as of June 30, 2002. In 1999 and 2000, the Company’s Board of Directors authorized the repurchase of up to approximately 8.2 million shares of common stock and approximately 1.7 million shares of preferred stock. As of June 30, 2002, 6,179,316 shares of Common Stock and 1,402,200 shares of Preferred Stock have been repurchased at a total cost of approximately $124 million.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and an 89.02% limited partner interest at June 30, 2002, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of June 30, 2002, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 79 real estate projects.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of June 30, 2002 and December 31, 2001, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the six months ended June 30, 2002 and 2001. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of June 30, 2002, and for the period then ended.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2002

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation, with no effect on consolidated results of operations.

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

In August 2001, the FASB approved for issuance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. The Company adopted SFAS No. 144 on January 1, 2002. See Note 4 for further discussion.

In May 2002, the FASB approved for issuance SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS No. 145 will be effective January 1, 2003 for the Company. Management is currently assessing the impact of this new standard on the Company’s consolidated financial position and results of operations.

In June 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS 146 provides that exit and disposal costs should be measured at fair value and that the

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2002

associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002.

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

Investments in Land and Development

The Company, through mezzanine loans and equity contributions, invests in various development alliances with projects currently under development. The interest on advances and other direct project costs incurred by the Company are capitalized to the investments during the period in which the projects are under development. See Note 5 for further discussion.

Investments in Unconsolidated Operating Joint Ventures

The Company’s investments in operating joint ventures are accounted for using the equity method. The Company does not hold a controlling interest in any operating joint venture. See Note 6 for further discussion.

Mortgage Loans Receivable

The Company monitors the recoverability of its mortgage loans receivable through ongoing contact with the borrowers to ensure timely receipt of interest and principal payments, and where appropriate, obtains financial information concerning the operation of the properties. Interest on mortgage loans receivable is recognized as revenue as it accrues during the period the loan is outstanding. Mortgage loans receivable will be evaluated for impairment if it becomes evident that the borrower is unable to meet its debt service obligations in a timely manner and cannot satisfy its payments using sources other than the operations of the property securing the loan. If it is concluded that such circumstances exist, then such loan will be considered to be impaired and its recorded amount will be reduced to the estimated fair value of the collateral securing it. Interest income will also cease to accrue under such circumstances. Due to uncertainties inherent in the valuation process, it is reasonably possible that the amount ultimately realized from the Company’s collection on its mortgage loans receivable will be different than the recorded amounts. See Note 7 for further discussion.

Cash and Cash Equivalents

The Company considers short-term investments (including certificates of deposit) with a maturity of three months or less at the time of investment to be cash equivalents.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2002

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates that the Company would be able to obtain for mortgage loans to third parties with similar terms, the carrying value of the Company’s mortgage loans receivable approximates fair value. Based on interest rates available to the Company for debt with comparable maturities, the carrying value of the Company’s notes payable approximates fair value.

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

At June 30, 2002, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed in Note 9.

Deferred Financing and Other Fees

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related notes payable or leases and are included in other assets.

Minority Interest

Minority interest represents the 9.98% and 10.23% limited partner interests in the Operating Partnership not held by the Company at June 30, 2002 and December 31, 2001, respectively.

Revenues

The Company recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Company’s collection experience and the credit quality of the Company’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Company has previously recognized as revenue, or if other tenants pay rent whom the Company previously estimated would not.

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

For the six months ended June 30, 2002 and 2001, no tenants represented 10% or more of rental revenue of the Company.

Fee and reimbursement revenue consists of property management fees, asset management fees, and transaction fees from the acquisition, disposition, refinancing, leasing and construction supervision of real estate for unconsolidated affiliates.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2002

Sales of Real Estate

The Company recognizes sales of real estate when a contract is in place, a closing has taken place, the buyer’s investment is adequate to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement in the property. Each property is considered a separately identifiable component of the Company and is reported in discontinued operations when the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and the property will not have any significant continuing involvement in the operations of the Company after the disposal transaction.

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

Note 3. ACQUISITIONS OF RENTAL PROPERTY

In the second quarter of 2002, the Company placed in service a 65,000 build-to-suit office property, located in Westminster, Colorado, that it had independently developed for a tenant. This tenant occupies 100% of the building. The building cost of approximately $8.8 million was reclassified from Investments in Land and Development.

In the first quarter of 2002, the Company acquired First Financial Plaza, a six-story, 223,000 square foot multi-tenant office building located in Encino, California. The total acquisition cost of approximately $47.6 million was funded with a new $32.55 million loan (as discussed in Note 9) and the remainder in cash.

Note 4. DISPOSITIONS OF RENTAL PROPERTY

In the second quarter of 2002, the Company sold three properties, including one multifamily, one retail and one industrial. These assets were sold for an aggregate sales price of $52.1 million and generated an aggregate net gain of approximately $1,423,000. The three properties sold were:

			Date of	Building	Total Square
Property	Type	Location	Sale	Count	Footage/Units

Springs of Indian Creek	Multifamily	Carrollton, TX	4/25/02	1	519 units
Cross Creek Retail Centre	Retail	Indianapolis, IN	5/16/02	1	76,908 sf
Southworth-Milton	Industrial	Milford, MA	6/6/02	1	146,125 sf

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued operations” for all periods presented. Below is a summary of the results of operations of these properties through their respective disposition dates (dollars in thousands):

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2002

	Three months ended		Six months ended
	June 30,		June 30,

	2002(1)	2001	2002(1)	2001

Rental revenue	$699	$1,608	$2,515	$3,263

Property operating expenses	278	669	1,042	1,318
Depreciation and amortization	167	704	583	977
Interest expense	131	559	527	1,186

Total expenses	576	1,932	2,152	3,481

Income/(loss) before net gain on sales of real estate	123	(324)	363	(218)
Net gain on sales of real estate	1,423	—	1,423	—

Discontinued operations	$1,546	$(324)	$1,786	$(218)

(1)	Reflects 2002 operations through date of sale.

Note 5. INVESTMENTS IN LAND AND DEVELOPMENT

The Company is independently developing approximately 371,000 square feet of commercial property in California, New Jersey and Maryland. As of June 30, 2002, the Company had invested approximately $36.9 million in these projects. Additionally, the Company has approximately 119 acres of land with a book value of approximately $20.5 million as of June 30, 2002. This land has potential for future development of approximately 1,355,000 square feet of office space. The Company is obligated to fund approximately $5.6 million to these developments in 2002. The loans secured by certain of these development properties contain recourse provisions to the Company in the aggregate amount of $26.5 million; however, some of the loans were not fully drawn as of June 30, 2002.

The Company is currently involved in a number of alliances for the development of approximately 998,000 square feet of commercial and mixed-use properties in California and Colorado. The alliances grant the Company certain rights to purchase the properties upon completion of development. As of June 30, 2002, the Company had invested approximately $36.5 million in these alliances. In addition, the Company has previously acquired properties from them aggregating approximately $114.2 million. The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under these alliances, the Company has provided an aggregate of $37.9 million in debt guarantees; however, some of the loans were not fully drawn as of June 30, 2002.

Note 6. INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company’s investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings (losses). Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated operating joint ventures consist of the following as of June 30, 2002 and December 31, 2001 (dollars in thousands):

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2002

	Ownership	Property	Square	Property
Joint Venture	Interest	Location	Footage	Type	2002	2001

Rincon Center I & II	10%	San Francisco, California	757,000	Mixed-Use	$4,092	$4,045
2000 Corporate Ridge	10%	McLean, Virginia	256,000	Office	4,119	4,044
Gateway Retail I	50%	Denver, Colorado	11,000	Retail	428	—

					$8,639	$8,089

During the first quarter of 2002, Gateway Retail I, an 11,000 square foot retail property partially owned through one of the Company’s development alliances, commenced operations and was reclassified from Investments in Land and Development. This property is being accounted for using the equity method.

Note 7. MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage of approximately $40.6 million, including accrued interest, at June 30, 2002, secured by land at Gateway Park in Aurora, Colorado. The loan bears interest at a fixed rate of 13% and matures in July 2005. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 5 million square feet of office and industrial space over the next ten years.

Note 8. OTHER ASSETS

As of June 30, 2002 and December 31, 2001, other assets on the consolidated balance sheets consist of the following (in thousands):

	2002	2001

Accounts receivable, net	$641	$3,011
Straight-line rent receivable, net	4,698	2,395
Prepaid expenses	4,408	4,188
Impound accounts	3,886	4,901
Note receivable	3,775	—
Deferred leasing and financing costs, net	23,244	22,983
Investment in management contracts	2,659	2,963
Corporate office fixed assets, net	2,761	2,936
Marketable securities, at fair value	2,758	3,157
Other	322	380

Total other assets	$49,152	$46,914

Note 9. SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans and bank lines outstanding as of June 30, 2002 and December 31, 2001 (dollars in thousands):

	2002	2001

Secured loans with various lenders, bearing interest at fixed rates between 6.77% and 8.14%, with monthly principal and interest payments ranging between $19 and $391 and maturing at various dates through July 1, 2008 These loans are secured by properties with an aggregate net carrying value of $386,667 and $403,982 at June 30, 2002 and December 31, 2001, respectively.	$253,877	$267,728

Secured loans with various lenders, bearing interest at variable rates ranging between 4.09% and 4.34% at June 30, 2002, and 4.12% and 4.37% at December 31, 2001, and maturing at various dates through March 31, 2004. These loans are secured by properties with an aggregate net carrying value of $178,542 and $158,069 at June 30, 2002 and December 31, 2001, respectively.	109,604	99,247

Secured loan with an insurance company, net of unamortized discount of $1,955 and $2,110 at June 30, 2002 and December 31, 2001, respectively. The loan has a fixed interest rate of 6.125%, a November 10, 2008 maturity date, and requires monthly principal and interest payments of $754. This loan is secured by properties with an aggregate net carrying value of $209,948 and $210,928 at June 30, 2002 and December 31, 2001, respectively.	115,412	116,133

Secured loan with an insurance company, net of unamortized discount of $889 and $959 at June 30, 2002 and December 31, 2001, respectively. The loan has both a fixed rate and a variable rate component. The fixed rate component of $52,484 bears interest at 6.125%, matures on November 10, 2008, and requires monthly principal and interest payments of $343. An additional variable rate financing of $52,500 was entered into in December 2001 and bears interest at a floating rate of 30-day LIBOR plus 3.25% (5.09% and 5.12% at June 30, 2002 and December 31, 2001, respectively), matures on December 11, 2004, and requires monthly interest-only payments. The loans are cross-collateralized and are secured by properties with an aggregate net carrying value of $167,896 and $167,563 at June 30, 2002 and December 31, 2001, respectively.
	104,984	105,312

Total mortgage loans	583,877	588,420

Unsecured $180,000 line of credit with a group of commercial banks (“Credit Facility”) with a variable interest rate of LIBOR plus 1.625% (3.46% and 3.50% at June 30, 2002 and December 31, 2001, respectively), monthly interest only payments and a maturity date of June 10, 2003, with one option to extend for 10 years.	68,659	64,594

Total secured and unsecured liabilities	$652,536	$653,014

In the second quarter of 2002, related to the sale of three properties (as discussed in Note 4), approximately $37.1 million of the Company’s mortgage loans were paid off or assumed by the buyer. In connection with the payoffs and assumptions, the Company recognized a net loss on early extinguishment of debt of $892,000 for the six months ended June 30, 2002. This loss consists of the write-off of unamortized original issuance costs and prepayment.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2002

penalties and is included in the net loss on early extinguishment of debt in the Company’s consolidated statement of income for the six months ended June 30, 2002, as discussed in Note 10 below.

In the first quarter of 2002, in connection with the acquisition of First Financial Plaza (as discussed in Note 3), the Company obtained a $32.55 million loan. The loan has an initial maturity date of March 31, 2004, with a one-year extension option, and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at June 30, 2002, was 4.09%.

In the fourth quarter of 2001, the Company closed a $52.5 million secured loan with an insurance company (“Secured Financing”). The Secured Financing bears interest at a floating rate of 30-day LIBOR plus 3.25% (5.09% and 5.12% at June 30, 2002 and December 31, 2001, respectively) and has an initial maturity of December 11, 2004, with two one-year extension options. In connection with the Secured Financing, the Company entered into an interest rate cap agreement to hedge increases in 30-day LIBOR rates above a specified level. The agreement is for a term concurrent with the Secured Financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the Secured Financing, and caps 30-day LIBOR to a maximum of 6%. As of June 30, 2002 and December 31, 2001, the 30-day LIBOR rate was 1.84% and 1.87%, respectively. The Company paid a $594,000 fee at the inception of the cap agreement which is being amortized as additional interest expense over the life of the agreement.

Outstanding borrowings under the Credit Facility increased from $64,594,000 at December 31, 2001, to $68,659,000 at June 30, 2002. The increase was due to draws totaling $41,565,000 for the acquisition of First Financial Plaza (as discussed in Note 3), stock repurchases and development advances, offset by pay downs totaling $37,500,000 generated from the sales of properties, proceeds of stock option exercises and cash flow from operations. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company has been in compliance during the first six months of 2002 and remains in compliance at June 30, 2002.

Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of June 30, 2002, are as follows (in thousands). Included in the year ending December 31, 2003, is the Credit Facility balance of $68,659 which has an initial maturity of June 10, 2003.

Year Ending
December 31,

2002	$48,516
2003	141,566
2004	94,590
2005	24,705
2006	106,502
Thereafter	236,657

Total	$652,536

Note 10. NET LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with various loan payoffs related to property sales, the Company recorded a net loss on early extinguishment of debt of $892,000 for the six months ended June 30, 2002. This loss consists of the write-off of unamortized original issuance costs and prepayment penalties and is included in the net loss on early extinguishment of debt in the Company’s consolidated statement of income for the six months ended June 30, 2002.

In connection with the pay off of the unsecured term loan, the Company recorded a net loss on early extinguishment of debt of $1,025,000 for the six months ended June 30, 2001. This loss consists of the write-off of unamortized original issuance costs.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2002

Note 11. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $1,883,000 and $3,516,000 for the six months ended June 30, 2002 and 2001, respectively, and consisted of property management fees, asset management fees and other fee income.

Note 12. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income available to common Stockholders — Basic	$6,826	$5,614	$12,627	$10,759
Minority interest	752	631	1,403	1,218

Net income available to common Stockholders — Diluted	$7,578	$6,245	$14,030	$11,977

Weighted average shares:
Basic	27,639,344	26,989,534	27,324,595	26,990,921
Stock options	542,347	405,055	475,679	408,058
Convertible Operating Partnership Units	3,068,463	3,072,733	3,068,463	3,072,864

Diluted	31,250,154	30,467,322	30,868,737	30,471,843

Basic earnings per share	$0.25	$0.21	$0.46	$0.40
Diluted earnings per share	$0.24	$0.20	$0.45	$0.39

The preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented. Options to purchase 2,813,730 and 2,880,398 shares of our common stock were not included in the computation of diluted earnings per share of the three and six months ended June 30, 2002 because their exercise prices were greater than the average market price of our common stock of $22.38 and $21.54 per share, respectively. Options to purchase 3,121,131 and 3,118,128 shares of our common stock for the three and six months ended June 30, 2001 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $17.99 and $18.03 per share, respectively.

Note 13. SEGMENT INFORMATION

During the six months ended June 30, 2002 and 2001, the Company owned a portfolio of properties comprised primarily of two product types: office and industrial. Each of these product types represents a reportable segment with distinct uses and tenant types that require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Company for its reportable segments (excluding discontinued operations) as of and for the six months ended June 30, 2002 and 2001 is as follows (in thousands):

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2002

	Office	Industrial	Other	Total

2002
Rental revenue	$73,953	$18,841	$1,669	$94,463
Property operating expenses	25,484	4,391	1,097	30,972

Net operating income (NOI)	$48,469	$14,450	$572	$63,491

2001
Rental revenue	$66,482	$19,141	$2,728	$88,351
Property operating expenses	24,063	4,684	346	29,093

Net operating income (NOI)	$42,419	$14,457	$2,382	$59,258

The following is a reconciliation of segment revenues and income to consolidated revenues and income for the periods presented above (in thousands):

	2002	2001

Revenues
Total revenue for reportable segments	$94,463	$88,351
Other revenue(1)	5,609	6,318

Total consolidated revenues	$100,072	$94,669

Net Income
NOI for reportable segments	$63,491	$59,258
Elimination of internal property management fees	2,687	2,615
Unallocated amounts:
Other revenue(1)	5,609	6,318
General and administrative expenses	(5,511)	(6,051)
Depreciation and amortization	(24,867)	(21,837)
Interest expense	(18,491)	(17,177)

Income before gain (loss) on sales of real estate assets, minority interest, discontinued operations and extraordinary item	$22,918	$23,126

(1)	Other revenue includes fee income, interest and other income and equity in earnings of unconsolidated operating joint ventures.

Note 14. COMMITMENTS AND CONTINGENCIES

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2002

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

Note 15. SUBSEQUENT EVENT

Subsequent to June 30, 2002, through one of its development alliances, the Company acquired Gateway Office Four, a 62,556 square foot office building in Denver, Colorado. The total acquisition cost was approximately $5.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) with a portfolio of 79 primarily office and industrial properties, including 3 operating joint ventures, as of June 30, 2002. The portfolio encompasses approximately 14 million square feet in 17 metropolitan markets. The Company is currently focusing on high-quality multi-tenant office properties in the following core markets: Northern New Jersey, Washington D.C., Boston, Northern California, Chicago, Southern California and Denver. The Company also participates in several alliances to develop property for both its own portfolio and for sale to third parties.

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

Results of Operations

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001.

Rental Revenue. Rental revenue increased $6,112,000, or 7%, to $94,463,000 for the six months ended June 30, 2002 from $88,351,000 for the six months ended June 30, 2001. This change primarily resulted from property acquisitions, net of dispositions and an increase in straight-line rents, net of reserves.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the unconsolidated operating and development joint ventures and the Rancon Partnerships. This revenue decreased $1,633,000, or 46%, to $1,883,000 for the six months ended June 30, 2002, from $3,516,000 for the six months ended June 30, 2001, primarily due to higher development and acquisition fees from several development projects, a financing fee and distributions from the Rancon Partnerships, and property management, asset management and leasing fees from a joint venture, received in the first six months of 2001.

Interest and Other Income. Interest and other income increased $852,000, or 31%, to $3,603,000 for the six months ended June 30, 2002, from $2,751,000 for the six months ended June 30, 2001. The increase was primarily due to interest income earned from the sale of a development project mezzanine loan in the first quarter of 2002, offset by interest income earned on escrow deposits in the first six months of 2001.

Equity in Earnings of Unconsolidated Operating Joint Ventures. Equity in earnings of unconsolidated operating joint ventures increased $72,000, or 141%, to $123,000 for the six months ended June 30, 2002, from $51,000 for the six months ended June 30, 2001, due to startup losses recognized during the six months ended June 30, 2001 for a development joint venture which was later sold in 2001.

Property Operating Expenses. Property operating expenses increased $1,807,000, or 7%, to $28,285,000 for the six months ended June 30, 2002, from $26,478,000 for the six months ended June 30, 2001, primarily due to property acquisitions, net of dispositions, partially offset by reductions in snow removal and utility expenses in the first quarter of 2002 as compared to the same period in 2001.

General and Administrative Expenses. General and administrative expenses decreased $540,000, or 9%, to $5,511,000 for the six months ended June 30, 2002, from $6,051,000 for the six months ended June 30, 2001. The decrease was primarily due to reductions in incentive compensation and travel costs during the six months ended June 30, 2002.

Depreciation and Amortization. Depreciation and amortization increased $3,030,000, or 14%, to $24,867,000 for the six months ended June 30, 2002, from $21,837,000 for the six months ended June 30, 2001. This increase is due to property acquisitions, net of dispositions, since June 30, 2001, and depreciation of capital improvements completed in 2001.

Interest Expense. Interest expense increased $1,314,000, or 8%, to $18,491,000 for the six months ended June 30, 2002, from $17,177,000 for the six months ended June 30, 2001. This increase is primarily due to an increase in loan balances due to property acquisitions offset by decreases in variable interest rates.

Net Loss on Sales of Real Estate Assets. Beginning in 2002, gains and losses on sales of real estate assets are included as a component of discontinued operations. The net loss on sales of real estate assets of $124,000 during the six months ended June 30, 2001, resulted from the sale of one office, one industrial and four retail properties from the Company’s portfolio.

Discontinued Operations. Beginning in 2002, gains and losses on sales of real estate assets are included as a component of discontinued operations. The results of discontinued operations increased $2,004,000 to a gain of $1,786,000 for the six months ended June 30, 2002, from a loss of $218,000 for the six months ended June 30, 2001. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gains and (losses) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued operations” for all periods presented. The results of properties sold in periods prior to 2002 are included in continuing operations.

Net Loss on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $892,000 during the six months ended June 30, 2002, consists of losses due to the writeoff of unamortized original issuance costs and prepayment penalties in connection with loan payoffs due to property sales in the second quarter of 2002. Net loss on early extinguishment of debt of $1,025,000 during the six months ended June 30, 2001, consists of losses due to the write-off of unamortized original issuance costs in connection with the pay off of the unsecured term loan.

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001.

Rental Revenue. Rental revenue increased $3,251,000, or 7%, to $49,353,000 for the three months ended June 30, 2002 from $46,102,000 for the three months ended June 30, 2001. This change primarily resulted from property acquisitions, net of dispositions and an increase in straight-line rents, net of reserves.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the unconsolidated operating and development joint ventures and the Rancon Partnerships. This revenue decreased $364,000, or 30%, to $842,000 for the three months ended June 30, 2002, from $1,206,000 for the three months ended June 30, 2001, primarily due to a fee from one development project, a financing fee from one of the Rancon Partnerships and property management, asset management and leasing fees from a joint venture, all received in the second quarter of 2001.

Interest and Other Income. Interest and other income decreased $90,000, or 11%, to $709,000 for the three months ended June 30, 2002, from $799,000 for the three months ended June 30, 2001. The decrease was primarily due to interest income earned on escrow deposits in the second quarter of 2001.

Equity in Earnings of Unconsolidated Operating Joint Ventures. Equity in earnings of unconsolidated operating joint ventures increased $66,000 to earnings of $65,000 for the three months ended June 30, 2002, from a loss of $1,000 for the three months ended June 30, 2001, due to startup losses recognized during the three months ended June 30, 2001 for a development joint venture which was later sold in 2001.

Property Operating Expenses. Property operating expenses increased $1,519,000, or 12%, to $14,553,000 for the three months ended June 30, 2002, from $13,034,000 for the three months ended June 30, 2001, primarily due to property acquisitions, net of dispositions.

General and Administrative Expenses. General and administrative expenses decreased $674,000, or 23%, to $2,294,000 for the three months ended June 30, 2002, from $2,968,000 for the three months ended June 30, 2001. The decrease was primarily due to reductions in incentive compensation and travel costs during the three months ended June 30, 2002.

Depreciation and Amortization. Depreciation and amortization increased $1,613,000, or 14%, to $12,885,000 for the three months ended June 30, 2002, from $11,272,000 for the three months ended June 30, 2001. This increase is due to property acquisitions, net of dispositions, since June 30, 2001, and depreciation of capital improvements completed in 2001 and the first and second quarters of 2002.

Interest Expense. Interest expense increased $494,000, or 6%, to $9,422,000 for the three months ended June 30, 2002, from $8,928,000 for the three months ended June 30, 2001. This increase is primarily due to an increase in loan balances due to property acquisitions offset by decreases in variable interest rates.

Net Loss on Sales of Real Estate Assets. Beginning in 2002, gains and losses on sales of real estate assets are included as a component of discontinued operations. The net loss on sales of real estate assets of $182,000 during the three months ended June 30, 2001, resulted from the sale of one office, one industrial and two retail properties from the Company’s portfolio.

Discontinued Operations. Beginning in 2002, gains and losses on sales of real estate assets are included as a component of discontinued operations. The results of discontinued operations increased $1,870,000 to a gain of $1,546,000 for the three months ended June 30, 2002, from a loss of $324,000 for the three months ended June 30, 2001. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gains and (losses) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued operations” for all periods presented. The results of properties sold in periods prior to 2002 are included in continuing operations.

Net Loss on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $892,000 during the three months ended June 30, 2002, consists of losses due to the write-off of unamortized original issuance costs and prepayment penalties in connection with loan payoffs due to property sales in the second quarter of 2002. Net loss on early extinguishment of debt of $262,000 during the three months ended June 30, 2001, consists of losses due to the write-off of unamortized original issuance costs in connection with the pay off of the unsecured term loan.

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2002, cash provided by operating activities increased by $12,971,000 to $45,413,000 as compared to $32,442,000 for the same period in 2001. The increase is primarily due to an increase in net income resulting from property acquisitions, net of dispositions, occurring over the last year. Cash used for investing activities was $25,208,000 for the six months ended June 30, 2002, as compared to $49,469,000 for the same period in 2001. The change is primarily due to an increase in the net proceeds from the sales of real estate assets and a decrease in cash used for investments in land and development, offset by an increase in cash used for real estate acquisitions. Cash used for financing activities was $22,233,000 for the six months ended June 30, 2002, as compared to $81,133,000 for the same period in 2001. The change was primarily due to a decrease in cash used for the repayment of debt and an increase in proceeds from the exercise of stock options, offset by a decrease in proceeds from new debt.

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

Investments in Land and Development

The Company is independently developing approximately 371,000 square feet of commercial property in California, New Jersey and Maryland. As of June 30, 2002, the Company had invested approximately $36.9 million in these projects. Additionally, the Company has approximately 119 acres of land with a book value of approximately $20.5 million as of June 30, 2002. This land has potential for future development of approximately 1,355,000 square feet of office space. The Company is obligated to fund approximately $5.6 million to these developments in 2002. The loans secured by certain of these development properties contain recourse provisions to the Company in the aggregate amount of $26.5 million; however, some of the loans were not fully drawn as of June 30, 2002.

The Company is currently involved in a number of alliances for the development of approximately 998,000 square feet of commercial and mixed-use properties in California and Colorado. The alliances grant the Company certain rights to purchase the properties upon completion of development. As of June 30, 2002, the Company had invested approximately $36.5 million in these alliances. In addition, the Company has previously acquired properties from them aggregating approximately $114.2 million. The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under these alliances, the Company has provided an aggregate of $37.9 million in debt guarantees; however, some of the loans were not fully drawn as of June 30, 2002.

Investments in Unconsolidated Operating Joint Ventures

Investments in unconsolidated operating joint ventures increased from $8,089,000 at December 31, 2001, to $8,639,000 at June 30, 2002. This increase was primarily due to the reclassification of an 11,000 square foot retail property partially owned through one of the Company’s development alliances from Investments in Development upon commencement of operations in the first quarter of 2002. In addition, the increase was also due to the Company’s equity interests in the joint ventures’ earnings during the first six months of 2002.

Mortgage Loans Receivable

Mortgage loans receivable increased from $39,061,000 at December 31, 2001, to $40,604,000 at June 30, 2002. This increase was due to accrued interest on a loan made by the Company under a development alliance, net of repayments.

Secured and Unsecured Financing

Mortgage loans payable decreased from $588,420,000 at December 31, 2001, to $583,877,000 at June 30, 2002. This decrease resulted from loan payoffs of $37,074,000 due to property sales (discussed below) and decreases of $4,522,000 due to scheduled principal payments on other debt, offset by a new $32,550,000 mortgage loan in connection with an acquisition (discussed below) and $4,503,000 of draws on construction loans.

In the second quarter of 2002, related to the sale of three properties, approximately $37.1 million of the Company’s mortgage loans were paid off or assumed by the buyer. In connection with the payoffs and assumptions, the Company recognized a net loss on early extinguishment of debt of $892,000 for the six months ended June 30, 2002.

In the first quarter of 2002, in connection with the acquisition of First Financial Plaza, a 223,000 square foot multi-tenant office building located in Encino, California, the Company obtained a $32.55 million loan. The loan has an initial maturity date of March 31, 2004, with a one-year extension option, and bears interest at the floating rate of LIBOR plus 2.25%. The interest rate on this loan at June 30, 2002, was 4.09%.

In the fourth quarter of 2001, the Company closed a $52.5 million secured loan with an insurance company (“Secured Financing”). The Secured Financing bears interest at a floating rate of 30-day LIBOR plus 3.25% (5.09% and 5.12% at June 30, 2002 and December 31, 2001, respectively) and has an initial maturity of December 11, 2004, with two one-year extension options. In connection with the Secured Financing, the Company entered into an interest rate cap agreement to hedge increases in 30-day LIBOR rates above a specified level. The agreement is for a term concurrent with the Secured Financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the Secured Financing, and caps 30-day LIBOR to a maximum of 6%. As of June 30, 2002 and December 31, 2001, the 30-day LIBOR rate was 1.84% and 1.87%, respectively. The Company paid a $594,000 fee at the inception of the cap agreement which is being amortized as additional interest expense over the life of the agreement.

Outstanding borrowings under the Credit Facility increased from $64,594,000 at December 31, 2001, to $68,659,000 at June 30, 2002. The increase was due to draws totaling $41,565,000 for the acquisition of First Financial Plaza (as discussed above), stock repurchases and development advances, offset by pay downs totaling $37,500,000 generated from sales of properties, proceeds of stock option exercises and cash flow from operations. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company has been in compliance during the first six months of 2002 and remains in compliance at June 30, 2002.

Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

At June 30, 2002, the Company’s total indebtedness included fixed-rate debt of $421,774,000 and floating-rate debt of $230,762,000. The Company’s ratio of total debt to gross book assets was approximately 42% at June 30, 2002.

At June 30, 2002, approximately 35% of the Company’s outstanding debt, including amounts borrowed under the Credit Facility, was subject to variable rates. The Company may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings. It is not the Company’s policy to engage in hedging activities for speculative purposes. At June 30, 2002, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed above.

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

Stock Repurchases

In 1999, the Company’s Board of Directors authorized the Company to repurchase up to 6.2 million shares of its outstanding Common Stock. This represented approximately 20% of the Company’s total outstanding Common Stock. In connection with the sale of 36 multifamily properties in December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of June 30, 2002, 6,179,316 common shares have been repurchased for a total cost of approximately $103,045,000; this represents approximately 75% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, the Company announced that its Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of June 30, 2002, 1,402,200 preferred shares have been repurchased for a total cost of approximately $21,037,000; this represents approximately 41% of the expanded repurchase authorization and approximately 12% of Preferred Stock outstanding when the repurchase program began. Future stock repurchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

Critical Accounting Policies

Revenue recognized on a straight-line basis

The Company recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Company’s collection experience and the credit quality of the Company’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Company has previously recognized as revenue, or if other tenants pay rent whom the Company previously estimated would not.

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

The Company’s status as a real estate investment trust (REIT)

The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to Federal income tax to the extent that it distributes at least 90% of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income. Management believes that the Company has complied with all requirements to qualify as a REIT for the six months ended June 30, 2002 and 2001. Accordingly, no provision for income taxes is included in its consolidated financial statements.

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

In August 2001, the FASB approved for issuance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. In accordance with SFAS No. 144, effective for financial statements issued for fiscal years beginning after December 15, 2001, the net income and gains and losses on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued operations” for all periods presented.

In May 2002, the FASB approved for issuance SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS No. 145 will be effective January 1, 2003 for the Company. Management is currently assessing the impact of this new standard on the Company’s consolidated financial position and results of operations.

In June 2002, the FASB approved for issuance SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS 146 are effective for exit and disposal activities that are initiated after December 31, 2002.

Inflation

Leases at the office properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. Substantially all of the leases at the industrial properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. All of these provisions may permit the Company to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce the Company’s exposure to the adverse effects of inflation.

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

Cash available for distribution (“CAD”) represents net income (loss) before minority interests and extraordinary items, adjusted for depreciation and amortization, including amortization of deferred financing costs, and gains (losses) from the sale of properties, less lease commissions and recurring capital expenditures, and less straight-line rents for periods beginning after 2001. CAD should not be considered an alternative to net income (computed in accordance with GAAP) as a measure of the Company’s financial performance or as an alternative to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company’s cash needs. Further, CAD as disclosed by other REITs may not be comparable to the Company’s calculation of CAD.

The following table sets forth the Company’s calculation of FFO and CAD for the three and six months ended June 30, 2002 (in thousands, except weighted average shares and per share amounts):

	March 31,	June 30,	YTD
	2002	2002	2002

Income before minority interest, discontinued operations and extraordinary item	$11,103	$11,815	$22,918
Preferred dividends	(4,891)	(4,891)	(9,782)
Depreciation and amortization(1)	11,661	12,560	24,221
Net income from discontinued operations	240	1,546	1,786
Deduct net gain on sales of real estate assets	—	(1,423)	(1,423)
Depreciation and amortization from discontinued operations	415	168	583
Adjustment to reflect FFO of Unconsolidated Operating Joint Ventures(2)	102	100	202

FFO	$18,630	$19,875	$38,505

	March 31,	June 30,	YTD
	2002	2002	2002

Amortization of deferred financing fees	484	509	993
Adjustment for straight line rents	(772)	(1,532)	(2,304)
Capital expenditures	(4,392)	(4,315)	(8,707)

CAD	$13,950	$14,537	$28,487

Distributions per share (3)	$0.43	$0.43	$0.86

Diluted weighted average shares outstanding	30,540,254	31,250,154	30,868,737

(1)	Excludes non-real estate depreciation and amortization.

(2)	Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to the Company. The Company’s investments in the joint ventures are accounted for using the equity method of accounting.

(3)	The distributions for the three months ended June 30, 2002, were paid on July 15, 2002.

The following table sets forth the Company’s calculation of FFO and CAD for the three and six months ended June 30, 2001 (in thousands, except weighted average shares and per share amounts):

	March 31,	June 30,	YTD
	2001	2001	2001

Income before minority interest, discontinued operations and extraordinary item	$11,280	$11,722	$23,002
Preferred dividends	(4,891)	(4,891)	(9,782)
Depreciation and amortization(1)	10,306	10,913	21,219
Net (gain) loss on sales of real estate assets	(58)	182	124
Net income (loss) from discontinued operations	106	(324)	(218)
Depreciation and amortization from discontinued operations	273	704	977
Adjustment for straight line rents	—	(793)	(793)
Adjustment to reflect FFO of Unconsolidated Operating Joint Ventures(2)	247	158	405

FFO	$17,263	$17,671	$34,934

Amortization of deferred financing fees	387	347	734
Capital expenditures	(2,966)	(2,924)	(5,890)

CAD	$14,684	$15,094	$29,778

Distributions per share	$0.42	$0.42	$0.84

Diluted weighted average shares outstanding	30,476,401	30,467,322	30,471,843

(1)	Excludes non-real estate depreciation and amortization.

(2)	Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to the Company. The Company’s investments in the joint ventures are accounted for using the equity method of accounting.

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

Item 3. Qualitative and Quantitative Information about Market Risk

Interest Rates

The Company’s primary market risk exposure is to changes in interest rates obtainable on its secured and unsecured borrowings. The Company does not believe that changes in market interest rates will have a material impact on the performance or fair value of its mortgage loan receivable.

It is the Company’s policy to manage its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, the Company has also entered into variable rate debt arrangements. Approximately 35% and 33% of the Company’s outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates at June 30, 2002 and December 31, 2001, respectively. In addition, the average interest rate on the Company’s debt decreased from 5.95% at December 31, 2001 to 5.85% at June 30, 2002. The Company reviews interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments. It is not the Company’s policy to engage in hedging activities for speculative or trading purposes.

The Company may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where management believes the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, the Company is entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, the Company makes payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At June 30, 2002, the Company was not a party to any forward interest rate or similar agreements other than the interest rate cap contract entered into in December 2001 as discussed above.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
								Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value

	(in thousands)
Secured Fixed	$8,328	$36,042	$9,540	$24,705	$106,502	$236,657	$421,774	$421,774
Average interest rate	7.52%	7.63%	7.06%	7.12%	6.82%	6.53%	6.76%
Secured Variable	$40,188	$36,865	$85,050	$—	$—	$—	$162,103	$162,103
Average interest rate	4.22%	4.30%	4.71%	—	—	—	4.50%
Unsecured Variable	$—	$68,659	$—	$—	$—	$—	$68,659	$68,659
Average interest rate	—	3.46%	—	—	—	—	3.46%

The Company believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Company could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at June 30, 2002.

A change of 1/8% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $288,000, based upon the balances outstanding on variable rate instruments at June 30, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference to this item.

(b)	Reports on Form 8-K:

On June 20, 2002, the Company filed a report on Form 8-K with respect to the change in certifying accountant.

On July 19, 2002, the Company filed a report on Form 8-K/A with respect to the change in certifying accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

	By:	Glenborough Realty Trust Incorporated,

Date: August 14, 2002		/s/ Andrew Batinovich

Andrew Batinovich Director, President and Chief Operating Officer

Date: August 14, 2002		/s/ Stephen Saul

Stephen Saul Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2002		/s/ Brian Peay

Brian Peay Vice President, Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

11.01	Statement re: Computation of Per Share Earnings is shown in Note 12 of the Consolidated Financial Statements of the Company in Item 1.

12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.