Form 10-Q
period 2002-09-30
GLENBOROUGH REALTY TRUST INC
filed 2002-11-08
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   [X]   No   [   ]

As of November 5, 2002, 27,710,580 shares of Common Stock ($.001 par value) and 10,097,800 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value, $25.00 per share liquidation preference) were outstanding.

INDEX
GLENBOROUGH REALTY TRUST INCORPORATED

		Page No.

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements of Glenborough Realty Trust Incorporated (Unaudited):
	Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	3
	Consolidated Statements of Income for the nine months ended September 30, 2002 and 2001	4
	Consolidated Statements of Income for the three months ended September 30, 2002 and 2001	5
	Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2002	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	7-8
	Notes to Consolidated Financial Statements	9-20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-29
Item 3.	Qualitative and Quantitative Information About Market Risk	29
Item 4.	Controls and Procedures	30
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 6.	Exhibits and Reports on Form 8-K	30
SIGNATURES		31
EXHIBIT INDEX		34

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Rental properties, gross	$1,434,896	$1,338,022
Accumulated depreciation	(175,146)	(146,198)

Rental properties, net	1,259,750	1,191,824
Investments in land and development	101,704	98,105
Investments in unconsolidated operating joint ventures	8,730	8,089
Mortgage loans receivable	41,380	39,061
Cash and cash equivalents	2,046	4,410
Other assets	52,305	46,914

TOTAL ASSETS	$1,465,915	$1,388,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$633,631	$588,420
Unsecured bank line	106,606	64,594
Other liabilities	24,113	22,730

Total liabilities	764,350	675,744

Commitments and contingencies (Note 14)
Minority interest	64,230	66,509
Stockholders’ Equity:
Common stock, $0.001 par value, 27,710,580 and 26,938,804 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	28	27
Preferred stock, $0.001 par value, $25.00 liquidation preference, 10,097,800 shares issued and outstanding at September 30, 2002 and December 31, 2001	10	10
Additional paid-in capital	772,499	762,050
Deferred compensation	(1,077)	(945)
Distributions in excess of accumulated earnings	(134,125)	(114,992)

Total stockholders’ equity	637,335	646,150

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,465,915	$1,388,403

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
For the nine months ended September 30, 2002 and 2001
(in thousands, except share and per share amounts)
(Unaudited)

	2002	2001

REVENUE
Rental revenue	$143,470	$134,909
Fees and reimbursements from affiliates	2,715	5,301
Interest and other income	4,379	3,379
Equity in earnings of unconsolidated operating joint ventures	223	89

Total revenue	150,787	143,678

EXPENSES
Property operating expenses	43,239	39,866
General and administrative	7,830	8,425
Depreciation and amortization	37,776	33,257
Interest expense	28,186	26,515

Total expenses	117,031	108,063

Income before gain (loss) on sales of real estate assets, minority interest, discontinued operations and extraordinary item	33,756	35,615
Net gain (loss) on sales of real estate assets	—	2,883

Income before minority interest, discontinued operations and extraordinary item	33,756	38,498
Minority interest	(1,803)	(2,214)

Income before discontinued operations and extraordinary item	31,953	36,284
Discontinued operations (including net loss on sales of $443 in 2002)	(42)	(357)

Income before extraordinary item	31,911	35,927
Loss on early extinguishment of debt	(892)	(1,707)

Net income	31,019	34,220
Preferred dividends	(14,673)	(14,673)

Net income available to Common Stockholders	$16,346	$19,547

Basic Per Share Data:
Income available to Common Stockholders before extraordinary item and discontinued operations	$0.63	$0.80
Extraordinary item	(0.03)	(0.06)
Discontinued operations	—	(0.01)

Net income available to Common Stockholders	$0.60	$0.73

Basic weighted average shares outstanding	27,454,649	26,988,659

Diluted Per Share Data:
Income available to Common Stockholders before extraordinary item and discontinued operations	$0.62	$0.78
Extraordinary item	(0.03)	(0.06)
Discontinued operations	—	(0.01)

Net income available to Common Stockholders	$0.59	$0.71

Diluted weighted average shares outstanding	30,971,050	30,509,773

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended September 30, 2002 and 2001
(in thousands, except share and per share amounts)
(Unaudited)

	2002	2001

REVENUE
Rental revenue	$49,486	$47,038
Fees and reimbursements from affiliates	832	1,785
Interest and other income	776	628
Equity in earnings of unconsolidated operating joint ventures	100	38

Total revenue	51,194	49,489

EXPENSES
Property operating expenses	15,201	13,678
General and administrative	2,319	2,374
Depreciation and amortization	13,076	11,573
Interest expense	9,695	9,337

Total expenses	40,291	36,962

Income before gain (loss) on sales of real estate assets, minority interest, discontinued operations and extraordinary item	10,903	12,527
Net gain (loss) on sales of real estate assets	—	3,007

Income before minority interest, discontinued operations and extraordinary item	10,903	15,534
Minority interest	(400)	(996)

Income before discontinued operations and extraordinary item	10,503	14,538
Discontinued operations (including net loss on sales of $1,866 in 2002)	(1,892)	(177)

Income before extraordinary item	8,611	14,361
Loss on early extinguishment of debt	—	(682)

Net income	8,611	13,679
Preferred dividends	(4,891)	(4,891)

Net income available to Common Stockholders	$3,720	$8,788

Basic Per Share Data:
Income available to Common Stockholders before extraordinary item and discontinued operations	$0.20	$0.36
Extraordinary item	—	(0.02)
Discontinued operations	(0.07)	(0.01)

Net income available to Common Stockholders	$0.13	$0.33

Basic weighted average shares outstanding	27,710,517	26,984,208

Diluted Per Share Data:
Income available to Common Stockholders before extraordinary item and discontinued operations	$0.19	$0.35
Extraordinary item	—	(0.02)
Discontinued operations	(0.06)	(0.01)

Net income available to Common Stockholders	$0.13	$0.32

Diluted weighted average shares outstanding	31,174,544	30,588,078

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2002
(in thousands)
(Unaudited)

	Common Stock		Preferred Stock

					Additional	Deferred	Retained
		Par		Par	Paid-in	Compen-	Earnings
	Shares	Value	Shares	Value	Capital	sation	(Deficit)	Total

Balance at December 31, 2001	26,939	$27	10,098	$10	$762,050	$(945)	$(114,992)	$646,150
Exercise of stock options	791	1	—	—	10,737	—	—	10,738
Conversion of Operating Partnership units into common stock	—	—	—	—	109	—	—	109
Issuance of common stock to officers	13	—	—	—	277	(277)	—	—
Common stock repurchases	(32)	—	—	—	(674)	—	—	(674)
Amortization of deferred compensation	—	—	—	—	—	145	—	145
Unrealized loss on marketable securities	—	—	—	—	—	—	(157)	(157)
Dividends	—	—	—	—	—	—	(49,995)	(49,995)
Net income	—	—	—	—	—	—	31,019	31,019

Balance at September 30, 2002	27,711	$28	10,098	$10	$772,499	$(1,077)	$(134,125)	$637,335

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2002 and 2001
(in thousands)
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net income	$31,019	$34,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	38,553	34,879
Amortization of loan fees, included in interest expense (including discontinued operations)	1,584	1,143
Accrued interest on mortgage loans receivable	(2,319)	(2,541)
Minority interest in income from operations	1,803	2,214
Equity in earnings of unconsolidated operating joint ventures	(223)	(89)
Net (gain) loss on sales of real estate assets (included in discontinued operations in 2002)	443	(2,883)
Loss on early extinguishment of debt	892	1,707
Amortization of deferred compensation	145	156
Changes in certain assets and liabilities, net	(5,405)	(12,369)

Net cash provided by operating activities	66,492	56,437

Cash flows from investing activities:
Net proceeds from sales of rental property	50,194	69,329
Acquisitions of rental property	(125,216)	(51,575)
Payments for capital and tenant improvements	(20,133)	(16,506)
Investments in land and development	(17,205)	(30,593)
Investments in unconsolidated operating joint ventures	—	(86)

Net cash used for investing activities	(112,360)	(29,431)

Cash flows from financing activities:
Proceeds from borrowings	180,261	292,333
Repayment of borrowings	(92,070)	(358,815)
Prepayment penalties on loan payoffs	(799)	(844)
Distributions to minority interest holders	(3,984)	(3,846)
Dividends paid to common and preferred stockholders	(49,995)	(48,677)
Contributions from minority interest holders	27	110
Exercise of stock options	10,738	267
Repurchases of common stock	(674)	(749)

Net cash provided by/(used for) financing activities	43,504	(120,221)

Net decrease in cash and cash equivalents	(2,364)	(93,215)
Cash and cash equivalents at beginning of period	4,410	102,195

Cash and cash equivalents at end of period	$2,046	$8,980

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
For the nine months ended September 30, 2002 and 2001
(in thousands)
(Unaudited)

	2002	2001

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,919 and $3,619 in 2002 and 2001, respectively)	$26,837	$28,200

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Assumption of mortgage loans in acquisition of real estate	$3,882	$82,203

Transfer of real estate assets from investments in land and development and unconsolidated operating joint ventures	$9,414	$39,250

Acquisition of joint venture from development alliance	$427	$—

Disposition of real estate involving buyer’s assumption of mortgage loans	$4,850	$4,248

Note receivable from sale of investment in development	$3,775	$—

Conversion of Operating Partnership units into common stock, at market value on date of issuance	$109	$(1,135)

Unrealized loss on marketable securities	$(157)	$—

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2002

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

As of September 30, 2002, 27,710,580 shares of Common Stock and 10,097,800 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 3,068,463 shares of Common Stock issuable upon redemption of 3,068,463 partnership units in the Operating Partnership (as defined below), there would be 30,779,043 shares of Common Stock outstanding as of September 30, 2002. In 1999 and 2000, the Company’s Board of Directors authorized the repurchase of up to approximately 8.2 million shares of common stock and approximately 1.7 million shares of preferred stock. As of September 30, 2002, 6,179,316 shares of Common Stock and 1,402,200 shares of Preferred Stock have been repurchased at a total cost of approximately $124 million.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and an 89.02% limited partner interest at September 30, 2002, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of September 30, 2002, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 79 real estate projects.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of September 30, 2002 and December 31, 2001, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the nine months ended September 30, 2002 and 2001. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of September 30, 2002, and for the period then ended.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2002

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
September 30, 2002

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

Depreciation is provided using the straight line method over the useful lives of the respective assets. The useful lives are as follows:

Buildings and Improvements	5 to 40 years
Tenant Improvements	Term of the related lease
Furniture and Equipment	5 to 7 years

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2002

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities (included in other liabilities), recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates that the Company would be able to obtain for mortgage loans to third parties with similar terms, the carrying value of the Company’s mortgage loans receivable approximates fair value. Based on interest rates available to the Company for debt with comparable maturities, the carrying value of the Company’s notes payable approximates fair value.

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

At September 30, 2002, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed in Note 9.

Deferred Financing and Other Fees

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related notes payable or leases and are included in other assets.

Minority Interest

Minority interest represents the 9.98% and 10.23% limited partner interests in the Operating Partnership not held by the Company at September 30, 2002 and December 31, 2001, respectively.

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

For the nine months ended September 30, 2002 and 2001, no tenants represented 10% or more of rental revenue of the Company.

Fee and reimbursement revenue consists of property management fees, asset management fees, and transaction fees from the acquisition, disposition, refinancing, leasing and construction supervision of real estate for unconsolidated affiliates.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2002

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

Income Taxes

The Company has elected to be taxed as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A real estate investment trust is generally not subject to federal income tax on that portion of its real estate investment trust taxable income (“Taxable Income”) that is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and other requirements are met.

Reference to 2001 Audited Financial Statements

These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2001 audited financial statements.

Note 3. ACQUISITIONS OF RENTAL PROPERTY

In the third quarter of 2002, the Company acquired the Aventine, a 240,000 square foot multi-tenant office building located in La Jolla, California. The total acquisition cost of approximately $75 million was funded with a new $50 million dollar loan (as discussed in Note 9) and draws on the Credit Facility (as defined in Note 9).

In the third quarter of 2002, from one of its development alliances, the Company acquired Gateway Office Four, a 63,000 square foot office property located in Denver, Colorado. The total acquisition cost of approximately $5.6 million was funded with proceeds from a tax-deferred exchange, a draw on the Credit Facility (as defined in Note 9) and the assumption of approximately $3.9 million in debt (as discussed in Note 9).

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

Note 4. DISPOSITIONS OF RENTAL PROPERTY

In the second and third quarters of 2002, the Company sold four properties, including one multifamily, one retail and two industrial. These assets were sold for an aggregate sales price of $56.3 million and generated a net loss of approximately $443,000.

The four properties sold in 2002 were:

			Date of	Building	Total Square
Property	Type	Location	Sale	Count	Footage/Units

Springs of Indian Creek	Multifamily	Carrollton, TX	4/25/02	1	519 units
Cross Creek Retail Centre	Retail	Indianapolis, IN	5/16/02	1	76,908 sf
Southworth-Milton	Industrial	Milford, MA	6/6/02	1	146,125 sf
Winnetka Industrial
Center	Industrial	Crystal, MN	8/14/02	1	188,260 sf

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2002

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2002(1)	2001	2002(1)	2001

Rental revenue	$76	$1,701	$3,069	$5,444

Property operating expenses	74	868	1,364	2,476
Depreciation and amortization	28	492	777	1,622
Interest expense	—	518	527	1,703

Total expenses	102	1,878	2,668	5,801

Income/(loss) before net gain (loss) on sales of real estate	(26)	(177)	401	(357)
Net gain (loss) on sales of real estate	(1,866)	—	(443)	—

Discontinued operations	$(1,892)	$(177)	$(42)	$(357)

(1) Reflects 2002 operations through date of sale.

Note 5. INVESTMENTS IN LAND AND DEVELOPMENT

The Company is independently developing approximately 371,000 square feet of commercial property in California, New Jersey and Maryland. As of September 30, 2002, the Company had invested approximately $37.4 million in these projects. Additionally, the Company has approximately 119 acres of land with a book value of approximately $24.5 million as of September 30, 2002. This land has potential for future development of approximately 1,355,000 square feet of office space. The Company is obligated to fund approximately $2.1 million to these developments in 2002. The loans secured by certain of these development properties contain recourse provisions to the Company in the aggregate amount of $25.9 million; however, some of the loans were not fully drawn as of September 30, 2002.

The Company is currently involved in a number of alliances for the development of approximately 933,000 square feet of commercial and mixed-use properties in California and Colorado. The alliances grant the Company certain rights to purchase the properties upon completion of development. As of September 30, 2002, the Company had invested approximately $39.8 million in these alliances. In addition, the Company has acquired properties from them aggregating approximately $119.8 million since 1999. The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under these alliances, the Company has provided an aggregate of $36.7 million in debt guarantees; however, some of the loans were not fully drawn as of September 30, 2002.

Note 6. INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company’s investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings (losses). Distributions are recorded as a reduction of the Company’s investment.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2002

The Company’s investments in unconsolidated operating joint ventures consist of the following as of September 30, 2002 and December 31, 2001 (dollars in thousands):

	Ownership	Property	Square	Property
Joint Venture	Interest	Location	Footage	Type	2002	2001

Rincon Center I & II	10%	San Francisco, California	741,000	Mixed-Use	$4,139	$4,045
2000 Corporate Ridge	10%	McLean, Virginia	256,000	Office	4,165	4,044
Gateway Retail I	50%	Denver, Colorado	11,000	Retail	426	—

					$8,730	$8,089

During the first quarter of 2002, Gateway Retail I, an 11,000 square foot retail property partially owned through one of the Company’s development alliances, commenced operations and was reclassified from Investments in Land and Development. This property is being accounted for using the equity method.

Note 7. MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage of approximately $41.4 million, including accrued interest, at September 30, 2002, secured by land at Gateway Park in Aurora, Colorado. The loan bears interest at a fixed rate of 13% and matures in July 2005. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 5 million square feet of office and industrial space over the next ten years.

Note 8. OTHER ASSETS

As of September 30, 2002 and December 31, 2001, other assets on the consolidated balance sheets consist of the following (in thousands):

	2002	2001

Accounts receivable, net	$2,575	$3,011
Straight-line rent receivable, net	6,199	2,395
Prepaid expenses	3,855	4,188
Impound accounts	3,871	4,901
Note receivable	3,775	—
Deferred leasing and financing costs, net	24,246	22,983
Investment in management contracts	2,508	2,963
Corporate office fixed assets, net	2,741	2,936
Marketable securities, at fair value	2,305	3,157
Other	230	380

Total other assets	$52,305	$46,914

Note 9. SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans and bank lines outstanding as of September 30, 2002 and December 31, 2001 (dollars in thousands):

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2002

	2002	2001

Secured loans with various lenders, bearing interest at fixed rates between 6.77% and 8.14%, with monthly principal and interest payments ranging between $19 and $345 and maturing at various dates through July 1, 2008. These loans are secured by properties with an aggregate net carrying value of $384,290 and $403,982 at September 30, 2002 and December 31, 2001, respectively	$252,212	$267,728

Secured loans with various lenders, bearing interest at variable rates ranging between 3.81% and 4.31% at September 30, 2002, and 4.12% and 4.37% at December 31, 2001, and maturing at various dates through August 27, 2004. These loans are secured by properties with an aggregate net carrying value of $258,613 and $158,069 at September 30, 2002 and December 31, 2001, respectively	161,533	99,247

Secured loan with an insurance company, net of unamortized discount of $1,878 and $2,110 at September 30, 2002 and December 31, 2001, respectively. The loan has a fixed interest rate of 6.125%, a November 10, 2008 maturity date, and requires monthly principal and interest payments of $754. This loan is secured by properties with an aggregate net carrying value of $209,677 and $210,928 at September 30, 2002 and December 31, 2001, respectively	115,061	116,133

Secured loan with an insurance company, net of unamortized discount of $854 and $959 at September 30, 2002 and December 31, 2001, respectively. The loan has both a fixed rate and a variable rate component. The fixed rate component of $52,325 bears interest at 6.125%, matures on November 10, 2008, and requires monthly principal and interest payments of $343. An additional variable rate financing of $52,500 was entered into in December 2001 and bears interest at a floating rate of 30-day LIBOR plus 3.25% (5.06% and 5.12% at September 30, 2002 and December 31, 2001, respectively), matures on December 11, 2004, and requires monthly interest-only payments. The loans are cross-collateralized and are secured by properties with an aggregate net carrying value of $166,925 and $167,563 at September 30, 2002 and December 31, 2001, respectively
	104,825	105,312

Total mortgage loans	633,631	588,420

Unsecured $180,000 line of credit with a group of commercial banks (“Credit Facility”) with a variable interest rate of 30-day LIBOR plus 1.525% at September 30, 2002 and 30-day LIBOR plus 1.625% at December 31, 2001 (3.34% and 3.50% at September 30, 2002 and December 31, 2001, respectively), monthly interest only payments and a maturity date of September 19, 2005, with one one-year extension option	106,606	64,594

Total secured and unsecured liabilities	$740,237	$653,014

In the third quarter of 2002, in order to finance the acquisition of the Aventine (as discussed in Note 3), the Company obtained a $50 million loan. The loan has an initial maturity date of August 27, 2004, with a one-year

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2002

extension option, and bears interest at the floating rate of 30-day LIBOR plus 2%. The interest rate on this loan at September 30, 2002, was 3.81%.

In the third quarter of 2002, in connection with the acquisition of Gateway Office Four (as discussed in Note 3), the Company assumed a $3.9 million loan. The loan has an initial maturity date of April 1, 2003, with three 6-month extension options, and bears interest at the floating rate of 30-day LIBOR plus 2%. The interest rate on this loan at September 30, 2002, was 3.81%.

In the second quarter of 2002, related to the sale of three properties (as discussed in Note 4), approximately $37.1 million of the Company’s mortgage loans were paid off or assumed by the buyer. In connection with the payoffs and assumptions, the Company recognized a net loss on early extinguishment of debt of $892,000. This loss consists of the write-off of unamortized original issuance costs and prepayment penalties and is included in the net loss on early extinguishment of debt in the Company’s consolidated statement of income for the nine months ended September 30, 2002, as discussed in Note 10 below.

In the first quarter of 2002, in connection with the acquisition of First Financial Plaza (as discussed in Note 3), the Company obtained a $32.55 million loan. The loan has an initial maturity date of March 31, 2004, with a one-year extension option, and bears interest at the floating rate of 30-day LIBOR plus 2.25%. The interest rate on this loan at September 30, 2002, was 4.06%.

In the fourth quarter of 2001, the Company closed a $52.5 million secured loan with an insurance company (“Secured Financing”). The Secured Financing bears interest at a floating rate of 30-day LIBOR plus 3.25% (5.06% and 5.12% at September 30, 2002 and December 31, 2001, respectively) and has an initial maturity of December 11, 2004, with two one-year extension options. In connection with the Secured Financing, the Company entered into an interest rate cap agreement to hedge increases in 30-day LIBOR rates above a specified level. The agreement is for a term concurrent with the Secured Financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the Secured Financing, and caps 30-day LIBOR to a maximum of 6%. As of September 30, 2002 and December 31, 2001, the 30-day LIBOR rate was 1.81% and 1.87%, respectively. The Company paid a $594,000 fee at the inception of the cap agreement which is being amortized as additional interest expense over the life of the agreement.

Outstanding borrowings under the Credit Facility increased from $64,594,000 at December 31, 2001, to $106,606,000 at September 30, 2002. The increase was due to draws totaling $93,112,000 for the acquisition of properties (as discussed in Note 3), stock repurchases and development advances, offset by pay downs totaling $51,100,000 generated from the sales of properties, proceeds of stock option exercises and cash flow from operations. In September 2002, the maturity date on the Credit Facility was extended from June 2003 to September 2005, with one one-year extension option. The extended term carries an interest rate structure that is approximately 10 basis points below the previous rate. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company has been in compliance during the first nine months of 2002 and remains in compliance at September 30, 2002.

Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of September 30, 2002, are as follows (in thousands). Included in the year ending December 31, 2005, is the Credit Facility balance of $106,606 which has an initial maturity of September 19, 2005.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2002

Year Ending
December 31,
2002	$44,292
2003	76,886
2004	144,590
2005	131,310
2006	106,502
Thereafter	236,657

Total	$740,237

Note 10. LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with various loan payoffs related to property sales, the Company recorded a loss on early extinguishment of debt of $892,000 for the nine months ended September 30, 2002. This loss consists of the write-off of unamortized original issuance costs and prepayment penalties and is included in the loss on early extinguishment of debt in the Company’s consolidated statement of income for the nine months ended September 30, 2002.

In connection with various loan payoffs, the Company recorded a loss on early extinguishment of debt of $1,707,000 for the nine months ended September 30, 2001. This loss consists of the write-off of unamortized original issuance costs and prepayment penalties.

Note 11. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $2,715,000 and $5,301,000 for the nine months ended September 30, 2002 and 2001, respectively, and consisted of property management fees, asset management fees and other fee income.

Note 12. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income available to common Stockholders — Basic	$3,720	$8,788	$16,346	$19,547
Minority interest	400	996	1,803	2,214

Net income available to common Stockholders — Diluted	$4,120	$9,784	$18,149	$21,761

Weighted average shares:
Basic	27,710,517	26,984,208	27,454,649	26,988,659
Stock options	395,564	531,137	447,938	448,294
Convertible Operating Partnership Units	3,068,463	3,072,733	3,068,463	3,072,820

Diluted	31,174,544	30,588,078	30,971,050	30,509,773

Basic earnings per share	$0.13	$0.33	$0.60	$0.73
Diluted earnings per share	$0.13	$0.32	$0.59	$0.71

The preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented. Options to purchase 2,936,513 and 2,884,139 shares of the Company’s common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2002

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2002

because their exercise prices were greater than the average market price of the Company’s common stock of $20.39 and $21.15 per share, respectively. Options to purchase 3,197,049 and 3,279,892 shares of the Company’s common stock for the three and nine months ended September 30, 2001 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock of $19.48 and $18.52 per share, respectively.

Note 13. SEGMENT INFORMATION

During the nine months ended September 30, 2002 and 2001, the Company owned a portfolio of properties comprised primarily of two product types: office and industrial. Each of these product types represents a reportable segment with distinct uses and tenant types that require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Company for its reportable segments (excluding discontinued operations) as of and for the nine months ended September 30, 2002 and 2001 is as follows (in thousands):

	Office	Industrial	Other	Total

2002
Rental revenue	$113,320	$27,616	$2,534	$143,470
Property operating expenses	39,845	6,139	1,575	47,559

Net operating income (NOI)	$73,475	$21,477	$959	$95,911

Rental properties, net	$976,874	$263,781	$19,095	$1,259,750

2001
Rental revenue	$102,643	$27,907	$4,359	$134,909
Property operating expenses	36,300	5,940	1,598	43,838

Net operating income (NOI)	$73,475	$21,477	$959	$95,911

Rental properties, net	$802,867	$287,639	$88,831	$1,179,337

The following is a reconciliation of segment revenues and income to consolidated revenues and income for the periods presented above (in thousands):

	2002	2001

Revenues
Total revenue for reportable segments	$143,470	$134,909
Other revenue (1)	7,317	8,769

Total consolidated revenues	$150,787	$143,678

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
September 30, 2002

	2002	2001

Net Income
NOI for reportable segments	$95,911	$91,071
Elimination of internal property management fees	4,320	3,972
Unallocated amounts:
Other revenue (1)	7,317	8,769
General and administrative expenses	(7,830)	(8,425)
Depreciation and amortization	(37,776)	(33,257)
Interest expense	(28,186)	(26,515)

Income before gain (loss) on sales of real estate assets, minority interest, discontinued operations and extraordinary item	$33,756	$35,615

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

Note 15. SUBSEQUENT EVENTS

In October and November of 2002, the Company sold two industrial properties for an aggregate sales price of $7.1 million. The net proceeds from the sales were used to pay down the Company’s Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) with a portfolio of 79 primarily office and industrial properties, including 3 operating joint ventures, as of September 30, 2002. The portfolio encompasses approximately 14 million square feet in 17 metropolitan markets. The Company is currently focusing on high-quality multi-tenant office properties in the following core markets: Northern New Jersey, Washington D.C., Boston, Northern California, Chicago, Southern California and Denver. The Company also participates in several alliances to develop property for both its own portfolio and for sale to third parties.

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

Results of Operations

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001.

Rental Revenue. Rental revenue increased $8,561,000, or 6%, to $143,470,000 for the nine months ended September 30, 2002 from $134,909,000 for the nine months ended September 30, 2001. This change primarily resulted from property acquisitions, net of dispositions and an increase in straight-line rents.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the unconsolidated operating and development joint ventures and the Rancon Partnerships. This revenue decreased $2,586,000, or 49%, to $2,715,000 for the nine months ended September 30, 2002, from $5,301,000 for the nine months ended September 30, 2001, primarily due to higher development and acquisition fees from several development projects, a financing fee and distributions from the Rancon Partnerships, and property management, asset management and leasing fees from a joint venture, received in the first nine months of 2001.

Interest and Other Income. Interest and other income increased $1,000,000, or 30%, to $4,379,000 for the nine months ended September 30, 2002, from $3,379,000 for the nine months ended September 30, 2001. The increase was primarily due to interest income earned from the sale of a development project mezzanine loan in the first quarter of 2002 and interest income earned on a note receivable which arose out of that sale, offset by interest income earned on escrow deposits in the first nine months of 2001.

Equity in Earnings of Unconsolidated Operating Joint Ventures. Equity in earnings of unconsolidated operating joint ventures increased $134,000, or 151%, to $223,000 for the nine months ended September 30, 2002, from $89,000 for the nine months ended September 30, 2001, due to increases in net operating income at two joint ventures in the first nine months of 2002 and startup losses recognized during the first six months of 2001 for a development joint venture which was later sold in 2001.

Property Operating Expenses. Property operating expenses increased $3,373,000, or 8%, to $43,239,000 for the nine months ended September 30, 2002, from $39,866,000 for the nine months ended September 30, 2001, primarily due to property acquisitions, net of dispositions, partially offset by reductions in snow removal and utility expenses in the first quarter of 2002 as compared to the same period in 2001.

General and Administrative Expenses. General and administrative expenses decreased $595,000, or 7%, to $7,830,000 for the nine months ended September 30, 2002, from $8,425,000 for the nine months ended September 30, 2001. The decrease was primarily due to reductions in incentive compensation and travel costs during the nine months ended September 30, 2002.

Depreciation and Amortization. Depreciation and amortization increased $4,519,000, or 14%, to $37,776,000 for the nine months ended September 30, 2002, from $33,257,000 for the nine months ended September 30, 2001. This increase is due to property acquisitions, net of dispositions and depreciation of capital improvements.

Interest Expense. Interest expense increased $1,671,000, or 6%, to $28,186,000 for the nine months ended September 30, 2002, from $26,515,000 for the nine months ended September 30, 2001. This increase is primarily due to an increase in debt as a result of property acquisitions offset by decreases in variable interest rates.

Net Gain on Sales of Real Estate Assets. Beginning in 2002, gains and losses on sales of real estate assets are included as a component of discontinued operations. The net gain on sales of real estate assets of $2,883,000 during the nine months ended September 30, 2001, primarily resulted from the sale of four office, two industrial and four retail properties from the Company’s portfolio in 2001.

Discontinued Operations. Beginning in 2002, gains and losses on sales of real estate assets are included as a component of discontinued operations. The results of discontinued operations increased $315,000 to a loss of $42,000 for the nine months ended September 30, 2002, from a loss of $357,000 for the nine months ended September 30, 2001. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gains and (losses) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued operations” for all periods presented. The results of properties sold in periods prior to 2002 are included in continuing operations.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $892,000 during the nine months ended September 30, 2002, consists of losses due to the writeoff of unamortized original issuance costs and prepayment penalties in connection with loan payoffs due to property sales in the second quarter of 2002. Loss on early extinguishment of debt of $1,707,000 during the nine months ended September 30, 2001, consists of losses due to the writeoff of unamortized original issuance costs in connection with the pay off of an unsecured term loan and prepayment penalties on the refinancing of other debt.

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001.

Rental Revenue. Rental revenue increased $2,448,000, or 5%, to $49,486,000 for the three months ended September 30, 2002 from $47,038,000 for the three months ended September 30, 2001. This change primarily resulted from property acquisitions, net of dispositions and an increase in straight-line rents.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to the Company under property and asset management agreements with the unconsolidated operating and development joint ventures and the Rancon Partnerships. This revenue decreased $953,000, or 53%, to $832,000 for the three months ended September 30, 2002, from $1,785,000 for the three months ended September 30, 2001, primarily due to development and acquisition fees received from several development projects in the third quarter of 2001.

Interest and Other Income. Interest and other income increased $148,000, or 24%, to $776,000 for the three months ended September 30, 2002, from $628,000 for the three months ended September 30, 2001. The increase was primarily due to interest income earned on a note receivable which arose out of the sale of a development project mezzanine loan in the first quarter of 2002 and interest income earned on a development project mezzanine loan in the third quarter of 2002.

Equity in Earnings of Unconsolidated Operating Joint Ventures. Equity in earnings of unconsolidated operating joint ventures increased $62,000, or 163%, to $100,000 for the three months ended September 30, 2002, from $38,000 for the three months ended September 30, 2001, due to increases in net operating income at two joint ventures.

Property Operating Expenses. Property operating expenses increased $1,523,000, or 11%, to $15,201,000 for the three months ended September 30, 2002, from $13,678,000 for the three months ended September 30, 2001, primarily due to property acquisitions, net of dispositions.

General and Administrative Expenses. General and administrative expenses did not change significantly with a decrease of $55,000, or 2%, to $2,319,000 for the three months ended September 30, 2002, from $2,374,000 for the three months ended September 30, 2001.

Depreciation and Amortization. Depreciation and amortization increased $1,503,000, or 13%, to $13,076,000 for the three months ended September 30, 2002, from $11,573,000 for the three months ended September 30, 2001. This increase is due to property acquisitions, net of dispositions and depreciation of capital improvements.

Interest Expense. Interest expense increased $358,000, or 4%, to $9,695,000 for the three months ended September 30, 2002, from $9,337,000 for the three months ended September 30, 2001. This increase is primarily due to an increase in debt as a result of property acquisitions offset by decreases in variable interest rates.

Net Gain on Sales of Real Estate Assets. Beginning in 2002, gains and losses on sales of real estate assets are included as a component of discontinued operations. The net gain on sales of real estate assets of $3,007,000 during the three months ended September 30, 2001, primarily resulted from the sale of three office and one industrial property from the Company’s portfolio in the third quarter of 2001.

Discontinued Operations. Beginning in 2002, gains and losses on sales of real estate assets are included as a component of discontinued operations. The results of discontinued operations decreased $1,715,000 to a loss of $1,892,000 for the three months ended September 30, 2002, from a loss of $177,000 for the three months ended September 30, 2001. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gains and (losses) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued operations” for all periods presented. The results of properties sold in periods prior to 2002 are included in continuing operations.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt of $682,000 during the three months ended September 30, 2001, consists of losses due to prepayment penalties in connection with various debt refinancings.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2002, cash provided by operating activities was $66,492,000 as compared to $56,437,000 for the same period in 2001. The increase is primarily due to timing of payments and changes in receivables and other assets and deduction of the net gain on sale of real estate assets during the nine months ended September 30, 2001. Cash used for investing activities was $112,360,000 for the nine months ended September 30, 2002, as compared to $29,431,000 for the same period in 2001. The change is primarily due to an increase in cash used for real estate acquisitions. Cash provided by financing activities was $43,504,000 for the nine months ended September 30, 2002, as compared to $120,221,000 of cash used for financing activities for the same period in 2001. The change was primarily due to a decrease in cash used for the repayment of debt and an increase in proceeds from the exercise of stock options, offset by a decrease in proceeds from new debt.

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

Investments in Land and Development

The Company is independently developing approximately 371,000 square feet of commercial property in California, New Jersey and Maryland. As of September 30, 2002, the Company had invested approximately $37.4 million in these projects. Additionally, the Company has approximately 119 acres of land with a book value of approximately $24.5 million as of September 30, 2002. This land has potential for future development of approximately 1,355,000 square feet of office space. The Company is obligated to fund approximately $2.1 million to these developments in 2002. The loans secured by certain of these development properties contain recourse provisions to the Company in the aggregate amount of $25.9 million; however, some of the loans were not fully drawn as of September 30, 2002.

The Company is currently involved in a number of alliances for the development of approximately 933,000 square feet of commercial and mixed-use properties in California and Colorado. The alliances grant the Company certain rights to purchase the properties upon completion of development. As of September 30, 2002, the Company had invested approximately $39.8 million in these alliances. In addition, the Company has acquired properties from them aggregating approximately $119.8 million since 1999. The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under these alliances, the Company has provided an aggregate of $36.7 million in debt guarantees; however, some of the loans were not fully drawn as of September 30, 2002.

Investments in Unconsolidated Operating Joint Ventures

Investments in unconsolidated operating joint ventures increased from $8,089,000 at December 31, 2001, to $8,730,000 at September 30, 2002. This increase was primarily due to the completion of an 11,000 square foot retail property, partially owned through one of the Company’s development alliances, which was placed in service upon commencement of operations in the first quarter of 2002. In addition, the increase was also due to the Company’s equity interests in the joint ventures’ earnings during the first nine months of 2002.

Mortgage Loans Receivable

Mortgage loans receivable increased from $39,061,000 at December 31, 2001, to $41,380,000 at September 30, 2002. This increase was due to accrued interest on a loan made by the Company under a development alliance, net of repayments.

Secured and Unsecured Financing

Mortgage loans payable increased from $588,420,000 at December 31, 2001, to $633,631,000 at September 30, 2002. This increase resulted from $86,432,000 in new mortgage loans in connection with property acquisitions (discussed below) and $4,598,000 of draws on construction loans, offset by loan payoffs of $37,074,000 due to property sales (discussed below) and decreases of $8,745,000 due to scheduled principal payments on other debt.

In the third quarter of 2002, in order to finance the acquisition of the Aventine, a 240,000 square foot multi-tenant office building located in La Jolla, California, the Company obtained a $50 million loan. The loan has an initial maturity date of August 27, 2004, with a one-year extension option, and bears interest at the floating rate of 30-day LIBOR plus 2%. The interest rate on this loan at September 30, 2002, was 3.81%.

In the third quarter of 2002, in connection with the acquisition of Gateway Office Four, a 63,000 square foot office property located in Denver, Colorado, the Company assumed a $3.9 million loan. The loan has an initial maturity date of April 1, 2003, with three 6-month extension options, and bears interest at the floating rate of 30-day LIBOR plus 2%. The interest rate on this loan at September 30, 2002, was 3.81%.

In the second quarter of 2002, related to the sale of three properties, approximately $37.1 million of the Company’s mortgage loans were paid off or assumed by the buyer. In connection with the payoffs and assumptions, the Company recognized a net loss on early extinguishment of debt of $892,000 for the nine months ended September 30, 2002.

In the first quarter of 2002, in connection with the acquisition of First Financial Plaza, a 223,000 square foot multi-tenant office building located in Encino, California, the Company obtained a $32.55 million loan. The loan has an initial maturity date of March 31, 2004, with a one-year extension option, and bears interest at the floating rate of 30-day LIBOR plus 2.25%. The interest rate on this loan at September 30, 2002, was 4.06%.

In the fourth quarter of 2001, the Company closed a $52.5 million secured loan with an insurance company (“Secured Financing”). The Secured Financing bears interest at a floating rate of 30-day LIBOR plus 3.25% (5.06% and 5.12% at September 30, 2002 and December 31, 2001, respectively) and has an initial maturity of December 11, 2004, with two one-year extension options. In connection with the Secured Financing, the Company entered into an interest rate cap agreement to hedge increases in 30-day LIBOR rates above a specified level. The agreement is for a term concurrent with the Secured Financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the Secured Financing, and caps 30-day LIBOR to a maximum of 6%. As of September 30, 2002 and December 31, 2001, the 30-day LIBOR rate was 1.81% and 1.87%, respectively. The Company paid a $594,000 fee at the inception of the cap agreement which is being amortized as additional interest expense over the life of the agreement.

Outstanding borrowings under the Credit Facility increased from $64,594,000 at December 31, 2001, to $106,606,000 at September 30, 2002. The increase was due to draws totaling $93,112,000 for property acquisitions (as discussed above), stock repurchases and development advances, offset by pay downs totaling $51,100,000 generated from sales of properties, proceeds of stock option exercises and cash flow from operations. In September 2002, the maturity date on the Credit Facility was extended from June 2003 to September 2005, with one one-year extension option. The extended term carries an interest rate structure that is approximately 10 basis points below the previous rate. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company has been in compliance during the first nine months of 2002 and remains in compliance at September 30, 2002.

Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

At September 30, 2002, the Company’s total indebtedness included fixed-rate debt of $419,598,000 and floating-rate debt of $320,639,000. The Company’s ratio of total debt to gross book assets was approximately 45% at September 30, 2002.

At September 30, 2002, approximately 43% of the Company’s outstanding debt, including amounts borrowed under the Credit Facility, was subject to variable rates. The Company may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings. It is not the Company’s policy to engage in hedging activities for speculative purposes. At September 30, 2002, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed above.

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

Stock Repurchases

In 1999, the Company’s Board of Directors authorized the Company to repurchase up to 6.2 million shares of its outstanding Common Stock. This represented approximately 20% of the Company’s total outstanding Common Stock. In connection with the sale of 36 multifamily properties in December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of September 30, 2002, 6,179,316 common shares have been repurchased for a total cost of approximately $103,045,000; this represents approximately 75% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, the Company announced that its Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of September 30, 2002, 1,402,200 preferred shares have been repurchased for a total cost of approximately $21,037,000; this represents approximately 41% of the expanded repurchase authorization and approximately 12% of Preferred Stock outstanding when the repurchase program began. Future stock repurchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

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

The Company’s status as a real estate investment trust (REIT)

The Company has elected to be taxed as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A real estate investment trust is generally not subject to federal income tax on that portion of its real estate investment trust taxable income (“Taxable Income”) that is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and other requirements are met. Management believes that the Company has complied with all requirements to qualify as a REIT for the nine months ended September 30, 2002 and 2001. Accordingly, no provision for income taxes is included in its consolidated financial statements.

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

The following table sets forth the Company’s calculation of FFO and CAD for the three months ended March 31, June 30 and September 30, 2002, and the nine months ended September 30, 2002 (in thousands, except weighted average shares and per share amounts):

	March 31,	June 30,	Sept. 30,	YTD
	2002	2002	2002	2002

Income before gain (loss) on sales of real estate assets, minority interest, discontinued operations and extraordinary item	$11,069	$11,784	$10,903	$33,756
Preferred dividends	(4,891)	(4,891)	(4,891)	(14,673)
Depreciation and amortization (1)	11,579	12,477	12,741	36,797
Net income (loss) from discontinued operations	273	1,577	(1,892)	(42)
Deduct net (gain) loss on sales of real estate assets	—	(1,423)	1,866	443
Depreciation and amortization from discontinued operations	498	251	28	777
Adjustment to reflect FFO of Unconsolidated Operating Joint Ventures (2)	102	100	116	318

FFO	$18,630	$19,875	$18,871	$57,376

	March 31,	June 30,	Sept. 30,	YTD
	2002	2002	2002	2002

Amortization of deferred financing fees	484	509	591	1,584
Adjustment for straight line rents	(772)	(1,532)	(1,515)	(3,819)
Capital expenditures	(4,392)	(4,315)	(3,641)	(12,348)

CAD	$13,950	$14,537	$14,306	$42,793

Distributions per share (3)	$0.43	$0.43	$0.43	$1.29

Diluted weighted average shares outstanding	30,540,254	31,250,154	31,174,544	30,971,050

(1)	Excludes non-real estate depreciation and amortization.

(2)	Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to the Company. The Company’s investments in the joint ventures are accounted for using the equity method of accounting.

(3)	The distributions for the three months ended September 30, 2002, were paid on October 15, 2002.

The following table sets forth the Company’s calculation of FFO and CAD for the three months ended March 31, June 30 and September 30, 2001, and the nine months ended September 30, 2001 (in thousands, except weighted average shares and per share amounts):

	March 31,	June 30,	Sept. 30,	YTD
	2001	2001	2001	2001

Income before gain (loss) on sales of real estate assets, minority interest, discontinued operations and extraordinary item	$11,232	$11,856	$12,527	$35,615
Preferred dividends	(4,891)	(4,891)	(4,891)	(14,673)
Depreciation and amortization (1)	10,231	10,835	11,258	32,324
Net income (loss) from discontinued operations	96	(276)	(177)	(357)
Depreciation and amortization from discontinued operations	348	782	492	1,622
Adjustment for straight-line rents	—	(793)	(777)	(1,570)
Adjustment to reflect FFO of Unconsolidated Operating Joint Ventures (2)	247	158	96	501

FFO	$17,263	$17,671	$18,528	$53,462

Amortization of deferred financing fees	387	347	409	1,143
Capital expenditures	(2,966)	(2,924)	(5,260)	(11,150)

CAD	$14,684	$15,094	$13,677	$43,455

Distributions per share	$0.42	$0.42	$0.42	$1.26

Diluted weighted average shares outstanding	30,476,401	30,467,322	30,588,078	30,509,773

(1)	Excludes non-real estate depreciation and amortization.

(2)	Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to the Company. The Company’s investments in the joint ventures are accounted for using the equity method of accounting.

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

It is the Company’s policy to manage its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, the Company has also entered into variable rate debt arrangements. Approximately 43% and 33% of the Company’s outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates at September 30, 2002 and December 31, 2001, respectively. In addition, the average interest rate on the Company’s debt decreased from 5.95% at December 31, 2001 to 5.56% at September 30, 2002. The Company reviews interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. The Company does not have any other material market-sensitive financial instruments. It is not the Company’s policy to engage in hedging activities for speculative or trading purposes.

The Company may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where management believes the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, the Company is entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, the Company makes payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At September 30, 2002, the Company was not a party to any forward interest rate or similar agreements other than the interest rate cap contract entered into in December 2001 as discussed above.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date

								Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value

	(in thousands)
Secured Fixed	$6,152	$36,043	$9,540	$24,704	$106,502	$236,657	$419,598	$419,598
Average interest rate	7.63%	7.63%	7.06%	7.12%	6.82%	6.53%	6.76%
Secured Variable	$38,140	$40,843	$135,050	$—	$—	$—	$214,033	$214,033
Average interest rate	4.20%	4.23%	4.36%	—	—	—	4.30%
Unsecured Variable	$—	$—	$—	$106,606	$—	$—	$106,606	$106,606
Average interest rate	—	—	—	3.34%	—	—	3.34%

The Company believes that the interest rates given in the table for fixed rate borrowings approximate the rates the Company could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at September 30, 2002.

A change of 1/8% in the index rate to which the Company’s variable rate debt is tied would change the annual interest incurred by the Company by approximately $401,000, based upon the balances outstanding on variable rate instruments at September 30, 2002.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and it’s consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2002.

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

GLENBOROUGH REALTY TRUST INCORPORATED

	By:	Glenborough Realty Trust Incorporated,

Date: November 8, 2002		/s/ Andrew Batinovich

Andrew Batinovich Director, President and Chief Operating Officer

Date: November 8, 2002	/s/ Stephen Saul

Stephen Saul Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2002	/s/ Brian Peay

Brian Peay Vice President, Finance and Accounting (Principal Accounting Officer)

I, ROBERT BATINOVICH, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Glenborough Realty Trust Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Robert Batinovich

Chairman and Chief Executive Officer

I, STEPHEN R. SAUL, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Glenborough Realty Trust Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Stephen R. Saul

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title

11.01	Statement re: Computation of Per Share Earnings is shown in Note 12 of the Consolidated Financial Statements of the Company in Item 1.
12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.