Form 10-K
period 2002-12-31
GLENBOROUGH REALTY TRUST INC
filed 2003-03-28
CIK 929454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

OR

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14162

GLENBOROUGH REALTY TRUST INCORPORATED

(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	94-3211970 (I.R.S. Employer Identification No.)

400 South El Camino Real, Suite 1100 San Mateo, California - (650) 343-9300 (Address of principal executive offices and telephone number)	94402-1708 (Zip Code)

Securities registered under Section 12(b) of the Act:

Name of Exchange
Title of each class:	on which registered:
Common Stock, $.001 par value 7 3/4% Series A Convertible Preferred Stock, $.001 par value	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X] No [  ]

     As of June 28, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $616,000,000. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

     As of March 14, 2003, 27,792,331 shares of Common Stock ($.001 par value) and 10,092,800 shares of 7 3/4% Series A Convertible Preferred Stock ($.001 par value, $25 per share liquidation value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Portions of the Registrant’s definitive proxy statement to be issued in conjunction with the Registrant’s annual stockholder’s meeting to be held on May 7, 2003.

EXHIBITS: The index of exhibits is contained in Part IV herein on page number 73.

PART I

Item 1.     Business

General Description of Business

Glenborough Realty Trust Incorporated is a self-administered and self-managed real estate investment trust, or REIT, with a portfolio of 74 primarily office and industrial properties, including 3 operating joint ventures, as of December 31, 2002. We refer to these properties and joint ventures as our Properties. Our portfolio encompasses approximately 13 million square feet in 16 metropolitan markets. We are currently focusing on high-quality multi-tenant office properties in the following core markets: Southern California, Northern New Jersey, Washington D.C., Boston, Chicago, Northern California and Denver. We also participate in several alliances to develop property for both our portfolio and for sale to third parties.

We were incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, we completed a consolidation in which Glenborough Corporation, a California corporation, and eight public limited partnerships merged with and into us. We refer to Glenborough Corporation together with these eight public limited partnerships as the GRT Predecessor Entities. We elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Our Common Stock and Preferred Stock are listed on the New York Stock Exchange, or NYSE, under the trading symbols “GLB” and “GLB Pr A.”

Our principal business objective is to achieve a stable and increasing source of cash flow available for distribution to our stockholders. By achieving this objective, we seek to raise the value of our shares over time.

Employees

As of December 31, 2002, we had approximately 148 full-time employees.

Competition

For Tenants

 Our Properties compete for tenants with similar properties located in their markets. We believe that characteristics influencing the competitiveness of a real estate project include the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new competing properties in the area in which our Properties are located.

Additional competitive factors with respect to commercial properties include the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and additional tenant improvements commensurate with local market conditions. Such competition may lead to rent concessions that could adversely affect our cash flow. Although we believe our Properties are competitive with comparable properties as to those factors within our control, over-building and other external factors could adversely affect our ability to attract and retain tenants.

For Acquisitions of Real Estate

 We experience competition when attempting to acquire equity interests in desirable real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, trust funds, partnerships and individual investors.

For Capital

 We compete with other investors and owners for debt and equity financing. Our ability to attract debt and equity capital at favorable rates is impacted in part by our positioning in the marketplace relative to similar investments. Factors impacting this include, among other things, the perceived quality of our portfolio and the risk adjustment that sources of capital give to the returns they expect from their investments.

Working Capital

Our practice is to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies while minimizing interest expense. Available cash is kept to a minimum by using available funds to reduce the outstanding balance on our unsecured line of credit and drawing on the line of credit when necessary.

Glenborough Corporation

Prior to October 24, 2000, we held 100% of the non-voting preferred stock of Glenborough Corporation. Glenborough Corporation provided partnership administration, asset management, property management and development services to a group of unaffiliated partnerships, which included three public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has real estate assets in the Inland Empire region of Southern California. We refer to these partnerships as the Rancon Partnerships.

Effective October 24, 2000, Glenborough Corporation merged with us. In the merger, we received the net assets of Glenborough Corporation, including the contract to manage the Rancon Partnerships, in exchange for our preferred stock of Glenborough Corporation. In addition, we redeemed Glenborough Corporation’s operating partnership units and issued shares of our Common Stock to Glenborough Corporation’s common stock holders.

Availability of Reports on Website

On our website (www.glenborough.com), we make available, free of charge, our (i) annual report on Form 10-K, (ii) quarterly reports on Form 10-Q, (iii) current reports on Form 8-K, and (iv) all amendments to those reports. Those reports are available on our website the same day they are filed with or furnished to the Securities and Exchange Commission (SEC). All such reports are available on our website via hyperlink with the SEC’s EDGAR system, and reports filed within the prior 12 months are also posted directly on the website in PDF format.

Item 2.     Properties

The Location and Type of Our Properties

Our 74 Properties, including Properties owned through joint ventures, consist of 54 office, 18 industrial, one retail and one multifamily property located in four geographic regions in 19 states. The following table sets forth the location, type and size of our Properties (by rentable square feet and/or units) along with average occupancy as of December 31, 2002.

	Office Square	Industrial Square	Retail Square	Multi- family	No. of
Region	Footage	Footage	Footage	Units	Properties

West	2,488,508	2,065,968	—	—	18
Midwest	1,894,072	1,110,176	12,000	—	18
South	1,173,951	134,389	—	349	10
East	3,171,331	1,250,400	—	—	28

Total	8,727,862	4,560,933	12,000	349	74

No. of Properties	54	18	1	1	74
Average Occupancy	87%	90%	100%	96%

For the years ended December 31, 2002, 2001 and 2000, no tenant contributed 10% or more of our total rental revenue. The largest tenant’s annual rent was approximately 2.6% of total rental revenues for the year ended December 31, 2002. A complete listing of Properties we owned at December 31, 2002 is included as part of Schedule III in Item 15.

Office Properties

We own 54 office Properties with total rentable square footage of 8,727,862. Our office Properties range in size from 40,000 square feet to 741,423 square feet, and have remaining lease terms ranging from 1 to 16 years. Our office leases generally require the tenant to reimburse us for increases in building operating costs over a base amount. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index, or CPI. As of December 31, 2002, the average occupancy of our office Properties was 87%.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent of our office Properties.

Office Properties
Historical Rent and Occupancy

			Average Effective	Total Effective
	Total Rentable	Average	Base Rent per	Annual Base Rent
Year	Area (Sq. Ft.)	Occupancy	Leased Sq. Ft.(1) (3)	($000s)(2) (3)

2002	8,727,862	87%	$19.64	$149,131
2001	8,159,666	91	19.19	142,491
2000(4)	8,095,630	94	17.23	131,118
1999	6,859,991	91	16.78	104,751
1998	7,001,109	92	16.04	103,314

(1)	Total Effective Annual Base Rent divided by Average Occupancy in square feet. “Effective Base Rent” represents base rent less concessions.

(2)	Total Effective Annual Base Rent adjusted for any free rent given for the period.

(3)	Base rents are presented on December rents annualized.

(4)	Prior to 2000, certain Properties currently classified as office Properties were classified as office/flex Properties (for a description of previous classifications, see our Annual Report on Form 10-K for the year ended December 31, 1999).

The following table sets forth the contractual lease expirations of leases for our office Properties as of December 31, 2002.

Office Properties
Lease Expirations

				Percentage of Total
		Rentable Square	Annual Base Rent	Annual Base Rent
Expiration	Number of Expiring	Footage Subject to	Under Expiring	Represented by
Year	Leases	Expiring Leases	Leases ($000s)	Expiring Leases (1)

2003(4)	143	636,655	$13,331	9.5%
2004	149	1,198,387	25,153	17.9
2005	123	1,093,392	23,019	16.4
2006	115	1,021,193	19,532	13.9
2007	75	1,138,665	23,005	16.3
Thereafter	106	1,558,653	36,495	26.0

Total	711	6,646,945 (2)	$140,535 (3)	100.0%

(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2)	This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and “Total Rentable Area” in the preceding table (which includes vacant space).

(3)	This figure is based on square footage actually leased and incorporates contractual rent increases arising after 2002, and thus differs from “Total Effective Annual Base Rent” in the preceding table, which is based on 2002 rents.

(4)	Includes leases that have initial terms of less than one year.

Industrial Properties

We own 18 industrial Properties aggregating 4,560,933 square feet. Our industrial Properties are designed for warehouse, distribution and light manufacturing, ranging in size from 42,173 square feet to 1,328,534 square feet and have remaining lease terms ranging from 1 to 12 years. Most of our industrial Property leases are “triple net” leases that require tenants to pay their pro rata share of the Properties’ operating costs, common area maintenance, property taxes, insurance, and non-structural repairs. Some of our industrial Property leases are “industrial gross” leases that require tenants to pay as additional rent their pro rata share of common area maintenance and repair costs and their share of the increase in taxes and insurance over a specified base year cost. Certain of these leases call for fixed or CPI-based rent increases. As of December 31, 2002, the average occupancy of our industrial Properties was 90%.

The following table sets forth, for the periods specified, the total rentable area, average occupancy, average effective base rent per leased square foot and total effective annual base rent for our industrial Properties.

Industrial Properties
Historical Rent and Occupancy

			Average Effective	Total Effective
	Total Rentable	Average	Base Rent per	Annual Base Rent
Year	Area (Sq. Ft.)	Occupancy	Leased Sq. Ft.(1)(3)	($000s)(2)(3)

2002	4,560,933	90%	$6.65	$27,293
2001	5,394,735	95	6.38	32,697
2000(4)	5,609,026	97	5.55	30,196
1999	3,384,830	99	4.17	13,974
1998	4,098,080	98	3.91	15,703

(1)	Total Effective Annual Base Rent divided by Average Occupancy in square feet. “Effective Base Rent” represents base rent less concessions.

(2)	Total Effective Annual Base Rent adjusted for any free rent given for the period.

(3)	Base rents are presented on December rents annualized.

(4)	Prior to 2000, certain Properties currently classified as industrial Properties were classified as office/flex Properties (for a description of previous classifications, see our Annual Report on Form 10-K for the year ended December 31, 1999).

The following table sets forth the contractual lease expirations of leases for our industrial Properties as of December 31, 2002.

Industrial Properties
Lease Expirations

				Percentage of Total
		Rentable Square	Annual Base Rent	Annual Base Rent
Expiration	Number of Expiring	Footage Subject to	Under Expiring	Represented by
Year	Leases	Expiring Leases	Leases ($000s)	Expiring Leases (1)

2003	39	508,664	$4,244	14.4%
2004	34	1,858,854	9,120	31.0
2005	17	161,685	1,550	5.3
2006	14	212,672	1,656	5.7
2007	11	333,482	3,466	11.8
Thereafter	19	1,039,457	9,352	31.8

Total	134	4,114,814 (2)	$29,388 (3)	100.0%

(1)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).

(2)	This figure is based on square footage actually leased (which excludes vacant space), which accounts for the difference between this figure and “Total Rentable Area” in the preceding table (which includes vacant space).

(3)	This figure is based on square footage actually leased (which excludes vacant space) and incorporates contractual rent increases arising after 2002, and thus differs from “Total Effective Annual Base Rent” in the preceding table, which is based on 2002 rents.

Other Properties

As of December 31, 2002, we own one multifamily property, with 349 total units and average occupancy of 96%, and one retail property with total square footage of 12,000 and 100% occupancy.

Tenant Improvements and Leasing Commissions

The following table summarizes by year the capitalized tenant improvement and leasing commission expenditures incurred in the renewal or re-leasing of previously occupied space since January 1, 1998.

Capitalized Tenant Improvements and Leasing Commissions

	2002	2001	2000	1999	1998

Office Properties
Square footage renewed or re-leased	1,022,645	1,216,319	1,438,159	1,627,615	579,904
Capitalized tenant improvements and commissions ($000s)	$14,433	$12,164	$13,070	$11,353	$4,263
Average per square foot of renewed or re-leased space	$14.11	$10.00	$9.09	$6.98	$7.35
Office/Flex Properties
Square footage renewed or re-leased	(1)	(1)	(1)	872,066	876,490
Capitalized tenant improvements and commissions ($000s)	(1)	(1)	(1)	$2,675	$3,232
Average per square foot of renewed or re-leased space	(1)	(1)	(1)	$3.07	$3.69
Industrial Properties
Square footage renewed or re-leased	671,185	640,196	969,476	457,561	307,896
Capitalized tenant improvements and commissions ($000s)	$2,451	$2,000	$3,880	$840	$370
Average per square foot of renewed or re-leased space	$3.65	$3.12	$4.00	$1.84	$1.20
All Properties
Square footage renewed or re-leased	1,693,830	1,856,515	2,477,591	3,071,100	1,810,184
Capitalized tenant improvements and commissions ($000s)	$16,884	$14,164	$17,287	$15,390	$8,148
Average per square foot of renewed or re-leased space	$9.97	$7.63	$6.98	$5.01	$4.50

(1)	Effective January 1, 2000, Properties previously classified as office/flex Properties are now classified as office or industrial Properties.

Item 3.     Legal Proceedings

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders in the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.     Market for Registrant’s Common Stock and Preferred Stock and Related Stockholder Matters

(a) Market Information

Our Common Stock is traded on the NYSE under the symbol “GLB” and our 7 3/4% Series A Convertible Preferred Stock ($0.01 par value, $25.00 per share liquidation value) is traded on the NYSE under the symbol “GLB Pr A”. On December 31, 2002, the closing price of our Common Stock was $17.82 and the closing price of our Preferred Stock was $21.15. On March 14, 2003, the last reported sales price per share of our Common Stock was $15.30 and the last reported sale price of our Preferred Stock was $21.65. The following table sets forth the high and low closing prices per share of our Common Stock and Preferred Stock for the periods indicated, as reported on the NYSE composite tape.

	Common Stock		Preferred Stock

Quarterly Period	High	Low	High	Low

2001
First Quarter	$19.05	$16.81	$19.88	$16.63
Second Quarter	19.30	16.66	20.24	18.05
Third Quarter	21.20	17.25	20.75	18.26
Fourth Quarter	19.65	16.89	21.50	19.15
2002
First Quarter	$23.00	$19.11	$23.25	$21.15
Second Quarter	23.70	20.69	23.00	21.60
Third Quarter	23.03	17.77	22.55	18.90
Fourth Quarter	20.45	17.06	22.10	19.60
2003
First Quarter (1)	$18.23	$15.10	$22.10	$21.10

(1)	High and low stock closing prices through March 14, 2003.

Holders

As of February 28, 2003, the approximate number of holders of record of the shares of our Common Stock was 4,320 and the approximate number of holders of record of the shares of our Preferred Stock was 54.

Distributions

Since we elected to qualify as a REIT in December 1995, we have paid regular quarterly distributions to holders of our Common and Preferred Stock. During the years ended December 31, 2001 and 2002 we declared the following quarterly distributions:

	Common Stock		Preferred Stock

	Distributions	Total	Distributions	Total
Quarterly Period	Per share	Distributions	Per share	Distributions

2001
First Quarter	$0.42	$11,335,604	$0.48	$4,891,122
Second Quarter	$0.42	$11,335,604	$0.48	$4,891,122
Third Quarter	$0.42	$11,318,804	$0.48	$4,891,122
Fourth Quarter	$0.43	$11,583,686	$0.48	$4,891,122
2002
First Quarter	$0.43	$11,823,424	$0.48	$4,891,122
Second Quarter	$0.43	$11,915,191	$0.48	$4,891,122
Third Quarter	$0.43	$11,915,549	$0.48	$4,891,122
Fourth Quarter	$0.43	$12,008,910	$0.48	$4,891,122

Prior to January 1, 2001, federal income tax law required that a REIT distribute annually at least 95% of its REIT taxable income. Effective January 1, 2001, federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income. Our future distributions will be at the discretion of our Board of Directors and will depend upon our actual Funds from Operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. We intend to continue our policy of paying quarterly distributions, but we cannot assure you that distributions will continue or be paid at any specific level.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2002.

			Number of securities
	Number of securities to be	Weighted-average exercise	remaining available for
	issued upon exercise of	price of outstanding	future issuance under
	outstanding options,	options, warrants and	plans (excluding securities
Plan Category	warrants and rights	rights	listed in column A)

Equity compensation plans approved by security holders	3,223,743	$22.03	115,123
Equity compensation plans not approved by security holders	0	N/A	0

Item 6.     Selected Financial Data

Set forth below is selected financial data. Consolidated balance sheet and operating data is presented as of and for each of the five years ended December 31, 2002.

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements, including the notes thereto, included in Item 15. “Exhibits, Financial Statements, Schedules and Reports on Form 8-K.” The selected financial data as of and for the years ended December 31, 2000 and 2001 have been restated to reflect the effects of the corrections described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2002	2001	2000	1999 (9)	1998 (9)

			(Restated)
Operating Data:
Rental revenue	$177,940	$165,446	$225,070	$240,218	$215,507
Fees and reimbursements	3,672	6,628	3,713	3,312	2,802
Interest and other income	5,391	5,392	8,296	6,373	4,582
Equity in earnings of Associated Companies (8)	—	—	1,455	1,222	1,314
Equity in earnings (losses) of unconsolidated operating joint ventures	329	246	(386)	(310)	—
Total revenue	187,332	177,712	238,148	250,815	224,205
Property operating expenses	53,913	49,000	77,382	83,525	70,520
General and administrative	11,687	10,967	13,429	9,688	11,038
Depreciation and amortization	47,657	41,781	55,307	54,584	47,225
Interest expense	34,633	31,717	58,654	61,240	51,423
Income from operations before minority interest, discontinued operations and extraordinary items	34,860	45,131	44,654	49,562	44,472
Discontinued operations, net	(637)	3,221	2,799	3,387	4,080
Net income	22,490	43,875	36,236	50,286	44,602
Net income allocable to common shareholders (1)	2,926	24,311	27,858	28,006	23,982
Diluted amounts per common share (2):
Net income before extraordinary item and discontinued operations	$0.49	$0.83	$0.77	$0.76	$0.69
Net income	0.10	0.89	0.60	0.89	0.75
Distributions(3)	1.72	1.69	1.68	1.68	1.68

	2002	2001	2000	1999 (9)	1998 (9)

		(Restated)	(Restated)
Balance Sheet Data:
Rental properties, gross (10)	$1,428,093	$1,338,022	$1,207,431	$1,756,061	$1,825,308
Accumulated depreciation (10)	(183,992)	(146,198)	(115,061)	(114,170)	(82,869)
Rental properties, net (10)	1,244,101	1,191,824	1,092,370	1,641,891	1,742,439
Investments in development	78,529	98,105	86,286	38,773	35,131
Investments in operating joint ventures	7,822	7,076	8,106	5,679	—
Mortgage loans receivable	41,813	39,061	37,250	37,582	42,420
Total assets	1,433,863	1,387,314	1,368,934	1,794,604	1,879,016
Total debt(10)	734,917	653,014	606,677	897,358	922,097
Stockholders’ equity	631,558	664,009	685,580	784,334	828,533
Other Data:
EBIDA(4)	$135,022	$133,162	$158,946	$168,242	$151,562
Cash flow provided by (used for):
Operating activities	85,496	79,719	86,054	91,667	76,421
Investing activities	(95,598)	(74,372)	356,325	83,807	(613,840)
Financing activities	10,965	(103,132)	(346,666)	(173,349)	536,706
FFO(5)	75,835	72,784	71,390	84,047	79,920
AFFO(6)	55,684	58,294	51,286	66,576	68,357
Debt to total market capitalization(7)	47.8%	43.9%	43.9%	54.7%	47.5%

(1)	Net income allocable to common shareholders includes certain non-recurring items described in (4) below.

(2)	Diluted amounts include the effects of all classes of securities outstanding at year-end, including units of Operating Partnership interests and options to purchase our stock.

(3)	Historical distributions per common share for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 consist of distributions declared for the periods then ended.

(4)	EBIDA is computed as income (loss) before minority interests and extraordinary items plus interest expense, depreciation and amortization, gains (losses) on disposal of properties and loss provisions. We believe that in addition to net income and cash flows, EBIDA is a useful measure of the financial performance of an equity REIT because, together with net income and cash flows, EBIDA provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments and other capital expenditures. To evaluate EBIDA and the trends it depicts, the components of EBIDA, such as rental revenues, rental expenses, real estate taxes and general and administrative expenses, should be considered. For a further discussion of EBIDA and its components, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Excluded from EBIDA are financing costs such as interest as well as depreciation and amortization, each of which can significantly affect a REITs results of operations and liquidity and should be considered in evaluating a REIT’s operating performance. Further, EBIDA does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles and does not necessarily indicate that cash flows will be sufficient to fund all of our cash needs. It should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. Further, EBIDA as disclosed by other REITs may not be comparable to our calculation of EBIDA. The following table reconciles our net income (loss) to EBIDA for the periods presented (in thousands):

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

			(Restated)
Net income	$22,490	$43,875	$36,236	$50,286	$44,602
Extraordinary item	11,442	1,732	7,910	(984)	1,400
Minority interest	291	2,745	3,307	3,647	2,550
Interest expense, including discontinued operations	38,746	37,802	63,281	64,782	53,289
Depreciation and amortization, including discontinued operations	52,912	47,892	59,490	58,295	50,194
Net gain on sales of real estate assets	(6,704)	(884)	(20,482)	(9,013)	(4,796)
Loss on sale of mortgage loan receivable	—	—	—	1,229	—
Loss on interest rate protection agreement	—	—	—	—	4,323
Loss provisions	15,845	—	9,204	—	—

EBIDA	$135,022	$133,162	$158,946	$168,242	$151,562

(5)	Funds from Operations, or FFO, as defined by NAREIT, represents “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.” We believe that FFO is a widely used measure of the financial performance of equity REITs which provides a relevant basis for comparison among other REITs. Together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity. FFO does not necessarily indicate that cash flows will be sufficient to fund all of our cash needs including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to our calculation of FFO. We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT in April 2002. See the calculation below.

(6)	Adjusted Funds from Operations, or AFFO, represents net income (loss) before minority interests and extraordinary items, adjusted for depreciation and amortization including amortization of deferred financing costs and gains (losses) from the disposal of properties, less lease commissions and recurring capital expenditures, consisting of tenant improvements and normal expenditures intended to extend the useful life of the property such as roof and parking lot repairs, and less FASB 13 and FASB 141 rents. AFFO should not be considered an alternative to net income (computed in accordance with GAAP) as a measure of our financial performance or as an alternative to cash flow from operating activities (computed in accordance with GAAP) as a measure of our liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of our cash needs. Further, AFFO as disclosed by other REITs may not be comparable to our calculation of AFFO. See the calculation below

(7)	Debt to total market capitalization is calculated as total debt at period end divided by total debt plus the market value of our outstanding common stock and convertible units, based upon the closing prices of the Common Stock:

December 31,	Price Per Share of Common Stock

2002	$17.82
2001	19.40
2000	17.375
1999	13.375
1998	20.375

plus the liquidation value of our outstanding Preferred Stock based on the liquidation preference per share of $25.00 on December 31, 2002, 2001, 2000, 1999 and 1998.

(8)	Associated Companies refers to Glenborough Corporation (which merged with Glenborough Realty Trust Incorporated in 2000), Glenborough Inland Realty Corporation (which merged into Glenborough Corporation in 1997) and Glenborough Hotel Group (which merged into Glenborough Corporation in 1999).

(9)	The original 1998 and 1999 financial statement information was audited, however, it has not been subject to re-audit for the restatement adjustments related to discontinued operations.

(10)	Including amounts at properties classified as held for sale.

Funds from Operations

Funds from Operations, or FFO, as defined by NAREIT, represents “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.” We believe that FFO is a widely used measure of the financial performance of equity REITs which provides a relevant basis for comparison among other REITs. Together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity. FFO does not necessarily indicate that cash flows will be sufficient to fund all of our cash needs including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to our calculation of FFO. We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT in April 2002.

Adjusted Funds from Operations, or AFFO, represents net income (loss) before minority interests and extraordinary items, adjusted for depreciation and amortization including amortization of deferred financing costs and gains (losses) from the disposal of properties, less lease commissions and recurring capital expenditures, consisting of tenant improvements and normal expenditures intended to extend the useful life of the property such as roof and parking lot repairs, and less FASB 13 and FASB 141 rents. AFFO should not be considered an alternative to net income (computed in accordance with GAAP) as a measure of our financial performance or as an alternative to cash flow from operating activities (computed in accordance with GAAP) as a measure of our liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of our cash needs. Further, AFFO as disclosed by other REITs may not be comparable to our calculation of AFFO.

The following table sets forth our calculation of FFO and AFFO for the three months ended March 31, June 30, September 30 and December 31, 2002 and the year ended December 31, 2002 (in thousands, except weighted average shares and per share amounts):

	March 31,	June 30,	Sept 30,	Dec 31,	Year to Date
	2002	2002	2002	2002	2002

Income from operations before minority interest, extraordinary items and preferred dividends	$10,408	$10,767	$10,014	$3,671	$34,860
Depreciation and amortization (1)	10,487	11,327	11,605	12,917	46,336
Preferred dividends	(4,891)	(4,891)	(4,891)	(4,891)	(19,564)
Provision for impairment of real estate assets	—	—	—	15,845	15,845
Net income/(loss) from discontinued operations	934	2,594	(1,003)	(3,162)	(637)
Deduct gain on sale from discontinued operations	—	(1,423)	1,866	(7,147)	(6,704)
Depreciation and amortization from discontinued operations	1,590	1,401	1,164	1,100	5,255
Adjustment to reflect FFO of unconsolidated operating JV’s(2)	102	100	116	126	444

FFO	$18,630	$19,875	$18,871	$18,459	$75,835

Amortization of deferred financing fees	484	509	591	747	2,331
Adjustment for FASB 13 rents (4)	(772)	(1,532)	(1,515)	(1,468)	(5,287)
Adjustment for FASB 141 (5)	—	—	—	(500)	(500)
Capital reserve	(4,392)	(4,315)	(3,641)	(4,347)	(16,695)

AFFO	$13,950	$14,537	$14,306	$12,891	$55,684

Distributions per common share (3)	$0.43	$0.43	$0.43	$0.43	$1.72

Diluted weighted average common shares outstanding	30,540,254	31,250,154	31,174,544	30,950,550	30,915,237

(1)	Excludes non-real estate depreciation and amortization.

(2)	Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.

(3)	The distributions for the three months ended December 31, 2002, were paid on January 14, 2003.

(4)	Amortization of straight-line rent.

(5)	Amortization of above and below market rate leases.

The following table sets forth our calculation of FFO and AFFO for the three months ended March 31, June 30, September 30 and December 31, 2001 and the year ended December 31, 2001 (in thousands, except weighted average shares and per share amounts):

	March 31,	June 30,	Sept 30,	Dec 31,	Year to Date
	2001	2001	2001	2001	2001

Income from operations before minority interest, extraordinary items and preferred dividends	$10,325	$10,919	$11,777	$11,226	$44,247
Depreciation and amortization(1)	9,461	9,801	10,180	11,090	40,532
Preferred dividends	(4,891)	(4,891)	(4,891)	(4,891)	(19,564)
Net income from discontinued operations	1,003	661	573	984	3,221
Depreciation and amortization from discontinued operations	1,118	1,816	1,570	1,605	6,109
Adjustment for FASB 13 rents(3)	—	(793)	(777)	(793)	(2,363)
Adjustment to reflect FFO of unconsolidated operating JV’s(2)	247	158	96	101	602

FFO	$17,263	$17,671	$18,528	$19,322	$72,784

Amortization of deferred financing fees	387	347	409	431	1,574
Capital reserve	(2,966)	(2,924)	(5,260)	(4,914)	(16,064)

AFFO	$14,684	$15,094	$13,677	$14,839	$58,294

Distributions per common share	$0.42	$0.42	$0.42	$0.43	$1.69

Diluted weighted average common shares outstanding	30,476,401	30,467,322	30,588,078	30,472,064	30,517,525

(1)	Excludes non-real estate depreciation and amortization.

(2)	Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.

(3)	Amortization of straight-line rent.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the selected financial data in Item 6 and the Consolidated Financial Statements, including the notes thereto, included in Item 15.

Restatement

In order to comply with the requirements of Statement of Financial Accounting Standards No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires restatement of financial statements for discontinued operations, we asked our current auditor, KPMG LLP, to conduct a re-audit of our financial statements for the years ended December 31, 2000 and 2001. This was necessary as Arthur Andersen, our former auditor, is no longer able to perform public company audits. As a result of the re-audit, certain adjustments have been made to our 2000 and 2001 financial statements. The net effect on the net income allocable to common shareholders for the year ended December 31, 2000 was an increase of approximately $9.7 million. There was no effect on net income allocable to common shareholders for the year ended December 31, 2001. The restated consolidated financial statements reflect the following adjustments for the years ended December 31, 2000 and 2001:

•	An increase of $12.3 million in net income allocable to common shareholders relating to a non-cash gain for the discount on the repurchase of preferred stock during the year ended December 31, 2000.

•	A decrease of $1 million in the net gain on sales of real estate assets and investments in unconsolidated operating joint ventures reflecting a loss realized on the contribution of a property to a joint venture during the year ended December 31, 2000.

•	A decrease of $393,000 in rental revenue for the year ended December 31, 2000, relating to the reversal of cash rent collected and recognized from a tenant that now will be amortized over the life of the lease.

•	An increase of $76,000 in general and administrative expenses relating to the expensing of certain costs relating to a software installation during the year ended December 31, 2000. These costs were originally capitalized and were being amortized over the life of the software.

•	A reclassification of $1.1 million for an operating partnership unit conversion from the year 2001 to the year 2000. The effect of this reclassification is to decrease additional paid-in capital and rental properties in 2000.

•	A reclassification of $20.5 million from minority interest to additional paid-in capital to reflect a decrease in the minority partners’ ownership in the net assets of the Operating Partnership at December 31, 2000.

The previously reported amounts and restated amounts for 2000 and 2001 are as follows (dollars in thousands, except per share amounts):

	2000		2001

	As Previously		As Previously
	Reported	Restated	Reported	Restated

Consolidated Balance Sheets:
Rental properties, gross	$1,208,566	$1,207,431	$(2)	$(2)
Investments in unconsolidated operating joint ventures	9,119	8,106	8,089	7,076
Other assets	42,803	42,727	46,914	46,838
Total Assets	1,371,158	1,368,934	1,388,403	1,387,314
Other liabilities	26,871	27,264	22,730	23,123
Minority interest	68,754	49,413	66,509	47,168
Additional paid-in capital	763,974	770,996	762,050	770,207
Distributions in excess of accumulated earnings	(94,012)	(84,310)	(114,992)	(105,290)
Total Liabilities and Stockholders’ Equity	1,371,158	1,368,934	1,388,403	1,387,314

	2000

	As Previously
	Reported (1)	Restated

Consolidated Statements of Operations:
Rental revenue	$225,464	$225,070
General and administrative	13,353	13,429
Net gain on sale of real estate assets	21,495	20,482
Minority interest	(2,157)	(3,307)
Net income	38,869	36,236
Discount on preferred stock buyback	—	12,335
Net income available to common stockholders	18,156	27,858
Net income per common share:
Basic	$0.62	$0.95
Diluted	$0.62	$0.60

(1)	Reflects adjustment for 2002 discontinued operations.

(2)	No change to previously reported numbers.

The 2000 and 2001 consolidated financial statements and the accompanying footnotes in Item 15. “Exhibits, Financial Statements, Schedules and Reports on Form 8-K” reflect these restated amounts.

Results of Operations

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001.

Following is a table of net operating income by property type, for comparative purposes, presenting the results for the years ended December 31, 2002 and 2001.

Results of Operations by Property Type
For the Years Ended December 31, 2002 and 2001
(in thousands)

				Property	Eliminating	Total
	Office	Industrial	Other	Total	Entry(1)	Reported

2002
Rental Revenue	$148,871	$29,069	—	$177,940	—	$177,940
Operating Expenses	52,478	7,176	—	59,654	($5,741)	53,913
Net Operating Income	96,393	21,893	—	118,286	5,741	124,027
Percentage of Total NOI	81.5%	18.5%	—	100.0%
2001
Rental Revenue	$130,866	$30,673	$3,907	$165,446	—	$165,446
Operating Expenses	46,885	7,322	145	54,352	($5,352)	49,000
Net Operating Income	83,981	23,351	3,762	111,094	5,352	116,446
Percentage of Total NOI	75.6%	21.0%	3.4%	100.0%

(1)	Eliminating entry represents internal market level property management fees included in operating expenses to provide comparison to industry performance.

Rental Revenue. Rental revenue increased $12,494,000, or 8%, to $177,940,000 for the year ended December 31, 2002, from $165,446,000 for the year ended December 31, 2001. This change primarily resulted from property acquisitions, net of dispositions and an increase in straight-line rents.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to us under property and asset management agreements with the unconsolidated operating and development joint ventures and the Rancon Partnerships. This revenue decreased $2,956,000, or 45%, to $3,672,000 for the year ended December 31, 2002, from $6,628,000 for the year ended December 31, 2001, primarily due to higher development and acquisition fees from several development projects, a financing fee and distributions from the Rancon Partnerships, and property management, asset management and leasing fees from a joint venture, all received in 2001.

Interest and Other Income. Interest and other income did not change significantly with a decrease of $1,000 to $5,391,000 for the year ended December 31, 2002, from $5,392,000 for the year ended December 31, 2001.

Equity in Earnings of Unconsolidated Operating Joint Ventures. Equity in earnings of unconsolidated operating joint ventures increased $83,000, or 34%, to $329,000 for the year ended December 31, 2002, from $246,000 for the year ended December 31, 2001, due to increases in net operating income at two joint ventures for the year ended December 31, 2002 and startup losses recognized during the first six months of 2001 for a development joint venture which was sold later in 2001.

Property Operating Expenses. Property operating expenses increased $4,913,000, or 10%, to $53,913,000 for the year ended December 31, 2002, from $49,000,000 for the year ended December 31, 2001, primarily due to property acquisitions, net of dispositions.

General and Administrative Expenses. General and administrative expenses increased $720,000, or 7%, to $11,687,000 for the year ended December 31, 2002, from $10,967,000 for the year ended December 31, 2001. This increase is primarily due to increases in severance costs due to staffing changes and increases in salary expense, partially offset by reductions in travel costs during the year ended December 31, 2002.

Depreciation and Amortization. Depreciation and amortization increased $5,876,000, or 14%, to $47,657,000 for the year ended December 31, 2002, from $41,781,000 for the year ended December 31, 2001. This increase is due to property acquisitions, net of dispositions and depreciation of capital improvements.

Interest Expense. Interest expense increased $2,916,000, or 9%, to $34,633,000 for the year ended December 31, 2002, from $31,717,000 for the year ended December 31, 2001. This increase is primarily due to an increase in debt as a result of property acquisitions offset by decreases in variable interest rates.

Provision for impairment of real estate assets. During 2002, a loss provision in the amount of $15,845,000 was recorded to provide for a decrease in the estimated fair value of five properties, including three office, located in Atlanta, Georgia, Tampa, Florida and King of Prussia, Pennsylvania; one industrial, located in Allentown, Pennsylvania and one multifamily, located in Fort Worth, Texas. At December 31, 2002, two of these properties are classified as held for sale, and therefore, the related aggregate loss provision of $11,263,000 is included as a component of discontinued operations.

Net Gain on Sales of Real Estate Assets. Beginning in 2002, gains and losses on sales of real estate assets are included as a component of discontinued operations. The net gain on sale of real estate assets of $884,000 during the year ended December 31, 2001, resulted from the sale of six office Properties, three industrial Properties, four retail Properties and one multifamily Property.

Discontinued Operations. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gains and (losses) on sales of real estate for properties sold or classified as held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued operations” for all periods presented. The results of discontinued operations decreased $3,858,000 to a loss of $637,000 for the year ended December 31, 2002, from a gain of $3,221,000 for the year ended December 31, 2001, primarily as a result of the provision for impairment of real estate assets discussed above, offset by a gain on sale of $6,704,000. The results of properties sold in periods prior to 2002 are included in continuing operations.

Net Loss on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $11,442,000 during the year ended December 31, 2002, consists of the writeoff of unamortized original issuance costs and prepayment penalties in connection with the pay off of various loans and the refinancing of other debt. Net loss of early extinguishment of debt of $1,732,000 during the year ended December 31, 2001, consists of the writeoff of unamortized original issuance costs in connection with the pay off of an unsecured term loan and prepayment penalties on the refinancing of other debt.

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000.

Following is a table of net operating income by property type, for comparative purposes, presenting the results for the years ended December 31, 2001 and 2000. All 2000 amounts discussed are as restated.

Results of Operations by Property Type
For the Years Ended December 31, 2001 and 2000
(in thousands)

				Multi-		Property	Eliminating	Total
	Office	Industrial	Retail	family	Other	Total	Entry(1)	Reported

2001
Rental Revenue	$130,866	$30,673	—	—	$3,907	$165,446	—	$165,446
Operating Expenses	46,885	7,322	—	—	145	54,352	($5,352)	49,000
Net Operating Income	83,981	23,351	—	—	3,762	111,094	5,352	116,446
Percentage of Total NOI	75.6%	21.0%	—	—	3.4%	100.0%
2000 (Restated)
Rental Revenue	$119,892	$30,377	$7,365	$66,618	$818	$225,070	—	$225,070
Operating Expenses	44,475	7,514	2,418	30,323	229	84,959	($7,577)	77,382
Net Operating Income	75,417	22,863	4,947	36,295	589	140,111	7,577	147,688
Percentage of Total NOI	53.8%	16.3%	3.5%	25.9%	0.5%	100.0%

(1)	Eliminating entry represents internal market level property management fees included in operating expenses to provide comparison to industry performance.

Rental Revenue. Rental revenue decreased $59,624,000, or 26%, to $165,446,000 for the year ended December 31, 2001, from $225,070,000 for the year ended December 31, 2000. The decline in revenue was due to the 2000 and 2001 sales of substantially all of our retail and multifamily Properties and our one remaining hotel Property. These decreases were offset by increases in revenue from our office and industrial Properties due to acquisitions, net of dispositions, and increases in rental rates.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and lease commissions paid to us under property and asset management agreements with the unconsolidated operating and development joint ventures and the Rancon Partnerships. This revenue increased $2,915,000, or 79%, to $6,628,000 for the year ended December 31, 2001, from $3,713,000 for the year ended December 31, 2000, primarily due to property management and asset management fees received from the Rancon Partnerships and development, acquisition and financing fees relating to several development projects. Certain of these fees were previously earned by Glenborough Corporation, prior to its merger with us, and were recognized as equity in earnings of Glenborough Corporation.

Interest and Other Income. Interest and other income decreased $2,904,000, or 35%, to $5,392,000 for the year ended December 31, 2001, from $8,296,000 for the year ended December 31, 2000. The decrease was primarily due to interest income earned on three development projects sold by a development alliance in the second and third quarters of 2000, offset slightly by interest income earned on a development project sold by a development alliance in the first quarter of 2001.

Equity in Earnings of Glenborough Corporation. No amounts were recorded to equity in earnings of Glenborough Corporation in 2001 due to the merger of Glenborough Corporation into the Company in the fourth quarter of 2000.

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

Property Operating Expenses. Property operating expenses decreased $28,382,000, or 37%, to $49,000,000 for the year ended December 31, 2001, from $77,382,000 for the year ended December 31, 2000. This decrease resulted from the 2000 and 2001 sales of substantially all of our retail and multifamily Properties and our one remaining hotel Property.

General and Administrative Expenses. General and administrative expenses decreased $2,462,000, or 18%, to $10,967,000 for the year ended December 31, 2001, from $13,429,000 for the year ended December 31, 2000. This decrease is primarily due to a reduction in costs associated with supplemental retirement agreements for certain of our executive officers. The decrease was also due to reduced staff and overhead expenses resulting from the sale of our multifamily portfolio in December 2000, partially offset by an increase in general and administrative costs as a result of our merger with Glenborough Corporation in October 2000. These costs were previously recognized as a component of equity in earnings of Glenborough Corporation.

Depreciation and Amortization. Depreciation and amortization decreased $13,526,000, or 24%, to $41,781,000 for the year ended December 31, 2001, from $55,307,000 for the year ended December 31, 2000. This decrease is primarily due to the sale of 78 Properties from our portfolio since January 1, 2000.

Interest Expense. Interest expense decreased $26,937,000, or 46%, to $31,717,000 for the year ended December 31, 2001, from $58,654,000 for the year ended December 31, 2000. This decrease is primarily due to payoffs of loans in connection with property sales, retirement of approximately $150 million of 7 5/8% promissory notes originally issued in 1998 (which we refer to as the Senior Notes), and decreases in variable interest rates.

Provision for Impairment of Real Estate Assets. During 2000, a loss provision in the amount of $4,800,000 was recorded to provide for a decrease in the estimated fair value of a 418,458 square foot office Property located in Memphis, Tennessee. In addition to a softening in the Memphis office market, we were notified by Federal Express, a major tenant occupying 121,218 square feet, or 29%, of this Property, of its plans not to renew their lease upon expiration in September 2001.

Provision for Impairment of Non-Real Estate Assets. During 2000, in connection with our decision to sell our Multifamily Portfolio, we recorded an impairment charge of approximately $4.4 million relating to the writeoff of certain corporate office fixed assets.

Net Gain on Sales of Real Estate Assets. The net gain on sales of real estate assets of $884,000 during the year ended December 31, 2001, resulted from the sale of six office Properties, three industrial Properties, four retail Properties and one multifamily Property. The net gain on sales of real estate assets of $20,482,000 during the year ended December 31, 2000, resulted from the sale of ten office Properties, 12 industrial Properties, 36 multifamily Properties, five retail Properties and one hotel Property.

Discontinued Operations. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gains and (losses) on sales of real estate for properties sold or classified as held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued operations” for all periods presented. The results of discontinued operations increased $422,000 to $3,221,000 for the year ended December 31, 2001, from $2,799,000 for the year ended December 31, 2000. The results of properties sold in periods prior to 2002 are included in continuing operations.

Net Loss on Early Extinguishment of Debt. Net loss on early extinguishment of debt of $1,732,000 during the year ended December 31, 2001, consists of the writeoff of unamortized loan fees and prepayment penalties on the payoff and refinancing of debt. These loans were paid-off early when more favorable terms were obtained through new financing and upon the sale of the properties securing the loans. Net loss on early extinguishment of debt of $7,910,000 during the year ended December 31, 2000, consisted primarily of prepayment penalties and writeoff of unamortized loan fees of $7,360,000 related to the payoff of debt in connection with the sale of our multifamily portfolio in the fourth quarter of 2000. In addition, the net loss included $931,000 of gains on retirement of the Senior Notes at a discount, offset by the related writeoff of unamortized loan fees in the amount of $1,481,000.

Liquidity and Capital Resources

Cash Flows

 For the year ended December 31, 2002, cash provided by operating activities was $85,496,000 as compared to $79,719,000 for the same period in 2001. The increase is primarily due to timing of payments and changes in receivables. Cash used for investing activities was $95,598,000 for the year ended December 31, 2002, as compared to $74,372,000 for the same period in 2001. This change is primarily due to an increase in cash used for real estate acquisitions and a decrease in proceeds from property sales, offset by a decrease in cash used for investments in land and development. Cash provided by financing activities was $10,965,000 for the year ended December 31, 2002, as compared to $103,132,000 of cash used for financing activities for the same period in 2001. The change was primarily due to a decrease in cash used for the repayment of debt offset by a decrease in proceeds from new debt.

We expect to meet our short-term liquidity requirements generally through our working capital, our Credit Facility (as defined below) and cash generated by operations. We believe that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term. In addition to cash generated by operations, the Credit Facility provides for working capital advances. However, there can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet our operating requirements and the amount of our distributions. If significant decreases in occupancy or rental rates occurred at our properties, this could have an adverse impact on our operating cash flows. Similarly, increases in interest rates could have an adverse impact on our operating cash flows.

Our principal sources of funding for acquisitions, development, expansion and renovation of properties and stock repurchases include the unsecured Credit Facility, permanent secured debt financing, public and private equity and debt issuances, the issuance of partnership units in the Operating Partnership, proceeds from property sales and cash flow provided by operations.

Investments in Land and Development

 We are independently developing approximately 116,000 square feet of commercial property, which is substantially completed and currently in the stabilization phase, in New Jersey and Maryland. As of December 31, 2002, we had invested approximately $15.1 million in these projects. Additionally, we have approximately 98 acres of land with a book value of approximately $21.9 million as of December 31, 2002. This land has potential for future development of approximately 1,355,000 square feet of office space. We are obligated to fund approximately $1.4 million towards these developments in 2003. The loans secured by certain of these development properties contain recourse provisions to us in the aggregate amount of $15.4 million; however, some of the loans were not fully drawn as of December 31, 2002.

We are currently involved in a number of alliances organized in limited liability companies and stock corporations which could ultimately result in the development of approximately 939,000 square feet of commercial and mixed-use properties in California and Colorado. These projects are currently in three different phases of development: approximately 425,000 square feet is substantially completed and in the stabilization phase, 64,000 square feet in the predevelopment phase and 450,000 square feet in the entitlement phase. The alliances grant us certain rights to purchase the properties upon completion of development. As of December 31, 2002, we had invested approximately $41.5 million in these alliances. In addition, we have acquired properties from them aggregating approximately $119.8 million since 1999. We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under these alliances, we have provided an aggregate of $48.7 million in debt guarantees; however, some of the loans were not fully drawn as of December 31, 2002. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from approximately 1 to 2 years. We would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for our obligation to “stand-ready” to fund such guarantees. In the event that we must make payments under one of these guarantees, our only recourse is to the Limited Liability Companies that own the properties. No estimate of the amount that could be recovered by us in such an event can be made at this time.

Investments in Unconsolidated Operating Joint Ventures

 Investments in unconsolidated operating joint ventures increased from $7,076,000 at December 31, 2001, to $7,822,000 at December 31, 2002. This increase was primarily due to the completion of a 12,000 square foot retail property, partially owned through one of our development alliances, which was placed in service in the first quarter of 2002. Additionally, the increase was partially due to our equity interests in the joint ventures’ earnings during the year ended December 31, 2002.

Mortgage Loans Receivable

 Mortgage loans receivable increased from $39,061,000 at December 31, 2001, to $41,813,000 at December 31, 2002. This increase was due to accrued interest in excess of repayments on a loan we made under a development alliance.

Secured and Unsecured Financing

 Mortgage loans payable increased from $588,420,000 at December 31, 2001, to $658,713,000 (including amounts related to properties classified as held for sale) at December 31, 2002. This increase resulted from the following:

•	$86,432,000 of new mortgage loans in connection with acquisitions,

•	$89,265,000 of new mortgage loans from new financings, and

•	$4,692,000 of draws on existing construction loans.

The increase in mortgage loans was partially offset by the following:

•	decreases of $45,600,000 due to property sales,

•	$32,550,000 paid off in connection with a refinancing,

•	$13,219,000 due to early principal payoffs,

•	$7,978,000 due to debt maturities, and

•	$10,749,000 due to scheduled principal payments on other debt.

In the fourth quarter of 2002, we closed a $50 million secured loan which replaced an existing loan secured by the Aventine located in La Jolla, California. The previous loan of $50 million, which was obtained at the closing of our acquisition of the Aventine (see below), had a floating rate of 30-day LIBOR plus 2% and an initial maturity date of August 27, 2004, and was paid off with the proceeds from the new secured loan which has a maturity date of January 1, 2008, and bears interest at a fixed rate of 4.99%. In connection with this payoff, we recognized a net loss on early extinguishment of debt of $357,000 due to the write-off of unamortized original issuance costs.

In the fourth quarter of 2002, we closed a $33 million secured loan which replaced an existing loan secured by First Financial Plaza located in Encino, California. The previous loan of $32.55 million, which was obtained at the closing of our acquisition of First Financial Plaza (see below), had a floating rate of 30-day LIBOR plus 2% and an initial maturity date of March 31, 2004, and was paid off with the proceeds from the new secured loan which has a maturity date of January 1, 2008, and bears interest at a fixed rate of 4.83%. In connection with this payoff, we recognized a net loss on early extinguishment of debt of $119,000 due to the write-off of unamortized original issuance costs.

In the fourth quarter of 2002, we closed an additional $23 million secured loan with an insurance company. This loan is an expansion and refinance of an existing $70.7 million loan secured by eleven properties, which had a maturity date of November 10, 2008 and a fixed interest rate of 6.125%. The new $93.7 million loan, which bears interest at a fixed rate of 5.91% and has a maturity date of November 10, 2008, is cross-collateralized with an existing $45.8 million loan. After the release of three properties from the loan pool replaced by the addition of two properties, the loans are secured by ten properties with an aggregate net book value of approximately $201 million at December 31, 2002. The excess proceeds from the new loan were used to pay down the Credit Facility as discussed below.

In the fourth quarter of 2002, we closed a $75.7 million secured loan which replaced an existing loan secured by a group of properties. The previous loan of $42.4 million, which had a fixed rate of 7.50% and a maturity date of October 31, 2007, was paid off with the proceeds from the new secured loan which has a maturity date of December 5, 2005, and bears interest at a floating rate of 30-day LIBOR plus 2%. The excess proceeds from the new loan were used to pay down an existing loan secured by one property. This previous loan of $9.5 million had a fixed rate of 8.14% and a maturity date of October 1, 2003. The excess proceeds from the new loan were also used to pay down the Credit Facility as discussed below. In connection with these payoffs, we recognized a net loss on early extinguishment of debt of $9,234,000 due to the write-off of unamortized original issuance costs and prepayment penalties.

In the fourth quarter of 2002, related to the sale of two properties, approximately $8.5 million of our mortgage loans were paid off. In addition, a $3 million loan secured by one property was paid off before the maturity date. In connection with these payoffs, we recognized a net loss on early extinguishment of debt of $840,000 due to the write-off of unamortized original issuance costs and prepayment penalties.

In the third quarter of 2002, in order to finance the acquisition of the Aventine, we obtained a $50 million loan. The loan had a maturity date of August 27, 2004, with a one-year extension option, and a floating rate of 30-day LIBOR plus 2%. This loan was refinanced in the fourth quarter of 2002 (see above).

In the third quarter of 2002, in connection with the acquisition of Gateway Office Four, we assumed a $3.9 million loan. The loan has an initial maturity date of April 1, 2003, with three 6-month extension options, and bears interest at the floating rate of 30-day LIBOR plus 2%. The interest rate on this loan at December 31, 2002, was 3.38%.

In the second quarter of 2002, related to the sale of three properties, approximately $37.1 million of our mortgage loans were paid off or assumed by the buyer. In connection with the payoffs and assumptions, we recognized a net loss on early extinguishment of debt of $892,000 due to the write-off of unamortized original issuance costs and prepayment penalties.

In the first quarter of 2002, in connection with the acquisition of First Financial Plaza, we obtained a $32.55 million loan. The loan had a maturity date of March 31, 2004, with a one-year extension option, and a floating rate of 30-day LIBOR plus 2.25%. This loan was refinanced in the fourth quarter of 2002 (see above).

In the fourth quarter of 2001, we closed a $52.5 million secured loan with an insurance company (“Secured Financing”). The Secured Financing bears interest at a floating rate of 30-day LIBOR plus 3.25% (4.63% and 5.12% at December 31, 2002 and December 31, 2001, respectively) and has an initial maturity of December 11, 2004, with two one-year extension options. In connection with the Secured Financing, we entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expires over a term concurrent with the Secured Financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the Secured Financing, and caps 30-day LIBOR to a maximum of 6%. As of December 31, 2002 and December 31, 2001, the 30-day LIBOR rate was 1.38% and 1.87%, respectively. We paid a $594,000 fee at the inception of the cap agreement. As discussed above, related to the sale of two properties, approximately $8.5 million of this loan was paid off and a related portion of the caplets were cancelled. Accordingly, approximately $97,000 of the caplet fee was charged to earnings. The remaining $497,000 fee is being charged to earnings as the caplets expire.

Outstanding borrowings under the Credit Facility increased from $64,594,000 at December 31, 2001, to $76,204,000 at December 31, 2002. The increase was due to draws totaling $123,499,000 for the acquisition of properties, stock repurchases and development advances, offset by pay downs totaling $111,889,000 generated from the sales of properties, proceeds of stock option exercises and cash flow from operations. In September 2002, the maturity date on the Credit Facility was extended from June 2003 to September 2005, with one one-year extension option. The extended term carries an interest rate structure that is approximately 10 basis points below the previous rate. The Credit Facility requires us, among other things, to be in compliance with certain financial and operating covenants. We have been in compliance during all of 2002 and remain in compliance at December 31, 2002.

Some of our properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by us.

At December 31, 2002, our total indebtedness included fixed-rate debt of $464,803,000 and floating-rate debt of $270,114,000. Our ratio of total debt to gross book assets was approximately 45% at December 31, 2002.

It is our policy to manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At December 31, 2002, approximately 37% of our outstanding debt, including amounts borrowed under the Credit Facility, was subject to variable rates. We may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings. It is not our policy to engage in hedging activities for speculative purposes. At December 31, 2002, we were not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed above.

Equity Offerings

 In January 1999, we filed a shelf registration statement with the SEC (the “January 1999 Shelf Registration Statement”) to carry forward the remaining $801.2 million in equity securities from a November 1997 shelf registration statement (declared effective by the SEC on December 18, 1997). The January 1999 Shelf Registration Statement was declared effective by the SEC on January 25, 1999. Therefore, we have the capacity pursuant to the January 1999 Shelf Registration Statement to issue up to $801.2 million in equity securities. We currently have no plans to issue equity under this shelf registration.

Stock Repurchases

 In 1999, our Board of Directors authorized the repurchase of up to 6.2 million shares of our outstanding Common Stock. This represented approximately 20% of our total outstanding Common Stock. In connection with the sale of 36 multifamily Properties in December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of December 31, 2002, 6,179,316 common shares have been repurchased for a total cost of approximately $102,537,000; this represents approximately 75% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, we announced that our Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of December 31, 2002, 1,402,200 preferred shares have been repurchased for a total cost of approximately $20,968,000; this represents approximately 41% of the expanded repurchase authorization and approximately 12% of Preferred Stock outstanding when the repurchase program began. Future stock repurchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

Critical Accounting Policies

Revenue recognized on a straight-line basis

 We recognize rental revenue on a straight-line basis at amounts that we believe we will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as our collection experience and the credit quality of our tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that we have previously recognized as revenue, or if other tenants remain whom we previously believed would not.

Carrying value of rental properties, investments in development and other investment assets

 Our rental properties, investments in development and other investment assets such as operating joint ventures and mortgage loans receivable are generally carried at the lower of cost or estimated fair value. Certain development and operating joint ventures include our share of undistributed income or loss arising from the investment, and the mortgage loans receivable include accrued interest. In addition, under our long-term development program, some interest, payroll and general and administrative costs incurred in connection with this program may be capitalized. The actual value of our portfolio of property, investments in development and other investments could be significantly higher or lower than their carrying amounts.

Our status as a real estate investment trust (REIT)

 We have elected to be taxed as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A real estate investment trust is generally not subject to federal income tax on that portion of its real estate investment trust taxable income (“Taxable Income”) that is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and other requirements are met. We believe that we have complied with all requirements to qualify as a REIT for the years ended December 31, 2002 and 2001. Accordingly, no provision for income taxes is included in our consolidated financial statements.

New Accounting Pronouncements

In June 2001, the FASB approved for issuance SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for us. We do not expect this standard to have a material impact on our consolidated financial position or results of operations.

In May 2002, the FASB approved for issuance SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in APB No. 30 have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. SFAS No. 145 will be effective January 1, 2003 for us. Gains and losses from extinguishment of debt previously recognized as extraordinary will be reclassified to conform to the new presentation.

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

In November 2002, the FASB approved for issuance FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. It is possible that certain of the entities through which and with which we conduct business, including those described in Notes 6 and 8 in Item 15 will be deemed to be Variable Interest Entities under the provisions of FIN 46. The total assets and liabilities of such entities were approximately $256 million and $191 million at December 31, 2002. Our maximum exposure to loss would be equal to our investments in these arrangements, plus the related debt guarantees, as described in Note 6 in Item 15. The disclosures provided reflect our understanding and analysis of FIN 46 based upon information currently available. The evaluation of our various arrangements is ongoing and is subject to change in the event additional interpretive guidance is provided by the Financial Accounting Standards Board or others.

Inflation

Leases at the office Properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. Substantially all of the leases at the industrial and retail Properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. Leases at the multifamily Properties generally provide for an initial term of one month or one year and allow for rent adjustments at the time of renewal. All of these provisions may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation.

Forward Looking Statements; Factors That May Affect Operating Results

 This Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding potential acquisitions, the anticipated performance of our properties and statements regarding our financing activities. The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors” below, and are based on information available to us on the date hereof. We assume no obligation to update any forward looking-statement or statements. Actual results, performance or outcomes may differ materially from those stated or implied in such forward looking statements. The reader should also consult the cautionary statements and risk factors listed from time to time in our Reports on Forms 10-Q, 8-K and our 10-K.

RISK FACTORS

We have identified a number of risk factors, which could adversely affect our stock value, asset value, or cash flow available to pay debt service or dividends.

Market Fluctuations in Rental Rates and Occupancy Could Adversely Affect Our Operations

 Our portfolio of leases turns over continuously, with the number and value of expiring leases varying from year to year. Our ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space (including sublease space offered by tenants who have vacated space in competing buildings prior to the expiration of their lease term), and the level of improvements which may be required at the property. We cannot assure you that the rental rates we obtain in the future will be equal to or greater than those obtained under existing contractual commitments. If we cannot lease all or substantially all of the expiring space at our properties promptly or if the rental rates are significantly lower than expected, then our results of operations and financial condition could be negatively impacted.

Tenants’ Defaults Could Adversely Affect Our Operations

 Our ability to manage our assets is subject to federal bankruptcy laws and state laws that limit creditors’ rights and remedies available to real property owners to collect delinquent rents. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply, which in some instances may restrict the amount and recoverability of our claims against the tenant. A tenant’s default on its obligations to us could adversely affect our results of operations and financial condition.

Our Cash Flow May Be Insufficient for Debt Service Requirements

 We intend to incur indebtedness in the future, including through borrowings under our Credit Facility, to finance property acquisitions, retirement of debt and stock repurchases. As a result, we expect to be subject to the risks associated with debt financing including the risk that:

•	interest rates may increase;

•	our cash flow may be insufficient to meet required payments on our debt; and

•	we may be unable to refinance or repay the debt as it comes due.

Debt Restrictions May Affect Our Operations and Negatively Affect Our Ability to Repay Indebtedness at Maturity

 Our current $180 million unsecured Credit Facility contains provisions that restrict the amount of distributions we can make. These provisions provide that distributions may not exceed 90% of funds from operations for any fiscal quarter. If we cannot obtain acceptable financing to repay indebtedness at maturity, we may have to sell properties to repay indebtedness or properties may be foreclosed upon, which could adversely affect our results of operations, financial condition and ability to service debt. Also, as of December 31, 2002, approximately $350.3 million of our total indebtedness included secured mortgages with cross-collateralization provisions. In the event of a default, the holders of this indebtedness may seek to foreclose upon properties which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by these properties. Foreclosure of properties would cause us to lose income and asset value.

Fluctuations in Interest Rates May Adversely Affect Our Operations

 As of December 31, 2002, we had approximately $270.1 million of variable interest rate indebtedness. Accordingly, an increase in interest rates would result in an increase in interest payments we make to service the debt which would adversely affect our net income and results of operations.

Acquisitions Could Adversely Affect Operations

 Consistent with our strategy, we continually evaluate potential acquisition opportunities. From time to time we actively consider acquiring specific properties, which may include properties we manage or that are owned by affiliated parties. It is possible that one or more of such possible future acquisitions, if completed, could adversely affect our results of operations and financial condition.

Potential Adverse Consequences of Transactions Involving Conflicts of Interest

 We have acquired, and from time to time may acquire, properties from partnerships that Robert Batinovich, our Chairman and Chief Executive Officer, and Andrew Batinovich, our President and Chief Operating Officer, control, and in which they and members of their families have substantial interests. These transactions involve or will involve conflicts of interest. These transactions also may provide substantial economic benefits to those individuals such as:

•	payments or issuances of partnership units in the Operating Partnership,

•	relief or deferral of tax liabilities,

•	relief of primary or secondary liability for debt, and

•	reduction in exposure to other property-related liabilities.

Our policy provides that interested directors may not vote with regard to transactions in which they have a substantial interest. These transactions may only be completed if they are approved by a majority of the disinterested directors, with the interested directors abstaining. Despite this policy and the presence of appraisals or fairness opinions or review by parties who have no interest in the transactions, the transactions will not be the product of arm’s-length negotiation. These transactions may not be as favorable to us as transactions that we negotiate with unrelated parties and they could result in undue benefit to Robert and Andrew Batinovich and members of their families. None of these parties has guaranteed that any properties acquired from entities they control or in which they have a significant interest will be as profitable as our other investments or will not result in losses.

Dependence on Executive Officers

 We depend on the efforts of Robert Batinovich, our Chief Executive Officer and Andrew Batinovich, our President and Chief Operating Officer, and our other executive officers. The loss of the services of any of them could have an adverse effect on our results of operations and financial condition. Both Robert and Andrew Batinovich have entered into employment agreements with us.

Potential Liability Due to Environmental Matters

 Under federal, state and local laws relating to protection of the environment, or Environmental Laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of petroleum products or other hazardous or toxic substances on the property. These owners may be required to investigate and clean-up the contamination on the property as well as the contamination which has migrated from the property. Environmental Laws typically impose liability and clean-up responsibility without regard to whether the owner or operator knew of, or was responsible for, the presence of the contamination. This liability may be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. In addition, the owner or operator of a property may be subject to claims by third parties based on personal injury, property damage and/or other costs, including investigation and clean-up costs, resulting from environmental contamination. Environmental Laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated. These restrictions may require expenditures. Under the Environmental Laws, any person who arranges for the transportation, disposal or treatment of hazardous or toxic substances may also be liable for the costs of investigation or clean-up of those substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by that person.

Our tenants generally are required by their leases to operate in compliance with all applicable Environmental Laws, and to indemnify us against any environmental liability arising from their activities on the properties. However, we could be subject to environmental liability relating to our management of the properties or strict liability by virtue of our ownership interest in the properties. Also tenants may not satisfy their indemnification obligations under the leases. We are also subject to the risk that:

•	any environmental assessments of our properties, properties being considered for acquisition, or the properties owned by the partnerships managed by us may not have revealed all potential environmental liabilities,

•	any prior owner or prior or current operator of these properties may have created an environmental condition not known to us, or

•	an environmental condition may otherwise exist as to any one or more of these properties.

Any one of these conditions could have an adverse effect on our results of operations and financial condition or ability to service debt, either directly (with respect to its properties), or indirectly (with respect to properties owned by partnerships we manage). Moreover, future environmental laws, ordinances or regulations may have an adverse effect on our results of operations, financial condition and ability to service debt. Also, the current environmental condition of those properties may be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us.

Environmental Assessments and Potential Liability Due to Asbestos-Containing Materials

 Environmental Laws also govern the presence, maintenance and removal of asbestos-containing building materials. These laws require that asbestos-containing building materials be properly managed and maintained and that those who may come into contact with asbestos-containing building materials be adequately informed and trained. They also require that special precautions, including removal or other abatement, be undertaken in the event asbestos-containing building materials are disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. They also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

All of the properties that we presently own have been subject to Phase I environmental assessments by independent environmental consultants. Some of the Phase I environmental assessments recommended further investigations in the form of Phase II environmental assessments, including soil and groundwater sampling. We have completed all of these investigations or are in the process of completing them. Some of our properties have been found to contain asbestos-containing building materials. We believe that these materials have been adequately contained and we have implemented an asbestos-containing building materials operations and maintenance program for the properties found to contain asbestos-containing building materials.

Some, but not all, of the properties owned by partnerships we manage have been subject to Phase I environmental assessments by independent environmental consultants. We determine on a case-by-case basis whether to obtain Phase I environmental assessments on these properties and whether to undertake further investigation or remediation. Some of these properties contain asbestos-containing building materials. In each case, we believe that these materials have been adequately contained and we have implemented an asbestos-containing building materials operations and maintenance program for the properties found to contain asbestos-containing building materials.

Potential Environmental Liability Resulting From Underground Storage Tanks

 Some of our properties, as well as properties that we previously owned, are leased or have been leased to owners or operators of businesses that use, store or otherwise handle petroleum products or other hazardous or toxic substances. These businesses include dry cleaners that operate on-site dry cleaning plants and auto care centers. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. These operations create a potential for the release of those substances. Some of our properties are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Several of our properties have been contaminated with these substances from on-site operations or operations on adjacent or nearby properties. In addition, some properties are on, or are adjacent to or near other properties upon which others, including former owners or tenants of the properties, have engaged or may engage in activities that may release petroleum products or other hazardous or toxic substances.

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

General Risks of Ownership of Real Estate

 We are subject to risks generally incidental to the ownership of real estate. These risks include:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	the impact of environmental protection laws;

•	changes in interest rates and availability of financing which may render the sale or financing of a property difficult or unattractive;

•	changes in tax, real estate and zoning laws; and

•	the creation of mechanics’ liens or similar encumbrances placed on the property by a lessee or other parties without our knowledge and consent.

Should any of these events occur, our results of operations and financial condition could be adversely affected.

General Risks Associated With Management and Leasing Contracts

 We are subject to the risks generally associated with the property management and leasing businesses. These risks include the risk that:

•	management contracts or service agreements may be terminated;

•	contracts will not be renewed upon expiration or will not be renewed on terms consistent with current terms; and

•	leasing activity generally may decline.

Uninsured Losses May Adversely Affect Operations

 We, or in certain instances, tenants of the properties, carry comprehensive liability, fire and extended coverage with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. In addition, although our existing policies of insurance covering property damage do not exclude coverage for acts of terrorism, it is possible that such an exclusion could be imposed by an insurance carrier either during the current policy term upon satisfaction of certain notice requirements, or upon future policy renewal, in which case any losses from acts of terrorism might be uninsured. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

Illiquidity of Real Estate May Limit Our Ability to Vary Our Portfolio

 Real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio quickly in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986, as amended (the “Code”), and individual agreements with sellers of properties limit our ability to sell properties.

Twenty-five of our properties were acquired on terms and conditions under which they can be disposed of only in a like-kind exchange or other non-taxable transaction for limited periods of time. The agreed upon time periods for these restrictions on dispositions vary from transaction to transaction.

Potential Liability Under the Americans With Disabilities Act

 All of our properties are required to be in compliance with the Americans With Disabilities Act. The Americans With Disabilities Act generally requires that places of public accommodation be made accessible to people with disabilities to the extent readily achievable. Compliance with the Americans With Disabilities Act requirements could require removal of access barriers. Non-compliance could result in imposition of fines by the federal government, an award of damages to private litigants and/or a court order to remove access barriers. Because of the limited history of the Americans With Disabilities Act, the impact of its application to our properties, including the extent and timing of required renovations, is uncertain. Pursuant to lease agreements with tenants in certain of the “single-tenant” properties, the tenants are obligated to comply with the Americans With Disabilities Act provisions. If our costs are greater than anticipated or tenants are unable to meet their obligations, our results of operations and financial condition could be adversely affected.

Development Alliances May Adversely Affect Operations

 We may, from time to time, enter into alliances with selected developers for the purpose of developing new projects in which these developers have, in the opinion of management, significant expertise or experience. These projects generally require various governmental and other approvals, the receipt of which cannot be assured. These development activities also may entail certain risks, including the risk that:

•	management may expend funds on and devote time to projects which may not come to fruition;

•	construction costs of a project may exceed original estimates, possibly making the project uneconomical;

•	occupancy rates and rents at a completed project may be less than anticipated; and

•	expenses at a completed development may be higher than anticipated.

In addition, the partners in development alliances may have significant control over the operation of the alliance project. Therefore, these investments may, under certain circumstances, involve risks such as the possibility that the partner might:

•	become bankrupt;

•	have economic or business interests or goals that are inconsistent with our business interest or goals; or

•	be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Consequently, actions by a partner in a development alliance might subject property owned by the alliance to additional risk. Although we will seek to maintain sufficient control of any alliance to permit our objectives to be achieved, we may be unable to take action without the approval of our development alliance partners. Conversely, our development alliance partners could take actions binding on the alliance without our consent. In addition, should a partner in a development alliance become bankrupt, we could become liable for the partner’s share of the project’s liabilities. These risks may result in a development project adversely affecting our results of operations and financial condition.

Material Tax Risks

 Since 1996, we have operated as a REIT under the Code. However, we may not be able to maintain our status as a REIT. To qualify as a REIT, we must satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions. Only limited judicial or administrative interpretation exists for these provisions and involves the determination of various factual matters and circumstances not entirely within our control. We receive nonqualifying management fee income and, as a result, we may approach the income test limits imposed by the Code. There is a risk that we may not satisfy these tests. We are relying on the opinion of our tax counsel regarding our ability to qualify as a REIT. This legal opinion, however, is not binding on the Internal Revenue Service, or IRS.

Consequences of Failure to Qualify as a REIT

 If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we also may be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify. This would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, we would no longer be required to make distributions to stockholders.

Even if we continue to qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property.

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

Our Indebtedness Restrictions May Adversely Affect Our Ability to Incur Indebtedness

 Our organizational documents limit our ability to incur additional debt if the total debt, including the additional debt, would exceed 50% of the “Borrowing Base.” This could limit the Company’s ability to incur debt to fund new acquisitions, capital improvements to existing properties, or dividends. This debt limitation in our Charter can only be amended by an affirmative vote of the majority of all outstanding stock entitled to vote on such amendment. The term “Borrowing Base” is defined as the greater of Fair Market Value or Total Market Capitalization. Fair Market Value is based upon the value of our assets as determined by an independent appraiser. Total Market Capitalization is the sum of the market value of our outstanding capital stock, including shares issuable on exercise of redemption options by holders of units of the limited partnership, plus debt. An exception is made for refinancings and borrowings required to make distributions to maintain our status as a REIT. In light of these debt restrictions, it should be noted that a change in the value of our common stock could affect the Borrowing Base, and therefore our ability to incur additional indebtedness, even though such change in the common stock’s value is unrelated to our liquidity.

Limitation on Ownership of Common Stock And Stockholder’s Rights Plan May Preclude Acquisition of Control

 Provisions of our Charter are designed to assist us in maintaining our qualification as a REIT under the Code by preventing concentrated ownership in our common and preferred stock which might jeopardize our REIT qualification. Among other things, these provisions provide that:

•	any transfer or acquisition of our common or preferred stock that would result in our disqualification as a REIT under the Code will be void; and

•	if any person attempts to acquire shares of our common or preferred stock that after the acquisition would cause the person to own an amount of common stock and preferred stock in excess of a predetermined limit, such acquisitions would be void.

Ownership is determined by operation of certain attribution rules set out in the Code. Pursuant to Board action, the limit currently is 9.9% of the value of the outstanding shares of common stock and preferred stock. We refer to this limitation as the “Ownership Limitation.” The common stock or preferred stock the transfer of which would cause any person to violate the Ownership Limitation, is referred to as the Excess Shares. A transfer that would violate the Ownership Limitation will be void and the common stock or preferred stock subject to the transfer will automatically be transferred to an unaffiliated trustee for the benefit of a charitable organization designated by the Board of Directors until sold by the trustee to a third party or purchased by us. This limitation on the ownership of common stock and preferred stock may preclude the acquisition of control of us by a third party without the consent of the Board of Directors. If the Board of Directors waives the Ownership Limitation for any person, the Ownership Limitation will be proportionally and automatically reduced with regard to all other persons such that no five persons may own more than 50% of the value of the common stock and preferred stock. Certain other provisions contained in our Charter and Bylaws may also have the effect of discouraging a third party from making an acquisition proposal and may thereby inhibit a change in control of us even if a change in control would be in the best interests of the stockholders.

In addition, in July 1998, the Board of Directors adopted a stockholder rights plan. Under the plan, we declared a dividend of rights on our common stock. The rights issued under the plan will be triggered, with certain exceptions, if and when any person or group acquires, or commences a tender offer to acquire, 15% or more of our shares. The rights plan is intended to prevent abusive hostile takeover attempts by requiring a potential acquirer to negotiate the terms of an acquisition with the Board of Directors. However, it could have the effect of deterring or preventing an acquisition of us, even if a majority of our stockholders would be in favor of such acquisition, and could also have the effect of making it more difficult for a person or group to gain control of us or to change existing management.

Risks of Litigation

 Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Uncertainty Due to the Board of Directors’ Ability to Change Investment Policies

 The Board of Directors may change our investment policies without a vote of the stockholders. If our investment policies change, the risks and potential rewards of an investment in the shares may also change. In addition, the methods of implementing our investment policies may vary as new investment techniques are developed.

Effect of Market Interest Rates on Price of Common Stock

 The annual yield on the price paid for shares of our common stock from our distributions may influence the market price of the shares of our common stock in public markets. An increase in market interest rates may lead prospective purchasers of our common stock to seek a higher annual yield from their investments. This may adversely affect the market price of our common stock.

Shares Available for Future Sale

 We cannot predict the effect, if any, that future sales of shares of our common stock or future conversions or exercises of securities for future sales will have on the market price of our common stock. Sales of substantial amounts of our common stock, or the perception that substantial sales could occur, may adversely affect the prevailing market price for our common stock.

Item 7A.     Qualitative and Quantitative Information About Market Risk

Interest Rates

 We are exposed to changes in interest rates obtainable on our secured and unsecured borrowings. We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our mortgage loan receivable.

It is our policy to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, we have also entered into several variable rate debt arrangements. Approximately 37% at December 31, 2002 and 33% at December 31, 2001 of our outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates. In addition, the average interest rate on our debt decreased from 5.95% at December 31, 2001 to 5.26% at December 31, 2002. We review interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. We do not have any other material market-sensitive financial instruments. It is not our policy to engage in hedging activities for speculative or trading purposes.

We may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we are entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we make payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At December 31, 2002, we were not a party to any forward interest rate or similar agreements other than the interest rate cap contract entered into in December 2001 as discussed above.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

			(in thousands)
Secured Fixed	$23,623	$8,442	$24,056	$105,631	$29,934	$273,117	$464,803	$464,803
Average interest rate	7.35%	6.86%	7.07%	6.81%	7.13%	5.74%	6.24%
Secured Variable	$65,226	$43,974	$84,710	$—	$—	$—	$193,910	$193,910
Average interest rate	3.85%	4.63%	3.42%	—	—	—	3.84%
Unsecured Variable	$—	$—	$76,204	$—	$—	$—	$76,204	$76,204
Average interest rate	—	—	2.91%	—	—	—	2.91%

We believe that the interest rates given in the table for fixed rate borrowings approximate the rates we could currently obtain for instruments of similar terms and maturities and that the fair values of these instruments approximate carrying value at December 31, 2002.

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by $338,000, based upon the balances outstanding on variable rate instruments at December 31, 2002.

Item 8.     Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 14, 2002, at the recommendation of the Audit Committee, our Board of Directors decided to dismiss Arthur Andersen LLP as our independent public accountants and decided to appoint KPMG LLP to serve as the Corporation’s independent public accountants for the fiscal year ending December 31, 2002. We refer to Arthur Andersen LLP as Arthur Andersen, and we refer to KPMG LLP as KPMG. On July 18, 2002, KPMG, upon the completion of its standard client acceptance procedures, was formally engaged as our independent public accountants for the fiscal year ending December 31, 2002.

Arthur Andersen’s reports on our consolidated financial statements for each of the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Arthur Andersen’s report on our consolidated financial statements for the fiscal year ended December 31, 2001 was issued on an unqualified basis in conjunction with the publication of our Annual Report on Form 10-K.

During the fiscal years ended December 31, 2001 and 2000 and through July 18, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreements in connection with their report on our consolidated financial statements for such fiscal years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided Arthur Andersen with a copy of the foregoing disclosures as they relate to Arthur Andersen, which were also set forth in Form 8-K which we filed with the Securities and Exchange Commission on June 19, 2002. Attached as an exhibit to such Form 8-K was a copy of Arthur Andersen’s letter, dated June 19, 2002, stating its agreement with the statements contained in such disclosure.

During the fiscal years ended December 31, 2001 and 2000 and through July 18, 2002, we did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter that was the subject of a disagreement or a reportable event as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 7, 2003.

Item 11.     Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 7, 2003.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 7, 2003.

Item 13.     Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 7, 2003.

Item 14.     Controls and Procedures

          (a)    Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have reviewed our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days before the filing date of this annual report. We refer to that date as the Evaluation Date. Our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

          (b)    Changes in internal controls. Subsequent to the Evaluation Date there were no significant changes in our internal controls or in other factors that could significantly affect those controls.

PART IV

Item 15.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K

Index to Financial Statements and Schedules
			Page No.
(a)	(1)	Financial Statements
		Independent Auditors’ Report	36
		Consolidated Balance Sheets as of December 31, 2002 and 2001	37
		Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000	38
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	39
		Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	40
		Notes to Consolidated Financial Statements	42
	(2)	Financial Statement Schedules
		Schedule III - Real Estate and Accumulated Depreciation	64
		Schedule IV - Mortgage Loans Receivable, Secured by Real Estate	68
	(3)	Exhibits to Financial Statements
		The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	73
(b)	Reports on Form 8-K (incorporated herein by reference)
		None.

Independent Auditors’ Report

The Board of Directors and Stockholders
GLENBOROUGH REALTY TRUST INCORPORATED:

We have audited the accompanying consolidated balance sheets of GLENBOROUGH REALTY TRUST INCORPORATED (a Maryland corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules listed in the index to financial statements and schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GLENBOROUGH REALTY TRUST INCORPORATED and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2000 and its consolidated balance sheet as of December 31, 2001.

/s/ KPMG LLP

KPMG LLP

San Francisco, California
January 31, 2003

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
As of December 31, 2002 and 2001
(in thousands, except share amounts)

	2002	2001

		(Restated, see
		Note 2)
ASSETS
Rental properties, gross	$1,323,939	$1,338,022
Accumulated depreciation	(171,701)	(146,198)

Rental properties, net	1,152,238	1,191,824
Properties held for sale (net of accumulated depreciation of $12,291)	95,697	—
Investments in land and development	78,529	98,105
Investments in unconsolidated operating joint ventures	7,822	7,076
Mortgage loans receivable	41,813	39,061
Cash and cash equivalents	5,029	4,410
Other assets	52,735	46,838

TOTAL ASSETS	$1,433,863	$1,387,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$605,996	$588,420
Unsecured bank line	76,204	64,594
Obligations associated with properties held for sale	56,705	—
Other liabilities	22,490	23,123

Total liabilities	761,395	676,137

Commitments and contingencies (Note 17)
Minority interest	40,910	47,168
Stockholders’ Equity:
Common stock, $0.001 par value, 27,927,698 and 26,938,804 shares issued and outstanding at December 31, 2002 and 2001, respectively	28	27
Preferred stock, $0.001 par value, $25.00 liquidation preference, 10,097,800 shares issued and outstanding at December 31, 2002 and 2001	10	10
Additional paid-in capital	785,051	770,207
Deferred compensation	(3,897)	(945)
Distributions in excess of accumulated earnings	(149,634)	(105,290)

Total stockholders’ equity	631,558	664,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,433,863	$1,387,314

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2002, 2001 and 2000
(in thousands, except share and per share amounts)

	2002	2001	2000

			(Restated, see
			Note 2)
REVENUE
Rental revenue	$177,940	$165,446	$225,070
Fees and reimbursements from affiliates	3,672	6,628	3,713
Interest and other income	5,391	5,392	8,296
Equity in earnings of Associated Company	—	—	1,455
Equity in earnings (losses) of unconsolidated operating joint ventures	329	246	(386)

Total revenue	187,332	177,712	238,148

EXPENSES
Property operating expenses	53,913	49,000	77,382
General and administrative	11,687	10,967	13,429
Depreciation and amortization	47,657	41,781	55,307
Interest expense	34,633	31,717	58,654
Provision for impairment of real estate assets	4,582	—	4,800
Provision for impairment of non-real estate assets	—	—	4,404

Total expenses	152,472	133,465	213,976

Income before gain on sales of real estate assets, minority interest, discontinued operations and extraordinary item	34,860	44,247	24,172
Net gain on sales of real estate assets	—	884	20,482

Income before minority interest, discontinued operations and extraordinary item	34,860	45,131	44,654
Minority interest	(291)	(2,745)	(3,307)

Net income before discontinued operations and extraordinary item	34,569	42,386	41,347
Discontinued operations (including net gain on sales of $6,704 in 2002)	(637)	3,221	2,799

Net income before extraordinary item	33,932	45,607	44,146
Net loss on early extinguishment of debt	(11,442)	(1,732)	(7,910)

Net income	22,490	43,875	36,236
Preferred dividends	(19,564)	(19,564)	(20,713)
Discount on preferred stock repurchases	—	—	12,335

Net income available to Common Stockholders	$2,926	$24,311	$27,858

Basic Per Share Data:
Income available to Common Stockholders before extraordinary item and discontinued operations	$0.55	$0.84	$1.12
Extraordinary item	(0.42)	(0.06)	(0.27)
Discontinued operations	(0.02)	0.12	0.10

Net income available to Common Stockholders	$0.11	$0.90	$0.95

Basic weighted average shares outstanding	27,524,059	26,974,963	29,295,250

Diluted Per Share Data:
Income available to Common Stockholders before extraordinary item and discontinued operations	$0.49	$0.83	$0.77
Extraordinary item	(0.37)	(0.05)	(0.26)
Discontinued operations	(0.02)	0.11	0.09

Net income available to Common Stockholders	$0.10	$0.89	$0.60

Diluted weighted average shares outstanding	30,915,237	30,517,525	29,831,671

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2002, 2001 and 2000
(in thousands)

	Common Stock		Preferred Stock

							Distributions
					Additional	Deferred	in excess of
		Par		Par	paid-in	compen-	accumulated
	Shares	Value	Shares	Value	capital	sation	earnings	Total

Balance at December 31, 1999	30,821	$31	11,330	$11	$846,693	$(613)	$(61,788)	$784,334
Exercise of stock options	64	—	—	—	686	—	—	686
Conversion of Operating Partnership units into common stock*	337	—	—	—	4,780	—	—	4,780
Issuance of common stock related to merger of the Company and GC	162	—	—	—	2,615	—	—	2,615
Issuance of common stock to officers	40	—	—	—	645	(645)	—	—
Common and preferred stock repurchases	(4,430)	(4)	(1,232)	(1)	(92,580)	—	—	(92,585)
Amortization of deferred compensation	—	—	—	—	—	115	—	115
Discount on preferred stock repurchases*	—	—	—	—	(12,335)	—	12,335	—
Reallocation of limited partners’ interests in Operating Partnership *	—	—	—	—	20,492	—	—	20,492
Dividends paid to common and preferred stockholders	—	—	—	—	—	—	(71,093)	(71,093)
Net income*	—	—	—	—	—	—	36,236	36,236

Balance at December 31, 2000*	26,994	$27	10,098	$10	$770,996	$(1,143)	$(84,310)	$685,580

Exercise of stock options	5	—	—	—	327	—	—	327
Common stock repurchases	(60)	—	—	—	(1,116)	—	—	(1,116)
Amortization of deferred compensation	—	—	—	—	—	198	—	198
Unrealized gain on marketable securities	—	—	—	—	—	—	31	31
Dividends paid to common and preferred stockholders	—	—	—	—	—	—	(64,886)	(64,886)
Net income	—	—	—	—	—	—	43,875	43,875

Balance at December 31, 2001*	26,939	$27	10,098	$10	$770,207	$(945)	$(105,290)	$664,009

Exercise of stock options	801	1	—	—	10,858	—	—	10,859
Conversion of Operating Partnership units into common stock	56	—	—	—	1,151	—	—	1,151
Issuance of common stock to officers	164	—	—	—	3,150	(3,150)	—	—
Common stock repurchases	(32)	—	—	—	(674)	—	—	(674)
Amortization of deferred compensation	—	—	—	—	—	198	—	198
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	359	—	—	359
Unrealized loss on marketable securities	—	—	—	—	—	—	(31)	(31)
Dividends paid to common and preferred stockholders	—	—	—	—	—	—	(66,803)	(66,803)
Net income	—	—	—	—	—	—	22,490	22,490

Balance at December 31, 2002	27,928	$28	10,098	$10	$785,051	$(3,897)	$(149,634)	$631,558

*	Restated, see Note 2.

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

			(Restated, see
			Note 2)
Cash flows from operating activities:
Net income	$22,490	$43,875	$36,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	52,912	47,892	59,490
Amortization of loan fees, included in interest expense (including discontinued operations)	2,331	1,574	2,504
Accrued interest on mortgage loans receivable	(2,752)	(1,811)	(2,075)
Minority interest in income from operations	291	2,745	3,307
Equity in earnings of Associated Company	—	—	(1,455)
Equity in (earnings) losses of unconsolidated operating joint ventures	(329)	(246)	386
Net gain on sales of real estate assets	(6,704)	(884)	(20,482)
Net loss on early extinguishment of debt	11,442	1,732	7,910
Provision for impairment of real estate assets (including discontinued operations)	15,845	—	4,800
Provision for impairment of non-real estate assets	—	—	4,404
Amortization of deferred compensation	198	198	115
Changes in certain assets and liabilities, net	(10,228)	(15,356)	(9,086)

Net cash provided by operating activities	85,496	79,719	86,054

Cash flows from investing activities:
Net proceeds from sales of rental property	77,152	107,314	467,419
Acquisition of rental properties	(124,040)	(109,951)	(49,989)
Payments for capital and tenant improvements	(26,028)	(21,942)	(22,764)
Deposits on prospective acquisitions	(2,000)	—	(2,273)
Investments in land and development	(20,682)	(49,707)	(48,356)
Investments in unconsolidated operating joint ventures	—	(86)	(2,832)
Distributions from unconsolidated operating joint ventures	—	—	535
Principal payments from mortgage loans receivable	—	—	2,407
Repayment of notes receivable	—	—	3,040
Payments from affiliates	—	—	200
Contribution to Associated Company	—	—	(25)
Distributions from Associated Company	—	—	1,258
Merger of Associated Company and the Company	—	—	7,705

Net cash (used for) provided by investing activities	(95,598)	(74,372)	356,325

Cash flows from financing activities:
Proceeds from borrowings	300,006	447,688	310,360
Repayment of borrowings	(217,136)	(479,306)	(485,336)
Prepayment penalties on loan payoffs	(10,010)	(849)	(2,708)
Contributions from minority interest holders	27	147	—
Distributions to minority interest holders	(5,304)	(5,137)	(5,990)
Dividends paid to common and preferred stockholders	(66,803)	(64,886)	(71,093)
Exercise of stock options	10,859	327	686
Repurchases of common stock	(674)	(1,116)	(74,066)
Repurchases of preferred stock	—	—	(18,519)

Net cash provided by (used for) financing activities	10,965	(103,132)	(346,666)

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS –continued
For the years ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

			(Restated, see
			Note 2)
Net increase (decrease) in cash and cash equivalents	$863	$(97,785)	$95,713
Cash and cash equivalents at beginning of year	4,410	102,195	6,482

Cash and cash equivalents at end of year before adjustment for properties held for sale	$5,273	$4,410	$102,195
Cash and cash equivalents at properties held for sale	(244)	—	—

Cash and cash equivalents at end of year	$5,029	$4,410	$102,195

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,939, $4,573 and $3,777 in 2002, 2001 and 2000, respectively)	$36,876	$37,483	$62,645

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Assumption of mortgage loans in acquisition of real estate	$3,882	$82,203	$4,300

Disposition of real estate involving buyer’s assumption of mortgage loans	$4,850	$4,248	$120,517

Transfer of real estate assets from investments in land and development and unconsolidated operating joint ventures	$36,494	$39,250	$327

Note receivable from sale of investment in development	$3,775	$—	$—

Reallocation of limited partners’ interests in Operating Partnership	$359	$—	$20,492

Conversion of Operating Partnership units into common stock, at market value on date of issuance	$1,151	$—	$4,780

Redemption of Operating Partnership units	$—	$—	$2,586

Issuance of Common Stock in merger of Associated Company and the Company	$—	$—	$2,615

Unrealized gain (loss) on marketable securities	$(31)	$31	$—

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

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

As of December 31, 2002, 27,927,698 shares of Common Stock and 10,097,800 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 3,012,024 shares of Common Stock issuable upon redemption of 3,012,024 partnership units in the Operating Partnership (as defined below), there would be 30,939,722 shares of Common Stock outstanding as of December 31, 2002. In 1999 and 2000, the Company’s Board of Directors authorized the repurchase of up to 8,210,700 shares of common stock and 3,450,000 shares of preferred stock. As of December 31, 2002, 6,179,316 shares of Common Stock and 1,402,200 shares of Preferred Stock have been repurchased at a total cost of approximately $124 million.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and a 89.26% limited partner interest at December 31, 2002, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of December 31, 2002, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 74 real estate projects.

Prior to October 24, 2000, the Operating Partnership held 100% of the non-voting preferred stock of Glenborough Corporation (“GC” or the “Associated Company”). GC provided partnership administration, asset management, property management and development services to a group of unaffiliated partnerships, which included three public partnerships sponsored by Rancon Financial Corporation, an unaffiliated corporation which has real estate assets in the Inland Empire region of Southern California (the “Rancon Partnerships”).

Effective October 24, 2000, GC merged with the Company. In the merger, the Company received the net assets of GC, including the contract to manage the Rancon Partnerships, in exchange for its preferred stock of GC. In addition, the Company redeemed GC’s OP units and issued approximately 162,000 shares of common stock to GC’s common stock holders.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 2.      RESTATEMENT

In order to comply with the requirements of Statement of Financial Accounting Standards No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires restatement of financial statements for discontinued operations, the Company asked its current auditor, KPMG LLP, to conduct a re-audit of its financial statements for the years ended December 31, 2000 and 2001. This was necessary as Arthur Andersen, the Company’s former auditor, is no longer able to perform public company audits. As a result of the re-audit, certain adjustments have been made to the Company’s 2000 and 2001 financial statements. The net effect on the net income allocable to common shareholders for the year ended December 31, 2000 was an increase of approximately $9.7 million. There was no effect on net income allocable to common shareholders for the year ended December 31, 2001. The restated consolidated financial statements reflect the following adjustments for the years ended December 31, 2000 and 2001:

•	An increase of $12.3 million in net income allocable to common shareholders relating to a non-cash gain for the discount on the repurchase of preferred stock during the year ended December 31, 2000.

•	A decrease of $1 million in the net gain on sales of real estate assets and investments in unconsolidated operating joint ventures reflecting a loss realized on the contribution of a property to a joint venture during the year ended December 31, 2000.

•	A decrease of $393,000 in rental revenue for the year ended December 31, 2000, relating to the reversal of cash rent collected and recognized from a tenant that now will be amortized over the life of the lease.

•	An increase of $76,000 in general and administrative expenses relating to the expensing of certain costs relating to a software installation during the year ended December 31, 2000. These costs were originally capitalized and were being amortized over the life of the software.

•	A reclassification of $1.1 million for an operating partnership unit conversion from the year 2001 to the year 2000. The effect of this reclassification is to decrease additional paid-in capital and rental properties in 2000.

•	A reclassification of $20.5 million from minority interest to additional paid-in capital to reflect a decrease in the minority partners’ ownership in the net assets of the Operating Partnership at December 31, 2000.

The previously reported amounts and restated amounts for 2000 and 2001 are as follows (dollars in thousands, except per share amounts):

	2000		2001

	As Previously		As Previously
	Reported	Restated	Reported	Restated

Consolidated Balance Sheets:
Rental properties, gross	$1,208,566	$1,207,431	$(2)	$(2)
Investments in unconsolidated operating joint ventures	9,119	8,106	8,089	7,076
Other assets	42,803	42,727	46,914	46,838
Total Assets	1,371,158	1,368,934	1,388,403	1,387,314
Other liabilities	26,871	27,264	22,730	23,123
Minority interest	68,754	49,413	66,509	47,168
Additional paid-in capital	763,974	770,996	762,050	770,207
Distributions in excess of accumulated earnings	(94,012)	(84,310)	(114,992)	(105,290)
Total Liabilities and Stockholders’ Equity	1,371,158	1,368,934	1,388,403	1,387,314

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

	2000

	As Previously
	Reported (1)	Restated

Consolidated Statements of Operations:
Rental revenue	$225,464	$225,070
General and administrative	13,353	13,429
Net gain on sale of real estate assets	21,495	20,482
Minority interest	(2,157)	(3,307)
Net income	38,869	36,236
Discount on preferred stock buyback	—	12,335
Net income available to common stockholders	18,156	27,858
Net income per common share:
Basic	$0.62	$0.95
Diluted	$0.62	$0.60

(1) Reflects adjustment for 2002 discontinued operations.

(2) No change to previously reported numbers.

The 2000 and 2001 consolidated financial statements included herein and the accompanying footnotes reflect these restated amounts.

Note 3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of December 31, 2002 and 2001, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the years ended December 31, 2002, 2001 and 2000. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001, use the purchase method of accounting. The Company is required by SFAS No. 141 to allocate portions of the purchase price for a building to above and below market rate leases and lease origination costs. The impact of adopting SFAS No. 141 is discussed in Note 4.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

In August 2001, the FASB approved for issuance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. The Company adopted SFAS No. 144 on January 1, 2002. See Note 5 for further discussion.

In November 2002, the FASB approved for issuance FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB approved for issuance SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The measurement provisions of SFAS 148 are effective for fiscal years beginning after December 15, 2002. The disclosure provisions are effective for financial statements of interim and annual periods ending after December 15, 2002. Management does not expect this standard to have a material impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. It is possible that certain of the entities through which and with which the Company conducts business, including those described in Notes 6 and 8 will be deemed to be Variable Interest Entities under the provisions of FIN 46. The total assets and liabilities of such entities were approximately $256 million and $191 million at December 31, 2002. The Company’s maximum exposure to loss would be equal to its investments in these arrangements, plus the related debt guarantees, as described in Note 6. The disclosures provided reflect management’s understanding and analysis of FIN 46 based upon information currently available. The evaluation of the Company’s various arrangements is ongoing and is subject to change in the event additional interpretive guidance is provided by the Financial Accounting Standards Board or others.

Stock Based Compensation

The Company accounts for the fair value of the options and bonus grants in accordance with APB Opinion No. 25. As of December 31, 2002, 266,241 shares of bonus grants were outstanding under the Plan. The fair value of the shares granted has been recorded as deferred compensation in the accompanying financial statements and is being charged to earnings ratably over the respective vesting periods that range from 5 to 10 years. As a result, additional compensation expense of $198,700, $197,892 and $115,020 was recognized during the years ended December 31, 2002, 2001 and 2000, respectively, which is included in general and administrative expense on the accompanying consolidated statements of income. The exercise price of each incentive stock option granted is greater than or equal to the per-share fair market value of the Common Stock on the date the option is granted and, as such, no compensation expense has been recognized. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

As permitted by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation” (SFAS 123), the Company has not changed its method of accounting for stock options but has provided the additional required disclosures. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except for per share amounts).

				2000
		2002	2001	(Restated see Note 2)

Net income available to Common Stockholders	As reported	$2,926	$24,311	$27,858
	SFAS No. 123 Adjustment	(1,002)	(1,786)	(2,331)

	Pro forma	$1,924	$22,525	$25,527

Basic earnings per share	As reported	$0.11	$0.90	$0.95
	SFAS No. 123 Adjustment	(0.04)	(0.07)	(0.08)

	Pro forma	$0.07	$0.83	$0.87

Diluted earnings per share	As reported	$0.10	$0.89	$0.60
	SFAS No. 123 Adjustment	(0.03)	(0.06)	(0.08)

	Pro forma	$0.07	$0.83	$0.52

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2002, 2001 and 2000, respectively: expected dividend yield of 8.42%, 9.09% and 10.44%, expected volatility of 27.94%, 28.42% and 28.77% and weighted average risk-free interest rate of 3.28%, 4.73% and 5.09%. Average expected lives of 3.73, 5.49 and 4.20 years were used in 2002, 2001 and 2000, respectively. Based on these assumptions, the weighted average fair value of options granted would be calculated as $2.17, $1.93 and $1.57 in 2002, 2001 and 2000, respectively. Compensation cost has been adjusted by 5.42%, 4.50% and 18.27% in 2002, 2001 and 2000, respectively, to account for assumed forfeitures based on historical experience and management expectations.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

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

Investments in Unconsolidated Operating Joint Ventures

The Company’s investments in operating joint ventures are accounted for using the equity method. The Company does not hold a controlling interest in any operating joint venture. See Note 7 for further discussion.

Mortgage Loans Receivable

The Company monitors the recoverability of its mortgage loans receivable through ongoing contact with the borrowers to ensure timely receipt of interest and principal payments, and where appropriate, obtains financial information concerning the operation of the properties. Interest on mortgage loans receivable is recognized as revenue as it accrues during the period the loan is outstanding. Mortgage loans receivable will be evaluated for impairment if it becomes evident that the borrower is unable to meet its debt service obligations in a timely manner and cannot satisfy its payments using sources other than the operations of the property securing the loan. If it is concluded that such circumstances exist, then such loan will be considered to be impaired and its recorded amount will be reduced to the estimated fair value of the collateral securing it. Interest income will also cease to accrue under such circumstances. Due to uncertainties inherent in the valuation process, it is reasonably possible that the amount ultimately realized from the Company’s collection on its mortgage loans receivable will be different than the recorded amounts. See Note 8 for further discussion.

Cash and Cash Equivalents

The Company considers short-term investments (including certificates of deposit) with a maturity of three months or less at the time of investment to be cash equivalents.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities (included in other liabilities), recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates that the Company would be able to obtain for mortgage loans to third parties with similar terms, the carrying value of the Company’s mortgage loans receivable approximates fair value. Based on interest rates available to the Company for debt with comparable maturities and other terms, the carrying value of the Company’s notes payable approximates fair value.

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

At December 31, 2002 and 2001, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed in Note 10.

Deferred Financing and Other Fees

Fees paid in connection with the financing and leasing of the Company’s properties, including costs allocated to the origination of leases in place at properties acquired by the Company, are amortized over the term of the related notes payable or leases and are included in other assets.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Minority Interest

Minority interest represents the 9.74% and 10.23% limited partner interests in the Operating Partnership not held by the Company at December 31, 2002 and 2001, respectively. The Company periodically adjusts the carrying value of minority interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of limited partnership interest in the Operating Partnership.

Revenues

The Company recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Company’s collection experience and the credit quality of the Company’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Company has previously recognized as revenue, or if other tenants pay rent whom the Company previously estimated would not. SFAS No. 141 requires the Company to allocate a portion of the purchase price of a building to above market and below market rate leases. An above market rate lease results in an asset which is amortized over the lease term of the leases in the acquired building and results in a reduction to rental revenue. A below market rate lease results in a liability which is amortized over the lease term of the leases in the acquired building and results in an increase to rental revenue. The unamortized portion of these obligations are included in other assets and other liabilities in the accompanying consolidated balance sheets.

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

For the years ended December 31, 2002, 2001 and 2000, no tenants represented 10% or more of rental revenue of the Company.

Fee and reimbursement revenue consists of property management fees, asset management fees, and transaction fees from the acquisition, disposition, refinancing, leasing and construction supervision of real estate for unconsolidated affiliates.

Sales of Real Estate

The Company recognizes sales of real estate when a contract is in place, a closing has taken place, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement in the property. Each property is considered a separately identifiable component of the Company and is reported in discontinued operations when the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction.

Income Taxes

The Company has elected to be taxed as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended. A real estate investment trust is generally not subject to federal income tax on that portion of its taxable income that is distributed to its stockholders, provided that at least 90% of taxable income is distributed. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income. For the years ended December 31, 2002, 2001

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

and 2000, approximately 27%, 5% and 0%, respectively, of the distributions paid to common stockholders represented a return of capital for income tax purposes. For the years ended December 31, 2002, 2001 and 2000, none of the distributions paid to preferred stockholders represented a return of capital for income tax purposes. The Company has generally elected to distribute all of its taxable capital gain. For the years ended December 31 2002, 2001 and 2000, approximately 5%, 2% and 4%, respectively, of the distributions paid to common stockholders and approximately 7%, 2% and 4%, respectively, of the distributions paid to preferred stockholders represents a dividend taxable as long term capital gain. Approximately 3%, 1% and 27% of the distributions paid to common stockholders and 4%, 1% and 27% of the distributions paid to preferred stockholders represents a dividend taxable as unrecaptured Section 1250 gain for the years ended December 31, 2002, 2001 and 2000, respectively. The portion of the distributions other than return of capital, long term capital gain and unrecaptured Section 1250 gain is taxable as ordinary dividend income.

Note 4. RENTAL PROPERTY

The cost and accumulated depreciation of rental property as of December 31, 2002 and 2001 are as follows (in thousands):

		Buildings
		and			Net
		Improve-		Accumulated	Recorded
	Land	ments	Total Cost	Depreciation	Value

2002:
Office properties	$138,597	$925,520	$1,064,117	$(134,968)	$929,149
Industrial properties and other	57,737	202,085	259,822	(36,733)	223,089

Total	$196,334	$1,127,605	$1,323,939	$(171,701)	$1,152,238

2001:
Office properties	$112,687	$841,178	$953,865	$(106,511)	$847,354
Industrial properties	67,097	252,692	319,789	(35,944)	283,845
Other	6,981	57,387	64,368	(3,743)	60,625

Total	$186,765	$1,151,257	$1,338,022	$(146,198)	$1,191,824

The Company leases its commercial and industrial property under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2002 are as follows (in thousands):

Year Ending
December 31,

2003	$155,100
2004	129,697
2005	102,421
2006	81,554
2007	60,860
Thereafter	119,969

$649,601

Acquisitions

In the third quarter of 2002, the Company acquired the Aventine, a 240,000 square foot multi-tenant office building located in La Jolla, California. The total acquisition cost of approximately $75 million was funded with a new $50 million dollar loan (as discussed in Note 10) and draws on the Credit Facility (as defined in Note 10).

In the third quarter of 2002, from one of its development alliances, the Company acquired Gateway Office Four, a 63,000 square foot office property located in Denver, Colorado. The total acquisition cost of approximately $5.6 million was funded with proceeds from a tax-deferred exchange, a draw on the Credit Facility (as defined in Note 10) and the assumption of approximately $3.9 million in debt (as discussed in Note 10).

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

In the second quarter of 2002, the Company placed in service a 65,000 build-to-suit office property, located in Westminster, Colorado, that it had independently developed for a tenant. This tenant occupies 100% of the building. The building cost of approximately $8.8 million was reclassified from Investments in Land and Development.

In the first quarter of 2002, the Company acquired First Financial Plaza, a six-story, 223,000 square foot multi-tenant office building located in Encino, California. The total acquisition cost of approximately $47.6 million was funded with a new $32.55 million loan (as discussed in Note 10) and the remainder in cash.

In June 2001, the Financial Accounting Standards Board approved for issuance SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001, use the purchase method of accounting. The Company adopted the provisions of SFAS No. 141 for four properties acquired since June 1, 2001. Intangible assets related to lease origination costs and above market rate leases recognized in those transactions amounted to $5.4 million. Liabilities related to below market rate leases recognized in those transactions amounted to $4.3 million.

Note 5. DISPOSITIONS OF RENTAL PROPERTY

In 2002, the Company sold nine properties, including one multifamily, one retail and seven industrial. These assets were sold for an aggregate sales price of $85 million and generated a net gain of approximately $6,704,000.

The nine properties sold in 2002 were:

			Date of	Building	Total Square
Property	Type	Location	Sale	Count	Footage/Units

Springs of Indian Creek	Multifamily	Carrollton, TX	4/25/02	1	519 units
Cross Creek Retail Centre	Retail	Indianapolis, IN	5/16/02	1	76,908 sf
Southworth-Milton	Industrial	Milford, MA	6/6/02	1	146,125 sf
Winnetka Industrial Center	Industrial	Crystal, MN	8/14/02	1	188,260 sf
Forest Street Business Center	Industrial	Marlborough, MA	10/31/02	1	32,500 sf
One Taft Industrial	Industrial	Totowa, NJ	11/04/02	1	120,943 sf
Coronado Industrial	Industrial	Anaheim, CA	12/17/02	1	95,732 sf
Springdale Commerce Center	Industrial	Santa Fe Springs, CA	12/18/02	1	144,000 sf
East Anaheim	Industrial	Anaheim, CA	12/26/02	1	106,232 sf

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain or loss on sales of real estate for properties sold or classified as held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued operations” for all periods presented. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet. The four properties classified as held for sale at December 31, 2002 are:

			Building	Total Square
Property	Type	Location	Count	Footage/Units

Ashford Perimeter	Office	Atlanta, GA	1	287,997 sf
Bellanca Airport Park	Industrial	Los Angeles, CA	2	84,201 sf
Canyons	Multifamily	Fort Worth, TX	1	349 units
Covance Business Center	Industrial	Indianapolis, IN	1	333,600 sf

The major classes of assets and liabilities of properties classified as held for sale at December 31, 2002 are (dollars in thousands):

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

ASSETS
Rental properties, gross	$104,154
Accumulated depreciation	(12,291)

Rental properties, net	91,863
Cash and cash equivalents	243
Other assets	3,591

Properties held for sale	$95,697

LIABILITIES
Mortgage loans	$52,717
Other liabilities	3,988

Obligations associated with properties held for sale	$56,705

Below is a summary of the results of operations of sold and held for sale properties through their respective disposition dates, if applicable (dollars in thousands):

		Years ended
	December 31,

	2002(1)	2001	2000

Rental revenue	$19,854	$23,237	$17,118
Interest and other income	17	38	16

Total revenue	19,871	23,275	17,134

Property operating expenses	6,581	7,860	5,526
Depreciation and amortization	5,255	6,109	4,183
Interest expense	4,113	6,085	4,626
Provision for impairment of real estate assets	11,263	—	—

Total expenses	27,212	20,054	14,335

Income/(loss) before net gain on sales of real estate	(7,341)	3,221	2,799
Net gain on sales of real estate	6,704	—	—

Discontinued operations	$(637)	$3,221	$2,799

(1) Reflects 2002 operations through date of sale.

Note 6. INVESTMENTS IN LAND AND DEVELOPMENT

The Company is independently developing approximately 116,000 square feet of commercial property, which is substantially completed and currently in the stabilization phase, in New Jersey and Maryland. As of December 31, 2002, the Company had invested approximately $15.1 million in these projects. Additionally, the Company has approximately 98 acres of land with a book value of approximately $21.9 million as of December 31, 2002. This land has potential for future development of approximately 1,355,000 square feet of office space. The Company is obligated to fund approximately $1.4 million towards these developments in 2003. The loans secured by certain of these development properties contain recourse provisions to the Company in the aggregate amount of $15.4 million; however, some of the loans were not fully drawn as of December 31, 2002.

The Company is currently involved in a number of alliances organized in limited liability companies and stock corporations which could ultimately result in the development of approximately 939,000 square feet of commercial

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

and mixed-use properties in California and Colorado. These projects are currently in three different phases of development: approximately 425,000 square feet is substantially completed and in the stabilization phase, 64,000 square feet in the predevelopment phase and 450,000 square feet in the entitlement phase. The alliances grant the Company certain rights to purchase the properties upon completion of development. As of December 31, 2002, the Company had invested approximately $41.5 million in these alliances. In addition, the Company has acquired properties from them aggregating approximately $119.8 million since 1999. The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under these alliances, the Company has provided an aggregate of $48.7 million in debt guarantees; however, some of the loans were not fully drawn as of December 31, 2002. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from approximately 1 to 2 years. The Company would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for the Company’s obligation to “stand-ready” to fund such guarantees. In the event that the Company must make payments under one of these guarantees, its only recourse is to the Limited Liability Companies that own the properties. No estimate of the amount that could be recovered by the Company in such an event can be made at this time.

Note 7.  INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company’s investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings (losses). Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated operating joint ventures consist of the following as of December 31, 2002 and 2001 (dollars in thousands):

					Investment Balance at
					December 31,

	Ownership	Property	Square	Property
Joint Venture	Interest	Location	Footage	Type	2002	2001

						(Restated,
						see Note 2)
Rincon Center I & II	10%	San Francisco, California	741,000	Mixed-Use	$4,225	$4,045
2000 Corporate Ridge	10%	McLean, Virginia	256,000	Office	3,171	3,031
Gateway Retail I	50%	Denver, Colorado	12,000	Retail	426	—

					$7,822	$7,076

During the first quarter of 2002, Gateway Retail I, a 12,000 square foot retail property partially owned through one of the Company’s development alliances, commenced operations and was reclassified from Investments in Land and Development to Investments in Unconsolidated Operating Joint Ventures. This property is being accounted for using the equity method.

Note 8.  MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage of approximately $41.8 million, including accrued interest of $1.9 million at December 31, 2002, secured by land at Gateway Park in Aurora, Colorado. Through December 31, 2002, the loan accrued interest at a fixed rate of 13% and matured in July 2005. Effective January 1, 2003, the loan was modified to

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

reduce the interest rate to 6.5% as a result of changes in prevailing market interest rates since the original date of the loan and to extend the maturity date to July 2007. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 5 million square feet of office space over the next ten years. No loan loss reserves have been recorded related to this loan.

Note 9. OTHER ASSETS

As of December 31, 2002 and 2001, other assets on the consolidated balance sheets consists of the following (in thousands):

	2002	2001

		(Restated,
		see Note 2)
Accounts receivable, net	$2,481	$3,011
Straight-line rent receivable, net	6,570	2,395
Prepaid expenses	4,313	4,188
Impound accounts	2,352	4,901
Note receivable	3,775	—
Deferred leasing and financing costs, net	27,510	22,983
Investment in management contracts	2,356	2,963
Corporate office fixed assets, net	2,601	2,860
Marketable securities, at fair value	—	3,157
Other	777	380

Total other assets	$52,735	$46,838

Note 10.  SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans, bank lines, and notes payable outstanding as of December 31, 2002 and 2001 (in thousands):

	2002	2001

Secured loans with various lenders, bearing interest at fixed rates between 4.83% and 8.13% at December 31, 2002 and 6.77% and 8.47% at December 31, 2001, with monthly principal and interest payments ranging between $19 and $292 and maturing at various dates through July 1, 2008. These loans are secured by properties with an aggregate net carrying value of $382,237 and $403,982 at December 31, 2002 and 2001, respectively.	$274,966	$267,728
Secured loans with various lenders, bearing interest at variable rates ranging between 3.38% and 3.88% at December 31, 2002 and 4.12% and 4.37% at December 31, 2001, and maturing at various dates through December 5, 2005 These loans are secured by properties with an aggregate net carrying value of $207,023 and $158,069 at December 31, 2002 and 2001, respectively.	149,936	99,247

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

	2002	2001

Secured loan with an insurance company, net of unamortized discount of $1,801 and $2,110 at December 31, 2002 and December 31, 2001, respectively. The loan has two fixed rate components. The fixed rate component of $45,073 bears interest at 6.125%, matures on November 10, 2008, and requires monthly principal and interest payments of $296. The fixed rate component of $92,611 bears interest at 5.91%, matures on November 10, 2008, and requires monthly principal and interest payments of $595. The two components are cross-collateralized and are secured by properties with an aggregate net carrying value of $200,956 and $210,928 at December 31, 2002 and 2001, respectively. This loan was modified in the fourth quarter of 2002 as discussed below.	$137,684	$116,133
Secured loan with an insurance company, net of unamortized discount of $819 and $959 at December 31, 2002 and December 31, 2001, respectively. The loan has both a fixed rate and a variable rate component. The fixed rate component of $52,153 bears interest at 6.125%, matures on November 10, 2008, and requires monthly principal and interest payments of $343. The variable rate component of $43,974 bears interest at a floating rate of 30-day LIBOR plus 3.25% (4.63% at December 31, 2002 and 5.12% at December 31, 2001), matures on December 11, 2004, and requires monthly interest-only payments. The two components are cross-collateralized and are secured by properties with an aggregate net carrying value of $157,248 and $167,563 at December 31, 2002 and 2001, respectively.	96,127	105,312

Total mortgage loans	658,713	588,420

Unsecured $180,000 line of credit with a group of commercial banks (“Credit Facility”) with a variable interest rate of 30-day LIBOR plus 1.525% at December 31, 2002 and 30-day LIBOR plus 1.625% at December 31, 2001 (2.91% and 3.50%, respectively), monthly interest only payments and a maturity date of September 19, 2005, with one one-year extension option.	76,204	64,594

Total secured and unsecured liabilities before adjustment for properties held for sale	$734,917	$653,014

Mortgage loans on the Consolidated Balance Sheet as of December 31, 2002 are presented net of properties classified as held for sale. The following table reconciles total secured and unsecured liabilities from the table above to the amounts presented on the Consolidated Balance Sheet:

December 31,
2002

Total mortgage loans	$658,713
Properties held for sale (Note 6)	(52,717)

Total mortgage loans adjusted for properties held for sale	605,996
Unsecured bank line	76,204

Total secured and unsecured liabilities	$682,200

In the fourth quarter of 2002, the Company closed a $50 million secured loan which replaced an existing loan secured by the Aventine located in La Jolla, California. The previous loan of $50 million, which was obtained at the

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

closing of the Company’s acquisition of the Aventine (see below), had a floating rate of 30-day LIBOR plus 2% and an initial maturity date of August 27, 2004, and was paid off with the proceeds from the new secured loan which has a maturity date of January 1, 2008, and bears interest at a fixed rate of 4.99%. In connection with this payoff, the Company recognized a net loss on early extinguishment of debt of $357,000 due to the write-off of unamortized original issuance costs as discussed in Note 11 below.

In the fourth quarter of 2002, the Company closed a $33 million secured loan which replaced an existing loan secured by First Financial Plaza located in Encino, California. The previous loan of $32.55 million, which was obtained at the closing of the Company’s acquisition of First Financial Plaza (see below), had a floating rate of 30-day LIBOR plus 2% and an initial maturity date of March 31, 2004, and was paid off with the proceeds from the new secured loan which has a maturity date of January 1, 2008, and bears interest at a fixed rate of 4.83%. In connection with this payoff, the Company recognized a net loss on early extinguishment of debt of $119,000 due to the write-off of unamortized original issuance costs as discussed in Note 11 below.

In the fourth quarter of 2002, the Company closed an additional $23 million secured loan with an insurance company. This loan is an expansion and refinance of an existing $70.7 million loan secured by eleven properties, which had a maturity date of November 10, 2008 and a fixed interest rate of 6.125%. The new $93.7 million loan, which bears interest at a fixed rate of 5.91% and has a maturity date of November 10, 2008, is cross-collateralized with an existing $45.8 million loan. After the release of three properties from the loan pool replaced by the addition of two properties, the loans are secured by ten properties with an aggregate net book value of approximately $201 million at December 31, 2002. The excess proceeds from the new loan were used to pay down the Credit Facility as discussed below.

In the fourth quarter of 2002, the Company closed a $75.7 million secured loan which replaced an existing loan secured by a group of properties. The previous loan of $42.4 million, which had a fixed rate of 7.50% and a maturity date of October 31, 2007, was paid off with the proceeds from the new secured loan which has a maturity date of December 5, 2005, and bears interest at a floating rate of 30-day LIBOR plus 2%. The excess proceeds from the new loan were used to pay down an existing loan secured by one property. This previous loan of $9.5 million had a fixed rate of 8.14% and a maturity date of October 1, 2003. The excess proceeds from the new loan were also used to pay down the Credit Facility as discussed below. In connection with these payoffs, the Company recognized a net loss on early extinguishment of debt of $9,234,000 due to the write-off of unamortized original issuance costs and prepayment penalties as discussed in Note 11 below.

In the fourth quarter of 2002, related to the sale of two properties (as discussed in Note 5), approximately $8.5 million of the Company’s mortgage loans were paid off. In addition, a $3 million loan secured by one property was paid off before the maturity date. In connection with these payoffs, the Company recognized a net loss on early extinguishment of debt of $840,000 due to the write-off of unamortized original issuance costs and prepayment penalties as discussed in Note 11 below.

In the third quarter of 2002, in order to finance the acquisition of the Aventine (as discussed in Note 4), the Company obtained a $50 million loan. The loan had a maturity date of August 27, 2004, with a one-year extension option, and a floating rate of 30-day LIBOR plus 2%. This loan was refinanced in the fourth quarter of 2002 (see above).

In the third quarter of 2002, in connection with the acquisition of Gateway Office Four (as discussed in Note 4), the Company assumed a $3.9 million loan. The loan has an initial maturity date of April 1, 2003, with three 6-month extension options, and bears interest at the floating rate of 30-day LIBOR plus 2%. The interest rate on this loan at December 31, 2002, was 3.38%.

In the second quarter of 2002, related to the sale of three properties (as discussed in Note 5), approximately $37.1 million of the Company’s mortgage loans were paid off or assumed by the buyer. In connection with the payoffs and assumptions, the Company recognized a net loss on early extinguishment of debt of $892,000 due to the write-off of unamortized original issuance costs and prepayment penalties as discussed in Note 11 below.

In the first quarter of 2002, in connection with the acquisition of First Financial Plaza (as discussed in Note 4), the Company obtained a $32.55 million loan. The loan had a maturity date of March 31, 2004, with a one-year

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

extension option, and a floating rate of 30-day LIBOR plus 2.25%. This loan was refinanced in the fourth quarter of 2002 (see above).

In the fourth quarter of 2001, the Company closed a $52.5 million secured loan with an insurance company (“Secured Financing”). The Secured Financing bears interest at a floating rate of 30-day LIBOR plus 3.25% (4.63% and 5.12% at December 31, 2002 and December 31, 2001, respectively) and has an initial maturity of December 11, 2004, with two one-year extension options. In connection with the Secured Financing, the Company entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expires over a term concurrent with the Secured Financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the Secured Financing, and caps 30-day LIBOR to a maximum of 6%. As of December 31, 2002 and December 31, 2001, the 30-day LIBOR rate was 1.38% and 1.87%, respectively. The Company paid a $594,000 fee at the inception of the cap agreement. As discussed above, related to the sale of two properties, approximately $8.5 million of this loan was paid off and a related portion of the caplets were cancelled. Accordingly, approximately $97,000 of the caplet fee was charged to earnings. The remaining $497,000 fee is being charged to earnings as the caplets expire.

Outstanding borrowings under the Credit Facility increased from $64,594,000 at December 31, 2001, to $76,204,000 at December 31, 2002. The increase was due to draws totaling $123,499,000 for the acquisition of properties (as discussed in Note 4), stock repurchases and development advances, offset by pay downs totaling $111,889,000 generated from the sales of properties, proceeds of stock option exercises and cash flow from operations. In September 2002, the maturity date on the Credit Facility was extended from June 2003 to September 2005, with one one-year extension option. The extended term carries an interest rate structure that is approximately 10 basis points below the previous rate. The Credit Facility requires, among other things, the Company to be in compliance with certain financial and operating covenants. The Company has been in compliance during all of 2002 and remains in compliance at December 31, 2002.

Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of December 31, 2002, are as follows (in thousands). Included in the year ending December 31, 2005, is the Credit Facility balance of $76,204 which has an initial maturity of September 19, 2005.

Year Ending
December 31,

2003	$88,849
2004	52,416
2005	184,970
2006	105,631
2007	29,934
Thereafter	273,117

Total	$734,917

Note 11.   NET LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with various loan payoffs, as discussed above, the Company recorded a net loss on early extinguishment of debt of $11,442,000 for the year ended December 31, 2002, consisting of the writeoff of unamortized original issuance costs and prepayment penalties.

In connection with various loan payoffs, as discussed above, the Company recorded a net loss on early extinguishment of debt of $1,732,000 for the year ended December 31, 2001, consisting of the writeoff of unamortized original issuance costs and prepayment penalties.

Net loss on early extinguishment of debt of $7,910,000 during the year ended December 31, 2000, primarily consisted of $7,360,000 of losses due to prepayment penalties and writeoff of unamortized loan fees upon the payoff

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

of approximately $257.4 million of the Company’s mortgage loans which were paid off or assumed by the buyer in connection with the sale of the Company’s multifamily portfolio. Additionally, in connection with the retirement of the Company’s unsecured Series A Senior Notes, the Company recorded a net loss on early extinguishment of debt of $550,000 which consisted of $931,000 of gains on retirement offset by $1,481,000 of losses due to the writeoff of unamortized original issuance costs.

Note 12. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $3,672,000, $6,628,000, and $3,713,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and consisted of property management fees, asset management fees and other fee income. In addition, the Company paid GC property management fees and salary reimbursements totaling $931,000 for the year ended December 31, 2000, for management of a portfolio of residential properties owned by the Company, which is included in property operating expenses and general and administrative expenses on the accompanying consolidated statements of income. As discussed in Note 1, effective October 24, 2000, GC merged with the Company.

Note 13. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

		Years ended
	December 31,

	2002	2001	2000

			(Restated, see
			Note 2)
Net income available to common
Stockholders – Basic	$2,926	$24,311	$27,858
Discount on preferred stock repurchased, net of minority interest	—	—	(10,001)
Minority interest	291	2,745	—

Net income available to common
Stockholders – Diluted	$3,217	$27,056	$17,857

Weighted average shares:
Basic	27,524,059	26,974,963	29,295,250
Stock options	371,840	469,834	249,200
Restricted stock	(47,734)	—	—
Preferred stock repurchased	—	—	287,221
Convertible Operating Partnership Units	3,067,072	3,072,728	—

Diluted	30,915,237	30,517,525	29,831,671

Basic earnings per share	$0.11	$0.90	$0.95
Diluted earnings per share	$0.10	$0.89	$0.60

The preferred stock not repurchased in 2000 and which remains outstanding in 2001 and 2002 has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented. Options to purchase 2,851,903 shares of the Company’s common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2002 because their exercise prices were greater than the average market price of the Company’s common stock of $20.43 per share. Options to purchase 3,676,352 shares of the Company’s common stock for the year ended December 31, 2001 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock of $18.50 per share. Options to purchase 3,428,985 shares of the Company’s common stock for the year ended December 31, 2000 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock of $16.10 per share. Operating

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Partnership units convertible into 3,479,352 shares of the Company’s common stock were not included in the 2000 computation of diluted earnings per share as they were anti-dilutive.

Note 14.  STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the “Plan”) to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company’s 1997 Annual Meeting of Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights (“SARs”) or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights (“DERs”), Performance Units or Preference Shares. The total number of shares of Common Stock available under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under the Plan, may be granted under the Plan may not exceed 1,140,000 shares. In May 1999, the Company’s stockholders approved the grant of 700,000 non-qualified stock options to Robert Batinovich, CEO of the Company, and 300,000 non-qualified stock options to Andrew Batinovich, COO of the Company, outside the Plan, at exercise prices ranging from $27.03 to $37.84. As of December 31, 2002, 3,223,743 options to purchase shares of Common Stock were outstanding under the Plan, including the 1,000,000 stock options granted to Robert Batinovich and Andrew Batinovich as described above.

A summary of the status of the Company’s stock option plan as of December 31, 2002, 2001 and 2000, and changes during the years then ended are presented in the table below:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Avg		Avg		Avg
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	4,146,186	$20.23	3,683,186	$20.53	4,583,786	$22.13
Granted	5,000	$20.69	640,000	$17.79	497,000	$15.91
Exercised	(801,776)	$13.54	(15,000)	$14.00	(53,500)	$15.00
Forfeited/Cancelled	(125,667)	$16.72	(162,000)	$18.02	(1,344,100)	$24.36

Outstanding at end of year	3,223,743	$22.03	4,146,186	$20.23	3,683,186	$20.53
Exercisable at end of year	2,090,529	$25.06	2,661,802	$22.23	948,332	$17.07

The following table summarizes information about stock options outstanding at December 31, 2002:

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

	Number	Weighted-average	Weighted-	Number	Weighted-
	Outstanding	remaining	average	Exercisable at	average
	at 12/31/02	contractual life	exercise price	12/31/02	exercise price

Range of Exercise Prices
$11.35 to $15.14	596,479	4.8 years	$13.42	274,483	$14.37
$15.14 to $18.92	1,051,998	6.8 years	$17.24	354,489	$16.92
$18.92 to $22.70	540,266	4.8 years	$21.31	432,377	$21.38
$22.70 to $26.49	23,000	4.8 years	$25.07	20,180	$25.07
$26.49 to $30.27	345,333	5.7 years	$27.13	342,333	$27.11
$30.27 to $34.06	333,333	5.8 years	$32.44	333,333	$32.44
$34.06 to $37.84	333,334	5.8 years	$37.84	333,334	$37.84

	3,223,743		$22.03	2,090,529	$25.06

Note 15. RETIREMENT BENEFITS

In 2000, the Company entered into retirement agreements with certain of its executive officers providing for annual payments following retirement, based on years of service and subject to vesting requirements of up to 10 years. During the years ended December 31, 2002, 2001 and 2000, the Company recognized general and administrative expense of approximately $771,000, $705,000 and $3.3 million, respectively, representing the currently vested portion. Future costs for these agreements will be accrued over the vesting periods.

Note 16. PROVISIONS FOR IMPAIRMENT OF ASSETS

Provision for Impairment of Real Estate Assets

During 2002, provisions totaling $15,845,000 were recorded to provide for a decrease in the estimated fair value of five properties, including three office, located in Georgia, Florida and Pennsylvania; one industrial, located in Pennsylvania and one multifamily, located in Texas. Of the total provision, approximately $11,263,000 relates to property held for sale at December 31, 2002.

During 2000, a loss provision in the amount of $4,800,000 was recorded to provide for a decrease in the estimated fair value of a 418,458 square foot office property located in Memphis, Tennessee. In addition to a softening in the Memphis office market, the Company was notified by Federal Express, a major tenant occupying 121,218 square feet, or 29%, of this property, of its plans not to renew their lease upon expiration in September 2001.

Provision for Impairment of Non-Real Estate Assets

During 2000, in connection with the Company’s decision to sell its multifamily portfolio, the Company recorded an impairment charge of approximately $4.4 million relating to the writeoff of certain corporate office fixed assets.

Note 17. COMMITMENTS AND CONTINGENCIES

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

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

Litigation

Certain claims and lawsuits have arisen against the Company in its normal course of business. Based on advise from legal counsel, the Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

Note 18.  SEGMENT INFORMATION

During the years ended December 31, 2002 and 2001, the Company owned a portfolio of properties comprised primarily of two product types: office and industrial. During the year ended December 31, 2000, the Company’s portfolio was comprised of five product types: office, industrial, retail, multifamily and hotel. Each of these product types represents a reportable segment with distinct uses and tenant types that require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The retail portfolio consisted primarily of community shopping centers anchored with national or regional supermarkets or drug stores. The properties in the multifamily portfolio were apartment buildings with units rented to residential tenants on either a month-by-month basis or for terms of one year or less. The Company’s hotel operations during the year ended December 31, 2000 were from one 227-room property leased to and operated by a third party. In December 2000, 36 of the Company’s multifamily properties and the one remaining hotel property were sold. As of December 31, 2002, the Company owns one multifamily Property with 349 units located in Texas.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Company for its reportable segments (excluding discontinued operations) as of and for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

				Multi-
	Office	Industrial	Retail	family	Hotel	Total

2002
Rental revenue	$148,871	$29,069	$—	$—	$—	$177,940
Property operating expenses	52,478	7,176	—	—	—	59,654

Net operating income (NOI)	$96,393	$21,893	$—	$—	$—	$118,286

Real estate assets, net	$929,149	$223,089	$—	$—	$—	$1,152,238

2001
Rental revenue	$130,866	$30,673	$1,645	$2,262	$—	$165,446
Property operating expenses	46,885	7,322	303	(158)	—	54,352

Net operating income (NOI)	$83,981	$23,351	$1,342	$2,420	$—	$111,094

Real estate assets, net	$847,354	$283,845	$5,535	$55,090	$—	$1,191,824

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

				Multi-
	Office	Industrial	Retail	family	Hotel	Total

2000 (Restated, see Note 2)
Rental revenue	$119,892	$30,377	$7,365	$66,618	$818	$225,070
Property operating expenses	44,475	7,514	2,418	30,323	229	84,959

Net operating income (NOI)	$75,417	$22,863	$4,947	$36,295	$589	$140,111

Real estate assets, net	$743,667	$280,665	$38,621	$29,416	$—	$1,092,369

The following is a reconciliation of segment revenues, income and assets to consolidated revenues, income and assets for the periods presented above (in thousands):

	2002	2001	2000

			(Restated, see
			Note 2)
Revenues
Total revenue for reportable segments	$177,940	$165,446	$225,070
Other revenue (1)	9,392	12,266	13,078

Total consolidated revenues	$187,332	$177,712	$238,148

Net Income
NOI for reportable segments	$118,286	$111,094	$140,111
Elimination of internal property management fees	5,741	5,352	7,577
Unallocated amounts:
Other revenue (1)	9,392	12,266	13,078
General and administrative expenses	(11,687)	(10,967)	(13,429)
Depreciation and amortization	(47,657)	(41,781)	(55,307)
Interest expense	(34,633)	(31,717)	(58,654)
Provision for impairment of real estate assets	(4,582)	—	(4,800)
Provision for impairment of non-real estate assets	—	—	(4,404)

Income before net gain on sales of real estate assets, minority interest, discontinued operations and extraordinary item	$34,860	$44,247	$24,172

(1)	Other revenue includes fee income, interest and other income, equity in earnings of Associated Company and equity in earnings (losses) of unconsolidated operating joint ventures.

Note 19. SUBSEQUENT EVENTS

Acquisition

In January 2003, the Company acquired 1525 Wilson Boulevard in Arlington, Virginia, for a purchase price of $71.25 million. This property is a 12-story, 305,111 square foot office building with a three-level underground parking garage. Constructed in 1987, the property is situated on “The Hill” within Rosslyn, one of the country’s strongest suburban office markets, and is 91% occupied at present. The property’s location across the Potomac River from Washington, D.C provides convenient access to the Rosslyn Metrorail Station as well as close proximity to Interstate 66, Route 50, Washington, D.C. and Reagan National Airport. The purchase price was funded with a new mortgage loan and the proceeds from the disposition of several industrial properties in the fourth quarter, as well as two industrial property sales in the first quarter of 2003, as discussed below.

Dispositions

In January 2003, the Company sold two industrial properties for an aggregate sales price of $38.6 million which generated a gain on sale of real estate assets of approximately $3.1 million. The net proceeds from the sales were used to purchase 1525 Wilson Boulevard as discussed above.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 20. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except for weighted average shares and per share amounts):

	Quarter Ended

	March 31,	June 30,	Sept 30,	Dec 31,
	2002	2002	2002	2002

REVENUE
Rental revenue	$40,938	$44,737	$45,195	$47,070
Fees and reimbursements from affiliates	1,041	842	832	957
Interest and other income	2,887	703	774	1,027
Equity in earnings of unconsolidated operating joint ventures	58	65	100	106

Total revenue	44,924	46,347	46,901	49,160

EXPENSES
Property operating expenses	12,318	13,106	13,866	14,623
General and administrative	3,217	2,293	2,319	3,858
Depreciation and amortization	10,807	11,651	11,940	13,259
Interest expense	8,174	8,530	8,762	9,167
Provision for impairment of real estate assets	—	—	—	4,582

Total expenses	34,516	35,580	36,887	45,489

Income before minority interest, discontinued operations and extraordinary item	10,408	10,767	10,014	3,671
Minority interest	(651)	(752)	(400)	1,512

Net income before discontinued operations and extraordinary item	9,757	10,015	9,614	5,183
Discontinued operations	934	2,594	(1,003)	(3,162)

Net income before extraordinary item	10,691	12,609	8,611	2,021
Net loss on early extinguishment of debt	—	(892)	—	(10,550)

Net income	10,691	11,717	8,611	(8,529)
Preferred dividends	(4,891)	(4,891)	(4,891)	(4,891)

Net income available to Common Stockholders	$5,800	$6,826	$3,720	$(13,420)

Basic Per Share Data:
Net income before extraordinary item and discontinued operations	$0.18	$0.19	$0.17	$0.01
Extraordinary item	—	(0.03)	—	(0.38)
Discontinued operations	0.03	0.09	(0.04)	(0.11)

Net income available to Common Stockholders	$0.21	$0.25	$0.13	$(0.48)

Basic weighted average shares outstanding	27,006,349	27,639,344	27,710,517	27,730,026

Diluted Per Share Data:
Net income before extraordinary item and discontinued operations	$0.18	$0.19	$0.16	$(0.04)
Extraordinary item	—	(0.03)	—	(0.34)
Discontinued operations	0.03	0.08	(0.03)	(0.10)

Net income available to Common Stockholders	$0.21	$0.24	$0.13	$(0.48)

Diluted weighted average shares outstanding	30,540,254	31,250,154	31,174,544	30,950,550

Quarterly per share amounts do not necessarily sum to per share amounts for the year as weighted average shares outstanding are measured for each period presented, rather than solely for the entire year.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

	Quarter Ended

	March 31,	June 30,	Sept 30,	Dec 31,
	2001	2001	2001	2001

REVENUE
Rental revenue	$38,698	$41,861	$42,681	$42,206
Fees and reimbursements from affiliates	2,310	1,206	1,786	1,326
Interest and other income	1,939	1,309	628	1,516
Equity in earnings (losses) of unconsolidated operating joint ventures	52	(1)	38	157

Total revenue	42,999	44,375	45,133	45,205

EXPENSES
Property operating expenses	12,472	11,948	12,230	12,350
General and administrative	3,083	3,477	2,374	2,033
Depreciation and amortization	9,720	10,158	10,495	11,408
Interest expense	7,399	7,873	8,257	8,188

Total expenses	32,674	33,456	33,356	33,979

Income before gain or loss on sales of real estate assets, minority interest, discontinued operations and extraordinary item	10,325	10,919	11,777	11,226
Net gain (loss) on sales of real estate assets	58	(182)	3,007	(1,999)

Income before minority interest, discontinued operations and extraordinary item	10,383	10,737	14,784	9,227
Minority interest	(587)	(631)	(996)	(531)

Net income before discontinued operations and extraordinary item	9,796	10,106	13,788	8,696
Discontinued operations	1,003	661	573	984

Net income before extraordinary item	10,799	10,767	14,361	9,680
Net loss on early extinguishment of debt	(763)	(262)	(682)	(25)

Net income	10,036	10,505	13,679	9,655
Preferred dividends	(4,891)	(4,891)	(4,891)	(4,891)

Net income available to Common Stockholders	$5,145	$5,614	$8,788	$4,764

Basic Per Share Data:
Net income before extraordinary item and discontinued operations	$0.18	$0.20	$0.33	$0.14
Extraordinary item	(0.03)	(0.01)	(0.02)	—
Discontinued operations	0.04	0.02	0.02	0.04

Net income available to Common Stockholders	$0.19	$0.21	$0.33	$0.18

Basic weighted average shares outstanding	26,992,324	26,989,534	26,984,208	26,934,323

Diluted Per Share Data:
Net income before extraordinary item and discontinued operations	$0.19	$0.19	$0.32	$0.14
Extraordinary item	(0.03)	(0.01)	(0.02)	—
Discontinued operations	0.03	0.02	0.02	0.03

Net income available to Common Stockholders	$0.19	$0.20	$0.32	$0.17

Diluted weighted average shares outstanding	30,476,401	30,467,322	30,588,078	30,472,064

Quarterly per share amounts do not necessarily sum to per share amounts for the year as weighted average shares outstanding are measured for each period presented, rather than solely for the entire year.

GLENBOROUGH REALTY TRUST INCORPORATED
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002
(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
				Costs
				Capitalized/
				(Reduced)
		Initial Cost to		Subsequent to
		Company (1)		Acquisition (4)	Gross Amount Carried at December 31, 2002

			Buildings and Improvements			Buildings and Improvements

Description	Encumbrances	Land		Improvements	Land		Total (3)

Office Properties:
400 South El Camino Real, CA	$(7)	$4,000	$30,549	$9,422	$4,000	$39,971	$43,971
Aventine, CA	50,000	14,338	61,228	125	14,338	61,353	75,691
Centerstone, CA	(6)	6,077	24,265	1,593	6,077	25,858	31,935
Creekside Business Park, CA	—	4,591	23,790	1,518	4,591	25,308	29,899
First Financial Plaza, CA	33,000	9,551	37,532	190	9,551	37,722	47,273
Newport Plaza, CA	(7)	3,981	22,177	77	3,981	22,254	26,235
Tierrasanta Research Park, CA	(8)	1,303	5,189	1,509	1,303	6,698	8,001
University Tech Center, CA (2)	—	2,086	8,046	1,285	2,086	9,331	11,417
Gateway Park, CO	(9)	2,129	23,080	1,452	2,129	24,532	26,661
Northglenn Business Center, CO	—	1,335	3,354	958	1,335	4,312	5,647
Westminster Center, CO	—	1,191	7,630	21	1,191	7,651	8,842
Buschwood III, FL	—	1,479	5,890	148	1,479	6,038	7,517
Fingerhut Business Center, FL	—	1,188	3,282	10	1,188	3,292	4,480
Grand Regency Business Center, FL	—	1,120	4,302	1,101	1,120	5,403	6,523
Park Place, FL	(7)	1,895	12,982	2,141	1,895	15,123	17,018
PrimeCo Business Center, FL	—	950	3,418	12	950	3,430	4,380
Temple Terrace Business Center, FL	—	1,788	6,949	51	1,788	7,000	8,788
Capitol Center, IA	(7)	500	11,981	1,090	500	13,071	13,571
Columbia Center II, IL	(7)	208	20,329	1,996	208	22,325	22,533
Embassy Plaza, IL	(8)	436	15,680	4,088	436	19,768	20,204
Oak Brook International Center, IL	—	757	11,126	1,926	757	13,052	13,809
Oakbrook Terrace Corp Ctr III, IL	17,959	552	37,635	2,326	552	39,961	40,513
Osram Building, IN	—	264	4,515	88	264	4,603	4,867
Leawood Office Building, KS	—	1,124	10,300	852	1,124	11,152	12,276
Bronx Park I, MA	(8)	916	9,104	1,316	916	10,420	11,336
Marlborough Corp Place, MA	(8)	3,390	55,908	5,439	3,390	61,347	64,737
Hartwood Building, MA	2,379	527	5,426	477	527	5,903	6,430
Westford Corporate Center, MA	(6)	2,091	8,310	1,193	2,091	9,503	11,594
Germantown, MD	(8)	1,442	5,753	50	1,442	5,803	7,245
Montgomery Executive Center, MD	(7)	1,928	7,676	1,385	1,928	9,061	10,989
Montrose Office Park, MD	21,648	3,871	20,360	1,647	3,871	22,007	25,878
Rockwall I & II, MD	44,398	6,821	50,137	3,978	6,821	54,115	60,936
Bryant Lake, MN	(8)	2,035	7,531	2,266	2,035	9,797	11,832
Riverview Office Tower, MN	(6)	4,095	16,333	3,459	4,095	19,792	23,887
University Club Tower, MO	—	5,129	14,519	4,060	5,129	18,579	23,708

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H
			Life
	Accum.	Date	Deprec.
Description	Deprec.	Acquired (1)	Over

Office Properties:
400 South El Camino Real, CA	$8,536	3/98	1-30 yrs.
Aventine, CA	681	8/02	1-30 yrs.
Centerstone, CA	4,801	7/97	1-30 yrs.
Creekside Business Park, CA	1,421	3/01	1-30 yrs.
First Financial Plaza, CA	938	3/02	1-30 yrs.
Newport Plaza, CA	925	10/01	1-30 yrs.
Tierrasanta Research Park, CA	1,511	9/97	1-30 yrs.
University Tech Center, CA (2)	1,751	6/97	1-30 yrs.
Gateway Park, CO	2,695	7/98	1-30 yrs.
Northglenn Business Center, CO	659	12/97	1-30 yrs.
Westminster Center, CO	190	4/02	1-30 yrs.
Buschwood III, FL	1,460	9/97	1-30 yrs.
Fingerhut Business Center, FL	576	12/97	1-30 yrs.
Grand Regency Business Center, FL	1,291	12/97	1-30 yrs.
Park Place, FL	2,818	1/98	1-30 yrs.
PrimeCo Business Center, FL	600	12/97	1-30 yrs.
Temple Terrace Business Center, FL	1,234	12/97	1-30 yrs.
Capitol Center, IA	2,284	2/98	1-30 yrs.
Columbia Center II, IL	4,012	1/98	1-30 yrs.
Embassy Plaza, IL	4,441	1/98	1-30 yrs.
Oak Brook International Center, IL	2,409	1/98	1-30 yrs.
Oakbrook Terrace Corp Ctr III, IL	6,722	1/98	1-30 yrs.
Osram Building, IN	727	4/98	1-30 yrs.
Leawood Office Building, KS	1,897	3/98	1-30 yrs.
Bronx Park I, MA	1,991	3/98	1-30 yrs.
Marlborough Corp Place, MA	10,665	1/98	1-30 yrs.
Hartwood Building, MA	1,006	3/98	1-30 yrs.
Westford Corporate Center, MA	1,893	4/97	1-30 yrs.
Germantown, MD	1,064	9/97	1-30 yrs.
Montgomery Executive Center, MD	1,879	9/97	1-30 yrs.
Montrose Office Park, MD	2,685	7/99	1-30 yrs.
Rockwall I & II, MD	3,207	6/01	1-30 yrs.
Bryant Lake, MN	1,788	11/97	1-30 yrs.
Riverview Office Tower, MN	4,076	4/97	1-30 yrs.
University Club Tower, MO	4,600	7/96	1-40 yrs.

(continued)

GLENBOROUGH REALTY TRUST INCORPORATED
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002
(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
				Costs
				Capitalized/
				(Reduced)
		Initial Cost to		Subsequent to
		Company(1)		Acquisition(4)	Gross Amount Carried at December 31, 2002

			Buildings			Buildings
			and			and
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total (3)

Office Properties continued:
Woodlands Plaza, MO	$(6)	$1,114	$4,426	$1,165	$1,114	$5,591	$6,705
Woodlands Tech, MO	(6)	949	3,773	482	949	4,255	5,204
One Pacific Place, NE	(8)	1,034	18,014	2,908	1,034	20,922	21,956
25 Independence, NJ	(8)	4,547	18,141	969	4,547	19,110	23,657
Bridgewater Exec Qrtrs I, II and III, NJ	37,617	6,379	18,359	12,682	6,379	31,041	37,420
Executive Place, NJ	—	944	11,347	100	944	11,447	12,391
Fairfield Business Quarters, NJ	2,255	817	3,479	78	817	3,557	4,374
Frontier Executive Quarters I and II, NJ	(8)	4,831	38,983	1,298	4,831	40,281	45,112
Gatehall I, NJ	7,880	1,865	7,427	1,566	1,865	8,993	10,858
Vreeland Business Center, NJ	—	1,863	8,714	121	1,863	8,835	10,698
Citibank, NV	(8)	4,628	18,442	3,678	4,628	22,120	26,748
Clark Avenue, NV	—	649	2,584	(513)	649	2,071	2,720
Thousand Oaks, TN	—	7,249	40,355	(1,037)	7,249	39,318	46,567
700 South Washington, VA	(6)	1,981	7,894	854	1,981	8,748	10,729
Cameron Run, VA	—	439	18,964	1,132	439	20,096	20,535
King Street Station, VA	(7)	4,220	23,181	419	4,220	23,600	27,820

Office Total		138,597	840,369	85,151	138,597	925,520	1,064,117

Industrial Properties and Other:
Rollins Road, CA	28,000	27,459	18,984	139	27,459	19,123	46,582
Gateway Park Industrial, CO	(9)	6,188	51,895	1,837	6,188	53,732	59,920
Lake Point Business Park, FL	(6)	1,344	5,343	1,202	1,344	6,545	7,889
Navistar International, IL(5)	—	793	10,941	(4,122)	793	6,819	7,612
Park 100, IN(5)	—	427	1,813	17	427	1,830	2,257
J.I. Case Equipment Corp., KS(5)	—	236	3,264	(1,241)	236	2,023	2,259
Canton Business Center, MA	—	796	6,758	142	796	6,900	7,696
Fisher-Pierce Industrial, MA	(6)	718	2,860	177	718	3,037	3,755

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H
			Life
	Accum.	Date	Deprec.
Description	Deprec.	Acquired(1)	Over

Office Properties continued:
Woodlands Plaza, MO	$1,203	4/97	1-30 yrs.
Woodlands Tech, MO	1,097	4/97	1-30 yrs.
One Pacific Place, NE	3,576	5/98	1-30 yrs.
25 Independence, NJ	3,544	9/97	1-30 yrs.
Bridgewater Exec Qrtrs I, II and III, NJ	4,855	9/97	1-30 yrs.
Executive Place, NJ	1,712	8/98	1-30 yrs.
Fairfield Business Quarters, NJ	651	9/97	1-30 yrs.
Frontier Executive Quarters I and II, NJ	7,339	9/97	1-30 yrs.
Gatehall I, NJ	1,823	9/97	1-30 yrs.
Vreeland Business Center, NJ	1,394	6/98	1-30 yrs.
Citibank, NV	3,954	9/97	1-30 yrs.
Clark Avenue, NV	580	9/97	1-30 yrs.
Thousand Oaks, TN	7,791	12/97	1-30 yrs.
700 South Washington, VA	1,772	4/97	1-30 yrs.
Cameron Run, VA	3,339	1/98	1-30 yrs.
King Street Station, VA	905	10/01	1-30 yrs.

Office Total	134,968

Industrial Properties and Other:
Rollins Road, CA	522	11/00	1-30 yrs.
Gateway Park Industrial, CO	7,678	7/98	1-30 yrs.
Lake Point Business Park, FL	1,609	4/97	1-30 yrs.
Navistar International, IL(5)	2,606	3/84	40 yrs.
Park 100, IN(5)	1,428	10/86	5-25 yrs.
J.I. Case Equipment Corp., KS(5)	765	3/84	40 yrs.
Canton Business Center, MA	1,174	3/98	1-30 yrs.
Fisher-Pierce Industrial, MA	573	4/97	1-30 yrs.

(continued)

GLENBOROUGH REALTY TRUST INCORPORATED
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002
(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
				Costs
				Capitalized/
				(Reduced)
		Initial Cost to		Subsequent to
		Company(1)		Acquisition(4)	Gross Amount Carried at December 31, 2002

			Buildings and Improvements			Buildings and Improvements

Description	Encumbrances	Land		Improvements	Land		Total(3)

Industrial Properties and Other continued:
Flanders Industrial Park, MA	$—	$739	$5,634	$620	$739	$6,254	$6,993
Navistar International, MD(5)	—	356	4,911	(1,867)	356	3,044	3,400
Cottontail Distribution Center, NJ	—	1,616	16,278	93	1,616	16,371	17,987
Fox Hollow Business Quarters I, NJ	—	1,576	2,358	710	1,576	3,068	4,644
Palms Business Center III and South, NV	(7),(10)	8,118	19,817	1,220	8,118	21,037	29,155
Palms Business Center IV and North, NV	(7), (10)	3,118	10,339	939	3,118	11,278	14,396
Lehigh Valley, PA	—	1,748	12,826	(902)	1,748	11,924	13,672
Valley Forge Corp Ctr, PA	—	2,505	33,359	2,089	2,505	35,448	37,953
Miscellaneous Investments	—	—	—	(6,348)	—	(6,348)	(6,348)

Industrial and Other Total		57,737	207,380	(5,295)	57,737	202,085	259,822

Combined Total before Prop. Held for Sale	605,996	196,334	1,047,749	79,856	196,334	1,127,605	1,323,939

Properties Held for Sale:
Ashford Perimeter, GA	19,373	1,174	42,227	(1,404)	1,174	40,823	41,997
Bellanca Airport Park, CA	—	8,697	—	—	8,697	—	8,697
Canyons, TX	16,375	6,481	24,147	(5,491)	6,481	18,656	25,137
Covance Business Center, IN	16,969	1,405	15,109	11,809	1,405	26,918	28,323

Properties Held for Sale Total	52,717	17,757	81,483	4,914	17,757	86,397	104,154

Combined Total	$658,713	$214,091	$1,129,232	$84,770	$214,091	$1,214,002	$1,428,093

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H
			Life
	Accum.	Date	Deprec.
Description	Deprec.	Acquired(1)	Over

Industrial Properties and Other continued:
Flanders Industrial Park, MA	$1,211	3/98	1-30yrs.
Navistar International, MD(5)	1,145	3/84	40 yrs.
Cottontail Distribution Center, NJ	2,592	6/98	1-30yrs.
Fox Hollow Business Quarters I, NJ	635	9/97	1-30yrs.
Palms Business Center III and South, NV	4,095	10/97	1-30yrs.
Palms Business Center IV and North, NV	2,014	10/97	1-30yrs.
Lehigh Valley, PA	2,536	1/98	1-30yrs.
Valley Forge Corp Ctr, PA	6,150	1/98	1-30yrs.
Miscellaneous Investments	—

Industrial and Other Total	36,733

Combined Total before Prop. Held for Sale	171,701

Properties Held for Sale:
Ashford Perimeter, GA	7,906	1/98	1-30yrs.
Bellanca Airport Park, CA	—	2/99	n/a
Canyons, TX	1,358	4/01	1-30yrs.
Covance Business Center, IN	3,027	7/98	1-30yrs.
Properties Held for Sale Total	12,291

Combined Total	$183,992

(1)	Initial cost and date acquired by GRT Predecessor Entities, where applicable.

(2)	The Company holds a participating first mortgage interest in the property. In accordance with GAAP, the Company is accounting for the property as though it holds fee title.

(3)	The aggregate cost for Federal income tax purposes is $1,206,272.

(4)	Bracketed amounts represent reductions to carrying value.

(5)	Initial Cost represents original book value carried forward from the financial statements of the GRT Predecessor Entities.

(6)	Cross collateralized loan secured by eight properties - $75,656.

(7)	Cross collateralized loan secured by nine properties - $96,127.

(8)	Cross collateralized loan secured by ten properties - $137,684.

(9)	Cross collateralized loans secured by properties at Gateway Office and Industrial Park - $51,393.

(10)	Palms Business Center North and South are unencumbered properties.

(continued)

GLENBOROUGH REALTY TRUST INCORPORATED
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002
(in thousands)

     Reconciliation of gross amount at which real estate was carried for the years ended December 31:

	2002	2001	2000

		(Restated, see	(Restated, see
		Note 2)	Note 2)
Rental Property:
Balance at beginning of year	$1,338,022	$1,207,431	$1,756,061
Additions during year:
Property acquisitions and additions	189,392	252,533	79,214
Retirements/sales	(83,714)	(121,942)	(620,710)
Provision for impairment	(15,845)	—	(4,800)
Miscellaneous	238	—	(2,334)

Balance at end of year before adjustment for properties held for sale	1,428,093	1,338,022	1,207,431

Properties held for sale (Note 6)	(104,154)	—	—

Balance at year end	$1,323,939	$1,338,022	$1,207,431

Accumulated Depreciation:
Balance at beginning of year	$146,198	$115,061	$114,170
Additions during year:
Depreciation	46,955	43,282	55,356
Retirements/sales	(9,161)	(12,145)	(54,465)

Balance at end of year before adjustment for properties held for sale	183,992	146,198	115,061

Properties held for sale (Note 6)	(12,291)	—	—

Balance at end of year	$171,701	$146,198	$115,061

See accompanying independent auditors’ report.

GLENBOROUGH REALTY TRUST INCORPORATED
SCHEDULE IV – MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

December 31, 2002
(in thousands)

COLUMN A	COLUMN B		COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H
Carrying
							Amount,	Principal Amount of
							including	Loans Subject to
Description of Loan	Current			Periodic		Face	accrued	Delinquent
and Securing Property	Interest Rate		Maturity Date	Payment Terms	Prior Liens	Amount	interest	Principal or Interest

First mortgage loan	13	%(1)	7/1/05 (1)	Periodic interest and	None	$45,260	$41,813	None
secured by land				principal payments
located in Aurora,				from proceeds of land
Colorado				parcel sales in the
project

(1)	In January 2003, the loan was modified to reduce the interest rate to 6.5% and to extend the maturity date to July 1, 2007. See Note 8 for further discussion.

(continued)

GLENBOROUGH REALTY TRUST INCORPORATED
SCHEDULE IV – MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

December 31, 2002
(in thousands)

The following is a summary of changes in the carrying amount of mortgage loans receivable for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Balance at beginning of year	$39,061	$37,250	$37,582
Additions during year:
New mortgage loans	—	—	—
Interest accruals	4,430	4,090	3,900
Deductions during year:
Collections of principal	—	—	(2,407)
Collections of interest	(1,678)	(2,279)	(1,825)
Reduction in principal	—	—	—
Loss on sale	—	—	—

Balance at end of year	$41,813	$39,061	$37,250

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

By: Glenborough Realty Trust Incorporated,

Date: March 28, 2003	/s/ Robert Batinovich

Robert Batinovich
Chairman of the Board
and Chief Executive Officer

Date: March 28, 2003	/s/ Andrew Batinovich

Andrew Batinovich
Director, President and
Chief Operating Officer

Date: March 28, 2003	/s/ Stephen Saul

Stephen Saul
Chief Financial Officer
(Principal Financial Officer)

Date: March 28, 2003	/s/ Brian Peay

Brian Peay
Vice President,
Finance and Accounting
(Principal Accounting Officer)

Date: March 28, 2003	/s/ Laura Wallace

Laura Wallace
Director

I, ROBERT BATINOVICH, certify that:

1.	I have reviewed this annual report on Form 10-K of Glenborough Realty Trust Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Robert Batinovich Chairman and Chief Executive Officer

I, STEPHEN R. SAUL, certify that:

1.	I have reviewed this annual report on Form 10-K of Glenborough Realty Trust Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Stephen R. Saul Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

3.01	Articles of Amendment and Restatement of Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

3.02	Amended Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.03	The Company’s Form of Articles Supplementary relating to the 7 3/4% Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.04	Articles Supplementary of the Series B Preferred Stock (relating to the Rights Plan) are incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

4.01	Form of Common Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

4.02	Form of 7 3/4% Series A Convertible Preferred Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A which was filed on January 22, 1998.

10.01	Form of Indemnification Agreement for existing Officers and Directors of the Company is incorporated herein by reference to Exhibit 10.02 to the Company’s Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

10.02*	Stock Incentive Plan of the Company (amended and restated as of March 20, 1997) is incorporated herein by reference to Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.03*	Employment Agreement between the Company and Robert Batinovich is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.04*	Employment Agreement between the Company and Andrew Batinovich is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.05*	Employment Agreement between the Company and Michael Steele.

10.06	Registration Agreement between the Company and GPA, Ltd. is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

11.01	Statement re: Computation of Per Share Earnings is shown in Note 13 of the Consolidated Financial Statements of the Company in Item 15.

12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21.01	Significant Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

*	Indicates management contract or compensatory plan or arrangement.