Form 10-Q
period 2003-03-31
GLENBOROUGH REALTY TRUST INC
filed 2003-05-15
CIK 929454

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of May 9, 2003, 27,792,331 shares of Common Stock ($.001 par value) and 10,092,800 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value, $25.00 per share liquidation preference) were outstanding.

INDEX
GLENBOROUGH REALTY TRUST INCORPORATED

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements of Glenborough Realty Trust Incorporated (Unaudited):

	Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	3

	Consolidated Statements of Income for the three months ended March 31, 2003 and 2002	4

	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2003	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	6-7

	Notes to Consolidated Financial Statements	8-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-29

Item 3.	Qualitative and Quantitative Information About Market Risk	29

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 6.	Exhibits and Reports on Form 8-K	30

SIGNATURES		31

EXHIBIT INDEX		34

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Rental properties, gross	$1,391,575	$1,323,939
Accumulated depreciation	(181,353)	(171,701)

Rental properties, net	1,210,222	1,152,238
Properties held for sale (net of accumulated depreciation of $8,336 and $12,291 at March 31, 2003 and December 31, 2002, respectively)	37,267	95,697
Investments in land and development	75,389	78,529
Investments in unconsolidated operating joint ventures	7,936	7,822
Mortgage loans receivable	42,548	41,813
Cash and cash equivalents	10,057	5,029
Other assets	50,410	52,735

TOTAL ASSETS	$1,433,829	$1,433,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$668,253	$605,996
Unsecured bank line	56,796	76,204
Obligations associated with properties held for sale	19,592	56,705
Other liabilities	25,814	22,490

Total liabilities	770,455	761,395

Commitments and contingencies (Note 13)
Minority interest	40,325	40,910
Stockholders’ Equity:
Common stock, $0.001 par value, 27,792,331 and 27,927,698 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	28	28
Preferred stock, $0.001 par value, $25.00 liquidation preference, 10,092,800 and 10,097,800 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	10	10
Additional paid-in capital	782,569	785,051
Deferred compensation	(3,696)	(3,897)
Distributions in excess of accumulated earnings	(155,862)	(149,634)

Total stockholders’ equity	623,049	631,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,433,829	$1,433,863

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2003 and 2002
(in thousands, except share and per share amounts)
(Unaudited)

	2003	2002

REVENUE
Rental revenue	$46,840	$40,383
Fees and reimbursements from affiliates	806	1,041
Interest and other income	808	2,887
Equity in earnings of unconsolidated operating joint ventures	123	58

Total revenue	48,577	44,369

EXPENSES
Property operating expenses	16,050	12,113
General and administrative	3,786	3,217
Depreciation and amortization	13,473	10,631
Interest expense	9,237	8,174
Provision for impairment of real estate assets	2,272	—

Total expenses	44,818	34,135

Income before minority interest and discontinued operations	3,759	10,234
Minority interest	(613)	(651)

Income before discontinued operations	3,146	9,583
Discontinued operations (including net gain on sales of $4,450 and $0 in 2003 and 2002, respectively)	7,508	1,108

Net income	10,654	10,691
Preferred dividends	(4,891)	(4,891)
Discount on preferred stock repurchases	17	—

Net income available to Common Stockholders	$5,780	$5,800

Basic Per Share Data:
Income (loss) available to Common Stockholders before discontinued operations	$(0.04)	$0.17
Discontinued operations	0.25	0.04

Net income available to Common Stockholders	$0.21	$0.21

Basic weighted average shares outstanding	27,732,118	27,006,349

Diluted Per Share Data:
Income (loss) available to Common Stockholders before discontinued operations	$(0.04)	$0.17
Discontinued operations	0.25	0.04

Net income available to Common Stockholders	$0.21	$0.21

Diluted weighted average shares outstanding	30,744,142	30,540,254

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2003
(in thousands)
(Unaudited)

	Common Stock		Preferred Stock

							Distributions in
					Additional		excess of
					Paid-in	Deferred	accumulated
	Shares	Par Value	Shares	Par Value	Capital	Compensation	earnings	Total

Balance at December 31, 2002	27,928	$28	10,098	$10	$785,051	$(3,897)	$(149,634)	$631,558
Exercise of stock options	3	—	—	—	40	—	—	40
Common and preferred stock repurchases	(139)	—	(5)	—	(2,408)	—	—	(2,408)
Amortization of deferred compensation	—	—	—	—	—	201	—	201
Discount on preferred stock repurchases	—	—	—	—	(17)	—	17	—
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(97)	—	—	(97)
Dividends paid to common and preferred stockholders	—	—	—	—	—	—	(16,899)	(16,899)
Net income	—	—	—	—	—	—	10,654	10,654

Balance at March 31, 2003	27,792	$28	10,093	$10	$782,569	$(3,696)	$(155,862)	$623,049

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2003 and 2002
(in thousands)
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net income	$10,654	$10,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	14,293	12,397
Amortization of loan fees, included in interest expense (including discontinued operations)	803	484
Accrued interest on mortgage loans receivable	(735)	(479)
Minority interest in income from operations	613	651
Equity in earnings of unconsolidated operating joint ventures	(123)	(58)
Net gain on sales of real estate assets	(4,450)	—
Provision for impairment of real estate assets	2,272	—
Amortization of deferred compensation	201	42
Changes in certain assets and liabilities, net	(2,561)	(508)

Net cash provided by operating activities	20,967	23,220

Cash flows from investing activities:
Net proceeds from sales of rental property	77,979	—
Acquisitions of rental property	(69,508)	(47,570)
Payments for capital and tenant improvements	(9,562)	(7,397)
Investments in land and development	(3,890)	(4,545)

Net cash used for investing activities	(4,981)	(59,512)

Cash flows from financing activities:
Proceeds from borrowings	93,569	65,789
Repayment of borrowings	(84,209)	(13,162)
Distributions to minority interest holders	(1,295)	(1,345)
Dividends paid to common and preferred stockholders	(16,899)	(16,475)
Exercise of stock options	40	4,290
Repurchases of common stock	(2,300)	(734)
Repurchases of preferred stock	(108)	—

Net cash (used for)/provided by financing activities	(11,202)	38,363

Net increase in cash and cash equivalents	4,784	2,071
Cash and cash equivalents at beginning of period, including $244 at properties held for sale as of December 31, 2002	5,273	4,410

Cash and cash equivalents at end of period	$10,057	$6,481

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS — continued
For the three months ended March 31, 2003 and 2002
(in thousands)
(Unaudited)

	2003	2002

Supplemental disclosure of cash flow information:

Cash paid for interest (net of capitalized interest of $1,084 and $983 in 2003 and 2002, respectively)	$8,336	$8,883

Supplemental disclosure of non-cash investing and financing activities:

Reclassification of real estate assets from investments in land and development	$4,768	$—

Acquisition of joint venture from development alliance	$—	$427

Note receivable from sale of investment in development	$—	$3,775

Reallocation of limited partners’ interests in Operating Partnership	$97	$—

Conversion of Operating Partnership units into common stock, at market value on date of issuance	$—	$109

Unrealized loss on marketable securities	$—	$(29)

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2003

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

As of March 31, 2003, 27,792,331 shares of Common Stock and 10,092,800 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 3,012,024 shares of Common Stock issuable upon redemption of 3,012,024 partnership units in the Operating Partnership (as defined below), there would be 30,804,355 shares of Common Stock outstanding as of March 31, 2003. In 1999 and 2000, the Company’s Board of Directors authorized the repurchase of up to 8,210,700 shares of Common Stock and 3,450,000 shares of Preferred Stock. As of March 31, 2003, 6,318,016 shares of Common Stock and 1,407,200 shares of Preferred Stock have been repurchased at a total cost of approximately $126 million.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and an 89.22% limited partner interest at March 31, 2003, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of March 31, 2003, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 70 real estate projects.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of March 31, 2003 and December 31, 2002, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the three months ended March 31, 2003 and 2002. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of March 31, 2003, and for the period then ended.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2003

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

In December 2002, the FASB approved for issuance SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The measurement provisions of SFAS 148 are effective for fiscal years beginning after December 15, 2002. The disclosure provisions are effective for financial statements of interim and annual periods ending after December 15, 2002. This standard did not have a material impact on the Company’s consolidated financial position or results of operations since the Company did not adopt the fair value based method of accounting for stock based compensation.

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. It is possible that certain of the entities through which and with which the Company conducts business, including those described in Notes 5 and 7 will be deemed to be Variable Interest Entities under the provisions of FIN 46. The total assets and liabilities of such entities were approximately $262 million and $195 million at March 31, 2003. The Company’s maximum exposure to loss would be equal to its investments in these arrangements, plus the related debt guarantees, as described in Note 5. The disclosures provided reflect management’s understanding and analysis of FIN 46 based upon information currently available. The evaluation of the Company’s various arrangements is ongoing and is subject to change in the event additional interpretive guidance is provided by the Financial Accounting Standards Board or others.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2003

Stock Based Compensation

At March 31, 2003, the Company has an employee stock incentive plan. The Company accounts for stock options and bonus grants in the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For incentive stock options, no stock-based employee compensation cost is reflected in net income as all options granted under the plan have an exercise price equal to the market value of the underlying Common Stock on the date of grant. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years. As of March 31, 2003 and 2002, 266,241 and 103,062 shares, respectively, of bonus grants were outstanding under the Plan. The fair value of the shares granted has been recorded as deferred compensation in the accompanying financial statements and is being charged to earnings ratably over the respective vesting periods that range from 5 to 10 years. As a result, additional compensation expense of $201,249 and $41,973 was recognized during the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expense on the accompanying consolidated statements of income.

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company has not changed its method of accounting for stock options but has provided the additional required disclosures. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except for per share amounts):

		Three months ended	Three months ended
		March 31, 2003	March 31, 2002

Net income available to Common Stockholders	As reported	$5,780	$5,800
	SFAS No. 123 Adjustment	(602)	(1,155)

	Pro forma	$5,178	$4,645

Basic earnings per share	As reported	$0.21	$0.21
	SFAS No. 123 Adjustment	(0.02)	(0.04)

	Pro forma	$0.19	$0.17

Diluted earnings per share	As reported	$0.21	$0.21
	SFAS No. 123 Adjustment	(0.02)	(0.04)

	Pro forma	$0.19	$0.17

Rental Properties

Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that such amount cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Company’s plans for the continued operation of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Company’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company’s properties could be materially different than current expectations.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2003

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

At March 31, 2003 and December 31, 2002, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed in Note 9.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2003

Minority Interest

Minority interest represents the 9.78% and 9.74% limited partner interests in the Operating Partnership not held by the Company at March 31, 2003 and December 31, 2002, respectively. The Company periodically adjusts the carrying value of minority interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of limited partnership interest in the Operating Partnership.

Revenues

The Company recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Company’s collection experience and the credit quality of the Company’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Company has previously recognized as revenue, or if other tenants pay rent whom the Company previously estimated would not. SFAS No. 141 requires the Company to allocate a portion of the purchase price of a building to above market and below market rate leases. An above market rate lease creates an asset which is amortized over the lease term of the leases in the acquired building and results in a reduction to rental revenue. A below market rate lease creates a liability which is amortized over the lease term of the leases in the acquired building and results in an increase to rental revenue. The unamortized portions of these obligations are included in other assets and other liabilities in the accompanying consolidated balance sheets.

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

For the three months ended March 31, 2003 and 2002, no single tenant represented 10% or more of the rental revenue of the Company.

Fee and reimbursement revenue consists of property management fees, asset management fees, and transaction fees from the acquisition, disposition, refinancing, leasing and construction supervision of real estate for unconsolidated affiliates.

Sales of Real Estate

The Company recognizes sales of real estate when a contract has been executed, a closing has occurred, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement in the property. Each property is considered a separately identifiable component of the Company and is reported in discontinued operations when the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2003

Reference to 2002 Audited Financial Statements

These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2002 audited financial statements.

Note 3. ACQUISITIONS OF RENTAL PROPERTY

In the first quarter of 2003, the Company acquired 1525 Wilson Boulevard, a 305,000 square foot office building located in Arlington, Virginia. The total acquisition cost of approximately $71 million was funded with a new $50 million mortgage loan (as discussed in Note 9) and the proceeds from the disposition of several industrial properties in the fourth quarter of 2002, as well as two industrial property sales in the first quarter of 2003, as discussed below. SFAS No. 141 requires that for business combinations initiated after June 30, 2001, the acquirer allocate a portion of acquisition cost to intangible assets and liabilities in applying the purchase method of accounting. Intangible assets related to lease origination and above market rate leases recognized in the 1525 Wilson Boulevard transaction amounted to $1.6 million. Liabilities related to below market rate leases amounted to $695,000.

Note 4. DISPOSITIONS OF RENTAL PROPERTY

In the first quarter of 2003, the Company sold seven properties, including four industrial, two office and one multifamily. These assets were sold for an aggregate sales price of $79.9 million and generated a net gain of approximately $4,450,000.

The seven properties sold in the first quarter of 2003 were:

					Total Square
Property	Type	Location	Date of Sale	Building Count	Footage/Units

Covance Business Center	Industrial	Indianapolis, IN	1/8/03	1	333,600	sf
Bellanca Airport Park	Industrial	Los Angeles, CA	1/30/03	1	84,201	sf
Buschwood III	Office	Tampa, FL	3/25/03	1	77,095	sf
Clark Avenue	Office	King of Prussia, PA	3/27/03	1	40,000	sf
Valley Forge VII	Industrial	Norristown, PA	3/27/03	1	25,700	sf
Canyons	Multifamily	Fort Worth, TX	3/28/03	1	349	units
Valley Forge IV	Industrial	Norristown, PA	3/31/03	1	51,600	sf

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, the gain on sale and the related operating results from these sold properties are classified as discontinued operations in the accompanying consolidated statements of income for all periods presented. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet with the related results from operations classified as discontinued operations in the accompanying consolidated statements of income for all periods presented. There was one property classified as held for sale at March 31, 2003 and four properties classified as held for sale at December 31, 2002.

The major classes of assets and liabilities of properties classified as held for sale at March 31, 2003 and December 31, 2002 are (dollars in thousands):

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2003

	2003	2002

ASSETS
Rental properties, gross	$42,281	$104,154
Accumulated depreciation	(8,336)	(12,291)

Rental properties, net	33,945	91,863
Cash and cash equivalents	—	244
Other assets	3,322	3,590

Properties held for sale	$37,267	$95,697

LIABILITIES
Mortgage loans	$19,229	$52,717
Other liabilities	363	3,988

Obligations associated with properties held for sale	$19,592	$56,705

Below is a summary of the results of operations of sold and held for sale properties through their respective disposition dates, if applicable (dollars in thousands):

	Three months ended
	March 31,

	2003	2002

Rental revenue	$5,817	$6,550

Property operating expenses	1,392	2,384
Depreciation and amortization	820	1,766
Interest expense	547	1,292

Total expenses	2,759	5,442

Income before net gain on sales of real estate	3,058	1,108
Net gain on sales of real estate	4,450	—

Discontinued operations	$7,508	$1,108

Note 5. INVESTMENTS IN LAND AND DEVELOPMENT

The Company is independently developing approximately 96,000 square feet of commercial property, which is substantially completed and currently in the stabilization phase, in New Jersey. As of March 31, 2003, the Company had invested approximately $13.3 million in this project. Additionally, the Company has approximately 88 acres of land with a book value of approximately $20.4 million as of March 31, 2003. This land has potential for future development of approximately 1,175,000 square feet of office space. The Company is obligated to fund approximately $820,000 towards these developments in 2003. The loans secured by certain of these development properties contain recourse provisions to the Company in the aggregate amount of $14.8 million; however, some of the loans were not fully drawn as of March 31, 2003.

The Company is currently involved in a number of alliances organized in limited liability companies and stock corporations which could ultimately result in the development of approximately 938,000 square feet of commercial and mixed-use properties in California and Colorado. These projects are currently in three different phases of development: approximately 425,000 square feet is substantially completed and in the stabilization phase, 63,000 square feet is in the predevelopment phase and 450,000 square feet is in the entitlement phase. The alliances grant

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2003

the Company certain rights to purchase the properties upon completion of development. As of March 31, 2003, the Company had an investment basis of approximately $41.7 million in these alliances. In addition, the Company has acquired properties from them aggregating approximately $119.8 million since 1999. In the first quarter of 2003, due to decreased leasing activity and lower than anticipated market rents, the Company recorded a provision for impairment totaling $2,272,000 to provide for a decrease in the carrying value of its 10% owned development joint venture, which owns an 86,100 square foot office property located in San Mateo, California, to its estimated fair value of zero. The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under these alliances, the Company has provided an aggregate of $48.7 million in debt guarantees; however, some of the loans were not fully drawn as of March 31, 2003. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from under 1 year to up to 2 years. The Company would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for the Company’s obligation to “stand-ready” to fund such guarantees. In the event that the Company must make payments under one of these guarantees, its only recourse is to the Limited Liability Companies that own the properties. No estimate of the amount that could be recovered by the Company in such an event can be made at this time.

Note 6. INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company’s investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings (losses). Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated operating joint ventures consist of the following as of March 31, 2003 and December 31, 2002 (dollars in thousands):

		Property	Square
Joint Venture	Ownership Interest	Location	Footage	Property Type	2003	2002

Rincon Center I & II	10%	San Francisco,	741,000	Mixed-Use	$4,310	$4,225
		California
2000 Corporate Ridge	10%	McLean, Virginia	256,000	Office	3,200	3,171
Gateway Retail I	50%	Denver, Colorado	12,000	Retail	426	426

					$7,936	$7,822

Note 7. MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage of approximately $42.5 million, including accrued interest of $2.6 million at March 31, 2003, secured by land at Gateway Park in Aurora, Colorado. Through December 31, 2002, the loan accrued interest at a fixed rate of 13% and matured in July 2005. Effective January 1, 2003, the loan was modified to reduce the interest rate to 6.5% as a result of changes in prevailing market interest rates since the original date of the loan and to extend the maturity date to July 2007. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 5 million square feet of office space over the next ten years. No loan loss reserves have been recorded related to this loan.

Note 8. OTHER ASSETS

As of March 31, 2003 and December 31, 2002, other assets on the consolidated balance sheets consist of the following (in thousands):

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2003

	2003	2002

Accounts receivable, net	$710	$2,481
Straight-line rent receivable, net	7,917	6,570
Prepaid expenses	485	4,313
Impound accounts	2,546	2,352
Note receivable	3,775	3,775
Deferred leasing and financing costs, net	28,895	27,510
Investment in management contracts	2,204	2,356
Corporate office fixed assets, net	2,550	2,601
Other	1,328	777

Total other assets	$50,410	$52,735

Note 9. SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans and bank lines outstanding as of March 31, 2003 and December 31, 2002 (dollars in thousands):

	2003	2002

Secured loans with various lenders, bearing interest at fixed rates between 4.83% and 8.13% at March 31, 2003 and December 31, 2002, with monthly principal and interest payments ranging between $19 and $292 and maturing at various dates through July 1, 2008. These loans are secured by properties with an aggregate net carrying value of $400,144 and $382,237 at March 31, 2003 and December 31, 2002, respectively.	$291,454	$274,966

Secured loans with various lenders, bearing interest at variable rates ranging between 3.30% and 3.80% at March 31, 2003, and 3.38% and 3.88% at December 31, 2002, and maturing at various dates through January 31, 2006. These loans are secured by properties with an aggregate net carrying value of $213,690 and $198,371 at March 31, 2003 and December 31, 2002, respectively.	162,795	149,936

Secured loan with an insurance company, net of unamortized discount of $1,723 and $1,801 at March 31, 2003 and December 31, 2002, respectively. The loan has two fixed rate components. The fixed rate component of $44,915 bears interest at 6.125%, matures on November 10, 2008 and requires monthly principal and interest payments of $296. The fixed rate component of $92,374 bears interest at 5.91%, matures on November 10, 2008, and requires monthly principal and interest payments of $595. The two components are cross-collateralized and are secured by properties with an aggregate net carrying value of $199,420 and $200,956 at March 31, 2003 and December 31, 2002, respectively.	137,289	137,684

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2003

	2003	2002

Secured loan with an insurance company, net of unamortized discount of $784 and $819 at March 31, 2003 and December 31, 2002, respectively. The loan has both a fixed rate and a variable rate component. The fixed rate component of $51,969 bears interest at 6.125%, matures on November 10, 2008, and requires monthly principal and interest payments of $343. The variable rate component of $43,974 bears interest at a floating rate of 30-day LIBOR plus 3.25% with an absolute floor of 5% (5% at March 31, 2003 and December 31, 2002), matures on December 11, 2004, and requires monthly interest-only payments. The two components are cross-collateralized and are secured by properties with an aggregate net carrying value of $156,488 and $157,248 at March 31, 2003 and December 31, 2002, respectively.	95,944	96,127

Total mortgage loans	687,482	658,713

Unsecured $180,000 line of credit with a group of commercial banks (“Credit Facility”) with a variable interest rate of 30-day LIBOR plus 1.525% (2.83% and 2.91% at March 31, 2003 and December 31, 2002, respectively), monthly interest only payments and a maturity date of September 19, 2005, with one one-year extension option.	56,796	76,204

Total secured and unsecured liabilities before adjustment for properties held for sale	$744,278	$734,917

Mortgage loans on the consolidated balance sheet as of March 31, 2003 and December 31, 2002 are presented net of properties classified as held for sale. The following table reconciles total secured and unsecured liabilities from the table above to the amounts presented on the consolidated balance sheet:

	2003	2002

Total mortgage loans	$687,482	$658,713
Properties held for sale (Note 4)	(19,229)	(52,717)

Total mortgage loans adjusted for properties held for sale	668,253	605,996
Unsecured bank line	56,796	76,204

Total secured and unsecured liabilities	$725,049	$682,200

In the first quarter of 2003, in order to finance the acquisition of 1525 Wilson Boulevard (as discussed in Note 3), the Company obtained a $50 million loan. The loan has a maturity date of January 31, 2006 and bears interest at the floating rate of 30-day LIBOR plus 2.25%. The interest rate on this loan at March 31, 2003, was 3.55%.

In the first quarter of 2003, the Company closed a $17.5 million loan which is secured by an 144,000 square foot office property located in Alexandria, Virginia. The loan has a maturity date of March 1, 2008 and bears interest at a fixed rate of 5%.

In the first quarter of 2003, approximately $37.2 million of the Company’s mortgage loans were paid off on the maturity dates.

In the fourth quarter of 2001, the Company closed a $52.5 million secured loan with an insurance company (“Secured Financing”). The Secured Financing bears interest at a floating rate of 30-day LIBOR plus 3.25% with an absolute floor of 5% (5% at March 31, 2003 and December 31, 2002) and has an initial maturity of December 11, 2004, with two one-year extension options. In connection with the Secured Financing, the Company entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2003

agreement expires over a term concurrent with the Secured Financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the Secured Financing, and caps 30-day LIBOR at a maximum of 6%. As of March 31, 2003 and December 31, 2002, the 30-day LIBOR rate was 1.3% and 1.38%, respectively. The Company paid a $594,000 fee at the inception of the cap agreement. As a result of the sale of two properties in 2002, approximately $8.5 million of this loan was paid off and a related portion of the caplets was cancelled. Accordingly, approximately $97,000 of the caplet fee was charged to earnings. The remaining $497,000 fee is being charged to earnings as the caplets expire.

Outstanding borrowings under the Credit Facility decreased from $76,204,000 at December 31, 2002, to $56,796,000 at March 31, 2003. The decrease was due to pay downs totaling $45,392,000 generated from the sales of properties, proceeds of a new mortgage loan and cash flow from operations, offset by draws totaling $25,984,000 for the acquisition of properties (as discussed in Note 3), stock repurchases and development advances. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company has been in compliance during the first three months of 2003 and remains in compliance at March 31, 2003.

Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of March 31, 2003, are as follows (in thousands). Included in the year ending December 31, 2005, is the Credit Facility balance of $56,796 which has an initial maturity of September 19, 2005.

Year Ending
December 31,

2003	$50,684
2004	53,209
2005	166,480
2006	156,505
2007	30,852
Thereafter	286,548

Total	$744,278

Note 10. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $806,000 and $1,041,000 for the three months ended March 31, 2003 and 2002, respectively, and consisted of property management fees, asset management fees and other fee income.

Note 11. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2003

	Three months ended
	March 31,

	2003	2002

Net income available to common Stockholders — Basic	$5,780	$5,800
Minority interest	613	651

Net income available to common Stockholders — Diluted	$6,393	$6,451

Weighted average shares:
Basic	27,732,118	27,006,349
Stock options	—	465,442
Convertible Operating Partnership Units	3,012,024	3,068,463

Diluted	30,744,142	30,540,254

Basic earnings per share	$0.21	$0.21
Diluted earnings per share	$0.21	$0.21

The preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented. Options to purchase 3,187,743 shares of the Company’s common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2003 as they are anti-dilutive. The unvested restricted stock has been excluded from the calculation of diluted earnings per share for the three months ended March 31, 2003 as it is anti-dilutive. Options to purchase 3,055,012 shares of the Company’s common stock for the three months ended March 31, 2002 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock of $20.70 per share.

Note 12. SEGMENT INFORMATION

During the three months ended March 31, 2003 and 2002, the Company owned a portfolio of properties comprised primarily of two product types: office and industrial. Each of these product types represents a reportable segment with distinct uses and tenant types that require the Company to employ different management strategies. Each segment contains properties located in various regions and markets within the United States. The office portfolio consists primarily of suburban office buildings. The industrial portfolio consists of properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of its property types based on net operating income derived by subtracting rental expenses and real estate taxes (operating expenses) from rental revenues. Significant information used by the Company for its reportable segments (excluding discontinued operations) as of and for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2003

	Office	Industrial and other	Total

2003
Rental revenue	$39,798	$7,042	$46,840
Property operating expenses	15,419	2,029	17,448

Net operating income (NOI)	$24,379	$5,013	$29,392

Rental properties, net	$994,067	$216,155	$1,210,222

2002
Rental revenue	$33,136	$7,247	$40,383
Property operating expenses	11,631	1,806	13,437

Net operating income (NOI)	$21,505	$5,441	$26,946

Rental properties, net	$899,878	$335,684	$1,235,562

The following is a reconciliation of segment revenues and income to consolidated revenues and income for the periods presented above (in thousands):

	2003	2002

Revenues
Total revenue for reportable segments	$46,840	$40,383
Other revenue (1)	1,737	3,986

Total consolidated revenues	$48,577	$44,369

Net Income
NOI for reportable segments	$29,392	$26,946
Elimination of internal property management fees	1,398	1,324
Unallocated amounts:
Other revenue (1)	1,737	3,986
General and administrative expenses	(3,786)	(3,217)
Depreciation and amortization	(13,473)	(10,631)
Interest expense	(9,237)	(8,174)
Provision for impairment of real estate assets	(2,272)	—

Income before minority interest and discontinued operations	$3,759	$10,234

(1)	Other revenue includes fee income, interest and other income and equity in earnings of unconsolidated operating joint ventures.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
March 31, 2003

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated is a self-administered and self-managed real estate investment trust, or REIT, with a portfolio of 70 primarily office and industrial properties, including 3 operating joint ventures, as of March 31, 2003. Our portfolio encompasses approximately 13 million square feet in 18 states. We are currently focusing on high-quality multi-tenant office properties in the following core markets: Southern California, Northern New Jersey, Washington D.C., Boston, Chicago, Northern California and Denver. We also participate in several alliances to develop property for both our portfolio and for sale to third parties.

We were incorporated in the State of Maryland on August 26, 1994 and commenced operations on January 1, 1996. We elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Our Common Stock and Preferred Stock are listed on the New York Stock Exchange, or NYSE, under the trading symbols “GLB” and “GLB Pr A”, respectively.

Results of Operations

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002.

Rental Revenue. Rental revenue increased $6,457,000, or 16%, to $46,840,000 for the three months ended March 31, 2003 from $40,383,000 for the three months ended March 31, 2002. This change primarily resulted from property acquisitions, lease termination fees and an increase in straight-line rents.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated operating and development joint ventures and the Rancon Partnerships. This revenue decreased $235,000, or 23%, to $806,000 for the three months ended March 31, 2003, from $1,041,000 for the three months ended March 31, 2002, primarily due to a disposition fee received upon the sale of a Rancon property in 2002 and a decrease in asset management fees received from the Rancon Partnerships due to the property sale.

Interest and Other Income. Interest and other income decreased $2,079,000, or 72%, to $808,000 for the three months ended March 31, 2003, from $2,887,000 for the three months ended March 31, 2002. The decrease was primarily due to interest income earned from the sale of a mezzanine loan related to a development project in the first quarter of 2002.

Equity in Earnings of Unconsolidated Operating Joint Ventures. Equity in earnings of unconsolidated operating joint ventures increased $65,000, or 112%, to $123,000 for the three months ended March 31, 2003, from $58,000 for the three months ended March 31, 2002, due to a decrease in interest expense at one joint venture.

Property Operating Expenses. Property operating expenses increased $3,937,000, or 33%, to $16,050,000 for the three months ended March 31, 2003, from $12,113,000 for the three months ended March 31, 2002, primarily due to property acquisitions and increases in property taxes and utility and snow removal costs in the first quarter of 2003 as compared to the first quarter of 2002.

General and Administrative Expenses. General and administrative expenses increased $569,000, or 18%, to $3,786,000 for the three months ended March 31, 2003, from $3,217,000 for the three months ended March 31, 2002, primarily due to an increase in professional services and travel and employee training costs.

Depreciation and Amortization. Depreciation and amortization increased $2,842,000, or 27%, to $13,473,000 for the three months ended March 31, 2003, from $10,631,000 for the three months ended March 31, 2002. This increase is due to property acquisitions and depreciation of capital improvements.

Interest Expense. Interest expense increased $1,063,000, or 13%, to $9,237,000 for the three months ended March 31, 2003, from $8,174,000 for the three months ended March 31, 2002. This increase is primarily due to an increase in debt as a result of property acquisitions offset by decreases in variable interest rates.

Provision for impairment of real estate assets. During the first quarter of 2003, due to decreased leasing activity and lower than anticipated market rents, we recorded a provision for impairment totaling $2,272,000 to provide for a decrease in the carrying value of our 10% owned development joint venture, which owns an 86,100 square foot office property located in San Mateo, California, to its estimated fair value of zero.

Discontinued Operations. The results of discontinued operations increased $6,400,000 to $7,508,000 for the three months ended March 31, 2003, from $1,108,000 for the three months ended March 31, 2002, primarily as a result of the gain on sale of $4,450,000 and the recognition of $2,523,000 of prepaid rent upon the sale of one property, offset by a smaller number of properties included in discontinued operations in the first quarter of 2003 as compared to the first quarter of 2002. There were eight properties included in discontinued operations for the three months ended March 31, 2003 as compared to seventeen for the same period in 2002.

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2003, cash provided by operating activities was $20,967,000 as compared to $23,220,000 for the same period in 2002. The decrease is primarily due to a decrease in occupancy rates and an increase in property taxes and utility and snow removal costs. Cash used for investing activities was $4,981,000 for the three months ended March 31, 2003, as compared to $59,512,000 for the same period in 2002. The change is primarily due to an increase in cash provided by real estate sales offset by an increase in cash used for real estate acquisitions. Cash used for financing activities was $11,202,000 for the three months ended March 31, 2003, as compared to $38,363,000 of cash provided by financing activities for the same period in 2002. The change was primarily due to an increase in cash used for the repayment of debt offset by an increase in proceeds from new debt.

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

Investments in Land and Development

We are independently developing approximately 96,000 square feet of commercial property, which is substantially completed and currently in the stabilization phase, in New Jersey. As of March 31, 2003, we had invested approximately $13.3 million in this project. Additionally, we have approximately 88 acres of land with a book value of approximately $20.4 million as of March 31, 2003. This land has potential for future development of approximately 1,175,000 square feet of office space. We are obligated to fund approximately $820,000 towards these developments in 2003. The loans secured by certain of these development properties contain recourse provisions to us in the aggregate amount of $14.8 million; however, some of the loans were not fully drawn as of March 31, 2003.

We are currently involved in a number of alliances organized in limited liability companies and stock corporations which could ultimately result in the development of approximately 938,000 square feet of commercial and mixed-use properties in California and Colorado. These projects are currently in three different phases of development: approximately 425,000 square feet is substantially completed and in the stabilization phase, 63,000 square feet is in the predevelopment phase and 450,000 square feet is in the entitlement phase. The alliances grant us certain rights to purchase the properties upon completion of development. As of March 31, 2003, we had an investment basis of approximately $41.7 million in these alliances. In addition, we have acquired properties from them aggregating approximately $119.8 million since 1999. In the first quarter of 2003, due to decreased leasing activity and lower than anticipated market rents, we recorded a provision for impairment totaling $2,272,000 to provide for a decrease in the carrying value of our 10% owned development joint venture, which owns an 86,100 square foot office property located in San Mateo, California, to its estimated fair value of zero. We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under these alliances, we have provided an aggregate of $48.7 million in debt guarantees; however, some of the loans were not fully drawn as of March 31, 2003. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from under 1 year to up to 2 years. We would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for our obligation to “stand-ready” to fund such guarantees. In the event that we must make payments under one of these guarantees, our only recourse is to the Limited Liability Companies that own the properties. No estimate of the amount that could be recovered by us in such an event can be made at this time.

Investments in Unconsolidated Operating Joint Ventures

Investments in unconsolidated operating joint ventures increased from $7,822,000 at December 31, 2002, to $7,936,000 at March 31, 2003. This increase was due to our equity interests in the joint ventures’ earnings during the first three months of 2003.

Mortgage Loans Receivable

Mortgage loans receivable increased from $41,813,000 at December 31, 2002, to $42,548,000 at March 31, 2003. This increase was due to accrued interest on a loan made by us under a development alliance.

Secured and Unsecured Financing

Mortgage loans payable increased from $658,713,000 at December 31, 2002, to $687,482,000 at March 31, 2003. This increase resulted from $67,500,000 in new mortgage loans (discussed below) and $85,000 of draws on construction loans, offset by loan payoffs of $37,201,000 due to debt maturities and $1,615,000 of scheduled principal payments on other debt.

In the first quarter of 2003, in order to finance the acquisition of 1525 Wilson Boulevard, we obtained a $50 million loan. The loan has a maturity date of January 31, 2006 and bears interest at the floating rate of 30-day LIBOR plus 2.25%. The interest rate on this loan at March 31, 2003, was 3.55%.

In the first quarter of 2003, we closed a $17.5 million loan which is secured by an 144,000 square foot office property located in Alexandria, Virginia. The loan has a maturity date of March 1, 2008 and bears interest at a fixed rate of 5%.

In the first quarter of 2003, approximately $37.2 million of our mortgage loans were paid off on the maturity dates.

In the fourth quarter of 2001, we closed a $52.5 million secured loan with an insurance company (“Secured Financing”). The Secured Financing bears interest at a floating rate of 30-day LIBOR plus 3.25% with an absolute floor of 5% (5% at March 31, 2003 and December 31, 2002) and has an initial maturity of December 11, 2004, with two one-year extension options. In connection with the Secured Financing, we entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expires over a term concurrent with the Secured Financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the Secured Financing, and caps 30-day LIBOR at a maximum of 6%. As of March 31, 2003 and December 31, 2002, the 30-day LIBOR rate was 1.3% and 1.38%, respectively. We paid a $594,000 fee at the inception of the cap agreement. Related to the sale of two properties in 2002, approximately $8.5 million of this loan was paid off and a related portion of the caplets was cancelled. Accordingly, approximately $97,000 of the caplet fee was charged to earnings. The remaining $497,000 fee is being charged to earnings as the caplets expire.

Outstanding borrowings under the Credit Facility decreased from $76,204,000 at December 31, 2002, to $56,796,000 at March 31, 2003. The decrease was due to pay downs totaling $45,392,000 generated from the sales of properties, proceeds of a new mortgage loan and cash flow from operations, offset by draws totaling $25,984,000 for the acquisition of properties, stock repurchases and development advances. The Credit Facility requires us, among other things, to be in compliance with certain financial covenants and ratios. We have been in compliance during the first three months of 2003 and remain in compliance at March 31, 2003.

Some of our properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by us.

At March 31, 2003, our total indebtedness included fixed-rate debt of $480,712,000 and floating-rate debt of $263,566,000. Our ratio of total debt to gross book assets was approximately 46% at March 31, 2003.

It is our policy to manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At March 31, 2003, approximately 35% of our outstanding debt, including amounts borrowed under the Credit Facility, was subject to variable rates. We may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings. It is not our policy to engage in hedging activities for speculative purposes. At March 31,

2003, we were not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed above.

Equity and Debt Offerings

In November 1997, we filed a shelf registration statement with the SEC (the “1997 Registration Statement”) which registered the issuance of up to $1.0 billion of our equity securities. The 1997 Registration Statement was declared effective on December 18, 1997. There is currently $801.2 million of capacity in equity securities remaining on the 1997 Registration Statement. In January 1999, we filed a shelf registration statement with the SEC (the “1999 Registration Statement”) which registered the issuance of up to $300 million of debt securities of Glenborough Properties, L.P, which may be guaranteed by us. The 1999 Registration Statement was declared effective by the SEC on January 25, 1999. There is currently $300 million of capacity of debt securities remaining on the 1999 Registration Statement. We currently have no plans to issue equity or debt securities in the near term under these registration statements.

Stock Repurchases
In 1999, our Board of Directors authorized the repurchase of up to 6.2 million shares of our outstanding Common Stock. This represented approximately 20% of our total outstanding Common Stock. In connection with the sale of 36 multifamily properties in December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of March 31, 2003, 6,318,016 common shares have been repurchased for a total cost of approximately $104,831,000; this represents approximately 77% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, we announced that our Board of Directors had approved the repurchase of up to 15% of our Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of March 31, 2003, 1,407,200 preferred shares have been repurchased for a total cost of approximately $21,076,000; this represents approximately 41% of the expanded repurchase authorization and approximately 12% of Preferred Stock outstanding when the repurchase program began. Future stock repurchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

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

Our status as a real estate investment trust (REIT)

We have elected to be taxed as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A real estate investment trust is generally not subject to federal income tax on that portion of its real estate investment trust taxable income (“Taxable Income”) that is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and other requirements are met. We believe that we have complied with all requirements to qualify as a REIT for the three months ended March 31, 2003 and 2002. Accordingly, no provision for income taxes is included in our consolidated financial statements.

New Accounting Pronouncements

In November 2002, the FASB approved for issuance FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. It is possible that certain of the entities through which and with which we conduct business, including those described in Notes 5 and 7 in Item 1 will be deemed to be Variable Interest Entities under the provisions of FIN 46. The total assets and liabilities of such entities were approximately $262 million and $195 million at March 31, 2003. Our maximum exposure to loss would be equal to our investments in these arrangements, plus the related debt guarantees, as described in Note 5 in Item 1. The disclosures provided reflect our understanding and analysis of FIN 46 based upon information currently available. The evaluation of our various arrangements is ongoing and is subject to change in the event additional interpretive guidance is provided by the Financial Accounting Standards Board or others.

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

Funds from Operations

Funds from Operations, or FFO, as defined by NAREIT, represents net income (loss) (including income and loss from discontinued operations) before minority interest and extraordinary items, adjusted for real estate related depreciation and amortization and gains (losses) from the disposal of properties. We believe that FFO is a widely used measure of the operating performance of equity REITs which provides a relevant basis for comparison among other REITs. Together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt, to pay distributions, and to fund acquisitions, developments and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity. FFO does not necessarily indicate that cash flows will be sufficient to fund all of our cash needs including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to our calculation of FFO. We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT in October 1999, as amended.

Adjusted Funds from Operations, or AFFO, represents net income (loss) (including income and loss from discontinued operations) before minority interests and extraordinary items, adjusted for depreciation and amortization including amortization of deferred financing costs and gains (losses) from the disposal of properties, less lease commissions and recurring capital expenditures, consisting of tenant improvements and normal expenditures intended to extend the useful life of the property such as roof and parking lot repairs, and less FASB 13 and FASB 141 rents. We believe that AFFO is a measure of the operating performance of equity REITs which, together with FFO, net income, and cash flows, provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt, to pay distributions, and to fund acquisitions, developments and other capital expenditures. AFFO should not be considered an alternative to net income (computed in accordance with GAAP) as a measure of our operating performance or as an alternative to cash flow from operating activities (computed in accordance with GAAP) as a measure of our liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of our cash needs. Further, AFFO as disclosed by other REITs may not be comparable to our calculation of AFFO.

The following table sets forth our calculation of FFO and AFFO for the three months ended March 31, 2003 and 2002 (in thousands, except weighted average shares and per share amounts):

	March 31,	March 31,
	2003	2002

Income before minority interest and discontinued operations	$3,759	$10,234
Preferred dividends	(4,891)	(4,891)
Depreciation and amortization (1)	13,129	10,311
Provision for impairment of real estate assets	2,272	—
Income from discontinued operations	7,508	1,108
Deduct gain on sale from discontinued operations	(4,450)	—
Depreciation and amortization from discontinued operations	820	1,766
Adjustment to reflect FFO of Unconsolidated Operating Joint Ventures (2)	116	102

FFO	$18,263	$18,630

Amortization of deferred financing fees	803	484
Adjustment for FASB 13 rents (3)	(1,590)	(772)
Adjustment for FASB 141 (4)	(329)	—
Capital reserve	(5,877)	(4,392)

AFFO	$11,270	$13,950

Distributions per share (5)	$0.43	$0.43

Diluted weighted average shares outstanding	30,744,142	30,540,254

(1)	Excludes non-real estate depreciation and amortization.

(2)	Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.

(3)	Amortization of straight-line rent.

(4)	Amortization of above and below market rate leases.

(5)	The distributions for the three months ended March 31, 2003, were paid on April 15, 2003.

Forward Looking Statements; Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward-looking statements include statements relating to:

•	Our belief that certain claims and lawsuits which have arisen against us in our normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

•	Our intention to continue our policy of paying quarterly distributions;

•	Our expectation to meet our short-term liquidity requirements generally through our working capital, our Credit Facility and cash generated by operations;

•	Our belief that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term;

•	Our statements regarding potential future development;

•	Our statements regarding our current involvement in a number of alliances which could ultimately result in the development of approximately 938,000 square feet of commercial and mixed-use properties in California and Colorado;

•	Our expectation to continue our policy of managing our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible;

•	Our current intent not to issue securities under our 1997 and 1999 Shelf Registration Statements in the near term;

•	Our expectation to make future stock repurchases from time to time in the open market or otherwise depending on market conditions and other factors;

•	Our belief that certain provisions of the leases of our properties may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation;

•	Our belief that the changes in market interest rates obtainable on our secured and unsecured borrowings will not have a material impact on the performance or fair value of our mortgage loan receivable;

•	Our statements regarding our entering into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant;

•	Our belief that adoption of the standard set forth in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” will not have a material impact on the Company’s consolidated financial position or results of operations.

All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those stated or implied in such forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	market fluctuations in rental rates and occupancy;

•	defaults or non-renewal of leases by customers;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	difficulties in identifying properties to acquire and in effecting acquisitions;

•	our failure to successfully integrate acquired properties and operations;

•	the unpredictability of litigation;

•	the unpredictability of changes in accounting rules;

•	failure of market conditions to improve in certain geographic areas;

•	unanticipated difficulties with joint venture partners; and

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities);

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2002. We assume no obligation to update any forward looking-statement or statements.

Risk Factors

Stockholders or potential stockholders should read the “Risk Factors” section of our latest annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) in conjunction with this quarterly report on Form 10-Q to better understand the factors affecting our results of operations and our Common Stock share price. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the real estate industry and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

Item 3. Qualitative and Quantitative Information about Market Risk

Interest Rates

We are exposed to changes in interest rates obtainable on our secured and unsecured borrowings. We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our mortgage loans receivable.

It is our policy to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, we have also entered into variable rate debt arrangements. Approximately 35% and 37% of our outstanding debt, including amounts borrowed under the Credit Facility, were subject to variable rates at March 31, 2003 and December 31, 2002, respectively. In addition, the average interest rate on our debt decreased from 5.26% at December 31, 2002 to 5.25% at March 31, 2003. We review interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. We do not have any other material market-sensitive financial instruments. It is not our policy to engage in hedging activities for speculative or trading purposes.

We may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we are entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we make payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At March 31, 2003, we were not a party to any forward interest rate or similar agreements other than the interest rate cap contract entered into in December 2001 as discussed above.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

	(in thousands)
Secured Fixed	$22,684	$9,234	$24,889	$106,505	$30,852	$286,548	$480,712	$480,712
Average interest rate	7.34%	6.69%	6.99%	6.79%	7.07%	5.71%	6.20%
Secured Variable	$28,000	$43,975	$84,795	$50,000	$—	$—	$206,770	$206,770
Average interest rate	3.80%	5.00%	3.34%	3.55%	—	—	3.81%
Unsecured Variable	$—	$—	$56,796	$—	$—	$—	$56,796	$56,796
Average interest rate	—	—	2.83%	—	—	—	2.83%

We believe that the interest rates given in the table for fixed rate borrowings approximate the rates we could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at March 31, 2003.

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $329,000, based upon the balances outstanding on variable rate instruments at March 31, 2003.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have reviewed our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days before the filing date of this quarterly report. We refer to that date as the Evaluation Date. Our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. Subsequent to the Evaluation Date there were no significant changes in our internal controls or in other factors that could significantly affect those controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference to this item.

(b)	Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

By: Glenborough Realty Trust Incorporated,

Date: May 15, 2003	/s/ Andrew Batinovich
Andrew Batinovich
Director, President and
Chief Operating Officer

Date: May 15, 2003	/s/ Stephen Saul
Stephen Saul
Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2003	/s/ Brian Peay
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

Date: May 15, 2003

/s/ Robert Batinovich
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

Date: May 15, 2003

/s/ Stephen R. Saul
Stephen R. Saul
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.1	Amended and Restated Employment Agreement dated May 7, 2003, between Robert Batinovich and Glenborough Realty Trust Incorporated.

10.2	Amended and Restated Employment Agreement dated May 7, 2003, between Andrew Batinovich and Glenborough Realty Trust Incorporated.

10.3	Employment Agreement dated May 7, 2003, between Sandra L. Boyle and Glenborough Realty Trust Incorporated.

10.4	Letter Agreement dated May 7, 2003, between Robert Batinovich and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits

10.5	Letter Agreement dated May 7, 2003, between Andrew Batinovich and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits

10.6	Letter Agreement dated May 7, 2003, between Sandra L. Boyle and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits

11.1	Statement re: Computation of Earnings Per Share is shown in Note 11 of the Consolidated Financial Statements of the Company in Item 1.

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

99.1	Section 906 Certification of Robert Batinovich, Chief Executive Officer.

99.2	Section 906 Certification of Stephen R. Saul, Chief Financial Officer.