Form 10-Q
period 2003-06-30
GLENBOROUGH REALTY TRUST INC
filed 2003-08-14
CIK 929454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 13, 2003, 27,798,669 shares of Common Stock ($.001 par value) and 9,956,300 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value, $25.00 per share liquidation preference) were outstanding.

INDEX
GLENBOROUGH REALTY TRUST INCORPORATED

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements of Glenborough Realty Trust Incorporated (Unaudited):
	Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	3
	Consolidated Statements of Income for the six months ended June 30, 2003 and 2002	4
	Consolidated Statements of Income for the three months ended June 30, 2003 and 2002	5
	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2003	6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	7-8
	Notes to Consolidated Financial Statements	9-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-33
Item 3.	Qualitative and Quantitative Information About Market Risk	34
Item 4.	Controls and Procedures	34
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 6.	Exhibits and Reports on Form 8-K	35
SIGNATURES		36
EXHIBIT INDEX		37

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Rental properties, gross	$1,312,305	$1,323,939
Accumulated depreciation	(179,793)	(171,701)

Rental properties, net	1,132,512	1,152,238
Properties held for sale (net of accumulated depreciation of $8,336 and $12,291 at June 30, 2003 and December 31, 2002, respectively)	38,768	95,697
Investments in land and development	64,691	78,529
Investments in unconsolidated operating joint ventures	7,842	7,822
Mortgage loans receivable	38,984	41,813
Cash and cash equivalents	24,890	5,029
Other assets	62,088	52,735

TOTAL ASSETS	$1,369,775	$1,433,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$611,102	$605,996
Unsecured bank line	56,836	76,204
Obligations associated with properties held for sale	19,596	56,705
Other liabilities	25,850	22,490

Total liabilities	713,384	761,395

Commitments and contingencies (Note 15)
Minority interest	39,529	40,910
Stockholders’ Equity:
Common stock, $0.001 par value, 27,798,664 and 27,927,698 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	28	28
Preferred stock, $0.001 par value, $25.00 liquidation preference, 10,092,800 and 10,097,800 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	10	10
Additional paid-in capital	782,687	785,051
Deferred compensation	(3,366)	(3,897)
Distributions in excess of accumulated earnings	(162,497)	(149,634)

Total stockholders’ equity	616,862	631,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,369,775	$1,433,863

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
For the six months ended June 30, 2003 and 2002
(in thousands, except share and per share amounts)
(Unaudited)

	2003	2002

REVENUE
Rental revenue	$90,502	$78,874
Fees and reimbursements from affiliates	1,767	1,883
Interest and other income	1,923	3,589
Equity in earnings of unconsolidated operating joint ventures	304	123

Total revenue	94,496	84,469

EXPENSES
Property operating expenses	29,591	23,338
General and administrative	7,540	5,510
Depreciation and amortization	26,112	20,525
Interest expense	16,644	14,702
Provision for impairment of real estate assets	2,272	—
Provision for impairment of non-real estate assets	3,905	—

Total expenses	86,064	64,075

Income before minority interest and discontinued operations	8,432	20,394
Minority interest	(1,201)	(1,403)

Income before discontinued operations	7,231	18,991
Discontinued operations (including gain on sales of $15,604 and $1,423 in 2003 and 2002, respectively)	13,628	3,417

Net income	20,859	22,408
Preferred dividends	(9,780)	(9,782)
Discount on preferred stock repurchases	17	—

Net income available to Common Stockholders	$11,096	$12,626

Basic Per Share Data:
Continuing operations	$(0.04)	$0.35
Discontinued operations	0.44	0.11

Net income available to Common Stockholders	$0.40	$0.46

Basic weighted average shares outstanding	27,624,147	27,324,595

Diluted Per Share Data:
Continuing operations	$(0.04)	$0.34
Discontinued operations	0.44	0.11

Net income available to Common Stockholders	$0.40	$0.45

Diluted weighted average shares outstanding	27,624,147	30,868,737

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended June 30, 2003 and 2002
(in thousands, except share and per share amounts)
(Unaudited)

	2003	2002

REVENUE
Rental revenue	$46,357	$41,271
Fees and reimbursements from affiliates	961	842
Interest and other income	1,116	703
Equity in earnings of unconsolidated operating joint ventures	181	65

Total revenue	48,615	42,881

EXPENSES
Property operating expenses	14,469	12,106
General and administrative	3,755	2,293
Depreciation and amortization	13,435	10,685
Interest expense	8,397	7,534
Provision for impairment of non-real estate assets	3,905	—

Total expenses	43,961	32,618

Income before minority interest and discontinued operations	4,654	10,263
Minority interest	(588)	(752)

Income before discontinued operations	4,066	9,511
Discontinued operations (including net gain on sales of $11,154 and $1,423 in 2003 and 2002, respectively)	6,139	2,206

Net income	10,205	11,717
Preferred dividends	(4,889)	(4,891)

Net income available to Common Stockholders	$5,316	$6,826

Basic Per Share Data:
Continuing operations	$(0.01)	$0.18
Discontinued operations	0.20	0.07

Net income available to Common Stockholders	$0.19	$0.25

Basic weighted average shares outstanding	27,600,788	27,639,344

Diluted Per Share Data:
Continuing operations	$(0.01)	$0.17
Discontinued operations	0.20	0.07

Net income available to Common Stockholders	$0.19	$0.24

Diluted weighted average shares outstanding	27,600,788	31,250,154

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2003
(in thousands)
(Unaudited)

	Common Stock		Preferred Stock
							Distributions
					Additional	Deferred	in excess of
					Paid-in	Compen-	accumulated
	Shares	Par Value	Shares	Par Value	Capital	sation	earnings	Total

Balance at December 31, 2002	27,928	$28	10,098	$10	$785,051	$(3,897)	$(149,634)	$631,558
Exercise of stock options	10	—	—	—	122	—	—	122
Common and preferred stock repurchases	(139)	—	(5)	—	(2,408)	—	—	(2,408)
Discount on preferred stock repurchases	—	—	—	—	(17)	—	17	—
Amortization of deferred compensation	—	—	—	—	—	531	—	531
Accelerated vesting of stock options	—	—	—	—	122	—	—	122
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(183)	—	—	(183)
Dividends paid to common and preferred stockholders	—	—	—	—	—	—	(33,739)	(33,739)
Net income	—	—	—	—	—	—	20,859	20,859

Balance at June 30, 2003	27,799	$28	10,093	$10	$782,687	$(3,366)	$(162,497)	$616,862

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2003 and 2002
(in thousands)
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net income	$20,859	$22,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	28,379	25,449
Amortization of loan fees, included in interest expense (including discontinued operations)	1,577	993
Accrued interest on mortgage loans receivable	(1,479)	(1,543)
Minority interest in income from operations	1,201	1,403
Equity in earnings of unconsolidated operating joint ventures	(304)	(123)
Net gain on sales of real estate assets	(15,604)	(1,423)
Net loss on early extinguishment of debt (included in discontinued operations)	5,411	892
Provision for impairment of real estate assets	2,272	—
Provision for impairment of non-real estate assets	3,905	—
Amortization of deferred compensation	531	92
Accelerated vesting of stock options	122	—
Changes in certain assets and liabilities, net	(10,643)	(2,735)

Net cash provided by operating activities	36,227	45,413

Cash flows from investing activities:
Net proceeds from sales of rental properties	149,632	50,698
Acquisitions of rental properties	(69,508)	(47,692)
Payments for capital and tenant improvements	(20,731)	(19,463)
Deposits on prospective acquisitions	(2,635)	—
Investments in land and development	(6,608)	(8,751)
Investments in unconsolidated operating joint ventures	(75)	—
Distributions from unconsolidated operating joint ventures	449	—
Buyout of minority interest in consolidated subsidiary	(175)	—
Principal and interest payments from mortgage loans receivable	4,308	—

Net cash provided by/(used for) investing activities	54,657	(25,208)

Cash flows from financing activities:
Proceeds from borrowings	117,246	78,618
Repayment of borrowings	(144,487)	(74,246)
Prepayment penalties on loan payoffs	(5,411)	(799)
Distributions to minority interest holders	(2,590)	(2,665)
Dividends paid to common and preferred stockholders	(33,739)	(33,190)
Exercise of stock options	122	10,783
Repurchases of common stock	(2,300)	(734)
Repurchases of preferred stock	(108)	—

Net cash used for financing activities	(71,267)	(22,233)

Net increase (decrease) in cash and cash equivalents	19,617	(2,028)
Cash and cash equivalents at beginning of period, including $244 at properties held for sale as of December 31, 2002	5,273	4,410

Cash and cash equivalents at end of period	$24,890	$2,382

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS – continued
For the six months ended June 30, 2003 and 2002
(in thousands)
(Unaudited)

	2003	2002

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,057 and $1,904 in 2003 and 2002, respectively)	$17,885	$17,991

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of real estate assets from investments in land and development	$18,084	$8,771

Acquisition of joint venture from development alliance	$—	$427

Disposition of real estate involving buyer’s assumption of mortgage loans	$20,658	$4,850

Note receivable from sale of investment in development	$—	$3,775

Reallocation of limited partners’ interests in Operating Partnership	$183	$—

Conversion of Operating Partnership units into common stock, at market value on date of issuance	$—	$109

Unrealized loss on marketable securities	$—	$(80)

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2003

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

As of June 30, 2003, 27,798,664 shares of Common Stock and 10,092,800 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 3,012,024 shares of Common Stock issuable upon redemption of 3,012,024 partnership units in the Operating Partnership (as defined below), there would be 30,810,688 shares of Common Stock outstanding as of June 30, 2003. In 1999 and 2000, the Company’s Board of Directors authorized the repurchase of up to 8,210,700 shares of Common Stock and 3,450,000 shares of Preferred Stock. As of June 30, 2003, 6,318,016 shares of Common Stock and 1,407,200 shares of Preferred Stock have been repurchased at a total cost of approximately $126 million.

The Company’s Preferred Stock has a $25.00 per share liquidation preference and is convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment in certain circumstances. As of January 16, 2003, the Series A Preferred Stock may be redeemed at the option of the Company, in whole or in part, initially at 103.88% of the liquidation preference per share, and thereafter at prices declining to 100% of the liquidation preference on and after January 16, 2008, plus, in each case, accumulated, accrued and unpaid dividends, if any, to the redemption date.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and an 89.22% limited partner interest at June 30, 2003, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of June 30, 2003, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 68 real estate projects.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of June 30, 2003 and December 31, 2002, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the three and six months ended June 30, 2003 and 2002. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of June 30, 2003, and for the period then ended.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2003

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

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. Certain of the entities through which and with which the Company conducts business, including those described in Notes 5 and 7 have been deemed to be VIEs under the provisions of FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect this standard to have a material impact on the Company’s consolidated financial position or results of operations.

Stock Based Compensation

The Company has an employee stock incentive plan and it accounts for stock options and bonus grants in the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For incentive stock options, no stock-based employee compensation cost is reflected in net income as all options granted under the plan have an exercise price equal to the market value of the underlying Common Stock on the date of grant. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years. As of June 30, 2003 and 2002, 266,241 and 115,562 shares, respectively, of bonus grants were outstanding under the Plan. The fair value of the shares granted has been recorded as deferred compensation in the accompanying financial statements and is being charged to earnings ratably over the respective vesting periods that range from 5 to 10 years. As a result, additional compensation expense of $653,299 and $91,648 was recognized during the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expense on the accompanying consolidated statements of income.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2003

method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except for per share amounts):

		Three months ended		Six months ended
		June 30,	June 30,	June 30,	June 30,
		2003	2002	2003	2002

Net income available to Common Stockholders	As reported	$5,316	$6,826	$11,096	$12,626
	SFAS No. 123 Adjustment	(19)	(256)	(38)	(518)

	Pro forma	$5,297	$6,570	$11,058	$12,108

Basic earnings per share	As reported	$0.19	$0.25	$0.40	$0.46
	SFAS No. 123 Adjustment	—	(0.01)	—	(0.02)

	Pro forma	$0.19	$0.24	$0.40	$0.44

Diluted earnings per share	As reported	$0.19	$0.24	$0.40	$0.45
	SFAS No. 123 Adjustment	—	(0.01)	—	(0.02)

	Pro forma	$0.19	$0.23	$0.40	$0.43

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
June 30, 2003

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

At June 30, 2003 and December 31, 2002, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed in Note 9.

Deferred Financing and Other Fees

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related notes payable or leases and are included in other assets. Other assets also includes the cost allocated to the at market component of leases, including origination of leases in place at properties acquired by the Company, which are all amortized over the expected average lease term.

Minority Interest

Minority interest represents the 9.78% and 9.74% limited partner interests in the Operating Partnership not held by the Company at June 30, 2003 and December 31, 2002, respectively. The Company periodically adjusts the carrying value of minority interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of limited partnership interest in the Operating Partnership.

Revenues

The Company recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Company’s collection experience and the credit quality of the Company’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Company has previously recognized as revenue, or if other tenants pay rent whom the Company previously estimated would not. SFAS No. 141 requires the Company to allocate a portion of the purchase price of a building to above market and below market rate leases. An above market rate lease creates an asset which is amortized over the remaining lease term of the leases in the acquired building and results in a reduction to rental revenue. A below market rate lease creates a liability which is amortized over the remaining lease term of the leases in the acquired

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2003

building and results in an increase to rental revenue. The unamortized portions of these obligations are included in other assets and other liabilities in the accompanying consolidated balance sheets.

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

For the six months ended June 30, 2003 and 2002, no single tenant represented 10% or more of the rental revenue of the Company.

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

Reference to 2002 Audited Financial Statements

These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2002 audited consolidated financial statements.

Note 3. ACQUISITION OF RENTAL PROPERTY

In the first quarter of 2003, the Company acquired 1525 Wilson Boulevard, a 305,000 square foot office building located in Arlington, Virginia. The total acquisition cost of approximately $71 million was funded with a new $50 million mortgage loan (as discussed in Note 9) and the proceeds from the disposition of several industrial properties in the fourth quarter of 2002, as well as two industrial property sales in the first quarter of 2003, as discussed below. SFAS No. 141 requires that for business combinations initiated after June 30, 2001, the acquirer allocate a portion of the acquisition costs to intangible assets and liabilities in applying the purchase method of accounting. Intangible assets related to lease origination and at market rate and above market rate leases recognized in the 1525 Wilson Boulevard transaction amounted to approximately $4.4 million. Liabilities related to below market rate leases amounted to approximately $695,000.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2003

Note 4. DISPOSITIONS OF RENTAL PROPERTIES

In the first and second quarters of 2003, the Company sold ten properties, including seven industrial, two office and one multifamily. These assets were sold for an aggregate sales price of approximately $172 million and generated a net gain of approximately $15,604,000.

The ten properties sold in 2003 were:

					Total Square
Property	Type	Location	Date of Sale	Building Count	Footage/Units

Covance Business Center	Industrial	Indianapolis, IN	1/8/03	1	333,600 sf
Bellanca Airport Park	Industrial	Los Angeles, CA	1/30/03	1	84,201 sf
Buschwood III	Office	Tampa, FL	3/25/03	1	77,095 sf
Clark Avenue	Office	King of Prussia, PA	3/27/03	1	40,000 sf
Valley Forge VII	Industrial	Norristown, PA	3/27/03	1	25,700 sf
Canyons	Multifamily	Fort Worth, TX	3/28/03	1	349 units
Valley Forge IV	Industrial	Norristown, PA	3/31/03	1	51,600 sf
Valley Forge III	Industrial	Norristown, PA	4/29/03	1	27,750 sf
Palms Business Center
III and South	Industrial	Las Vegas, NV	5/15/03	2	268,547 sf
Gateway Park Industrial	Industrial	Aurora, CO	6/30/03	11	1,328,534 sf

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the gain on sale and the related operating results from these sold properties are classified as discontinued operations in the accompanying consolidated statements of income for all periods presented. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet with the related results from operations classified as discontinued operations in the accompanying consolidated statements of income for all periods presented. There was one property classified as held for sale at June 30, 2003 and four properties classified as held for sale at December 31, 2002.

The major classes of assets and liabilities of properties classified as held for sale at June 30, 2003 and December 31, 2002 are (dollars in thousands):

	2003	2002

ASSETS
Rental properties, gross	$43,548	$104,154
Accumulated depreciation	(8,336)	(12,291)

Rental properties, net	35,212	91,863
Cash and cash equivalents	—	244
Other assets	3,556	3,590

Properties held for sale	$38,768	$95,697

LIABILITIES
Mortgage loans	$19,080	$52,717
Other liabilities	516	3,988

Obligations associated with properties held for sale	$19,596	$56,705

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2003

Below is a summary of the results of operations of sold and held for sale properties through their respective disposition dates, if applicable (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Rental revenue	$3,743	$8,787	$12,255	$18,117

Property operating expenses	1,406	2,726	3,727	5,991
Depreciation and amortization	651	2,367	2,267	4,924
Interest expense	1,290	2,019	2,826	4,316
Loss on early extinguishment of debt	5,411	892	5,411	892

Total expenses	8,758	8,004	14,231	16,123

Income (loss) before net gain on sales of real estate	(5,015)	783	(1,976)	1,994
Net gain on sales of real estate	11,154	1,423	15,604	1,423

Discontinued operations	$6,139	$2,206	$13,628	$3,417

Note 5. INVESTMENTS IN LAND AND DEVELOPMENT

The Company has developed a 96,000 square foot office building as the fourth and final phase of Centerpointe at Bridgewater, located in New Jersey. This property is complete and currently in the stabilization phase. The Company’s investment in this property of approximately $13.3 million was reclassified to real estate assets at the beginning of the second quarter of 2003.

The Company has approximately 107 acres of land with a book value of approximately $26.4 million as of June 30, 2003. This land has potential for future development of approximately 1,295,000 square feet of office space. The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. The loans secured by certain of these development properties contain recourse provisions to the Company in the aggregate amount of $14 million; however, some of the loans were not fully drawn as of June 30, 2003.

Since 1998, the Company has been involved in a number of alliances organized in limited liability companies and stock corporations which could ultimately result in the development of approximately 938,000 square feet of commercial and mixed-use properties in California and Colorado. These projects are currently in three different phases of development: approximately 425,000 square feet is substantially completed and in the stabilization phase, 63,000 square feet is in the development phase and 450,000 square feet is in the entitlement phase. The alliances grant the Company certain rights to purchase the properties upon completion of development. As of June 30, 2003, the Company had an investment basis of approximately $38.3 million in these alliances. In addition, the Company has acquired properties from them aggregating approximately $119.8 million since 1999. The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under these alliances, the Company has provided an aggregate of $48.7 million in debt guarantees; however, some of the loans were not fully drawn as of June 30, 2003. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. The Company would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for the Company’s obligation to “stand-ready” to fund such guarantees. In the event that the Company must make payments under one of these guarantees, its only recourse is to the Limited

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2003

Liability Companies that own the properties. No estimate of the amount that could be recovered by the Company in such an event can be made at this time.

In the first quarter of 2003, due to decreased leasing activity and lower than anticipated market rents, the Company recorded a provision for impairment totaling $2,272,000 to provide for a decrease in the carrying value of its 10% owned development joint venture, which owns an 86,100 square foot office property located in San Mateo, California, to its estimated fair value of zero.

Certain of the alliances with which the Company conducts business have been deemed to be VIEs. The Company expects to consolidate the entity known as Marina Shores, effective July 1, 2003, as the Company is the primary beneficiary. The total assets and liabilities of Marina Shores were approximately $78.0 million and $47.7 million, respectively, at June 30, 2003. There are other alliances which are VIEs, but in which the Company is not the primary beneficiary. The total assets and liabilities of such entities were approximately $58.3 million and $38.7 million, respectively, at June 30, 2003. The Company’s maximum exposure to loss is equal to its investments in these arrangements, plus the related debt guarantees, as described above.

Note 6. INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company’s investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings (losses). Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated operating joint ventures consist of the following as of June 30, 2003 and December 31, 2002 (dollars in thousands):

		Property	Square
Joint Venture	Ownership Interest	Location	Footage	Property Type	2003	2002

Rincon Center I & II	10%	San Francisco, California	741,000	Mixed-Use	$4,564	$4,225
2000 Corporate Ridge	10%	McLean, Virginia	256,000	Office	2,858	3,171
Gateway Retail I	50%	Denver, Colorado	12,000	Retail	420	426

					$7,842	$7,822

Note 7. MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage of approximately $39 million at June 30, 2003, secured by land at Gateway Park in Aurora, Colorado. The loan was originally funded in June 1998. Through December 31, 2002, the loan accrued interest at a fixed rate of 13% and matured in July 2005. Effective January 1, 2003, the loan was modified to reduce the interest rate to 6.5% and to extend the maturity date to July 2007. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. During the second quarter of 2003, a payment of approximately $4.3 million was received and applied to the balance of accrued interest of approximately $3.4 million and principal of approximately $900,000. Gateway Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development and, thus, through this arrangement, the Company could acquire up to 5 million square feet of office space over the next ten years. No loan loss reserves have been recorded related to this loan.

The borrowing entities in this loan arrangement have been deemed to be VIEs, but the Company is not the primary beneficiary. The total carrying value of such entities’ assets and liabilities were approximately $70.8 million and $70.9 million, respectively, at June 30, 2003. The Company’s maximum exposure to loss is equal to the recorded amount of its loan, including accrued interest.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2003

Note 8. OTHER ASSETS

As of June 30, 2003 and December 31, 2002, other assets on the consolidated balance sheets consist of the following (in thousands):

	2003	2002

Accounts receivable, net	$343	$2,481
Straight-line rent receivable, net	8,780	6,570
Prepaid expenses	3,875	4,312
Impound accounts	1,844	2,352
Note receivable	3,849	3,775
Deferred leasing and financing costs, net	24,049	23,720
Investment in management contracts	2,052	2,356
Corporate office fixed assets, net	2,472	2,601
FASB 141 intangible assets, net	14,452	4,420
Other	372	148

Total other assets	$62,088	$52,735

Note 9. SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans and bank lines outstanding as of June 30, 2003 and December 31, 2002 (dollars in thousands):

	2003	2002

Secured loans with various lenders, bearing interest at fixed rates between 4.83% and 8.13% at June 30, 2003 and December 31, 2002, with monthly principal and interest payments ranging between $29 and $292 and maturing at various dates through March 1, 2008. These loans are secured by properties with an aggregate net carrying value of $340,867 and $382,237 at June 30, 2003 and December 31, 2002, respectively	$243,416	$274,966
Secured loans with various lenders, bearing interest at variable rates ranging between 3.32% and 3.88% at June 30, 2003, and 3.38% and 3.88% at December 31, 2002, and maturing at various dates through January 31, 2006. These loans are secured by properties with an aggregate net carrying value of $213,026 and $198,371 at June 30, 2003 and December 31, 2002, respectively	163,052	149,936
Secured loan with an insurance company, net of unamortized discount of $1,647 and $1,801 at June 30, 2003 and December 31, 2002, respectively. The loan has two fixed rate components. The fixed rate component of $44,768 bears interest at 6.125%, matures on November 10, 2008 and requires monthly principal and interest payments of $296. The fixed rate component of $92,045 bears interest at 5.91%, matures on November 10, 2008, and requires monthly principal and interest payments of $595. The two components are cross-collateralized and are secured by properties with an aggregate net carrying value of $197,692 and $200,956 at June 30, 2003 and December 31, 2002, respectively
	136,813	137,684

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2003

	2003	2002

Secured loan with an insurance company, net of unamortized discount of $749 and $819 at June 30, 2003 and December 31, 2002, respectively. The loan has both a fixed rate and a variable rate component. The fixed rate component of $51,800 bears interest at 6.125%, matures on November 10, 2008, and requires monthly principal and interest payments of $343. The variable rate component of $35,101 bears interest at a floating rate of 30-day LIBOR plus 3.25% with a floor of 5% (5% at June 30, 2003 and December 31, 2002), matures on December 11, 2004, and requires monthly interest-only payments. The two components are cross-collateralized and are secured by properties with an aggregate net carrying value of $139,972 and $157,248 at June 30, 2003 and December 31, 2002, respectively
	$86,901	$96,127

Total mortgage loans	630,182	658,713

Unsecured $180,000 line of credit with a group of commercial banks (“Credit Facility”) with a variable interest rate of 30-day LIBOR plus 1.525% (2.65% and 2.91% at June 30, 2003 and December 31, 2002, respectively), monthly interest only payments and a maturity date of September 19, 2005, with one one-year extension option	56,836	76,204

Total secured and unsecured liabilities before adjustment for properties held for sale	$687,018	$734,917

Mortgage loans on the consolidated balance sheet as of June 30, 2003 and December 31, 2002 are presented net of properties classified as held for sale. The following table reconciles total secured and unsecured liabilities from the table above to the amounts presented on the consolidated balance sheet:

	2003	2002

Total mortgage loans	$630,182	$658,713
Properties held for sale (Note 4)	(19,080)	(52,717)

Total mortgage loans adjusted for properties held for sale	611,102	605,996
Unsecured bank line	56,836	76,204

Total secured and unsecured liabilities	$667,938	$682,200

In the second quarter of 2003, in connection with the sale of three properties (as discussed in Note 4), approximately $55.8 million of the Company’s mortgage loans were paid off or assumed by the buyer. In connection with these payoffs, the Company recognized a loss on early extinguishment of debt of approximately $5.4 million due to prepayment penalties and the writeoff of unamortized original issuance costs as discussed in Note 10 below. As this loss is related to property sales, it has been included in discontinued operations on the accompanying consolidated statement of income for the three and six months ended June 30, 2003.

In the first quarter of 2003, in order to finance the acquisition of 1525 Wilson Boulevard (as discussed in Note 3), the Company obtained a $50 million loan. The loan has a maturity date of January 31, 2006 and bears interest at the floating rate of 30-day LIBOR plus 2.25%. The interest rate on this loan at June 30, 2003, was 3.63%.

In the first quarter of 2003, the Company closed a $17.5 million loan which is secured by a 144,000 square foot office property located in Alexandria, Virginia. The loan has a maturity date of March 1, 2008 and bears interest at a fixed rate of 5%.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2003

In the first quarter of 2003, approximately $33.3 million of the Company’s mortgage loans were paid off in connection with property sales. In addition, a mortgage loan of approximately $3.9 million was paid off on its maturity date.

In 2001, the Company closed a $52.5 million secured loan with an insurance company (“Secured Financing”). The Secured Financing bears interest at a floating rate of 30-day LIBOR plus 3.25% with an absolute floor of 5% (5% at June 30, 2003 and December 31, 2002) and has an initial maturity of December 11, 2004, with two one-year extension options. In connection with the Secured Financing, the Company entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expires over a term concurrent with the Secured Financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the Secured Financing, and caps 30-day LIBOR at a maximum of 6%. As of June 30, 2003 and December 31, 2002, the 30-day LIBOR rate was 1.12% and 1.38%, respectively. The Company paid a $594,000 fee at the inception of the cap agreement. In connection with the sale of two properties in 2002 and one property in 2003, approximately $17.4 million of this loan was paid off and related portions of the caplets were cancelled. As a result of these cancellations, as well as caplet expirations, approximately $237,000 of the caplet fee has been charged to earnings. The remaining $357,000 fee is being charged to earnings as the caplets expire.

Outstanding borrowings under the Credit Facility decreased from $76,204,000 at December 31, 2002, to $56,836,000 at June 30, 2003. The decrease was due to pay downs totaling $68,772,000 generated from the sales of properties, proceeds of a new mortgage loan and cash flow from operations, offset by draws totaling $49,404,000 for the acquisition of properties (as discussed in Note 3), stock repurchases and development advances. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company has been in compliance during the first six months of 2003 and remains in compliance at June 30, 2003.

Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of June 30, 2003, are as follows (in thousands). Included in the year ending December 31, 2005, is the Credit Facility balance of $56,836 which has an initial maturity of September 19, 2005.

Year Ending
December 31,

2003	$48,404
2004	43,145
2005	165,331
2006	153,319
2007	6,002
Thereafter	270,817

Total	$687,018

Note 10. LOSSES ON EARLY EXTINGUISHMENT OF DEBT

In connection with various loan payoffs, the Company recorded losses on early extinguishment of debt of $5,411,000 and $892,000 for the three and six months ended June 30, 2003 and 2002, respectively, consisting of prepayment penalties and the writeoff of unamortized original issuance costs. As these losses are related to property sales, they have been included in discontinued operations on the accompanying consolidated statements of income for the three and six months ended June 30, 2003 and 2002.

Note 11. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $1,767,000 and $1,883,000 for the six months ended June 30, 2003 and 2002, respectively, and consisted of property management fees, asset management fees and other fee income.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2003

Note 12. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income available to common Stockholders – Basic	$5,316	$6,826	$11,096	$12,626
Minority interest	—	752	—	1,403

Net income available to common Stockholders – Diluted	$5,316	$7,578	$11,096	$14,029

Weighted average shares:
Basic	27,600,788	27,639,344	27,624,147	27,324,595
Stock options	—	542,347	—	475,679
Convertible Operating Partnership Units	—	3,068,463	—	3,068,463

Diluted	27,600,788	31,250,154	27,624,147	30,868,737

Basic earnings per share	$0.19	$0.25	$0.40	$0.46
Diluted earnings per share	$0.19	$0.24	$0.40	$0.45

Options to purchase 3,172,410 shares of the Company’s common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2003 as they are anti-dilutive. Options to purchase 2,813,730 and 2,880,398 shares of the Company’s common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2002 because their exercise prices were greater than the average market price of the Company’s common stock of $22.38 and $21.54 per share, respectively. Convertible operating partnership units of 3,012,024 have been excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2003 as they are anti-dilutive. The preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented.

Note 13. SEGMENT INFORMATION

The Company owns and operates office and industrial properties throughout the United States and manages its business by geographic markets. After the sale of the Gateway Park Industrial properties in the second quarter of 2003 (as discussed in Note 4), office properties now represent approximately 94% of the Company’s portfolio by net operating income and consist primarily of multi-tenant suburban office buildings. The remaining industrial properties are designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s geographic markets are managed separately as each market requires different operating, pricing and leasing strategies. As of June 30, 2003, the Company’s largest markets are Washington, D.C., Southern California, Northern New Jersey, Boston, San Francisco, Chicago, Tampa/Orlando, St. Louis, Minneapolis, Denver, Philadelphia, Las Vegas and Atlanta. Each of these markets represents a reportable segment that requires the Company to employ different management strategies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon net operating income of the combined properties in each segment. Significant information used by the Company for its reportable segments as of and for the six months ended June 30, 2003 and 2002 is as follows (in thousands):

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2003

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2003	2002

Washington, D.C.
Rental revenue	$16,529	$13,277
Property operating expenses	4,421	3,203

Net operating income	$12,108	$10,074

Rental properties, net	$223,846	$153,815

Southern California
Rental revenue	$15,952	$9,359
Property operating expenses	4,902	2,316

Net operating income	$11,050	$7,043

Rental properties, net	$182,472	$137,525

Northern New Jersey
Rental revenue	$12,076	$11,952
Property operating expenses	3,757	2,988

Net operating income	$8,319	$8,964

Rental properties, net	$153,833	$150,641

Boston
Rental revenue	$11,035	$11,174
Property operating expenses	3,758	3,380

Net operating income	$7,277	$7,794

Rental properties, net	$92,541	$96,865

San Francisco
Rental revenue	$5,661	$5,028
Property operating expenses	1,379	1,308

Net operating income	$4,282	$3,720

Rental properties, net	$108,909	$87,689

Chicago
Rental revenue	$5,826	$8,000
Property operating expenses	2,909	2,742

Net operating income	$2,917	$5,258

Rental properties, net	$83,084	$85,956

Tampa/Orlando
Rental revenue	$4,235	$4,373
Property operating expenses	1,270	1,327

Net operating income	$2,965	$3,046

Rental properties, net	$40,521	$48,547

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2003

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2003	2002

St. Louis
Rental revenue	$3,915	$3,910
Property operating expenses	1,602	1,452

Net operating income	$2,313	$2,458

Rental properties, net	$29,161	$27,858

Minneapolis
Rental revenue	$3,047	$3,201
Property operating expenses	1,273	1,487

Net operating income	$1,774	$1,714

Rental properties, net	$29,702	$35,720

Denver
Rental revenue	$6,325	$6,379
Property operating expenses	2,207	1,924

Net operating income	$4,118	$4,455

Rental properties, net	$38,497	$84,873

Las Vegas
Rental revenue	$3,083	$3,201
Property operating expenses	790	749

Net operating income	$2,293	$2,452

Rental properties, net	$34,609	$60,445

Philadelphia
Rental revenue	$2,883	$3,184
Property operating expenses	727	620

Net operating income	$2,156	$2,564

Rental properties, net	$33,649	$49,058

Atlanta
Rental revenue	$3,013	$2,959
Property operating expenses	1,054	1,036

Net operating income	$1,959	$1,923

Rental properties, net	$35,212	$40,344

All Others
Rental revenue	$9,177	$10,994
Property operating expenses	3,269	4,797

Net operating income	$5,908	$6,197

Rental properties, net	$81,688	$131,244

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2003

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2003	2002

Discontinued Operations
Rental revenue	$(12,255)	$(18,117)
Property operating expenses	(3,727)	(5,991)

Net operating income	$(8,528)	$(12,126)

Rental properties, net	$(35,212)	$(40,344)

Total
Rental revenue	$90,502	$78,874
Property operating expenses	29,591	23,338

Net operating income	$60,911	$55,536

Rental properties, net	$1,132,512	$1,150,236

The following is a reconciliation of segment revenues and net income to consolidated revenues and net income for the periods presented above (in thousands):

	2003	2002

Revenues
Total revenue for reportable segments	$90,502	$78,874
Other revenue (1)	3,994	5,595

Total consolidated revenues	$94,496	$84,469

Net Income
NOI for reportable segments	$60,911	$55,536
Unallocated amounts:
Other revenue (1)	3,994	5,595
General and administrative expenses	(7,540)	(5,510)
Depreciation and amortization	(26,112)	(20,525)
Interest expense	(16,644)	(14,702)
Provision for impairment of real estate assets	(2,272)	—
Provision for impairment of non-real estate assets	(3,905)	—

Income before minority interest and discontinued operations	$8,432	$20,394

(1)	Other revenue includes fee income, interest and other income and equity in earnings of unconsolidated operating joint ventures.

Note 14. PROVISIONS FOR IMPAIRMENT OF ASSETS

Provision for Impairment of Real Estate Assets

In the first quarter of 2003, due to decreased leasing activity and lower than anticipated market rents, the Company recorded a provision for impairment of approximately $2.3 million to provide for a decrease in the carrying value of its 10% owned development joint venture, which owns an 86,100 square foot office property located in San Mateo, California, to its estimated fair value of zero.

Provision for Impairment of Non-Real Estate Assets

In the second quarter of 2003, the Company recorded an impairment charge of approximately $3.9 million relating to the disposition of the Company’s leased aircraft.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements
June 30, 2003

Note 15. COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company’s business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company’s results of operations and cash flow.

General Uninsured Losses

The Company, or in certain instances, tenants of the properties, carries comprehensive liability, fire and extended coverage with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, the Company may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. In addition, although the Company’s existing policies of insurance covering property damage do not exclude coverage for acts of terrorism, it is possible that such an exclusion could be imposed by an insurance carrier either during the current policy term upon satisfaction of certain notice requirements, or upon future policy renewal, in which case any losses from acts of terrorism might be uninsured. Should an uninsured loss occur, the Company could lose some or all of its capital investment, cash flow and anticipated profits related to one or more properties.

Litigation

Certain claims and lawsuits have arisen against the Company in its normal course of business. Based on advice from legal counsel, the Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

Note 16. SUBSEQUENT EVENTS

Acquisition

In July 2003, the Company acquired 99 Summer Street in Boston, Massachusetts, for a purchase price of $68.3 million. This property is a 271,980 square foot, 20-story Class A multi-tenant office building located in the financial district of downtown Boston. Constructed in 1987, the property is presently 97% leased to 47 tenants. The purchase price was funded using 1031 tax-deferred exchange proceeds from the Gateway Park Industrial sale (as discussed in Note 4), along with a new $45 million 10-year fixed rate mortgage from a life insurance company. The new loan bears a fixed interest rate of 4.83%.

Dispositions

Subsequent to June 30, 2003, the Company sold one office property and one industrial property for an aggregate sales price of approximately $39.8 million which generated an aggregate net loss of approximately $2 million.

Dividends

Subsequent to June 30, 2003, the Board of Directors elected to reduce the dividend on the Company's common stock from $0.43/share to $0.35/share commencing with the dividend to be paid in October 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated is a self-administered and self-managed real estate investment trust, or REIT, with a portfolio of 68 primarily office properties, including 3 operating joint ventures, as of June 30, 2003. Our portfolio encompasses approximately 11.5 million square feet. We are focusing on high-quality multi-tenant office properties in the following core markets: Washington, D.C., Southern California, Northern New Jersey, Boston, Northern California and Chicago. We also participate in several alliances to develop property for both our portfolio and for sale to third parties.

We were incorporated in the State of Maryland on August 26, 1994 and commenced operations on January 1, 1996. We elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Our Common Stock and Preferred Stock are listed on the New York Stock Exchange, or NYSE, under the trading symbols “GLB” and “GLB Pr A”, respectively.

Results of Operations

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002.

Rental Revenue. Rental revenue increased $11,628,000, or 15%, to $90,502,000 for the six months ended June 30, 2003 from $78,874,000 for the six months ended June 30, 2002. This change primarily resulted from property acquisitions, lease termination fees, fixed rent increases on existing leases, higher reimbursement of expenses and an increase in straight-line rents, partially offset by lower average occupancies.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated operating and development joint ventures and the Rancon Partnerships. This revenue decreased $116,000, or 6%, to $1,767,000 for the six months ended June 30, 2003, from $1,883,000 for the six months ended June 30, 2002, primarily due to a disposition fee received upon the sale of a Rancon property in 2002, partially offset by a refinance fee from a Rancon partnership and a loan guarantee fee received in 2003.

Interest and Other Income. Interest and other income decreased $1,666,000, or 46%, to $1,923,000 for the six months ended June 30, 2003, from $3,589,000 for the six months ended June 30, 2002. The decrease was primarily due to interest income earned from the sale of a mezzanine loan related to a development project in 2002, and a reduction in the interest rate on a mortgage loan receivable. These decreases were slightly offset by losses on marketable securities recognized in 2002.

Equity in Earnings of Unconsolidated Operating Joint Ventures. Equity in earnings of unconsolidated operating joint ventures increased $181,000, or 147%, to $304,000 for the six months ended June 30, 2003, from $123,000 for the six months ended June 30, 2002, primarily due to an increase in occupancy and a decrease in interest expense at one joint venture.

Property Operating Expenses. Property operating expenses increased $6,253,000, or 27%, to $29,591,000 for the six months ended June 30, 2003, from $23,338,000 for the six months ended June 30, 2002, primarily due to property acquisitions and increases in property taxes and utility and snow removal costs.

General and Administrative Expenses. General and administrative expenses increased $2,030,000, or 37%, to $7,540,000 for the six months ended June 30, 2003, from $5,510,000 for the six months ended June 30, 2002, primarily due to severance paid in connection with staff reductions in the second quarter of 2003, as well as costs associated with the retirement of our chief executive officer and an increase in professional services and travel costs.

Depreciation and Amortization. Depreciation and amortization increased $5,587,000, or 27%, to $26,112,000 for the six months ended June 30, 2003, from $20,525,000 for the six months ended June 30, 2002. This increase is due to property acquisitions and depreciation of capital improvements.

Interest Expense. Interest expense increased $1,942,000, or 13%, to $16,644,000 for the six months ended June 30, 2003, from $14,702,000 for the six months ended June 30, 2002. This increase is primarily due to an increase in secured debt as a result of property acquisitions, partially offset by decreased borrowings on our unsecured credit facility and decreases in fixed interest rates due to loan refinances, as well as decreases in variable interest rates.

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

Provision for impairment of non-real estate assets. In the second quarter of 2003, we recorded an impairment charge of approximately $3.9 million relating to the disposition of our leased aircraft.

Discontinued operations. The results of discontinued operations increased $10,211,000 to $13,628,000 for the six months ended June 30, 2003, from $3,417,000 for the six months ended June 30, 2002, primarily as a result of the 2003 gain on sale of $15,604,000, offset by a loss on early extinguishment of debt of $5,411,000. In connection with various loan payoffs related to property sales, the Company recorded a loss on early extinguishment of debt for the six months ended June 30, 2003, which primarily consisted of a prepayment penalty, as well as the writeoff of unamortized original issuance costs. During the six months ended June 30, 2002, discontinued operations included a gain on sale of $1,423,000, partially offset by a loss on early extinguishment of debt of $892,000, which consisted of prepayment penalties and the writeoff of unamortized original issuance costs related to loan payoffs in connection with property sales.

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002.

Rental Revenue. Rental revenue increased $5,086,000, or 12%, to $46,357,000 for the three months ended June 30, 2003 from $41,271,000 for the three months ended June 30, 2002. This change primarily resulted from property acquisitions, fixed rent increases on existing leases and higher reimbursement of expenses, partially offset by lower average occupancies.

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated operating and development joint ventures and the Rancon Partnerships. This revenue increased $119,000, or 14%, to $961,000 for the three months ended June 30, 2003, from $842,000 for the three months ended June 30, 2002, primarily due to a refinance fee from a Rancon partnership and a loan guarantee fee received in the second quarter of 2003.

Interest and Other Income. Interest and other income increased $413,000, or 59%, to $1,116,000 for the three months ended June 30, 2003, from $703,000 for the three months ended June 30, 2002. The increase was primarily due to losses on marketable securities recognized in 2002.

Equity in Earnings of Unconsolidated Operating Joint Ventures. Equity in earnings of unconsolidated operating joint ventures increased $116,000, or 178%, to $181,000 for the three months ended June 30, 2003, from $65,000 for the three months ended June 30, 2002, primarily due to an increase in occupancy and a decrease in interest expense at one joint venture.

Property Operating Expenses. Property operating expenses increased $2,363,000, or 20%, to $14,469,000 for the three months ended June 30, 2003, from $12,106,000 for the three months ended June 30, 2002, primarily due to property acquisitions and increases in property taxes and utility costs.

General and Administrative Expenses. General and administrative expenses increased $1,462,000, or 64%, to $3,755,000 for the three months ended June 30, 2003, from $2,293,000 for the three months ended June 30, 2002, primarily due to severance paid in connection with staff reductions in the second quarter of 2003, as well as costs associated with the retirement of our chief executive officer.

Depreciation and Amortization. Depreciation and amortization increased $2,750,000, or 26%, to $13,435,000 for the three months ended June 30, 2003, from $10,685,000 for the three months ended June 30, 2002. This increase is due to property acquisitions and depreciation of capital improvements.

Interest Expense. Interest expense increased $863,000, or 11%, to $8,397,000 for the three months ended June 30, 2003, from $7,534,000 for the three months ended June 30, 2002. This increase is primarily due to an increase in secured debt as a result of property acquisitions, partially offset by decreased borrowings on our unsecured credit facility and decreases in fixed interest rates due to loan refinances, as well as decreases in variable interest rates.

Provision for impairment of non-real estate assets. In the second quarter of 2003, we recorded an impairment charge of approximately $3.9 million relating to the disposition of our leased aircraft.

Discontinued operations. The results of discontinued operations increased $3,933,000 to $6,139,000 for the three months ended June 30, 2003, from $2,206,000 for the three months ended June 30, 2002, primarily as a result of the 2003 gain on sale of $11,154,000, offset by a loss on early extinguishment of debt of $5,411,000. In connection with various loan payoffs related to property sales, the Company recorded a loss on early extinguishment of debt for the three months ended June 30, 2003, which primarily consisted of a prepayment penalty, as well as the writeoff of unamortized original issuance costs. During the three months ended June 30, 2002, discontinued operations included a gain on sale of $1,423,000, partially offset by a loss on early extinguishment of debt of $892,000, which consisted of prepayment penalties and the writeoff of unamortized original issuance costs related to loan payoffs in connection with property sales.

Liquidity and Capital Resources

Cash Flows

For the three months ended June 30, 2003, cash provided by operating activities was $36,227,000 as compared to $45,413,000 for the same period in 2002. The decrease is primarily due to a decrease in occupancy rates and an increase in property taxes and utility and snow removal costs. Cash provided by investing activities was $54,657,000 for the six months ended June 30, 2003, as compared to $25,208,000 of cash used for investing activities for the same period in 2002. This change is primarily due to an increase in cash provided by real estate sales and principal and interest payments from mortgage loans receivable, partially offset by an increase in cash used for real estate acquisitions. Cash used for financing activities was $71,267,000 for the six months ended June 30, 2003, as compared to $22,233,000 for the same period in 2002. The change was primarily due to an increase in cash used for the repayment of debt and common stock repurchases and decreased stock option exercise proceeds, partially offset by an increase in proceeds from new debt.

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

Investments in Land and Development

We have developed a 96,000 square foot office building as the fourth and final phase of Centerpointe at Bridgewater, located in New Jersey. This property is complete and currently in the stabilization phase. Our investment in this property of approximately $13.3 million was reclassified to real estate assets at the beginning of the second quarter of 2003.

We have approximately 107 acres of land with a book value of approximately $26.4 million as of June 30, 2003. This land has potential for future development of approximately 1,295,000 square feet of office space. We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. The loans secured by certain of these development properties contain recourse provisions to us in the aggregate amount of $14 million; however, some of the loans were not fully drawn as of June 30, 2003.

Since 1998, we have been involved in a number of alliances organized in limited liability companies and stock corporations which could ultimately result in the development of approximately 938,000 square feet of commercial and mixed-use properties in California and Colorado. These projects are currently in three different phases of development: approximately 425,000 square feet is substantially completed and in the stabilization phase, 63,000 square feet is in the development phase and 450,000 square feet is in the entitlement phase. The alliances grant us certain rights to purchase the properties upon completion of development. As of June 30, 2003, we had an investment basis of approximately $38.3 million in these alliances. In addition, we have acquired properties from them aggregating approximately $119.8 million since 1999. We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under these alliances, we have provided an aggregate of $48.7 million in debt guarantees; however, some of the loans were not fully drawn as of June 30, 2003. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. We would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for our obligation to “stand-ready” to fund such guarantees. In the event that we must make payments under one of these guarantees, our only recourse is to the Limited Liability Companies that own the properties. No estimate of the amount that could be recovered by us in such an event can be made at this time.

In the first quarter of 2003, due to decreased leasing activity and lower than anticipated market rents, we recorded a provision for impairment totaling $2,272,000 to provide for a decrease in the carrying value of our 10% owned development joint venture, which owns an 86,100 square foot office property located in San Mateo, California, to its estimated fair value of zero.

Certain of the alliances with which we conduct business have been deemed to be VIEs. We expect to consolidate the entity known as Marina Shores, effective July 1, 2003, as we are the primary beneficiary. The total assets and liabilities of Marina Shores were approximately $78.0 million and $47.7 million, respectively, at June 30, 2003. There are other alliances which are VIEs, but in which we are not the primary beneficiary. The total assets and liabilities of such entities were approximately $58.3 million and $38.7 million, respectively, at June 30, 2003. Our maximum exposure to loss is equal to our investments in these arrangements, plus the related debt guarantees, as described above.

Investments in Unconsolidated Operating Joint Ventures

Investments in unconsolidated operating joint ventures increased from $7,822,000 at December 31, 2002, to $7,842,000 at June 30, 2003. This increase was due to our equity interests in the joint ventures’ earnings during the first six months of 2003, partially offset by distributions.

Mortgage Loans Receivable

Mortgage loans receivable decreased from $41,813,000 at December 31, 2002, to $38,984,000 at June 30, 2003. This decrease was due to payments of principal and interest received on a loan made by us under a development alliance, partially offset by monthly interest accruals.

The borrowing entities in this loan arrangement have been deemed to be VIEs, but we are not the primary beneficiary. The total carrying value of such entities’ assets and liabilities were approximately $70.8 million and $70.9 million, respectively, at June 30, 2003. Our maximum exposure to loss is equal to the recorded amount of our loan, including accrued interest.

Secured and Unsecured Financing

Mortgage loans payable decreased from $658,713,000 at December 31, 2002, to $630,182,000 at June 30, 2003. This decrease resulted from loan payoffs of $37,201,000 due to debt maturities, loan payoffs of $55,840,000 in connection with property sales (discussed below), and $3,331,000 of scheduled principal payments on other debt, partially offset by $67,500,000 in new mortgage loans (discussed below) and $341,000 of draws on construction loans.

In the second quarter of 2003, in connection with the sale of three properties, approximately $55.8 million of our mortgage loans were paid off or assumed by the buyer. In connection with these payoffs, we recognized a loss on early extinguishment of debt of approximately $5.4 million due to prepayment penalties and the writeoff of umamortized original issuance costs. As this loss is related to property sales, it has been included in discontinued operations on our consolidated statement of income for the three and six months ended June 30, 2003.

In the first quarter of 2003, in order to finance the acquisition of 1525 Wilson Boulevard, we obtained a $50 million loan. The loan has a maturity date of January 31, 2006 and bears interest at the floating rate of 30-day LIBOR plus 2.25%. The interest rate on this loan at June 30, 2003, was 3.63%.

In the first quarter of 2003, we closed a $17.5 million loan which is secured by a 144,000 square foot office property located in Alexandria, Virginia. The loan has a maturity date of March 1, 2008 and bears interest at a fixed rate of 5%.

In the first quarter of 2003, approximately $33.3 million of our mortgage loans were paid off in connection with property sales. In addition, a mortgage loan of approximately $3.9 million was paid off on its maturity date.

In 2001, we closed a $52.5 million secured loan with an insurance company (“Secured Financing”). The Secured Financing bears interest at a floating rate of 30-day LIBOR plus 3.25% with an absolute floor of 5% (5% at June 30, 2003 and December 31, 2002) and has an initial maturity of December 11, 2004, with two one-year extension options. In connection with the Secured Financing, we entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expires over a term concurrent with the Secured Financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the Secured Financing, and caps 30-day LIBOR at a maximum of 6%. As of June 30, 2003 and December 31, 2002, the 30-day LIBOR rate was 1.12% and 1.38%, respectively. We paid a $594,000 fee at the inception of the cap agreement. In connection with the sale of two properties in 2002 and one property in 2003, approximately $17.4 million of this loan was paid off and related portions of the caplets were cancelled. As a result of these cancellations, as well as caplet expirations, approximately $237,000 of the caplet fee has been charged to earnings. The remaining $357,000 fee is being charged to earnings as the caplets expire.

Outstanding borrowings under the Credit Facility decreased from $76,204,000 at December 31, 2002, to $56,836,000 at June 30, 2003. The decrease was due to pay downs totaling $68,772,000 generated from the sales of properties, proceeds of a new mortgage loan and cash flow from operations, offset by draws totaling $49,404,000 for the acquisition of properties, stock repurchases and development advances. The Credit Facility requires us, among other things, to be in compliance with certain financial covenants and ratios. We have been in compliance during the first six months of 2003 and remain in compliance at June 30, 2003.

Some of our properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by us.

At June 30, 2003, our total indebtedness included fixed-rate debt of $432,029,000 and floating-rate debt of $254,989,000. Our ratio of total debt to gross book assets was approximately 44% at June 30, 2003.

It is our policy to manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At June 30, 2003, approximately 37% of our outstanding debt, including amounts borrowed under the Credit Facility, was subject to variable rates. We may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings. It is not our policy to engage in hedging activities for speculative purposes. At June 30, 2003, we were not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed above.

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

Stock Repurchases

In 1999, our Board of Directors authorized the repurchase of up to 6.2 million shares of our outstanding Common Stock. This represented approximately 20% of our total outstanding Common Stock. In December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of June 30, 2003, 6,318,016 common shares have been repurchased for a total cost of approximately $104,831,000; this represents approximately 77% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, we announced that our Board of Directors had approved the repurchase of up to 15% of our Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of June 30, 2003, 1,407,200 preferred shares have been repurchased for a total cost of approximately $21,076,000; this represents approximately 41% of the expanded repurchase authorization and approximately 12% of Preferred Stock outstanding when the repurchase program began. Future stock repurchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

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

Carrying value of rental properties, investments in development and other investment assets

Our rental properties, investments in development and other investment assets such as operating joint ventures and mortgage loans receivable are generally carried at the lower of cost or estimated fair value. Certain development and operating joint ventures include our share of undistributed income or loss arising from the investment, and the mortgage loans receivable include accrued interest. In addition, some interest, payroll and general and administrative costs incurred in connection with our development activities may be capitalized. The actual value of our portfolio of properties, investments in development and other investments could be significantly higher or lower than their carrying amounts.

Our status as a real estate investment trust (REIT)

We have elected to be taxed as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A real estate investment trust is generally not subject to federal income tax on that portion of its real estate investment trust taxable income (“Taxable Income”) that is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and other requirements are met. We believe that we have complied with all requirements to qualify as a REIT for the six months ended June 30, 2003 and 2002. Accordingly, no provision for income taxes is included in our consolidated financial statements.

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. Certain of the entities through which and with which we conduct business, including those described in Notes 5 and 7 in Item 1, have been deemed to be VIEs under the provisions of FIN 46. As discussed above, we expect to consolidate the entity known as Marina Shores, effective July 1, 2003, as we are the primary beneficiary. The total assets and liabilities of Marina Shores were approximately $78.0 million and $47.7 million, respectively, at June 30, 2003. There are other alliances which are VIEs, but in which we are not the primary beneficiary.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect this standard to have a material impact on our consolidated financial position or results of operations.

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

The following table sets forth our calculation of FFO and AFFO for the three and six months ended June 30, 2003 (in thousands, except weighted average shares and per share amounts):

	March 31,	June 30,	YTD
	2003	2003	2003

Income before minority interest and discontinued operations	$3,778	$4,654	$8,432
Preferred dividends	(4,891)	(4,889)	(9,780)
Depreciation and amortization (1)	12,333	13,085	25,418
Provision for impairment of real estate assets	2,272	—	2,272
Income from discontinued operations	7,489	6,139	13,628
Deduct gain on sale from discontinued operations	(4,450)	(11,154)	(15,604)
Depreciation and amortization from discontinued operations	1,616	651	2,267
Adjustment to reflect FFO of Unconsolidated Operating JV’s(2)	116	108	224

FFO	$18,263	$8,594	$26,857

Amortization of deferred financing fees	803	774	1,577
Non-real estate depreciation	344	350	694
Adjustment for FASB 13 rents(3)	(1,590)	(1,440)	(3,030)
Adjustment for FASB 141(4)	(329)	(257)	(586)
Capital reserve	(5,877)	(4,789)	(10,666)

AFFO	$11,614	$3,232	$14,846

Distributions per share(5)	$0.43	$0.43	$0.86

Diluted weighted average shares outstanding	30,768,653	30,797,136	30,785,641

(1)	Excludes non-real estate depreciation and amortization.

(2)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.

(3)	Amortization of straight-line rent.

(4)	Amortization of above and below market rate leases.

(5)	The distributions for the three months ended June 30, 2003, were paid on July 15, 2003.

The following table sets forth our calculation of FFO and AFFO for the three and six months ended June 30, 2002 (in thousands, except weighted average shares and per share amounts):

	March 31,	June 30,	YTD
	2002	2002	2002

Income before minority interest and discontinued operations	$10,131	$10,263	$20,394
Preferred dividends	(4,891)	(4,891)	(9,782)
Depreciation and amortization (1)	9,520	10,361	19,881
Income from discontinued operations	1,211	2,206	3,417
Deduct gain on sale from discontinued operations	—	(1,423)	(1,423)
Depreciation and amortization from discontinued operations	2,557	2,367	4,924
Adjustment to reflect FFO of Unconsolidated Operating JV’s (2)	102	100	202

FFO	$18,630	$18,983	$37,613

Amortization of deferred financing fees	484	509	993
Non-real estate depreciation	320	324	644
Adjustment for FASB 13 rents(3)	(772)	(1,532)	(2,304)
Capital reserve	(4,392)	(4,315)	(8,707)

AFFO	$14,270	$13,969	$28,239

Distributions per share	$0.43	$0.43	$0.86

Diluted weighted average shares outstanding	30,540,254	31,250,154	30,868,737

(1)	Excludes non-real estate depreciation and amortization.

(2)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.

(3)	Amortization of straight-line rent.

Forward Looking Statements; Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward-looking statements include statements relating to:

•	Our belief that certain claims and lawsuits which have arisen against us in our normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

•	Our intention to continue our policy of paying quarterly distributions;

•	Our expectation to meet our short-term liquidity requirements generally through our working capital, our Credit Facility and cash generated by operations;

•	Our belief that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term;

•	Our statements regarding potential future development;

•	Our statements regarding our current involvement in a number of alliances which could ultimately result in the development of approximately 938,000 square feet of commercial and mixed-use properties in California and Colorado;

•	Our expectation to continue our policy of managing our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible;

•	Our current intent not to issue securities under our 1997 and 1999 Shelf Registration Statements in the near term;

•	Our expectation to make future stock repurchases from time to time in the open market or otherwise depending on market conditions and other factors;

•	Our belief that certain provisions of the leases of our properties may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation;

•	Our belief that the changes in market interest rates obtainable on our secured and unsecured borrowings will not have a material impact on the performance or fair value of our mortgage loans receivable;

•	Our statements regarding our entering into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant;

•	Our belief that adoption of the standard set forth in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” will not have a material impact on our consolidated financial position or results of operations.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2002. We assume no obligation to update any forward looking-statement or statements.

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

It is our policy to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, we have also entered into variable rate debt arrangements. Approximately 37% of our outstanding debt, including amounts borrowed under the Credit Facility, was subject to variable rates at June 30, 2003 and December 31, 2002. In addition, the average interest rate on our debt decreased from 5.26% at December 31, 2002 to 5.05% at June 30, 2003. We review interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. We do not have any other material market-sensitive financial instruments. It is not our policy to engage in hedging activities for speculative or trading purposes.

We may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we are entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we make payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At June 30, 2003, we were not a party to any forward interest rate or similar agreements other than the interest rate cap contract entered into in December 2001 as discussed above.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
								Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value

	(in thousands)
Secured Fixed	$20,404	$8,044	$23,611	$103,151	$6,002	$270,817	$432,029	$432,029
Average interest rate	7.42%	6.63%	6.99%	6.77%	6.37%	5.64%	6.09%
Secured Variable	$28,000	$35,101	$84,884	$50,168	$—	$—	$198,153	$198,153
Average interest rate	3.88%	5.00%	3.37%	3.63%	—	—	3.79%
Unsecured Variable	$—	$—	$56,836	$—	$—	$—	$56,836	$56,836
Average interest rate	—	—	2.65%	—	—	—	2.65%

We believe that the interest rates given in the table for fixed rate borrowings approximate the rates we could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at June 30, 2003.

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $319,000, based upon the balances outstanding on variable rate instruments at June 30, 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting, held on May 7, 2003, in Redwood City, California, the following persons were duly elected by the holders of our common stock to serve as Class II directors:

	Votes For	Votes Withheld

Robert Batinovich	24,534,615	362,729
Patrick Foley	22,353,281	2,544,063

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference to this item.

(b)	Reports on Form 8-K:

On April 29, 2003, we filed a report on Form 8-K with respect to our press release announcing results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

By: Glenborough Realty Trust Incorporated,

Date: August 14, 2003	/s/ Andrew Batinovich

Andrew Batinovich
Director, President and
Chief Executive Officer

Date: August 14, 2003	/s/ Stephen Saul

Stephen Saul
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2003	/s/ Brian Peay

Brian Peay
Senior Vice President,
Finance and Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.1	Amended and Restated Employment Agreement dated May 7, 2003, between Robert Batinovich and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.2	Amended and Restated Employment Agreement dated May 7, 2003, between Andrew Batinovich and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.3	Employment Agreement dated May 7, 2003, between Sandra L. Boyle and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.4	Letter Agreement dated May 7, 2003, between Robert Batinovich and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.5	Letter Agreement dated May 7, 2003, between Andrew Batinovich and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.6	Letter Agreement dated May 7, 2003, between Sandra L. Boyle and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

11.1	Statement re: Computation of Earnings Per Share is shown in Note 12 of the Consolidated Financial Statements of the Company in Item 1.

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.1	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.2	Section 302 Certification of Stephen R. Saul, Chief Financial Officer.

31.3	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

31.4	Section 906 Certification of Stephen R. Saul, Chief Financial Officer.