Form 10-Q
period 2003-09-30
GLENBOROUGH REALTY TRUST INC
filed 2003-11-14
CIK 929454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes   X      No

As of November 10, 2003, 27,772,436 shares of Common Stock ($.001 par value) and 9,956,300 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value, $25.00 per share liquidation preference) were outstanding.

INDEX

GLENBOROUGH REALTY TRUST INCORPORATED

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Rental properties, gross	$1,342,120	$1,316,922
Accumulated depreciation	(181,541)	(171,701)

Rental properties, net	1,160,579	1,145,221
Properties held for sale (net of accumulated depreciation of $12,291 at at December 31, 2002)	—	95,697
Investments in land and development	65,611	78,529
Investments in unconsolidated operating joint ventures	14,332	7,822
Mortgage loans receivable	39,406	41,813
Cash and cash equivalents	9,904	5,029
Other assets	73,318	60,440

TOTAL ASSETS	$1,363,150	$1,434,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$634,466	$605,996
Unsecured bank line	54,172	76,204
Obligations associated with properties held for sale	—	56,705
Other liabilities	36,780	23,178

Total liabilities	725,418	762,083

Commitments and contingencies (Note 15)
Minority interest	38,031	40,910
Stockholders’ Equity:
Common stock, $0.001 par value, 27,751,337 and 27,927,698 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	28	28
Preferred stock, $0.001 par value, $25.00 liquidation preference, 9,956,300 and 10,097,800 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	10	10
Additional paid-in capital	778,404	785,051
Deferred compensation	(3,171)	(3,897)
Distributions in excess of accumulated earnings	(175,570)	(149,634)

Total stockholders’ equity	599,701	631,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,363,150	$1,434,551

The accompanying notes are integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2003 and 2002

(in thousands, except share and per share amounts)

(Unaudited)

	2003	2002
REVENUE
Rental revenue	$135,309	$117,086
Fees and reimbursements from affiliates	2,559	2,715
Interest and other income	2,758	4,363
Equity in earnings of unconsolidated operating joint ventures	478	223

Total revenue	141,104	124,387

EXPENSES
Property operating expenses	44,706	35,177
General and administrative	9,604	7,829
Depreciation and amortization	39,387	30,769
Interest expense	24,915	21,300
Provision for impairment of real estate assets	2,852	—
Provision for impairment of non-real estate assets	3,905	—

Total expenses	125,369	95,075

Income before minority interest and discontinued operations	15,735	29,312
Minority interest	(1,054)	(1,803)

Income before discontinued operations	14,681	27,509
Discontinued operations (including gain (loss) on sales of $12,155 and $(443) in 2003 and 2002, respectively)	9,711	3,510

Net income	24,392	31,019
Preferred dividends	(14,669)	(14,673)
Discount on preferred stock repurchases	254	—

Net income available to Common Stockholders	$9,977	$16,346

Basic Per Share Data:
Continuing operations	$0.04	$0.48
Discontinued operations	0.32	0.12

Net income available to Common Stockholders	$0.36	$0.60

Basic weighted average shares outstanding	27,612,311	27,454,649

Diluted Per Share Data:
Continuing operations	$0.04	$0.47
Discontinued operations	0.32	0.12

Net income available to Common Stockholders	$0.36	$0.59

Diluted weighted average shares outstanding	30,808,432	30,971,050

The accompanying notes are integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2003 and 2002

(in thousands, except share and per share amounts)

(Unaudited)

	2003	2002
REVENUE
Rental revenue	$46,583	$40,588
Fees and reimbursements from affiliates	791	832
Interest and other income	835	774
Equity in earnings of unconsolidated operating joint ventures	174	100

Total revenue	48,383	42,294

EXPENSES
Property operating expenses	15,804	12,494
General and administrative	2,064	2,319
Depreciation and amortization	13,783	10,722
Interest expense	9,041	7,376
Provision for impairment of real estate assets	580	—

Total expenses	41,272	32,911

Income before minority interest and discontinued operations	7,111	9,383
Minority interest	147	(400)

Income before discontinued operations	7,258	8,983
Discontinued operations (including loss on sales of $3,449 and $1,866 in 2003 and 2002, respectively)	(3,725)	(372)

Net income	3,533	8,611
Preferred dividends	(4,889)	(4,891)
Discount on preferred stock repurchases	237	—

Net income (loss) available to Common Stockholders	$(1,119)	$3,720

Basic Per Share Data:
Continuing operations	$0.08	$0.14
Discontinued operations	(0.12)	(0.01)

Net income (loss) available to Common Stockholders	$(0.04)	$0.13

Basic weighted average shares outstanding	27,605,193	27,710,517

Diluted Per Share Data:
Continuing operations	$0.08	$0.14
Discontinued operations	(0.12)	(0.01)

Net income (loss) available to Common Stockholders	$(0.04)	$0.13

Diluted weighted average shares outstanding	30,901,644	31,174,544

The accompanying notes are integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2003

(in thousands)

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Deferred Compen- sation	Distributions in excess of accumulated earnings	Total
Balance at December 31, 2002	27,928	$28	10,098	$10	$785,051	$(3,897)	$(149,634)	$631,558
Exercise of stock options	33	—	—	—	527	—	—	527
Common and preferred stock repurchases	(216)	—	(142)	—	(6,957)	—	—	(6,957)
Discount on preferred stock repurchases	—	—	—	—	(254)	—	254	—
Amortization of deferred compensation	—	—	—	—	—	726	—	726
Accelerated vesting of stock options	—	—	—	—	122	—	—	122
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(198)	—	—	(198)
Conversion of Operating Partnership units into common stock	6	—	—	—	113	—	—	113
Dividends paid to common and preferred stockholders	—	—	—	—	—	—	(50,582)	(50,582)
Net income	—	—	—	—	—	—	24,392	24,392

Balance at September 30, 2003	27,751	$28	9,956	$10	$778,404	$(3,171)	$(175,570)	$599,701

The accompanying notes are integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

(in thousands)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$24,392	$31,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	42,408	38,553
Amortization of loan fees, included in interest expense (including discontinued operations)	2,343	1,584
Accrued interest on mortgage loans receivable	(2,174)	(2,319)
Minority interest in income from operations	1,054	1,803
Equity in earnings of unconsolidated operating joint ventures	(478)	(223)
(Gain) loss on sales of real estate assets	(12,155)	443
Loss on early extinguishment of debt (included in discontinued operations)	5,588	892
Provision for impairment of real estate assets	2,852	—
Provision for impairment of non-real estate assets	3,905	—
Amortization of deferred compensation	726	145
Accelerated vesting of stock options	122	—
Changes in certain assets and liabilities, net	(15,418)	(5,405)

Net cash provided by operating activities	53,165	66,492

Cash flows from investing activities:
Net proceeds from sales of rental properties	172,190	50,194
Acquisitions of rental properties	(133,002)	(125,216)
Payments for capital and tenant improvements	(31,501)	(20,133)
Deposits on prospective acquisitions	(1,500)	—
Investments in land and development	(8,131)	(17,205)
Investments in unconsolidated operating joint ventures	(75)	—
Distributions from unconsolidated operating joint ventures	449	—
Buyout of minority interest in consolidated subsidiary	(175)	—
Principal and interest payments from mortgage loans receivable	4,581	—

Net cash provided by (used for) investing activities	2,836	(112,360)

Cash flows from financing activities:
Proceeds from borrowings	192,070	180,261
Repayment of borrowings	(177,131)	(92,070)
Prepayment penalties on loan payoffs	(5,411)	(799)
Distributions to minority interest holders	(3,886)	(3,984)
Dividends paid to common and preferred stockholders	(50,582)	(49,995)
Contributions from minority interest holders	—	27
Exercise of stock options	527	10,738
Repurchases of common stock	(3,419)	(674)
Repurchases of preferred stock	(3,538)	—

Net cash (used for) provided by financing activities	(51,370)	43,504

Net increase (decrease) in cash and cash equivalents	4,631	(2,364)

Cash and cash equivalents at beginning of period, including $244 at properties held for sale as of December 31, 2002	5,273	4,410

Cash and cash equivalents at end of period	$9,904	$2,046

continued

The accompanying notes are integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS – continued

For the nine months ended September 30, 2003 and 2002

(in thousands)

(Unaudited)

	2003	2002
Supplemental disclosure of cash flow information:

Cash paid for interest (net of capitalized interest of $2,479 and $2,919 in 2003 and 2002, respectively)	$26,841	$28,200

Supplemental disclosure of non-cash investing and financing activities:

Reclassification of real estate assets from investments in land and development	$18,084	$9,414

Reclassification of joint venture from investments in land and development	$—	$427

Acquisition of investment in operating joint venture:
Exchange of related note receivable	$3,775	$—
Issuance of note payable, net of discount	2,518	—

Total investment	$6,293	$—

Note receivable from sale of investments in development	$—	$3,775

Disposition of real estate involving buyer’s assumption of mortgage loans	$61,218	$4,850

Reallocation of limited partners’ interests in Operating Partnership	$(198)	$—

Conversion of Operating Partnership units into common stock, at market value on date of issuance	$113	$109

Unrealized loss on marketable securities	$—	$(157)

The accompanying notes are integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2003

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

As of September 30, 2003, 27,751,337 shares of Common Stock and 9,956,300 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 3,006,389 shares of Common Stock issuable upon redemption of 3,006,389 partnership units in the Operating Partnership (as defined below), there would be 30,757,726 shares of Common Stock outstanding as of September 30, 2003. In 1999 and 2000, the Company’s Board of Directors authorized the repurchase of up to 8,210,700 shares of Common Stock and 3,450,000 shares of Preferred Stock. As of September 30, 2003, 6,394,816 shares of Common Stock and 1,543,700 shares of Preferred Stock have been repurchased at a total cost of approximately $131 million.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and an 89.22% limited partner interest at September 30, 2003, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of September 30, 2003, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 67 real estate projects.

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of September 30, 2003 and December 31, 2002, and the consolidated results of operations of the Company and its subsidiaries for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position and results of operations of the Company as of September 30, 2003 and 2002, and for the periods then ended.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation, with no effect on consolidated results of operations.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2003

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

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It was originally to be applied in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the FASB deferred the June 15, 2003 date to the first fiscal year or interim period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. Certain of the entities through which and with which the Company conducts business, including those described in Notes 5 and 7 have been deemed to be VIEs under the provisions of FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB. This standard did not have a material impact on the Company’s consolidated financial position or results of operations.

Stock Based Compensation

The Company has an employee stock incentive plan and it accounts for stock options and bonus grants in the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For incentive stock options, no stock-based employee compensation cost is reflected in net income as all options granted under the plan have an exercise price equal to the market value of the underlying Common Stock on the date of grant. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years. As of September 30, 2003 and 2002, 266,241 and 115,562 shares, respectively, of bonus grants were outstanding under the Plan. The fair value of the shares granted has been recorded as deferred compensation in the accompanying financial statements and is being charged to earnings ratably over the respective vesting periods that range from 5 to 10 years. As a result, additional compensation expense of $847,801 and $145,174 was recognized during the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expense on the accompanying consolidated statements of operations.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2003

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

		Three months ended		Nine months ended
		September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income (loss)
available to	As reported	$(1,119)	$3,720	$9,977	$16,346
Common Stockholders	SFAS No. 123 Adjustment	(25)	(252)	(63)	(770)

	Pro forma	$(1,144)	$3,468	$9,914	$15,576

Basic earnings (loss)	As reported	$(0.04)	$0.13	$0.36	$0.60
per share	SFAS No. 123 Adjustment	—	(0.01)	—	(0.03)

	Pro forma	$(0.04)	$0.12	$0.36	$0.57

Diluted earnings (loss)	As reported	$(0.04)	$0.13	$0.36	$0.59
per share	SFAS No. 123 Adjustment	—	(0.01)	—	(0.03)

	Pro forma	$(0.04)	$0.12	$0.36	$0.56

Rental Properties

Rental properties are stated at cost, net of accumulated depreciation, unless circumstances indicate that such amount cannot be recovered, in which case, the carrying value of the property is reduced to its estimated fair value. Estimated fair value: (i) is based upon the Company’s plans for the continued operation of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. The fulfillment of the Company’s plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company’s properties could be materially different than current expectations.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2003

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

At September 30, 2003 and December 31, 2002, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed in Note 9.

Deferred Financing and Other Fees

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related notes payable or leases and are included in other assets. Other assets also includes the cost allocated to the at market component of leases in place at properties acquired by the Company, which are all amortized over the expected average lease term.

Minority Interest

Minority interest represents the 9.78% and 9.74% limited partner interests in the Operating Partnership not held by the Company at September 30, 2003 and December 31, 2002, respectively. The Company periodically adjusts the carrying value of minority interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of limited partnership interest in the Operating Partnership.

Revenues

The Company recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant-by-tenant basis. The estimation process may result in higher or lower levels from period to period as the Company’s collection experience and the credit quality of the Company’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Company has previously recognized as revenue, or if other tenants pay rent whom the Company previously estimated would not. SFAS No. 141 requires the Company to allocate a portion of the purchase price of a building to above market and below market rate leases. An above market rate lease creates an asset which is amortized over the remaining lease term of the leases in the acquired building and results in a decrease in rental revenue. A below market rate lease creates a liability which is amortized over the remaining lease term of the leases in the acquired building and results in an increase in rental revenue. The unamortized portions of these obligations are included in other assets and other liabilities in the accompanying consolidated balance sheets.

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

September 30, 2003

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. Differences between estimated and actual amounts are recognized in the subsequent year.

For the nine months ended September 30, 2003 and 2002, no single tenant represented 10% or more of the rental revenue of the Company.

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

Note 3.    ACQUISITIONS OF RENTAL PROPERTIES

In the second quarter of 2003, the Company acquired 99 Summer Street, a 271,980 square foot office building located in Boston, Massachusetts. The total acquisition cost of approximately $68.3 million was funded using 1031 tax-deferred exchange proceeds from the Gateway Park Industrial sale (as discussed in Note 4), along with a new $45 million 10-year fixed rate mortgage from a life insurance company. The new loan bears a fixed interest rate of 4.83%. SFAS No. 141 requires the acquirer to allocate a portion of the acquisition costs to intangible assets and liabilities in applying the purchase method of accounting. Intangible assets related to at market and above market rate in-place leases recognized in the 99 Summer Street transaction amounted to approximately $7.6 million. Liabilities related to below market rate in-place leases amounted to approximately $2.6 million.

In the first quarter of 2003, the Company acquired 1525 Wilson Boulevard, a 305,000 square foot office building located in Arlington, Virginia. The total acquisition cost of approximately $71 million was funded with a new $50 million mortgage loan (as discussed in Note 9) and the proceeds from the disposition of several industrial properties in the fourth quarter of 2002, as well as two industrial property sales in the first quarter of 2003, as discussed below. Intangible assets related to at market and above market rate in-place leases recognized in the 1525 Wilson Boulevard transaction amounted to approximately $4.8 million. Liabilities related to below market rate in-place leases amounted to approximately $695,000.

Note 4.    DISPOSITIONS OF RENTAL PROPERTIES

During the first nine months of 2003, the Company sold thirteen properties, including seven industrial, five office and one multifamily. These assets were sold for an aggregate sales price of approximately $245 million and generated a net gain of approximately $12,155,000.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2003

The thirteen properties sold in 2003 were:

Property	Type	Location	Date of Sale	Building Count	Total Square Footage/Units

Covance Business Center	Industrial	Indianapolis, IN	1/8/03	1	333,600 sf
Bellanca Airport Park	Industrial	Los Angeles, CA	1/30/03	1	84,201 sf
Buschwood III	Office	Tampa, FL	3/25/03	1	77,095 sf
Clark Avenue	Office	King of Prussia, PA	3/27/03	1	40,000 sf
Valley Forge VII	Industrial	Norristown, PA	3/27/03	1	25,700 sf
Canyons	Multifamily	Fort Worth, TX	3/28/03	1	349 units
Valley Forge IV	Industrial	Norristown, PA	3/31/03	1	51,600 sf
Valley Forge III	Industrial	Norristown, PA	4/29/03	1	27,750 sf
Palms Business Center III and South	Industrial	Las Vegas, NV	5/15/03	2	268,547 sf
Gateway Park Industrial	Industrial	Aurora, CO	6/30/03	11	1,328,534 sf
Valley Forge V	Office	Norristown, PA	7/18/03	1	25,150 sf
Ashford Perimeter	Office	Atlanta, GA	8/1/03	1	287,997 sf
Montrose Office Park	Office	Rockville, MD	9/30/03	4	184,280 sf

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the gain or loss on sale and the related operating results from these sold properties are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet with the related results from operations classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. There were no properties classified as held for sale at September 30, 2003 and four properties were classified as held for sale at December 31, 2002.

The major classes of assets and liabilities of properties classified as held for sale at December 31, 2002 are (dollars in thousands):

ASSETS
Rental properties, gross	$104,154
Accumulated depreciation	(12,291)

Rental properties, net	91,863

Cash and cash equivalents	244
Other assets	3,590

Properties held for sale	$95,697

LIABILITIES
Mortgage loans	$52,717
Other liabilities	3,988

Obligations associated with properties held for sale	$56,705

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2003

Below is a summary of the results of operations of sold properties through their respective disposition dates (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Rental revenue	$1,372	$8,975	$15,405	$29,469

Property operating expenses	704	2,781	5,121	9,428
Depreciation and amortization	244	2,381	3,021	7,784
Interest expense	523	2,319	4,119	7,412
Loss on early extinguishment of debt	177	—	5,588	892

Total expenses	1,648	7,481	17,849	25,516

Income (loss) before gain (loss) on sales of real estate	(276)	1,494	(2,444)	3,953
Gain (loss) on sales of real estate	(3,449)	(1,866)	12,155	(443)

Discontinued operations	$(3,725)	$(372)	$9,711	$3,510

Note 5.    INVESTMENTS IN LAND AND DEVELOPMENT

The Company has approximately 107 acres of land with a book value of approximately $26.6 million as of September 30, 2003. This land has potential for future development of approximately 1,295,000 square feet of office space. The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. In addition, the Company has developed a 96,000 square foot office building as the fourth and final phase of Centerpointe at Bridgewater, located in New Jersey. This property is complete and currently in the stabilization phase. The Company’s investment in this property of approximately $13.3 million was reclassified to real estate assets at the beginning of the second quarter of 2003. The loans secured by certain of these development properties contain recourse provisions to the Company in the aggregate amount of $14 million; however, some of the loans were not fully drawn as of September 30, 2003.

Since 1998, the Company has been involved in a number of alliances organized in limited liability companies and stock corporations which could ultimately result in the development of approximately 852,000 square feet of commercial and mixed-use properties in California and Colorado. These projects are currently in three different phases of development: approximately 339,000 square feet is substantially completed and in the stabilization phase, 63,000 square feet is in the development phase and 450,000 square feet is in the entitlement phase. The alliances grant the Company certain rights to purchase the properties upon completion of development. As of September 30, 2003, the Company had an investment basis of approximately $39.0 million in these alliances. In addition, the Company has acquired properties from these entities aggregating approximately $119.8 million since 1999. The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under these alliances, the Company has provided an aggregate of $40.6 million in debt guarantees; however, some of the loans were not fully drawn as of September 30, 2003. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. The Company would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for the Company’s obligation to “stand-ready” to fund such guarantees. In the event that the Company must make payments under one of these guarantees, its only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by the Company in such an event can be made at this time.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2003

Certain of the alliances with which the Company conducts business have been deemed to be VIEs. The Company expects to consolidate the entity known as Marina Shores, effective October 1, 2003, as the Company is the primary beneficiary. The total carrying value of the assets and liabilities of Marina Shores were approximately $80.3 million and $49.0 million, respectively, at September 30, 2003. There are other alliances which are VIEs, but in which the Company is not the primary beneficiary. The total carrying value of the assets and liabilities of such entities were approximately $83.8 million and $44.0 million, respectively, at September 30, 2003. The Company’s maximum exposure to loss is equal to its investments in these arrangements, plus the related debt guarantees, as described above.

Note 6.    INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company’s investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings (losses). Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated operating joint ventures consist of the following as of September 30, 2003 and December 31, 2002 (dollars in thousands):

Joint Venture	Ownership Interest	Property Location	Square Footage/ Units	Property Type	2003	2002
Rincon Center I & II	10%	San Francisco, CA	741,000 sf	Mixed-Use	$4,699	$4,225
2000 Corporate Ridge	10%	McLean, VA	256,000 sf	Office	2,875	3,171
Gateway Retail I	50%	Denver, CO	12,000 sf	Retail	423	426
Lakecrest Apartments	27%	Aurora, CO	440 units	Residential	6,335	—

					$14,332	$7,822

During the third quarter of 2003, the Company exchanged a note receivable in the amount of $3,775,000 and issued a note payable in the amount of $2,925,000 to acquire a 27% interest in the Lakecrest Apartments at Gateway Business Park, a 440-unit multifamily property. A discount of $407,000 was recorded on the note payable as the interest rate on the note was less than market. This joint venture is being accounted for using the equity method.

Note 7.    MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage of approximately $39 million, including accrued interest, at September 30, 2003, secured by a 50% interest in 465 acres of land at Gateway Park in Aurora, Colorado. The loan was originally funded in June 1998. Through December 31, 2002, the loan accrued interest at a fixed rate of 13% and was set to mature in July 2005. Effective January 1, 2003, the loan was modified to reduce the interest rate to 6.5% and to extend the maturity date to July 2007. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. During the first nine months of 2003, payments totaling approximately $4.6 million were received and applied to accrued interest and principal. Gateway Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development. No loan loss reserves have been recorded related to this loan.

The borrowing entities in this loan arrangement have been deemed to be VIEs, but the Company is not the primary beneficiary. The Company’s maximum exposure to loss is equal to the recorded amount of its loan, including accrued interest.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2003

Note 8.    OTHER ASSETS

As of September 30, 2003 and December 31, 2002, other assets on the consolidated balance sheets consist of the following (in thousands):

	2003	2002
Accounts receivable, net	$4,090	$3,169
Straight-line rent receivable, net	9,947	6,570
Prepaid expenses	3,669	4,312
Impound accounts	5,414	2,352
Notes receivable	74	3,775
Deferred leasing and financing costs, net	24,691	23,720
Investment in management contracts	1,901	2,356
Corporate office fixed assets, net	2,329	2,601
FASB 141 intangible assets, net	20,987	11,437
Other	216	148

Total other assets	$73,318	$60,440

Note 9.    SECURED AND UNSECURED LIABILITIES

The Company had the following mortgage loans and bank lines outstanding as of September 30, 2003 and December 31, 2002 (dollars in thousands):

	2003	2002
Secured loans with various lenders, bearing interest at fixed rates between 4.83% and 8.13% at September 30, 2003 and December 31, 2002, with monthly principal and interest payments ranging between $29 and $292 and maturing at various dates through August 1, 2013. These loans are secured by properties with an aggregate net carrying value of $334,615 and $382,237 at September 30, 2003 and December 31, 2002, respectively.	$247,218	$274,966
Secured loans with various lenders, bearing interest at variable rates ranging between 3.12% and 3.62% at September 30, 2003, and 3.38% and 3.88% at December 31, 2002, and maturing at various dates through January 31, 2006. These loans are secured by properties with an aggregate net carrying value of $209,790 and $198,371 at September 30, 2003 and December 31, 2002, respectively.	164,190	149,936

Secured loan with an insurance company, net of unamortized discount of $1,570 and $1,801 at September 30, 2003 and December 31, 2002, respectively. The loan has two fixed rate components. The fixed rate component of $44,620 bears interest at 6.125%, matures on November 10, 2008 and requires monthly principal and interest payments of $296. The fixed rate component of $91,709 bears interest at 5.91%, matures on November 10, 2008, and requires monthly principal and interest payments of $595. The two components are cross-collateralized and are secured by properties with an aggregate net carrying value of $195,440 and $200,956 at September 30, 2003 and December 31, 2002, respectively.

	136,329	137,684

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2003

	2003	2002

Secured loan with an insurance company, net of unamortized discount of $714 and $819 at September 30, 2003 and December 31, 2002, respectively. The loan has both a fixed rate and a variable rate component. The fixed rate component of $51,628 bears interest at 6.125%, matures on November 10, 2008, and requires monthly principal and interest payments of $343. The variable rate component of $35,101 bears interest at a floating rate of 30-day LIBOR plus 3.25% with a floor of 5% (5% at September 30, 2003 and December 31, 2002), matures on December 11, 2004, and requires monthly interest-only payments. The two components are cross-collateralized and are secured by properties with an aggregate net carrying value of $137,337 and $157,248 at September 30, 2003 and December 31, 2002, respectively.

	$86,729	$96,127

Total mortgage loans	634,466	658,713

Unsecured $180,000 line of credit with a group of commercial banks (“Credit Facility”) with a variable interest rate of 30-day LIBOR plus 1.525% (2.65% and 2.91% at September 30, 2003 and December 31, 2002, respectively), monthly interest only payments and a maturity date of September 19, 2005, with one one-year extension option.	54,172	76,204

Total secured and unsecured liabilities before adjustment for properties held for sale	$688,638	$734,917

Mortgage loans on the consolidated balance sheet as of December 31, 2002 are presented net of properties classified as held for sale. The following table reconciles total secured and unsecured liabilities from the table above to the amounts presented on the consolidated balance sheet:

Total mortgage loans	$658,713
Properties held for sale (Note 4)	(52,717)

Total mortgage loans adjusted for properties held for sale	605,996
Unsecured bank line	76,204

Total secured and unsecured liabilities	$682,200

During the first nine months of 2003, in connection with property sales (as discussed in Note 4), approximately $130 million of the Company’s mortgage loans were paid off or assumed by the buyers. In connection with these payoffs, the Company recognized losses on early extinguishment of debt of approximately $177,000 and $5,588,000 for the three and nine months ended September 30, 2003, respectively, due to prepayment penalties and the writeoff of unamortized original issuance costs as discussed in Note 10 below. As these losses are related to property sales, they have been included in discontinued operations on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003.

In the third quarter of 2003, in order to finance the acquisition of 99 Summer Street (as discussed in Note 3), the Company obtained a $45 million loan. The loan has a maturity date of August 1, 2013 and bears interest at a fixed rate of 4.83%.

In the first quarter of 2003, in order to finance the acquisition of 1525 Wilson Boulevard (as discussed in Note 3), the Company obtained a $50 million loan. The loan has a maturity date of January 31, 2006 and bears interest at the floating rate of 30-day LIBOR plus 2.25%. The interest rate on this loan at September 30, 2003, was 3.37%.

In the first quarter of 2003, the Company closed a $17.5 million loan which is secured by a 144,000 square foot office property located in Alexandria, Virginia. The loan has a maturity date of March 1, 2008 and bears interest at a fixed rate of 5%.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2003

In 2001, the Company closed a $52.5 million secured loan with an insurance company (“Secured Financing”). The Secured Financing bears interest at a floating rate of 30-day LIBOR plus 3.25% with an absolute floor of 5% (5% at September 30, 2003 and December 31, 2002) and has an initial maturity of December 11, 2004, with two one-year extension options. In connection with the Secured Financing, the Company entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expires over a term concurrent with the Secured Financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the Secured Financing, and caps 30-day LIBOR at a maximum of 6%. As of September 30, 2003 and December 31, 2002, the 30-day LIBOR rate was 1.12% and 1.38%, respectively. The Company paid a $594,000 fee at the inception of the cap agreement. In connection with the sale of two properties in 2002 and one property in 2003, approximately $17.4 million of this loan was paid off and related portions of the caplets were cancelled. As a result of these cancellations, as well as caplet expirations, approximately $237,000 of the caplet fee has been charged to earnings. The remaining $357,000 fee is being charged to earnings as the caplets expire.

Outstanding borrowings under the Credit Facility decreased from $76,204,000 at December 31, 2002, to $54,172,000 at September 30, 2003. The decrease was due to pay downs totaling $100,121,000 generated from the sales of properties, proceeds of a new mortgage loan and cash flow from operations, offset by draws totaling $78,089,000 for the acquisition of properties (as discussed in Note 3), stock repurchases and development advances. The Credit Facility requires, among other things, the Company to be in compliance with certain financial covenants and ratios. The Company has been in compliance during the first nine months of 2003 and remains in compliance at September 30, 2003.

Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of September 30, 2003, are as follows (in thousands). Included in the year ending December 31, 2005, is the Credit Facility balance of $54,172 which has an initial maturity of September 19, 2005.

Year Ending December 31,
2003	$46,724
2004	42,237
2005	145,301
2006	133,477
2007	6,732
Thereafter	314,167

Total	$688,638

Note 10.    LOSSES ON EARLY EXTINGUISHMENT OF DEBT

In connection with various loan payoffs, the Company recorded losses on early extinguishment of debt of $177,000 and $0 for the three months ended September 30, 2003 and 2002, respectively, and $5,588,000 and $892,000 for the nine months ended September 30, 2003 and 2002, respectively, consisting of prepayment penalties and the writeoff of unamortized original issuance costs. As these losses are related to property sales, they have been included in discontinued operations on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002.

Note 11.    RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $791,000 and $832,000 for the three months ended September 30, 2003 and 2002, and $2,559,000 and $2,715,000 for the nine months ended September 30, 2003 and 2002, respectively, and consisted of property management fees, asset management fees and other fee income.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2003

Note 12.    EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss) available to common Stockholders – Basic	$(1,119)	$3,720	$9,977	$16,346
Minority interest	(147)	400	1,054	1,803

Net income (loss) available to common Stockholders – Diluted	$(1,266)	$4,120	$11,031	$18,149

Weighted average shares:
Basic	27,605,193	27,710,517	27,612,311	27,454,649
Stock options and restricted stock	288,679	395,564	185,530	447,938
Convertible Operating Partnership Units	3,007,772	3,068,463	3,010,591	3,068,463

Diluted	30,901,644	31,174,544	30,808,432	30,971,050

Basic earnings (loss) per share	$(0.04)	$0.13	$0.36	$0.60
Diluted earnings (loss) per share	$(0.04)	$0.13	$0.36	$0.59

Options to purchase 2,839,495 and 2,934,559 shares of the Company’s common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2003, respectively because their exercise prices were greater than the average market price of the Company’s common stock of $19.24 and $17.84, respectively. Options to purchase 2,936,513 and 2,884,139 shares of the Company’s common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2002, respectively because their exercise prices were greater than the average market price of the Company’s common stock of $20.39 and $21.15 per share, respectively. The preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented.

Note 13.    SEGMENT INFORMATION

The Company owns and operates office and industrial properties throughout the United States and manages its business by geographic markets. After the sale of the Gateway Park Industrial properties in the second quarter of 2003 (as discussed in Note 4), office properties now represent approximately 93% of the Company’s portfolio by net operating income and consist primarily of multi-tenant suburban office buildings. The remaining industrial properties are designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s geographic markets are managed separately as each market requires different operating, pricing and leasing strategies. As of September 30, 2003, the Company’s largest markets are Washington, D.C., Southern California, Northern New Jersey, Boston, San Francisco, Chicago, Tampa/Orlando, St. Louis, Minneapolis, Denver, Las Vegas, Philadelphia, and Omaha. Each of these markets represents a reportable segment that requires the Company to employ different management strategies.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2003

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon net operating income of the combined properties in each segment. Significant information used by the Company for its reportable segments as of and for the nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Washington, D.C.
Rental revenue	$24,997	$19,660
Property operating expenses	6,832	5,008

Net operating income	$18,165	$14,652

Rental properties, net	$196,386	$152,972

Southern California
Rental revenue	$23,769	$15,634
Property operating expenses	7,404	4,191

Net operating income	$16,365	$11,443

Rental properties, net	$181,460	$211,788

Northern New Jersey
Rental revenue	$17,984	$18,218
Property operating expenses	5,530	4,556

Net operating income	$12,454	$13,662

Rental properties, net	$153,071	$149,434

Boston
Rental revenue	$18,349	$16,797
Property operating expenses	6,381	4,912

Net operating income	$11,968	$11,885

Rental properties, net	$153,858	$96,596

San Francisco
Rental revenue	$8,180	$7,468
Property operating expenses	2,157	2,046

Net operating income	$6,023	$5,422

Rental properties, net	$108,518	$87,011

Chicago
Rental revenue	$8,934	$12,352
Property operating expenses	4,392	4,228

Net operating income	$4,542	$8,124

Rental properties, net	$82,368	$85,380

Tampa/Orlando
Rental revenue	$6,635	$6,598
Property operating expenses	1,828	1,970

Net operating income	$4,807	$4,628

Rental properties, net	$40,256	$48,776

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2003

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
St. Louis
Rental revenue	$5,889	$5,893
Property operating expenses	2,317	2,219

Net operating income	$3,572	$3,674

Rental properties, net	$28,990	$28,833

Minneapolis
Rental revenue	$4,567	$4,776
Property operating expenses	1,947	2,190

Net operating income	$2,620	$2,586

Rental properties, net	$29,787	$29,881

Denver
Rental revenue	$7,627	$9,713
Property operating expenses	2,719	2,829

Net operating income	$4,908	$6,884

Rental properties, net	$38,242	$89,818

Las Vegas
Rental revenue	$4,157	$4,826
Property operating expenses	1,067	1,170

Net operating income	$3,090	$3,656

Rental properties, net	$34,277	$60,496

Philadelphia
Rental revenue	$3,984	$4,901
Property operating expenses	1,049	911

Net operating income	$2,935	$3,990

Rental properties, net	$31,417	$48,551

Omaha
Rental revenue	$4,362	$4,344
Property operating expenses	1,675	1,555

Net operating income	$2,687	$2,789

Rental properties, net	$28,839	$29,753

All Others
Rental revenue	$11,280	$15,375
Property operating expenses	4,529	6,820

Net operating income	$6,751	$8,555

Rental properties, net	$53,110	$140,461

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2003

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Discontinued Operations
Rental revenue	$(15,405)	$(29,469)
Property operating expenses	(5,121)	(9,428)

Net operating income	$(10,284)	$(20,041)

Rental properties, net	—	—

Total
Rental revenue	$135,309	$117,086
Property operating expenses	44,706	35,177

Net operating income	$90,603	$81,909

Rental properties, net	$1,160,579	$1,259,750

The following is a reconciliation of segment revenues and net income to consolidated revenues and net income for the periods presented above (in thousands):

	2003	2002
Revenues
Total revenue for reportable segments	$135,309	$117,086
Other revenue (1)	5,795	7,301

Total consolidated revenues	$141,104	$124,387

Net Income
NOI for reportable segments	$90,603	$81,909
Unallocated amounts:
Other revenue (1)	5,795	7,301
General and administrative expenses	(9,604)	(7,829)
Depreciation and amortization	(39,387)	(30,769)
Interest expense	(24,915)	(21,300)
Provision for impairment of real estate assets	(2,852)	—
Provision for impairment of non-real estate assets	(3,905)	—

Income before minority interest and discontinued operations	$15,735	$29,312

(1)	Other revenue includes fee income, interest and other income and equity in earnings of unconsolidated operating joint ventures.

Note 14.    PROVISIONS FOR IMPAIRMENT OF ASSETS

Provision for Impairment of Real Estate Assets

In the first quarter of 2003, the Company recorded a provision for impairment of approximately $2,272,000 to provide for a decrease in the carrying value of a 10% owned development joint venture which owns an office property located in San Mateo, California, to its estimated fair value of zero due to decreased leasing activity and lower than anticipated market rents. In addition, in the third quarter of 2003, the Company recorded a provision for impairment of $580,000 to reduce the carrying value of a 50% owned development joint venture, which is developing a residential project in Aurora, Colorado, from approximately $1,125,000 to its estimated fair value of $545,000, due to lower than anticipated unit sale prices.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2003

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

Note 16.    SUBSEQUENT EVENT

Acquisition

In October 2003, the Company acquired Quincy Crossing in Arlington, Virginia, for a purchase price of $34.2 million. This property is a 110,000 square foot, recently completed 7-story Class A multi-tenant office building with a three-level subterranean parking garage located across the street from Ballston Common Shopping Mall and blocks from the Ballston Metrorail station. The property is presently 85% leased. The purchase price was funded using a combination of 1031 tax-deferred exchange proceeds from sale properties and a $22 million 10-year fixed rate loan from a life insurance company. The new loan bears a fixed interest rate of 5.93%.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated is a self-administered and self-managed real estate investment trust, or REIT, with a portfolio of 67 primarily office properties, including 4 operating joint ventures, as of September 30, 2003. Our portfolio encompasses approximately 11.4 million square feet. We are focusing on high-quality multi-tenant office properties in the following core markets: Washington, D.C., Southern California, Boston, Northern New Jersey, and San Francisco.

We were incorporated in the State of Maryland on August 26, 1994 and commenced operations on January 1, 1996. We elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended. Our Common Stock and Preferred Stock are listed on the New York Stock Exchange, or NYSE, under the trading symbols “GLB” and “GLB Pr A”, respectively.

Results of Operations

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002.

Rental Revenue.    Rental revenue increased $18,223,000, or 16%, to $135,309,000 for the nine months ended September 30, 2003 from $117,086,000 for the nine months ended September 30, 2002. This change primarily resulted from property acquisitions, lease termination fees, fixed rent increases on existing leases and reimbursement of expenses, partially offset by lower average occupancies.

Fees and Reimbursements from Affiliates.    Fees and reimbursements from affiliates consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated operating and development joint ventures and the Rancon Partnerships. This revenue decreased $156,000, or 6%, to $2,559,000 for the nine months ended September 30, 2003, from $2,715,000 for the nine months ended September 30, 2002, primarily due to a disposition fee received upon the sale of a Rancon property in 2002, partially offset by a refinance fee from a Rancon partnership and a loan guarantee fee received in 2003.

Interest and Other Income.    Interest and other income decreased $1,605,000, or 37%, to $2,758,000 for the nine months ended September 30, 2003, from $4,363,000 for the nine months ended September 30, 2002. The decrease was primarily due to interest income earned from the sale of a mezzanine loan related to a development project in 2002, and a reduction in the interest rate on a mortgage loan receivable. These decreases were slightly offset by losses on marketable securities recognized in 2002.

Equity in Earnings of Unconsolidated Operating Joint Ventures.    Equity in earnings of unconsolidated operating joint ventures increased $255,000, or 114%, to $478,000 for the nine months ended September 30, 2003, from $223,000 for the nine months ended September 30, 2002, primarily due to an increase in occupancy and a decrease in interest expense at one joint venture, partially offset by losses at a development joint venture which began operations in 2003.

Property Operating Expenses.    Property operating expenses increased $9,529,000, or 27%, to $44,706,000 for the nine months ended September 30, 2003, from $35,177,000 for the nine months ended September 30, 2002, primarily due to property acquisitions and increases in property taxes and utility and snow removal costs.

General and Administrative Expenses.    General and administrative expenses increased $1,775,000, or 23%, to $9,604,000 for the nine months ended September 30, 2003, from $7,829,000 for the nine months ended September 30, 2002, primarily due to severance paid in connection with staff reductions in the second quarter of 2003, as well as costs associated with the retirement of our chief executive officer.

Depreciation and Amortization.    Depreciation and amortization increased $8,618,000, or 28%, to $39,387,000 for the nine months ended September 30, 2003, from $30,769,000 for the nine months ended September 30, 2002. This increase is due to property acquisitions and depreciation of capital improvements and FASB 141 assets.

Interest Expense.    Interest expense increased $3,615,000, or 17%, to $24,915,000 for the nine months ended September 30, 2003, from $21,300,000 for the nine months ended September 30, 2002. This increase is primarily due to an increase in secured debt as a result of property acquisitions, partially offset by decreased borrowings on our unsecured credit facility and decreases in fixed interest rates due to loan refinances, as well as decreases in variable interest rates.

Provision for impairment of real estate assets.    In the first quarter of 2003, we recorded a provision for impairment of approximately $2,272,000 to provide for a decrease in the carrying value of our 10% owned development joint venture which owns an office property located in San Mateo, California, to its estimated fair value of zero due to decreased leasing activity and lower than anticipated market rents. In addition, in the third quarter of 2003, we recorded a provision for impairment of $580,000 to reduce the carrying value of our 50% owned development joint venture, which is developing a residential project in Aurora, Colorado, from approximately $1,125,000 to its estimated fair value of $545,000, due to lower than anticipated unit sale prices.

Provision for impairment of non-real estate assets.    In the second quarter of 2003, we recorded an impairment charge of approximately $3.9 million relating to the disposition of our leased aircraft.

Discontinued operations.    The results of discontinued operations increased $6,201,000 to $9,711,000 for the nine months ended September 30, 2003, from $3,510,000 for the nine months ended September 30, 2002, primarily as a result of the 2003 gain on sale of $12,155,000, offset by a loss on early extinguishment of debt of $5,588,000. In connection with various loan payoffs related to property sales, the Company recorded a loss on early extinguishment of debt for the nine months ended September, 2003, which primarily consisted of a prepayment penalty, as well as the writeoff of unamortized original issuance costs. During the nine months ended September, 2002, discontinued operations included a loss on sale of $443,000 and a loss on early extinguishment of debt of $892,000, which consisted of prepayment penalties and the writeoff of unamortized original issuance costs related to loan payoffs in connection with property sales.

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002.

Rental Revenue.    Rental revenue increased $5,995,000, or 15%, to $46,583,000 for the three months ended September 30, 2003 from $40,588,000 for the three months ended September 30, 2002. This change primarily resulted from property acquisitions, fixed rent increases on existing leases and higher reimbursement of expenses, partially offset by lower average occupancies.

Fees and Reimbursements from Affiliates.    Fees and reimbursements from affiliates consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated operating and development joint ventures and the Rancon Partnerships. This revenue decreased $41,000, or 5%, to $791,000 for the three months ended September 30, 2003, from $832,000 for the three months ended September 30, 2002, primarily due to a loan guarantee fee from a development project received in 2002.

Interest and Other Income.    Interest and other income increased $61,000, or 8%, to $835,000 for the three months ended September 30, 2003, from $774,000 for the three months ended September 30, 2002. The increase was primarily due to losses on marketable securities recognized in 2002, offset by a reduction in the interest rate on a mortgage loan receivable.

Equity in Earnings of Unconsolidated Operating Joint Ventures.    Equity in earnings of unconsolidated operating joint ventures increased $74,000, or 74%, to $174,000 for the three months ended September 30, 2003, from $100,000 for the three months ended September 30, 2002, primarily due to an increase in occupancy and a decrease in interest expense at one joint venture, partially offset by losses at a development joint venture which began operations in 2003.

Property Operating Expenses.    Property operating expenses increased $3,310,000, or 26%, to $15,804,000 for the three months ended September 30, 2003, from $12,494,000 for the three months ended September 30, 2002, primarily due to property acquisitions and increases in property taxes and utility costs.

General and Administrative Expenses.    General and administrative expenses decreased $255,000, or 11%, to $2,064,000 for the three months ended September 30, 2003, from $2,319,000 for the three months ended September 30, 2002, primarily due to staff reductions in the second quarter of 2003.

Depreciation and Amortization.    Depreciation and amortization increased $3,061,000, or 29%, to $13,783,000 for the three months ended September 30, 2003, from $10,722,000 for the three months ended September 30, 2002. This increase is due to property acquisitions and depreciation of capital improvements and FASB 141 assets.

Interest Expense.    Interest expense increased $1,665,000, or 23%, to $9,041,000 for the three months ended September 30, 2003, from $7,376,000 for the three months ended September 30, 2002. This increase is primarily due to an increase in secured debt as a result of property acquisitions, partially offset by decreased borrowings on our unsecured credit facility and decreases in fixed interest rates due to loan refinances, as well as decreases in variable interest rates.

Provision for Impairment of Real Estate Assets.    In the third quarter of 2003, we recorded a provision for impairment of $580,000 to reduce the carrying value of our 50% owned development joint venture, which is developing a residential project in Aurora, Colorado, from approximately $1,125,000 to its estimated fair value of $545,000, due to lower than anticipated unit sale prices.

Discontinued operations.    The results of discontinued operations decreased $3,353,000 to a loss of $3,725,000 for the three months ended September 30, 2003, from a loss of $372,000 for the three months ended September 30, 2002, primarily as a result of the 2003 loss on sale of $3,449,000, and a loss on early extinguishment of debt of $177,000. In connection with various loan payoffs related to property sales, the Company recorded a loss on early extinguishment of debt for the three months ended September 30, 2003, which consisted of the writeoff of unamortized original issuance costs. During the three months ended September 30, 2002, discontinued operations included a loss on sale of $1,866,000.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2003, cash provided by operating activities was $53,165,000 as compared to $66,492,000 for the same period in 2002. The decrease is primarily due to a decrease in occupancy rates and an increase in property taxes and utility and snow removal costs. Cash provided by investing activities was $2,836,000 for the nine months ended September 30, 2003, as compared to $112,360,000 of cash used for investing activities for the same period in 2002. This change is primarily due to an increase in cash provided by real estate sales and principal and interest payments from mortgage loans receivable and a decrease in cash used for investments in land and development, partially offset by an increase in cash used for real estate acquisitions and capital and tenant improvements. Cash used for financing activities was $51,370,000 for the nine months ended September 30, 2003, as compared to $43,504,000 of cash provided by financing activities for the same period in 2002. The change was primarily due to an increase in cash used for the repayment of debt, common and preferred stock repurchases and decreased stock option exercise proceeds, partially offset by an increase in proceeds from new debt.

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

Investments in Land and Development

We have approximately 107 acres of land with a book value of approximately $26.6 million as of September 30, 2003. This land has potential for future development of approximately 1,295,000 square feet of office space. We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. In addition, we have developed a 96,000 square foot office building as the fourth and final phase of Centerpointe at Bridgewater, located in New Jersey. This property is complete and currently in the stabilization phase. Our investment in this property of approximately $13.3 million was reclassified to real estate assets at the beginning of the second quarter of 2003. The loans secured by certain of these development properties contain recourse provisions to us in the aggregate amount of $14 million; however some of the loans were not fully drawn as of September 30, 2003.

Since 1998, we have been involved in a number of alliances organized in limited liability companies and stock corporations which could ultimately result in the development of approximately 852,000 square feet of commercial and mixed-use properties in California and Colorado. These projects are currently in three different phases of development: approximately 339,000 square feet is substantially completed and in the stabilization phase, 63,000 square feet is in the development phase and 450,000 square feet is in the entitlement phase. The alliances grant us certain rights to purchase the properties upon completion of development. As of September 30, 2003, we had an investment basis of approximately $39.0 million in these alliances. In addition, we have acquired properties from them aggregating approximately $119.8 million since 1999. We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under these alliances, we have provided an aggregate of

$40.6 million in debt guarantees; however, some of the loans were not fully drawn as of September 30, 2003. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. We would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for our obligation to “stand-ready” to fund such guarantees. In the event that we must make payments under one of these guarantees, our only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by us in such an event can be made at this time.

Certain of the alliances with which we conduct business have been deemed to be VIEs as defined by FIN 46. We expect to consolidate the entity known as Marina Shores, effective October 1, 2003, as we are the primary beneficiary. The total assets and liabilities of Marina Shores were approximately $80.3 million and $49.0 million, respectively, at September 30, 2003. There are other alliances which are VIEs, but in which we are not the primary beneficiary. The total assets and liabilities of such entities were approximately $83.8 million and $44.0 million, respectively, at September 30, 2003. Our maximum exposure to loss is equal to our investments in these arrangements, plus the related debt guarantees, as described above.

Investments in Unconsolidated Operating Joint Ventures

Investments in unconsolidated operating joint ventures increased from $7,822,000 at December 31, 2002, to $14,332,000 at September 30, 2003. This increase was primarily due to the addition of our Lakecrest joint venture interest and our equity interests in other joint venture earnings, partially offset by distributions.

Mortgage Loans Receivable

Mortgage loans receivable decreased from $41,813,000 at December 31, 2002, to $39,406,000 at September 30, 2003. This decrease was due to payments of principal and interest received on a loan made by us under a development alliance, partially offset by monthly interest accruals.

The borrowing entities in this loan arrangement have been deemed to be VIEs, but we are not the primary beneficiary. Our maximum exposure to loss is equal to the recorded amount of our loan, including accrued interest.

Secured and Unsecured Financing

Mortgage loans payable decreased from $658,713,000 at December 31, 2002, to $634,466,000 at September 30, 2003. This decrease resulted from loan payoffs of $37,201,000 due to debt maturities, loan payoffs of $96,400,000 in connection with property sales (discussed below), and $4,626,000 of scheduled principal payments on other debt, partially offset by $112,500,000 in new mortgage loans (discussed below) and $1,480,000 of draws on construction loans.

During the first nine months of 2003, in connection with property sales, approximately $130 million of our mortgage loans were paid off or assumed by the buyers. In connection with these payoffs, we recognized losses on early extinguishment of debt of approximately $177,000 and $5,588,000 for the three and nine months ended September 30, 2003, respectively, due to prepayment penalties and the writeoff of unamortized original issuance costs. As these losses are related to property sales, they have been included in discontinued operations on our consolidated statements of operations for the three and nine months ended September 30, 2003.

In the third quarter of 2003, in order to finance the acquisition of 99 Summer Street, we obtained a $45 million loan. The loan has a maturity date of August 1, 2013 and bears interest at a fixed rate of 4.83%.

In the first quarter of 2003, in order to finance the acquisition of 1525 Wilson Boulevard, we obtained a $50 million loan. The loan has a maturity date of January 31, 2006 and bears interest at the floating rate of 30-day LIBOR plus 2.25%. The interest rate on this loan at September 30, 2003, was 3.37%.

In the first quarter of 2003, we closed a $17.5 million loan which is secured by a 144,000 square foot office property located in Alexandria, Virginia. The loan has a maturity date of March 1, 2008 and bears interest at a fixed rate of 5%.

In 2001, we closed a $52.5 million secured loan with an insurance company (“Secured Financing”). The Secured Financing bears interest at a floating rate of 30-day LIBOR plus 3.25% with an absolute floor of 5% (5% at September 30, 2003 and December 31, 2002) and has an initial maturity of December 11, 2004, with two one-year extension options. In connection with the Secured Financing, we entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expires over a term concurrent with the Secured Financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the Secured Financing, and caps 30-day LIBOR at a maximum of 6%. As of September 30, 2003 and December 31, 2002, the 30-day LIBOR rate was 1.12% and 1.38%, respectively. We paid a $594,000 fee at the inception of the cap agreement. In connection with the sale of two properties in 2002 and one property in 2003, approximately $17.4 million of this loan was paid off and related portions of the caplets were cancelled. As a result of these cancellations, as well as caplet expirations, approximately $237,000 of the caplet fee has been charged to earnings. The remaining $357,000 fee is being charged to earnings as the caplets expire.

Outstanding borrowings under the Credit Facility decreased from $76,204,000 at December 31, 2002, to $54,172,000 at September 30, 2003. The decrease was due to pay downs totaling $100,121,000 generated from the sales of properties, proceeds of a new mortgage loan and cash flow from operations, offset by draws totaling $78,089,000 for the acquisition of properties, stock repurchases and development advances. The Credit Facility requires us, among other things, to be in compliance with certain financial covenants and ratios. We have been in compliance during the first nine months of 2003 and remain in compliance at September 30, 2003.

Some of our properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by us.

At September 30, 2003, our total indebtedness included fixed-rate debt of $435,174,000 and floating-rate debt of $253,464,000. Our ratio of total debt to gross book assets was approximately 45% at September 30, 2003.

It is our policy to manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At September 30, 2003, approximately 37% of our outstanding debt, including amounts borrowed under the Credit Facility, was subject to variable rates. We may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings. It is not our policy to engage in hedging activities for speculative purposes. At September 30, 2003, we were not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed above.

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

Stock Repurchases

In 1999, our Board of Directors authorized the repurchase of up to 6.2 million shares of our outstanding Common Stock. This represented approximately 20% of our total outstanding Common Stock. In December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of September 30, 2003, 6,394,816 common shares have been repurchased for a total cost of approximately $106.8 million; this represents approximately 78% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, we announced that our Board of Directors had approved the repurchase of up to 15% of our Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of September 30, 2003, 1,543,700 preferred shares have been repurchased for a total cost of approximately $24.2 million; this represents approximately 45% of the expanded repurchase authorization and approximately 13% of Preferred Stock outstanding when the repurchase program began. Future stock repurchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

Critical Accounting Policies

Revenue recognized on a straight-line basis

We recognize rental revenue on a straight-line basis at amounts that we believe we will collect on a tenant-by-tenant basis. The estimation process may result in higher or lower levels from period to period as our collection experience and the credit quality of our tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that we have previously recognized as revenue, or if other tenants remain whom we previously believed would not.

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

Our status as a real estate investment trust (REIT)

We have elected to be taxed as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A real estate investment trust is generally not subject to federal income tax on that portion of its real estate investment trust taxable income (“Taxable Income”) that is distributed to its stockholders, provided that at least 90% of Taxable Income is distributed and other requirements are met. We believe that we have complied with all requirements to qualify as a REIT for the nine months ended September 30, 2003 and 2002. Accordingly, no provision for income taxes is included in our consolidated financial statements.

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It was originally to be applied in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the FASB deferred the June 15, 2003 date to the first fiscal year or interim period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. Certain of the entities through which and with which we conduct business, including those described in Notes 5 and 7 in Item 1, have been deemed to be VIEs under the provisions of FIN 46. As discussed above, we expect to consolidate the entity known as Marina Shores, effective October 1, 2003, as we are the primary beneficiary. The total assets and liabilities of Marina Shores were approximately $80.3 million and $49.0 million, respectively, at September 30, 2003. There are other alliances which are VIEs, but in which we are not the primary beneficiary.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB. This standard did not have a material impact on our consolidated financial position or results of operations.

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

Funds from Operations

Funds from Operations, or FFO, as defined by NAREIT, represents net income (loss) (including income and loss from discontinued operations) before minority interest and extraordinary items, adjusted for real estate related depreciation and amortization and gains (losses) from the disposal of properties. We believe that FFO is a widely used measure of the operating performance of equity REITs which provides a relevant basis for comparison among other REITs. Together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt, to pay distributions, and to fund acquisitions, developments and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity. FFO does not necessarily indicate that cash flows will be sufficient to fund all of our cash needs including principal amortization, capital improvements and dividends to stockholders. Further, FFO as disclosed by other REITs may not be comparable to our calculation of FFO. We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT in October 1999, as amended.

Adjusted Funds from Operations, or AFFO, represents net income (loss) (including income and loss from discontinued operations) before minority interests and extraordinary items, adjusted for depreciation and amortization including amortization of deferred financing costs and gains (losses) from the disposal of properties or asset impairments, less lease commissions and recurring and/or non-income producing capital expenditures, consisting of tenant improvements and certain capital expenditures intended to extend the useful life of the property, plus non cash losses on early extinguishment of debt and less FASB 13 and FASB 141 rents. We believe that AFFO is a measure of the operating performance of equity REITs which, together with FFO, net income, and cash flows, provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt, to pay distributions, and to fund acquisitions, developments and other capital expenditures. AFFO should not be considered an alternative to net income (computed in accordance with GAAP) as a measure of our operating performance or as an alternative to cash flow from operating activities (computed in accordance with GAAP) as a measure of our liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of our cash needs. Further, AFFO as disclosed by other REITs may not be comparable to our calculation of AFFO.

The following table sets forth our calculation of FFO and AFFO for the three and nine months ended September 30, 2003 (in thousands, except weighted average shares and per share amounts):

	March 31, 2003	June 30, 2003	September 30, 2003	YTD 2003
Income before minority interest and discontinued operations	$3,798	$4,826	$7,111	$15,735
Preferred dividends	(4,891)	(4,889)	(4,889)	(14,669)
Depreciation and amortization (1)	12,084	12,826	13,429	38,339
Income (loss) from discontinued operations	7,469	5,967	(3,725)	9,711
(Gain) loss on sale from discontinued operations	(4,450)	(11,154)	3,449	(12,155)
Depreciation and amortization from discontinued operations	1,867	910	244	3,021
Discount on preferred stock repurchases	17	—	237	254
Adjustment to reflect FFO of Unconsolidated Operating JV’s (2)	116	108	102	326

FFO	$16,010	$8,594	$15,958	$40,562

Amortization of deferred financing fees	803	774	766	2,343
Non-real estate depreciation	344	350	354	1,048
Adjustment for FASB 13 rents (3)	(1,590)	(1,440)	(1,231)	(4,261)
Adjustment for FASB 141 (4)	(329)	(257)	(256)	(842)
Provision for impairment of real estate assets	2,272	—	580	2,852
Loss on early extinguishment of debt	—	—	177	177
Capital reserve	(5,878)	(4,789)	(3,721)	(14,388)

AFFO	$11,632	$3,232	$12,627	$27,491

Distributions per share (5)	$0.43	$0.43	$0.35	$1.21

Diluted weighted average shares outstanding	30,768,653	30,797,136	30,901,644	30,808,432

(1)	Excludes non-real estate depreciation and amortization.
(2)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(3)	Amortization of straight-line rent.
(4)	Amortization of above and below market rate leases.
(5)	The distributions for the three months ended September 30, 2003, were paid on October 15, 2003.

The following table sets forth our calculation of FFO and AFFO for the three and nine months ended September 30, 2002 (in thousands, except weighted average shares and per share amounts):

	March 31, 2002	June 30, 2002	September 30, 2002	YTD 2002
Income before minority interest and discontinued operations	$9,871	$10,058	$9,383	$29,312
Preferred dividends	(4,891)	(4,891)	(4,891)	(14,673)
Depreciation and amortization (1)	9,283	10,118	10,388	29,789
Income (loss) from discontinued operations	1,471	2,411	(372)	3,510
Gain (loss) on sale from discontinued operations	—	(1,423)	1,866	443
Depreciation and amortization from discontinued operations	2,794	2,609	2,381	7,784
Adjustment to reflect FFO of Unconsolidated Operating JV’s (2)	105	100	116	321

FFO	$18,633	$18,982	$18,871	$56,486

Amortization of deferred financing fees	485	509	591	1,585
Non-real estate depreciation	321	324	335	980
Adjustment for FASB 13 rents (3)	(772)	(1,532)	(1,515)	(3,819)
Capital reserve	(4,392)	(4,315)	(3,641)	(12,348)

AFFO	$14,275	$13,968	$14,641	$42,884

Distributions per share	$0.43	$0.43	$0.43	$1.29

Diluted weighted average shares outstanding	30,540,254	31,250,154	31,174,544	30,971,050

(1)	Excludes non-real estate depreciation and amortization.
(2)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(3)	Amortization of straight-line rent.

Forward Looking Statements; Factors That May Affect Operating Results

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward-looking statements include statements relating to:

•	Our belief that certain claims and lawsuits which have arisen against us in our normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

•	Our intention to continue our policy of paying quarterly distributions;

•	Our expectation to meet our short-term liquidity requirements generally through our working capital, our Credit Facility and cash generated by operations;

•	Our belief that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term;

•	Our statements regarding potential future development;

•	Our statements regarding our current involvement in a number of alliances which could ultimately result in the development of approximately 852,000 square feet of commercial and mixed-use properties in California and Colorado;

•	Our expectation to continue our policy of managing our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible;

•	Our current intent not to issue securities under our 1997 and 1999 Shelf Registration Statements in the near term;

•	Our expectation to make future stock repurchases from time to time in the open market or otherwise depending on market conditions and other factors;

•	Our belief that certain provisions of the leases of our properties may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation;

•	Our belief that the changes in market interest rates obtainable on our secured and unsecured borrowings will not have a material impact on the performance or fair value of our mortgage loans receivable;

•	Our statements regarding our entering into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant;

•	Our belief that adoption of the standard set forth in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” did not have a material impact on our consolidated financial position or results of operations.

•	Our belief that Marina Shores is the only VIE that will be consolidated as required by the standard set forth in FIN 46, “Consolidation of Variable Interest Entities.”

All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those stated or implied in such forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	market fluctuations in rental rates and occupancy;

•	defaults or non-renewal of leases by customers;

•	interpretations of lease provisions regarding recovery of expenses differing from ours prevail;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	difficulties in identifying properties to acquire and in effecting acquisitions;

•	our failure to successfully integrate acquired properties and operations;

•	the unpredictability of litigation;

•	the unpredictability of changes in accounting rules;

•	failure of market conditions to improve in certain geographic areas;

•	unanticipated difficulties with joint venture partners; and

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities);

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2002. We assume no obligation to update any forward looking-statement or statements.

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

It is our policy to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, we have also entered into variable rate debt arrangements. Approximately 37% of our outstanding debt, including amounts borrowed under the Credit Facility, was subject to variable rates at September 30, 2003 and December 31, 2002. In addition, the average interest rate on our debt decreased from 5.26% at December 31, 2002 to 4.96% at September 30, 2003. We review interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. We do not have any other material market-sensitive financial instruments. It is not our policy to engage in hedging activities for speculative or trading purposes.

We may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates are significant. Under a forward interest rate agreement, if the referenced interest rate increases, we are entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we make payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At September 30, 2003, we were not a party to any forward interest rate or similar agreements other than the interest rate cap contract entered into in December 2001 as discussed above.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(in thousands)
Secured Fixed	$18,724	$7,136	$5,399	$83,016	$6,732	$314,167	$435,174	$435,174
Average interest rate	7.51%	6.57%	5.82%	6.70%	5.68%	4.86%	5.37%
Secured Variable	$28,000	$35,101	$85,730	$50,461	$—	$—	$199,292	$199,292
Average interest rate	3.62%	5.00%	3.16%	3.37%	—	—	3.60%
Unsecured Variable	$—	$—	$54,172	$—	$—	$—	$54,172	$54,172
Average interest rate	—	—	2.65%	—	—	—	2.65%

We believe that the interest rates given in the table for fixed rate borrowings approximate the rates we could currently obtain for instruments of similar terms and maturities and that the fair values of such instruments approximate carrying value at September 30, 2003.

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $320,000, based upon the balances outstanding on variable rate instruments at September 30, 2003.

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have reviewed our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. We refer to that date as the Evaluation Date. Our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. Subsequent to the Evaluation Date there were no significant changes in our internal controls or in other factors that could significantly affect those controls.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2003.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference to this item.

(b)	Reports on Form 8-K:

On August 5, 2003, we filed a report on Form 8-K with respect to our press release announcing results of operations for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

By:    Glenborough Realty Trust Incorporated,

Date:	November 14, 2003	/s/ Andrew Batinovich

Andrew Batinovich Director, President and Chief Executive Officer

Date:	November 14, 2003	/s/ Stephen Saul

Stephen Saul Chief Financial Officer (Principal Financial Officer)

Date:	November 14, 2003	/s/ Brian Peay

Brian Peay Senior Vice President, Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

10.1	Amended and Restated Employment Agreement dated May 7, 2003, between Robert Batinovich and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.2	Amended and Restated Employment Agreement dated May 7, 2003, between Andrew Batinovich and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.3	Employment Agreement dated May 7, 2003, between Sandra L. Boyle and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.4	Letter Agreement dated May 7, 2003, between Robert Batinovich and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.5	Letter Agreement dated May 7, 2003, between Andrew Batinovich and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.6	Letter Agreement dated May 7, 2003, between Sandra L. Boyle and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

11.1	Statement re: Computation of Earnings Per Share is shown in Note 12 of the Consolidated Financial Statements of the Company in Item 1.

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.1	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.2	Section 302 Certification of Stephen R. Saul, Chief Financial Officer.

32.1	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

32.2	Section 906 Certification of Stephen R. Saul, Chief Financial Officer.