Form 10-K
period 2003-12-31
GLENBOROUGH REALTY TRUST INC
filed 2004-03-05
CIK 929454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14162

GLENBOROUGH REALTY TRUST INCORPORATED

(Exact name of Registrant as specified in its charter)

Maryland	94-3211970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South El Camino Real, Suite 1100 San Mateo, California 94402-1708

(Address of principal executive offices)

(650) 343-9300

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.001 par value	New York Stock Exchange
7 3/4% Series A Convertible Preferred Stock, $.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of June 30, 2003, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $496,000,000. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 2, 2004, 27,871,311 shares of Common Stock ($.001 par value) and 9,956,300 shares of 7 3/4% Series A Convertible Preferred Stock ($.001 par value, $25 per share liquidation value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Portions of the Registrant’s definitive proxy statement to be issued in conjunction with the Registrant’s annual stockholder’s meeting to be held on May 5, 2004.

PART I

Item 1.	Business

General

Glenborough Realty Trust Incorporated is a self-administered and self-managed real estate investment trust, or REIT, with a nationwide portfolio of 65 primarily office properties, including 4 operating joint ventures, as of December 31, 2003. We refer to these properties and joint ventures as our Properties. We focus on owning and managing high-quality, multi-tenant office properties with strong demand attributes located in supply constrained locations within large diverse markets. Our portfolio encompasses approximately 11 million square feet with concentrations in the following markets: Washington D.C., Boston, Southern California, Northern New Jersey and San Francisco.

We were incorporated in the State of Maryland on August 26, 1994. On December 31, 1995, we completed a consolidation in which Glenborough Corporation, a California corporation, and eight public limited partnerships (the “GRT Predecessor Entities”) merged with and into us. We elected to qualify as a REIT under the Internal Revenue Code. Our Common Stock and Preferred Stock are listed on the New York Stock Exchange, or NYSE, under the trading symbols “GLB” and “GLB Pr A.” Our Common Stock is included in the S&P SmallCap 600 Index and we are a member of the National Association of Real Estate Investment Trusts (NAREIT).

Portfolio Management

We are a full-service real estate organization and we perform all property management, leasing, construction management, accounting, finance, acquisition and disposition activities for our portfolio with a staff of approximately 120 employees. We are managed by the following five executive officers who have experience in the real estate industry ranging from 15 to 31 years:

•	Andrew Batinovich, President and Chief Executive Officer

•	Michael A. Steele, Executive Vice President and Chief Operating Officer

•	Stephen R. Saul, Executive Vice President and Chief Financial Officer

•	Sandra L. Boyle, Executive Vice President, Project Management

•	Brian S. Peay, Senior Vice President, Finance and Accounting

We perform all portfolio management activities, including on-site property management, lease negotiations and construction management of tenant improvements, property renovations and capital expenditures. We directly manage these activities from 18 management offices located throughout our portfolio. All of our management offices are networked with our corporate office and have access to our accounting and lease management system, the Internet and our email system.

We consistently receive high benchmark scores from our tenants based upon information gathered by independent firms. Over the years, we have received numerous awards for excellence in property management.

Our Strategy

High Quality – Low Risk Portfolio

The best office assets in the right locations consistently attract the strongest tenants and maintain higher occupancy and rent levels. From the Aventine in La Jolla, California, a 240,000 square foot Class A office building, to 99 Summer Street in downtown Boston, a 272,000 square foot, 20-story office building, our choice of assets and their locations reflect our goal to own a high-quality, low-risk portfolio.

Our definition of high quality multi-tenant office buildings includes certain supply and demand characteristics. On the supply side, we concentrate on supply constrained markets with significant barriers to entry. These barriers may include a lack of land for future development or restrictive zoning like height restrictions or floor area ratio restrictions. They may have a political climate where additional developments are discouraged. Furthermore, we seek to buy assets within these markets at below replacement cost and below replacement rent. On the demand side, these assets are located in large dynamic markets, preferably 24-hour cities or sub-cities. The specific locations within these markets must have transportation advantages like train stations, freeway off-ramps or high visibility intersections. These locations have the advantages of nearby demand generators like executive and worker housing or mega employers like the federal government, a large university or other dominant employer.

Geographic and Tenant Diversification

The benefit of a national real estate portfolio without undue geographic concentration protects us from local and regional economic weakness. Although our headquarters are in the San Francisco Bay Area, only 7.6% of our current net operating income, or NOI (defined as rental revenue less operating expenses), comes from this region. Similarly, tenant diversification is just as important. Other than the federal government which represents 5.1%, our largest tenant makes up less than 2% of total revenues. With approximately 800 tenants, our investors are protected from an over concentration on any one tenant or industry.

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

Working Capital

Our practice is to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies, while minimizing interest expense. Cash on hand is kept to a minimum by using available funds to reduce the outstanding balance on our unsecured bank line of credit and drawing on the line of credit when necessary.

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

Our Portfolio

Our 65 Properties, including Properties owned through joint ventures, consist primarily of high-quality, multi-tenant office properties located in the markets described below. During 2003, with the sale of our 1.3 million square foot industrial portfolio located at Gateway Business Park in Denver, we substantially completed our conversion to a focused office REIT. Office properties now comprise approximately 94% of our net operating income. In addition, our properties are now substantially concentrated in the following five markets: Washington D.C., Boston, Southern California, Northern New Jersey and San Francisco. Approximately 72% of our net operating income comes from these markets. As a result of this conversion, we are now reporting segment results and property information by market instead of by product type.

The following table sets forth the market, location, year built, square footage, percent leased, effective annualized base rent and effective annualized base rent per leased square foot of our Properties as of December 31, 2003:

Market/Property	Location	Year Built	Square Footage	Percent Leased at 12/31/03	Effective Annualized Base Rent ($000s) (1)	Effective Annualized Base Rent per Leased Square Foot (2)
WASHINGTON D.C.
1525 Wilson	Arlington, VA	1987	305,110	93%	$7,404	$26.20
Quincy Crossing	Arlington, VA	2002	109,821	85%	2,912	31.22
700 South Washington	Alexandria, VA	1989	56,348	86%	1,598	32.83
Cameron Run	Alexandria, VA	1991	143,707	86%	3,055	24.84
King Street Station II	Alexandria, VA	1988	131,792	100%	3,654	27.72
2000 Corporate Ridge (10% JV)	McLean, VA	1985	255,980	100%	6,023	23.53
Montgomery Executive Center	Gaithersburg, MD	1983	116,508	92%	2,368	21.98
Germantown	Germantown, MD	1993/2002	79,480	38%	628	20.95
Rockwall I and II	Rockville, MD	1977	342,739	98%	8,147	24.31

Subtotal/Weighted Average			1,541,485	91%	$35,789	$25.42

BOSTON
99 Summer Street	Boston	1987	271,980	97%	$8,819	$33.51
Canton Business Center	Canton	1988	79,565	100%	822	10.33
Hartwood Building	Lexington	1985	52,721	100%	1,136	21.55
Bronx Park I	Marlborough	1985	75,277	60%	1,322	29.27
Marlborough Corporate Place	Marlborough	1986	570,421	99%	11,222	19.85
Westford Corporate Center	Westford	1986	163,264	100%	2,746	16.82
Flanders Research Park	Westborough	1980	105,500	72%	673	8.82
90 Libbey Parkway	Weymouth	1988	79,825	0%	—	—

Subtotal/Weighted Average			1,398,553	89%	$26,740	$21.47

SOUTHERN CALIFORNIA
First Financial Plaza	Encino	1986	222,535	94%	$5,535	$26.37
Centerstone Plaza	Irvine	1989	157,579	100%	4,407	27.97
Newport Plaza	Newport Beach	2000	107,473	100%	3,056	28.43
610 West Ash	San Diego	1986	174,247	81%	3,364	23.69
Aventine	San Diego	1990	239,039	98%	7,201	30.83
Tierrasanta Research Park	San Diego	1985	104,234	100%	1,322	12.68

Subtotal/Weighted Average			1,005,107	95%	$24,885	$26.06

continued

Market/Property	Location	Year Built	Square Footage	Percent Leased at 12/31/03	Effective Annualized Base Rent ($000s) (1)	Effective Annualized Base Rent per Leased Square Foot (2)
NORTHERN NEW JERSEY
Fox Hollow Business Qtrs I	Branchburg	1987	42,600	100%	$485	$11.39
CenterPointe at Bridgewater	Bridgewater	1998	326,607	80%	5,434	20.84
Frontier Executive Quarters	Bridgewater	1981	264,879	100%	4,719	17.81
Fairfield Business Quarters	Fairfield	1979	42,792	100%	470	10.98
Vreeland Business Center	Florham Park	1985	133,090	100%	799	6.00
Gatehall I	Parsipanny	1983	113,469	90%	2,082	20.38
25 Independence	Warren	1989	106,879	75%	2,095	26.22
Cottontail Distribution Center	Franklin Township	1989	229,352	100%	2,436	10.62

Subtotal/Weighted Average			1,259,668	92%	$18,520	$16.03

SAN FRANCISCO
Creekside Business Park	Dublin	1998	171,077	100%	$2,939	$17.18
Rincon Center (10% JV)	San Francisco	1988	741,103	97%	18,530	25.84
101 Ellsworth (10% JV)	San Francisco	2002	86,115	42%	1,613	44.50
400 South El Camino	San Mateo	1973	145,947	97%	4,152	29.47
Rollins Road	Burlingame	1950	255,185	67%	1,208	7.01

Subtotal/Weighted Average			1,399,427	88%	$28,442	$22.99

CHICAGO
Oak Brook International Center	Oak Brook	1975	98,431	93%	$1,704	$18.66
Oakbrook Terrace Corp Ctr III	Oakbrook Terrace	1991	232,052	51%	1,481	12.46
Columbia Center II	Rosemont	1988	150,133	81%	2,165	17.75
Embassy Plaza	Schaumburg	1986	140,744	100%	2,012	14.30
Navistar – Chicago	Chicago	1969	474,426	100%	1,130	2.38

Subtotal/Weighted Average			1,095,786	86%	$8,492	$8.97

TAMPA/ORLANDO
Grand Regency Business Center	Brandon	1998	48,551	100%	$747	$15.38
Park Place	Clearwater	1985	164,669	88%	2,743	18.86
University Center	Tampa	1996	96,930	100%	1,004	10.35
Temple Terrace Business Center	Temple Terrace	1997	79,393	100%	1,161	14.62
Lake Point Business Park	Orlando	1985	134,320	100%	1,443	10.75

Subtotal/Weighted Average			523,863	96%	$7,098	$14.07

ST. LOUIS
University Club Tower	St. Louis	1975	272,443	92%	$4,213	$16.88
Woodlands Plaza	St. Louis	1983	81,853	88%	1,341	18.64
Woodlands Tech	St. Louis	1986	98,037	96%	860	9.14

Subtotal/Weighted Average			452,333	92%	$6,414	$15.43

MINNEAPOLIS
Riverview Office Tower	Bloomington	1973	227,129	83%	$2,250	$11.91
Bryant Lake	Eden Prairie	1984	171,359	89%	1,214	8.00

Subtotal/Weighted Average			398,488	85%	$3,464	$10.17

continued

Market/Property	Location	Year Built	Square Footage	Percent Leased at 12/31/03	Effective Annualized Base Rent ($000s) (1)	Effective Annualized Base Rent per Leased Square Foot (2)
DENVER
Gateway Park	Aurora	97-02	222,554	100%	$3,927	$17.64
Northglenn Business Center	Northglenn	1997	65,000	0%	—	—
Westminster Center	Westminster	2002	65,707	100%	445	6.78
Gateway Office Park Retail (50% JV)	Denver	2001	12,000	100%	198	16.46

Subtotal/Weighted Average			365,261	82%	$4,570	$15.22

ALL OTHERS
Capitol Center	Des Moines, IA	1983	165,127	90%	$1,769	$11.97
Citibank Office Park	Las Vegas, NV	1987	148,410	86%	2,529	19.79
Palms Bus. Center IV & North	Las Vegas, NV	1988	129,501	77%	1,966	19.71
Leawood Office Building	Leawood, KS	1981	92,787	78%	1,174	16.32
Thousand Oaks	Memphis, TN	1988	420,071	51%	3,075	14.49
Valley Forge Corporate Center	Norristown, PA	1984	148,380	80%	2,401	20.29
One Pacific Place	Omaha, NE	1988	128,392	100%	2,084	16.23
Osram Building	Westfield, IN	1990	45,265	100%	529	11.69
Park 100 Industrial	Indianapolis, IN	1981	102,400	100%	374	3.65
J.I. Case - Kansas City	Kansas City, KS	1951	199,750	100%	459	2.30

Subtotal/Weighted Average			1,580,083	79%	$16,360	$13.05

Total			11,020,054	89%	$180,774	$18.52

(1)	Effective annualized base rent represents the annualized monthly contractual rent under existing leases as of December 31, 2003. Monthly contractual rent represents total base rent, excluding straight-line rents and concessions.
(2)	Effective annualized base rent per leased square foot represents annualized base rent as computed above, divided by the total square footage under lease as of the same date.

Acquisition and Disposition Activity

During the year ended December 31, 2003, we acquired 4 high-quality, multi-tenant office properties in our largest markets for a total purchase price of approximately $206 million and sold 17 non-core properties for a total consideration of approximately $284 million. One of our key strategic goals is to improve the quality, location, size and future growth potential of our assets through active portfolio management.

The following table summarizes our acquisition activity during 2003:

Property	Type	Market	Date of Purchase	Square Footage	Purchase Price ($000’s)
1525 Wilson	Office	Washington D.C.	1/30/03	305,110	$71,250
99 Summer Street	Office	Boston	7/22/03	271,980	68,250
Quincy Crossing	Office	Washington D.C.	10/3/03	109,821	34,200
610 West Ash	Office	Southern California	12/18/03	174,247	32,500

Total				861,158	$206,200

The following table summarizes our disposition activity during 2003:

Property	Type	Location	Date of Sale	Square Footage/Units	Sales Price ($000’s)
Covance Business Center	Industrial	Indianapolis, IN	1/8/03	333,600 sf	$27,600
Bellanca Airport Park	Industrial	Los Angeles, CA	1/30/03	84,201 sf	11,000
Buschwood III	Office	Tampa, FL	3/25/03	77,095 sf	6,983
Clark Avenue	Office	King of Prussia, PA	3/27/03	40,000 sf	2,500
Valley Forge VII	Industrial	Norristown, PA	3/27/03	25,700 sf	3,200
Canyons	Multifamily	Fort Worth, TX	3/28/03	349 units	24,620
Valley Forge IV	Industrial	Norristown, PA	3/31/03	51,600 sf	3,950
Valley Forge III	Industrial	Norristown, PA	4/29/03	27,750 sf	2,650
Palms Bus. Center III and South	Industrial	Las Vegas, NV	5/15/03	268,547 sf	28,100
Gateway Industrial	Industrial	Aurora, CO	6/30/03	1,328,534 sf	68,727
Valley Forge V	Office	Norristown, PA	7/18/03	25,150 sf	2,200
Ashford Perimeter	Office	Atlanta, GA	8/1/03	287,997 sf	37,600
Montrose Office Park	Office	Rockville, MD	9/30/03	184,280 sf	26,250
University Tech Center	Office	Pomona, CA	12/8/03	100,446 sf	13,475
Lehigh Valley Exec. Campus	Office	Allentown, PA	12/11/03	161,405 sf	12,850
Navistar – Baltimore	Industrial	Baltimore, MD	12/17/03	274,000 sf	4,300
3 Executive Place	Office	Franklin Township, NJ	12/23/03	85,765 sf	8,245

Total				3,356,070 sf	$284,250

In connection with the above dispositions, we recognized a total net gain on sale of approximately $14.2 million.

Tenants

As of December 31, 2003, we had approximately 800 tenants. Our Properties are leased to government services and local and national companies engaged in a variety of businesses including financial services, health care, insurance and real estate.

Our office leases generally require the tenant to reimburse us for increases in building operating costs over a base amount. Our few remaining industrial leases are typically “triple net” leases which require tenants to pay their pro rata share of the Properties’ operating costs, common area maintenance, property taxes, insurance and non-structural repairs. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index.

Other than the United States government, which represented 5.1%, no other tenant represented more than 1.5% of our total revenues (including discontinued operations) as of December 31, 2003. The following table represents our ten largest tenants as of December 31, 2003, ranked by annualized rent:

Tenant Name	Number of Leases	Weighted Avg Lease Expiration	Square Footage	Effective Annualized Base Rent (in $000’s)	Rent as a % of total revenues (1)
General Services Administration	7	5/12/06	400,657	$10,539	5.10%
Axiowave Networks	1	8/28/07	104,776	2,878	1.39%
Concord Communications	1	8/31/07	142,402	2,815	1.36%
Phillips-Van Heusen	1	7/31/07	153,286	2,744	1.33%
Mitsubishi Electric	1	3/31/04	229,352	2,436	1.18%
Ortho-McNeil Pharmaceutical	2	11/21/06	82,017	2,274	1.10%
Michael Baker, Jr., Inc.	1	12/31/10	67,948	1,606	0.78%
U.S. Postal Service	2	4/22/12	114,023	1,509	0.73%
Saint Joseph Hospital	1	6/15/06	33,432	1,353	0.65%
Thomas & Betts Corporation	1	4/30/06	71,028	1,332	0.64%

	18	2/13/04	1,398,921	29,486	14.28%

(1)	Rent as a % of total revenues represents effective annualized base rent as computed above, divided by total revenues, including revenue in discontinued operations, for the year ended December 31, 2003.

Lease Expirations

The following table represents the total contractual lease expirations, by market, for our Properties (excluding joint ventures) as of December 31, 2003:

Annual Base Rent Expiring (1)	2004 (2)	2005	2006	2007	2008	2009 and thereafter	Total
Washington D.C.	$11,244,913	$1,213,784	$622,932	$3,190,769	$1,732,018	$14,039,805	$32,044,221
Boston	3,128,758	5,360,123	1,117,589	6,828,121	5,168,807	7,633,418	29,236,816
Southern California	2,643,216	3,398,091	5,624,575	4,730,823	4,637,152	7,514,659	28,548,516
Northern New Jersey	3,616,483	1,878,581	4,059,652	3,215,867	3,503,912	4,833,308	21,107,803
San Francisco	1,730,566	477,098	1,174,723	1,165,281	335,060	5,007,334	9,890,062
Chicago	492,264	3,717,928	1,218,957	1,038,060	596,047	2,357,051	9,420,307
Tampa/Orlando	315,449	601,936	1,056,714	3,610,086	1,262,620	109,708	6,956,513
St. Louis	1,095,511	689,443	1,915,882	282,592	1,037,138	1,673,425	6,693,991
Minneapolis	385,190	762,984	369,317	721,294	655,404	619,966	3,514,155
Denver	62,259	330,439	385,278	1,296,169	675,863	1,661,160	4,411,168
Other	3,871,395	1,640,079	2,010,032	1,879,678	1,228,547	6,326,281	16,956,012

Total	$28,586,004	$20,070,486	$19,555,651	$27,958,740	$20,832,568	$51,776,115	$168,779,564

Percentage of total annual rent (3)	16.9%	11.9%	11.6%	16.6%	12.3%	30.7%	100.0%

Annual Square Footage Expiring (4)	2004 (2)	2005	2006	2007	2008	2009 and thereafter	Total
Washington D.C.	433,820	45,580	20,513	135,933	61,167	473,727	1,170,740
Boston	146,909	250,953	34,139	306,928	163,996	345,922	1,248,847
Southern California	106,248	129,046	162,281	157,761	164,111	226,816	946,263
Northern New Jersey	276,373	68,580	298,855	174,650	143,910	204,681	1,167,049
San Francisco	92,727	9,582	31,791	40,134	31,313	266,109	471,656
Chicago	32,330	200,351	65,996	59,441	35,567	545,138	938,823
Tampa/Orlando	22,618	39,183	84,137	208,867	92,053	10,830	457,688
St. Louis	61,543	43,474	105,295	18,476	62,685	107,012	398,485
Minneapolis	38,379	59,329	45,177	65,658	68,053	59,930	336,526
Denver	3,040	15,932	23,439	105,192	44,052	100,263	291,918
Other	400,607	97,633	109,560	99,796	67,945	467,914	1,243,455

Total	1,614,594	959,643	981,183	1,372,836	934,852	2,808,342	8,671,450

Percentage of total square footage	18.6%	11.1%	11.3%	15.8%	10.8%	32.4%	100.0%
Number of leases	178	127	147	90	113	143	798
Percentage of total number of leases	22.3%	15.9%	18.4%	11.3%	14.2%	17.9%	100.0%

(1)	This figure is based on square footage leased as of December 31, 2003, and incorporates contractual rent increases arising after 2003.
(2)	Includes leases that have initial terms of less than one year.
(3)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).
(4)	This figure is based on square footage leased (which excludes vacant and amenity space), which accounts for the difference between this figure and “Square Footage” on prior pages (which includes vacant and amenity space).

Item 3.	Legal Proceedings

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders in the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Stock and Preferred Stock and Related Stockholder Matters

(a) Market Information

Our Common Stock ($0.001 par value) is traded on the NYSE under the symbol “GLB” and our 7 ¾% Series A Convertible Preferred Stock ($0.001 par value, $25.00 per share liquidation value) is traded on the NYSE under the symbol “GLB Pr A”. On December 31, 2003, the closing price of our Common Stock was $19.95 and the closing price of our Preferred Stock was $24.63. On March 2, 2004, the last reported sales price per share of our Common Stock was $21.11 and the last reported sale price of our Preferred Stock was $25.60. The following table sets forth the high and low closing prices per share of our Common Stock and Preferred Stock for the periods indicated, as reported on the NYSE composite tape.

	Common Stock		Preferred Stock
Quarterly Period	High	Low	High	Low
2002
First Quarter	$23.00	$19.11	$23.25	$21.15
Second Quarter	23.70	20.69	23.00	21.60
Third Quarter	23.03	17.77	22.55	18.90
Fourth Quarter	20.45	17.06	22.10	19.60
2003
First Quarter	$18.23	$15.10	$22.25	$21.10
Second Quarter	19.89	15.63	24.75	21.55
Third Quarter	20.80	18.10	24.40	22.90
Fourth Quarter	20.23	18.90	24.90	23.86
2004
First Quarter (1)	$21.11	$18.70	$25.60	$24.76

(1)	High and low stock closing prices through March 2, 2004.

Holders

As of March 2, 2004, the approximate number of holders of record of the shares of our Common Stock was 4,087 and the approximate number of holders of record of the shares of our Preferred Stock was 47.

Distributions

Since we elected to qualify as a REIT in 1996, we have paid regular quarterly distributions to holders of our Common and Preferred Stock. During the years ended December 31, 2002 and 2003, we declared the following quarterly distributions:

	Common Stock		Preferred Stock
Quarterly Period	Distributions Per share	Total Distributions	Distributions Per share	Total Distributions
2002
First Quarter	$0.43	$11,823,424	$0.48	$4,891,122
Second Quarter	$0.43	$11,915,191	$0.48	$4,891,122
Third Quarter	$0.43	$11,915,549	$0.48	$4,891,122
Fourth Quarter	$0.43	$12,008,910	$0.48	$4,891,122
2003
First Quarter	$0.43	$11,950,703	$0.48	$4,888,700
Second Quarter	$0.43	$11,953,426	$0.48	$4,888,700
Third Quarter	$0.35	$9,712,968	$0.48	$4,822,583
Fourth Quarter	$0.35	$9,746,617	$0.48	$4,822,583

Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income. Our future distributions will be at the discretion of our Board of Directors and will depend upon our actual Funds from Operations (as defined on page 14), our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. We intend to continue our policy of paying quarterly distributions, but we cannot assure you that distributions will continue or be paid at any specific level.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under plans (excluding securities listed in column A)
Equity compensation plans approved by security holders	3,021,034	$22.44	192,620
Equity compensation plans not approved by security holders	0	N/A	0

Item 6.	Selected Financial Data

Set forth below is selected financial data. Consolidated balance sheet and operating data is presented as of and for each of the five years ended December 31, 2003.

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, included in Item 15. “Exhibits, Financial Statements, Schedules and Reports on Form 8-K.”

	2003	2002	2001	2000	1999
Operating Data:
Rental revenue	$177,987	$154,741	$142,928	$204,982	$223,322
Fees and reimbursements	3,616	3,672	6,628	3,713	3,312
Interest and other income	3,566	5,389	5,389	8,179	6,250
Equity in earnings of Associated Companies (8)	—	—	—	1,455	1,222
Equity in earnings (losses) of unconsolidated operating joint ventures	604	329	246	(386)	(310)
Total revenue	185,773	164,131	155,191	238,425	242,809
Property operating expenses	59,893	48,296	43,585	72,396	79,429
General and administrative	12,372	11,686	10,961	13,422	9,683
Depreciation and amortization	54,193	41,426	35,896	50,298	50,677
Interest expense	34,378	29,089	26,973	54,611	58,077
(Gain) loss on early extinguishment of debt	294	9,998	1,685	7,910	(984)
Provision for impairment of real estate assets	2,852	—	—	4,800	—
Provision for impairment of non-real estate assets	5,746	—	—	4,404	—
Income before minority interest and discontinued operations	16,045	23,636	36,091	30,584	44,698
Discontinued operations	14,710	(855)	10,529	8,959	9,235
Net income	29,654	22,490	43,875	36,236	50,286
Net income available to common stockholders (1)	10,417	2,926	24,311	27,858	28,006
Diluted amounts per share (2):
Net income from continuing operations	$(0.10)	$0.13	$0.54	$0.30	$0.63
Net income available to Common Stockholders	0.38	0.10	0.89	0.60	0.89
Distributions (3)	1.56	1.72	1.69	1.68	1.68

	2003	2002	2001	2000 (9)	1999 (9)
Balance Sheet Data:
Rental properties, gross (9)	$1,402,183	$1,433,536	$1,338,022	$1,207,431	$1,756,061
Accumulated depreciation (9)	(188,721)	(185,016)	(146,198)	(115,061)	(114,170)

Rental properties, net (9)	1,213,462	1,248,520	1,191,824	1,092,370	1,641,891
Investments in development	67,493	78,529	98,105	86,286	38,773
Investments in operating joint ventures	12,211	7,822	7,076	8,106	5,679
Mortgage loans receivable	40,323	41,813	39,061	37,250	37,582
Total assets	1,405,239	1,434,551	1,387,314	1,368,934	1,794,604
Total debt (9)	739,266	734,917	653,014	606,677	897,358
Stockholders’ equity	591,845	631,558	664,009	685,580	784,334

Other Data:
EBIDA (4)	$128,156	$135,022	$133,162	$158,946	$168,242
Cash flow provided by (used for):
Operating activities	71,659	85,496	79,719	86,054	91,667
Investing activities	(24,231)	(95,598)	(74,372)	356,325	83,807
Financing activities	(33,710)	10,965	(103,132)	(346,666)	(173,349)
FFO (5)	54,964	48,548	72,784	71,390	84,047
AFFO (6)	43,287	46,996	58,294	51,286	66,576
Debt to total market capitalization (7)	46.1%	47.8%	43.9%	43.9%	54.7%

(1)	Net income available to common stockholders includes certain items described in (4) below.
(2)	Diluted amounts include the effects of all classes of securities outstanding at year-end, including units of Operating Partnership interests and options to purchase our stock.
(3)	Historical distributions per common share for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 consist of distributions declared for the periods then ended.
(4)	EBIDA is computed as net income (including discontinued operations) before minority interest and extraordinary items plus interest expense, depreciation and amortization, gains (losses) on disposal of properties and provisions for impairment. We believe that, in addition to net income, FFO, AFFO and cash flows, EBIDA is a useful measure of the operating performance of an equity REIT because, together with net income, FFO, AFFO and cash flows, EBIDA provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments and other capital expenditures. To evaluate EBIDA and the trends it depicts, the components of EBIDA, such as rental revenues, rental expenses, real estate taxes and general and administrative expenses, should be considered. For a further discussion of EBIDA and its components, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Excluded from EBIDA are financing costs such as interest as well as depreciation and amortization, each of which can significantly affect a REIT’s results of operations and liquidity and should be considered in evaluating a REIT’s operating performance. Further, EBIDA does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles and does not necessarily indicate that cash flows will be sufficient to fund all of our cash needs. It should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. Further, EBIDA as disclosed by other REITs may not be comparable to our calculation of EBIDA. The following table reconciles our net income (loss) to EBIDA for the periods presented (in thousands):

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
Net income	$29,654	$22,490	$43,875	$36,236	$50,286
Minority interest	1,101	291	2,745	3,307	3,647
Interest expense, including discontinued operations	38,501	38,746	37,802	63,281	64,782
Depreciation and amortization, including discontinued operations	58,624	52,912	47,892	59,490	58,295
Net gain on sales of real estate assets	(14,204)	(6,704)	(884)	(20,482)	(9,013)
Loss on sale of mortgage loan receivable	—	—	—	—	1,229
(Gain) loss on early extinguishment of debt, including discontinued operations	5,882	11,442	1,732	7,910	(984)
Provisions for impairment, including discontinued operations	8,598	15,845	—	9,204	—

EBIDA	$128,156	$135,022	$133,162	$158,946	$168,242

(5)	Funds from Operations, or FFO, as defined and calculated below.
(6)	Adjusted Funds from Operations, or AFFO, as defined and calculated below.
(7)	Debt to total market capitalization is calculated as total debt at period end divided by total debt plus the market value of our outstanding common stock and convertible units (based upon the closing prices of the common stock in the table below) plus the liquidation value of our outstanding preferred stock based on the liquidation preference per share of $25.00 for all periods presented.

December 31,	Price Per Share of Common Stock
2003	$19.95
2002	17.82
2001	19.40
2000	17.375
1999	13.375
(8)	Associated Companies refers to Glenborough Corporation (which merged with Glenborough Realty Trust Incorporated in 2000), Glenborough Inland Realty Corporation (which merged into Glenborough Corporation in 1997) and Glenborough Hotel Group (which merged into Glenborough Corporation in 1999).
(9)	Including amounts at properties classified as held for sale.

Funds from Operations

Funds from Operations, or FFO, as defined by NAREIT, represents net income (loss) (including discontinued operations) before minority interest and extraordinary items, adjusted for real estate-related depreciation and amortization and gains (losses) from the disposal of properties, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We believe that FFO is a widely used measure of the operating performance of equity REITs which provides a relevant basis for comparison among other REITs. Together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt, to pay distributions, and to fund acquisitions, developments and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity. FFO does not necessarily indicate that cash flows will be sufficient to fund all of our cash needs including principal amortization, capital improvements and dividends to stockholders. Further, FFO as disclosed by other REITs may not be comparable to our calculation of FFO. We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT in October 1999, as amended.

Adjusted Funds from Operations, or AFFO, represents net income (loss) (including discontinued operations) before minority interest and extraordinary items, adjusted for depreciation and amortization including amortization of deferred financing costs and gains (losses) from the disposal of properties or asset impairments, less lease commissions and recurring and/or non-income producing capital expenditures, consisting of tenant improvements and certain capital expenditures intended to extend the useful life of the property, plus non cash losses on early extinguishment of debt and less straight-line rents pursuant to SFAS No. 13 and rental revenue adjustments generated by leases acquired pursuant to SFAS No. 141. We believe that AFFO is a measure of the operating performance of equity REITs which, together with FFO, net income, and cash flows, provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt, to pay distributions, and to fund acquisitions, developments and other capital expenditures. AFFO should not be considered an alternative to net income (computed in accordance with GAAP) as a measure of our operating performance or as an alternative to cash flow from operating activities (computed in accordance with GAAP) as a measure of our liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of our cash needs. Further, AFFO as disclosed by other REITs may not be comparable to our calculation of AFFO.

The following table sets forth our calculation of FFO and AFFO for the three months ended March 31, June 30, September 30 and December 31, 2003 and the year ended December 31, 2003 (in thousands, except weighted average shares and per share amounts):

	March 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003	Year to Date 2003
Income before minority interest and discontinued operations	$2,931	$4,067	$6,486	$2,561	$16,045
Real estate depreciation and amortization (1)	11,726	12,472	13,064	15,527	52,789
Preferred dividends	(4,890)	(4,889)	(4,889)	(4,823)	(19,491)
Income (loss) from discontinued operations	8,336	6,726	(3,100)	2,748	14,710
(Gain) loss on sale from discontinued operations	(4,450)	(11,154)	3,449	(2,049)	(14,204)
Depreciation and amortization from discontinued operations	2,224	1,264	609	334	4,431
Discount on preferred stock repurchases	17	—	237	—	254
Adjustment to reflect FFO of unconsolidated operating JV’s (2)	116	108	102	104	430

FFO	$16,010	$8,594	$15,958	$14,402	$54,964

Amortization of deferred financing fees	803	774	766	759	3,102
Non-real estate depreciation	344	350	354	356	1,404
Adjustment for SFAS No. 13 rents (4)	(1,591)	(1,440)	(1,231)	(1,512)	(5,774)
Adjustment for SFAS No. 141 (5)	(330)	(257)	(256)	(252)	(1,095)
Non-cash loss on early extinguishment of debt	—	—	177	294	471
Provision for impairment of real estate assets	2,272	—	580	—	2,852
Provision for impairment of non-real estate assets	—	3,905	—	1,841	5,746
Capital reserve	(5,877)	(4,789)	(3,721)	(3,996)	(18,383)

AFFO	$11,631	$7,137	$12,627	$11,892	$43,287

Distributions per common share (3)	$0.43	$0.43	$0.35	$0.35	$1.56

Diluted weighted average common shares outstanding	30,768,653	30,797,136	30,901,644	30,884,895	30,807,542

(1)	Excludes non-real estate depreciation and amortization.
(2)	Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(3)	The distributions for the three months ended December 31, 2003, were paid on January 15, 2004.
(4)	Amortization of straight-line rent pursuant to SFAS No. 13.
(5)	Amortization of acquired above and below market rate leases pursuant to SFAS No. 141.

The following table sets forth our calculation of FFO and AFFO for the three months ended March 31, June 30, September 30 and December 31, 2002 and the year ended December 31, 2002 (in thousands, except weighted average shares and per share amounts):

	March 31, 2002	June 30, 2002	Sept 30, 2002	Dec 31, 2002	Year to Date 2002
Income (loss) before minority interest and discontinued operations	$8,941	$9,055	$8,553	$(2,913)	$23,636
Real estate depreciation and amortization (1)	8,963	9,755	10,040	11,346	40,104
Preferred dividends	(4,891)	(4,891)	(4,891)	(4,891)	(19,564)
Income (loss) from discontinued operations	2,402	3,414	457	(7,128)	(855)
(Gain) loss on sale from discontinued operations	—	(1,423)	1,866	(7,147)	(6,704)
Depreciation and amortization from discontinued operations	3,113	2,972	2,730	2,672	11,487
Adjustment to reflect FFO of unconsolidated operating JV’s (2)	102	100	116	126	444

FFO	$18,630	$18,982	$18,871	$(7,935)	$48,548

Amortization of deferred financing fees	484	509	591	747	2,331
Non-real estate depreciation	321	324	335	342	1,322
Adjustment for SFAS No. 13 rents (3)	(772)	(1,532)	(1,515)	(1,468)	(5,287)
Adjustment for SFAS No. 141 (4)	—	—	—	(500)	(500)
Non-cash loss on early extinguishment of debt	—	94	—	1,338	1,432
Provision for impairment of real estate assets	—	—	—	15,845	15,845
Capital reserve	(4,392)	(4,315)	(3,641)	(4,347)	(16,695)

AFFO	$14,271	$14,062	$14,641	$4,022	$46,996

Distributions per common share	$0.43	$0.43	$0.43	$0.43	$1.72

Diluted weighted average common shares outstanding	30,540,254	31,250,154	31,174,544	30,950,550	30,915,236

(1)	Excludes non-real estate depreciation and amortization.
(2)	Reflects the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(3)	Amortization of straight-line rent pursuant to SFAS No. 13.
(4)	Amortization of acquired above and below market rate leases pursuant to SFAS No. 141.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the Consolidated Financial Statements, including the notes thereto, included in Item 15.

Results of Operations

Executive Summary

Portfolio Composition

During 2003, we substantially completed our conversion to a focused office REIT. As a result, as a percentage of net operating income, the composition of our portfolio changed from 81% office and 19% industrial at the beginning of 2003 to 94% office and 6% industrial at the end of 2003. Rental revenues, both in aggregate and on a per square foot basis, differ substantially between the two product types and the changes in our portfolio composition affected overall rental revenues and property operating expenses.

Portfolio Occupancy

Total portfolio occupancy (excluding joint ventures) remained level at 88% for the year. On a same store basis, office occupancy increased from 88.3% at December 31, 2002, to 88.9% at December 31, 2003.

Same Store Results

Same store net operating income for the office properties declined 4.9% from $94.4 million for the year ended December 31, 2002, to $89.8 million for the year ended December 31, 2003. Revenues were essentially flat with a decline of 0.8%, and expenses were up 6.4%. Revenue per occupied square foot declined from $22.85 at December 31, 2002 to $22.82 at December 31, 2003. Average rent per occupied square foot declined 3.1% from $19.24 at December 31, 2002 to $18.64 at December 31, 2003. Property operating expenses increased approximately $3.5 million, primarily due to increases in property taxes, utilities and snow removal costs.

Revenue per occupied square foot is calculated as annualized rental revenue for the current period, divided by occupied square feet as of the end of the current period. Average rent per occupied square foot is calculated as total annualized revenues to be earned per year during the term of a lease, before concessions, divided by the leased square footage.

Lease Maturities

Our leases range in term from one month to 15 years. The weighted average term of our leases in place as of December 31, 2003 is approximately 7.5 years. See Item 2 above for a table which details our contractual lease expirations, by market, for our Properties as of December 31, 2003. Based upon the strength of the national leasing market, lease rollover will affect our rental revenues with changes in portfolio occupancy and changes in rental rates upon lease renewal. In 2003, we had approximately 486,000 square feet of new office leasing production at an average rent of $17.99 per square foot. We also renewed approximately 1,108,000 square feet of office leases which expired in 2003 at an average rent per square foot of $20.04. This represented an increase in effective rents from renewals (annualized rents net of concessions) of 12.2% during 2003.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gains and losses on sales of real estate for properties sold or classified as held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued Operations” for all periods presented. As we generally reinvest the proceeds from property dispositions into the acquisition of new properties, we feel that it is necessary to discuss our results of operations after discontinued operations have been added back to the respective revenue and expense line items to provide an accurate representation of the balances that management uses to evaluate the results of operations for the periods presented.

Following is a table which reconciles our results of operations reported in accordance with GAAP to our results of operations with discontinued operations added back to each respective revenue and expense line item. The comparative discussion of the two years’ results which follows is based on the “Adjusted” column amounts.

	2003			2002
	As Reported	Discontinued Operations	Adjusted	As Reported	Discontinued Operations	Adjusted
REVENUE
Rental revenue	$177,987	$20,650	$198,637	$154,741	$43,052	$197,793
Fees and reimbursements from affiliates	3,616	—	3,616	3,672	—	3,672
Interest and other income	3,566	5	3,571	5,389	20	5,409
Equity in earnings of unconsolidated operating JV’s	604	—	604	329	—	329

Total revenue	185,773	20,655	206,428	164,131	43,072	207,203

EXPENSES
Property operating expenses	59,893	6,005	65,898	48,296	12,197	60,493
General and administrative	12,372	2	12,374	11,686	2	11,688
Depreciation and amortization	54,193	4,431	58,624	41,426	11,486	52,912
Interest expense	34,378	4,123	38,501	29,089	9,657	38,746
Loss on early extinguishment of debt	294	5,588	5,882	9,998	1,444	11,442
Provision for impairment of real estate assets	2,852	—	2,852	—	15,845	15,845
Provision for impairment of non-real estate assets	5,746	—	5,746	—	—	—

Total expenses	169,728	20,149	189,877	140,495	50,631	191,126

Income before gain on sales of real estate assets, minority interest and discontinued operations	16,045	506	16,551	23,636	(7,559)	16,077
Gain on sales of real estate assets	—	14,204	14,204	—	6,704	6,704

Income before minority interest and discontinued operations	16,045	14,710	30,755	23,636	(855)	22,781
Minority interest (1)	(1,101)	—	(1,101)	(291)	—	(291)

Income before discontinued operations	14,944	14,710	29,654	23,345	(855)	22,490
Discontinued operations	14,710	(14,710)	—	(855)	855	—

Net income	29,654	—	29,654	22,490	—	22,490
Preferred dividends	(19,491)	—	(19,491)	(19,564)	—	(19,564)
Discount on preferred stock repurchases	254	—	254	—	—	—

Net income available to Common Stockholders	$10,417	$—	$10,417	$2,926	$—	$2,926

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and discount on preferred stock repurchases.

Net Operating Income, Following is a table of net operating income by market, for comparative purposes, presenting the results for the years ended December 31, 2003 and 2002:

	2003	% of Total	2002	% of Total
Washington D.C.	$24,349	18.3%	$19,307	14.1%
Boston	17,043	12.8%	15,486	11.3%
Southern California	21,610	16.3%	17,299	12.6%
Northern New Jersey	16,557	12.5%	18,511	13.5%
San Francisco	7,893	6.0%	7,170	5.2%
Chicago	6,228	4.7%	10,504	7.7%
Tampa/Orlando	6,293	4.7%	6,270	4.6%
St. Louis	4,737	3.6%	4,885	3.5%
Minneapolis	3,496	2.6%	3,455	2.5%
Denver	5,837	4.4%	8,998	6.5%
All others	18,696	14.1%	25,415	18.5%

Total Net Operating Income	$132,739	100.0%	$137,300	100.0%

Rental Revenue. Rental revenue did not change significantly with only a slight increase of $844,000 to $198,637,000 for the year ended December 31, 2003, from $197,793,000 for the year ended December 31, 2002. This change primarily resulted from property acquisitions, lease termination fees and fixed rent increases on existing leases and lease renewals, offset by property dispositions. See further discussion of factors affecting rental revenue in “Portfolio Composition” above.

Following is a table of rental revenue by market, for comparative purposes, presenting the results for the years ended December 31, 2003 and 2002 (in thousands):

	2003	2002
Washington D.C.	$33,444	$26,097
Boston	26,387	22,032
Southern California	31,561	23,986
Northern New Jersey	24,145	24,788
San Francisco	10,642	10,099
Chicago	12,003	16,244
Tampa/Orlando	8,653	8,870
St. Louis	7,831	7,850
Minneapolis	6,075	6,274
Denver	8,926	12,789
All others	28,970	38,764

Total Rental Revenue	$198,637	$197,793

Interest and Other Income. Interest and other income decreased $1,838,000 to $3,571,000 for the year ended December 31, 2003, from $5,409,000 for the year ended December 31, 2002. This decrease was primarily due to interest income earned from the sale of a mezzanine loan related to a development project in 2002, and a reduction in the interest rate on our mortgage loan receivable secured by land at Gateway Park in Colorado. At the beginning of 2003, as a result of changes in prevailing market interest rates since the original date of the loan, the interest rate on this loan was reduced from 13% to 6.5%. These decreases were slightly offset by losses on marketable securities recognized in 2002.

Property Operating Expenses. Property operating expenses increased $5,405,000, or 9%, to $65,898,000 for the year ended December 31, 2003, from $60,493,000 for the year ended December 31, 2002. The primary reasons for the increase were increased property tax expense (up 5.2%), increased utility costs (up 4.6%) and increases in other operating expenses (up 7.5%) primarily due to high snow removal costs. In addition, as a result of our 2003 property acquisition and disposition activity, our portfolio composition changed from 81% office and 19% industrial at the beginning of 2003 to 94% office and 6% industrial at the end of 2003. Generally, property operating expenses as a percentage of total revenues are higher for office properties as compared to industrial properties.

Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the years ended December 31, 2003 and 2002:

	2003	2002
Washington D.C.	$9,095	$6,790
Boston	9,344	6,546
Southern California	9,951	6,687
Northern New Jersey	7,588	6,277
San Francisco	2,749	2,929
Chicago	5,775	5,740
Tampa/Orlando	2,360	2,600
St. Louis	3,094	2,965
Minneapolis	2,579	2,819
Denver	3,089	3,791
All others	10,274	13,349

Total Property Operating Expenses	$65,898	$60,493

General and Administrative Expenses. General and administrative expenses increased $686,000 to $12,374,000 for the year ended December 31, 2003, from $11,688,000 for the year ended December 31, 2002. This increase is primarily due to severance paid in connection with staff reductions in the second quarter of 2003, as well as costs associated with the retirement of our Chief Executive Officer, Robert Batinovich, partially offset by reductions in travel and overhead costs resulting from these staff reductions. General and administrative expenses as a percentage of total revenues remained stable at 6% for 2003 and 2002.

Depreciation and Amortization. Depreciation and amortization increased $5,712,000 to $58,624,000 for the year ended December 31, 2003, from $52,912,000 for the year ended December 31, 2002. This increase is primarily due to property acquisitions, net of dispositions, depreciation of capital improvements, and amortization of at-market in-place leases we recorded in accordance with SFAS No. 141. See complete description of our accounting policy regarding recognition and amortization of at-market in-place leases in Note 2 of our consolidated financial statements.

Interest Expense. Interest expense did not change significantly, with a decrease of $245,000 to $38,501,000 for the year ended December 31, 2003, from $38,746,000 for the year ended December 31, 2002. This decrease is primarily due to debt paid off in connection with property sales and refinancings, and decreases in variable interest rates, partially offset by new debt obtained in connection with property acquisitions, increased loan fee amortization and decreased capitalization of interest to investments in development. See our discussion of Financial Condition below for a table which details the changes in our debt during 2003.

Loss on Early Extinguishment of Debt. During the years ended December 31, 2003 and 2002, we recorded losses on early extinguishment of debt of $5,882,000 and $11,442,000, respectively, which consisted of prepayment penalties and the writeoff of unamortized original issuance costs in connection with the payoff of various loans and the refinancing of other debt.

Provision for impairment of real estate assets. In the first quarter of 2003, we recorded a provision for impairment of approximately $2,272,000 to provide for a decrease in the carrying value of our 10% owned development joint venture which owns an office property located in San Mateo, California, to its estimated fair value of zero due to decreased leasing activity and lower than anticipated market rents. In addition, in the third quarter of 2003, we recorded a provision for impairment of $580,000 to reduce the carrying value of our 50% owned development joint venture, which is developing a residential project in Aurora, Colorado, from approximately $1,125,000 to its estimated fair value of $545,000, due to lower than anticipated values. In the fourth quarter of 2002, a loss provision in the amount of $15,845,000 was recorded to provide for a decrease in the estimated fair value of five properties, including three office, located in Atlanta, Tampa and Pennsylvania, one industrial, located in Pennsylvania and one multifamily, located in Texas.

Provision for impairment of non-real estate assets. In the second and fourth quarters of 2003, we recorded impairment charges totaling $5,746,000 relating to anticipated losses on the disposition of our leased aircraft in the first quarter of 2004.

Gain on sales of real estate assets. The gain on sales of real estate assets of $14,204,000 during the year ended December 31, 2003, resulted from the sale of eight office properties, eight industrial properties and one multifamily property. The gain on sales of real estate assets of $6,704,000 during the year ended December 31, 2002, resulted from the sale of seven industrial properties, one retail property and one multifamily property.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001.

As discussed above, we generally reinvest the proceeds from property dispositions into the acquisition of new properties, therefore, we feel that it is necessary to discuss our results of operations after discontinued operations have been added back to the respective revenue and expense line items to provide an accurate representation of the balances that management uses to evaluate the results of operations for the periods presented.

Following is a table which reconciles our results of operations reported in accordance with GAAP to our results of operations with discontinued operations added back to each respective revenue and expense line item. The comparative discussion of the two years’ results which follows is based on the “Adjusted” column amounts.

	2002			2001
	As Reported	Discontinued Operations	Adjusted	As Reported	Discontinued Operations	Adjusted
REVENUE
Rental revenue	$154,741	$43,052	$197,793	$142,928	$45,755	$188,683
Fees and reimbursements from affiliates	3,672	—	3,672	6,628	—	6,628
Interest and other income	5,389	20	5,409	5,389	42	5,431
Equity in earnings of unconsolidated operating JV’s	329	—	329	246	—	246

Total revenue	164,131	43,072	207,203	155,191	45,797	200,988

EXPENSES
Property operating expenses	48,296	12,197	60,493	43,585	13,273	56,858
General and administrative	11,686	2	11,688	10,961	7	10,968
Depreciation and amortization	41,426	11,486	52,912	35,896	11,996	47,892
Interest expense	29,089	9,657	38,746	26,973	10,829	37,802
Loss on early extinguishment of debt	9,998	1,444	11,442	1,685	47	1,732
Provision for impairment of real estate assets	—	15,845	15,845	—	—	—

Total expenses	140,495	50,631	191,126	119,100	36,152	155,252

Income before gain on sales of real estate assets, minority interest and discontinued operations	23,636	(7,559)	16,077	36,091	9,645	45,736
Gain on sales of real estate assets	—	6,704	6,704	—	884	884

Income before minority interest and discontinued operations	23,636	(855)	22,781	36,091	10,529	46,620
Minority interest (1)	(291)	—	(291)	(2,745)	—	(2,745)

Income before discontinued operations	23,345	(855)	22,490	33,346	10,529	43,875
Discontinued operations	(855)	855	—	10,529	(10,529)	—

Net income	22,490	—	22,490	43,875	—	43,875
Preferred dividends	(19,564)	—	(19,564)	(19,564)	—	(19,564)

Net income available to Common Stockholders	$2,926	$—	$2,926	$24,311	$—	$24,311

(1)	Includes minority interest’s share of discontinued operations and preferred dividends.

Net Operating Income, Following is a table of net operating income by market, for comparative purposes, presenting the results for the years ended December 31, 2002 and 2001:

	2002	% of Total	2001	% of Total
Washington D.C.	$19,307	14.1%	$14,973	11.4%
Boston	15,486	11.3%	14,283	10.8%
Southern California	17,299	12.6%	8,612	6.5%
Northern New Jersey	18,511	13.5%	18,133	13.7%
San Francisco	7,170	5.2%	7,510	5.7%
Chicago	10,504	7.7%	11,572	8.8%
Tampa/Orlando	6,270	4.6%	6,175	4.7%
St. Louis	4,885	3.5%	4,460	3.4%
Minneapolis	3,455	2.5%	4,347	3.3%
Denver	8,998	6.5%	8,444	6.4%
All others	25,415	18.5%	33,316	25.3%

Total Net Operating Income	$137,300	100.0%	$131,825	100.0%

Rental Revenue. Rental revenue increased $9,110,000 to $197,793,000 for the year ended December 31, 2002, from $188,683,000 for the year ended December 31, 2001. This change primarily resulted from property acquisitions, net of dispositions, and an increase in straight-line rents. Following is a table of rental revenue by market, for comparative purposes, presenting the results for the years ended December 31, 2002 and 2001 (in thousands):

	2002	2001
Washington D.C.	$26,097	$19,491
Boston	22,032	21,412
Southern California	23,986	11,290
Northern New Jersey	24,788	23,891
San Francisco	10,099	10,028
Chicago	16,244	16,975
Tampa/Orlando	8,870	8,800
St. Louis	7,850	7,338
Minneapolis	6,274	7,525
Denver	12,789	11,822
All others	38,764	50,111

Total Rental Revenue	$197,793	$188,683

Fees and Reimbursements from Affiliates. Fees and reimbursements from affiliates consist primarily of property management fees, asset management fees and development fees paid to us under property and asset management agreements with the unconsolidated operating and development joint ventures and the Rancon Partnerships. This revenue decreased $2,956,000 to $3,672,000 for the year ended December 31, 2002, from $6,628,000 for the year ended December 31, 2001, primarily due to higher development and acquisition fees from several development projects, a financing fee and distributions from the Rancon Partnerships, and property management, asset management and leasing fees from a joint venture, all received in 2001.

Property Operating Expenses. Property operating expenses increased $3,635,000, or 6%, to $60,493,000 for the year ended December 31, 2002, from $56,858,000 for the year ended December 31, 2001, primarily due to property acquisitions, net of dispositions. As a result of our 2002 property acquisition and disposition activity, our portfolio composition changed from 74% office and 26% industrial at the beginning of 2002 to 81% office and 19% industrial at the end of 2002. Generally, property operating expenses as a percentage of total revenues are higher for office properties as compared to industrial properties.

Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the years ended December 31, 2002 and 2001:

	2002	2001
Washington D.C.	$6,790	$4,518
Boston	6,546	7,129
Southern California	6,687	2,678
Northern New Jersey	6,277	5,758
San Francisco	2,929	2,518
Chicago	5,740	5,403
Tampa/Orlando	2,600	2,625
St. Louis	2,965	2,878
Minneapolis	2,819	3,178
Denver	3,791	3,378
All others	13,349	16,795

Total Property Operating Expenses	$60,493	$56,858

General and Administrative Expenses. General and administrative expenses increased $720,000 to $11,688,000 for the year ended December 31, 2002, from $10,968,000 for the year ended December 31, 2001. This increase is primarily due to severance costs resulting from staffing changes and increases in salary expense, partially offset by reductions in travel costs during the year ended December 31, 2002.

Depreciation and Amortization. Depreciation and amortization increased $5,020,000 to $52,912,000 for the year ended December 31, 2002, from $47,892,000 for the year ended December 31, 2001. This increase is due to property acquisitions, net of dispositions, and depreciation of capital improvements.

Interest Expense. Interest expense increased $944,000 to $38,746,000 for the year ended December 31, 2002, from $37,802,000 for the year ended December 31, 2001. This increase is primarily due to an increase in debt resulting from property acquisitions, increased loan fee amortization and decreased capitalization of interest to investments in development, partially offset by decreases in variable interest rates and debt paid off in connection with property sales.

Loss on Early Extinguishment of Debt. During the years ended December 31, 2002 and 2001, we recorded losses on early extinguishment of debt of $11,442,000 and $1,732,000, respectively, which consisted of prepayment penalties and the writeoff of unamortized original issuance costs in connection with the payoff of various loans and the refinancing of other debt.

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

Gain on Sales of Real Estate Assets. The gain on sales of real estate assets of $6,704,000 during the year ended December 31, 2002, resulted from the sale of seven industrial properties, one retail property and one multifamily property. The gain on sale of real estate assets of $884,000 during the year ended December 31, 2001, resulted from the sale of six office properties, three industrial properties, four retail properties and one multifamily property.

Liquidity and Capital Resources

Cash Flows

For the year ended December 31, 2003, cash provided by operating activities was $71,659,000 as compared to $85,496,000 for the same period in 2002. As a result of our 2003 property acquisition and disposition activity, our portfolio composition changed from 81% office and 19% industrial at the beginning of 2003 to 94% office and 6% industrial at the end of 2003. Rental revenues, both in aggregate and on a per square foot basis, differ substantially between the two product types and the changes in the portfolio composition effected overall rental revenues. In addition, property operating expenses as a percentage of total revenues are higher for office properties as compared to industrial properties. The decrease is also attributable to an increase in property taxes, insurance, utility costs, snow removal costs and depreciation and amortization, and a decrease in interest and other income. Cash used for investing activities was $24,231,000 for the year ended December 31, 2003, as compared to $95,598,000 for the same period in 2002. This change is primarily due to an increase in proceeds from property sales, distributions from joint ventures and principal and interest payments on our mortgage loan receivable, and a decrease in cash used for investments in land and development, partially offset by an increase in cash used for real estate acquisitions. Cash used for financing activities was $33,710,000 for the year ended December 31, 2003, as compared to $10,965,000 of cash provided by financing activities for the same period in 2002. This change is primarily due to an increase in cash used for the repayment of debt, common and preferred stock repurchases and decreased stock option exercise proceeds, partially offset by a decrease in dividends paid to stockholders.

In 2003, the Board of Directors reduced the common stock dividend from $1.72 annually to $1.40 annually. The decision to reduce the dividend was based upon our assessment of the general strength of the economy, the relative strength of the office leasing market and the estimated time it will take for an economic recovery to result in stabilized occupancy within our property portfolio. In addition, our conversion to a focused office REIT required additional investment in the form of tenant improvements, leasing commissions and capital expenditures when compared with our previous diversified property portfolio. We benchmark our performance against other public office REITs and attempt to achieve payout ratios which are within the range of our peer group.

We expect to meet our short-term liquidity requirements generally through our working capital, our unsecured bank line of credit (as discussed below) and cash generated by operations. We believe that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term. In addition to cash generated by operations, the unsecured bank line of credit provides for working capital advances. However, there can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet our operating requirements and the amount of our distributions. If significant decreases in occupancy or rental rates occurred at our properties, this could have an adverse impact on our operating cash flows. Similarly, increases in interest rates could have an adverse impact on our operating cash flows.

Our principal sources of funding for acquisitions, expansion and renovation of properties, development and stock repurchases include the unsecured bank line of credit, permanent secured debt financing, public and private equity and debt issuances, the issuance of partnership units in the Operating Partnership, proceeds from property sales and cash flow provided by operations.

Financial Condition

Investments in Land and Development

Our investments in land and development decreased from $78,529,000 at December 31, 2002, to $67,493,000 at December 31, 2003. This decrease is primarily due to the completion of the fourth and final phase of Centerpointe at Bridgewater, a 96,000 square foot office building located in New Jersey, which we developed and placed into service at the beginning of the second quarter of 2003. This property is currently in the stabilization phase. The loan secured by this property contains a recourse provision to us in the aggregate amount of $14 million; however this loan was not fully drawn as of December 31, 2003. The outstanding balance at December 31, 2003, was approximately $11 million.

This decrease was partially offset by additional investments in the following properties under development and land held for development:

Properties Under Development

As of December 31, 2003

Market	Properties	Description	City	Square Footage	Economic Interest		Investment Balance ($000’s)
Denver	Three Gateway Center	Third office building constructed at Gateway Park (4-story)	Denver	80,258	50	%(1)	$1,495
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	62,971	50	%(1)	753

TOTAL				143,229			$2,248

continued

Land Held for Development

As of December 31, 2003

Market	Properties	Description	City	Proposed Sq. Footage	Economic Interest		Investment Balance ($000’s)
Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100	%(4)	$5,032

	Subtotal - Boston			235,000			5,032
Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 465 acres undeveloped	Denver	5,000,000	50	%(2)	42,610	(5)
	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado zoned for office use	Denver	120,000	100	%(4)	4,750

	Subtotal - Denver			5,120,000			47,360
San Francisco	Marina Shores	Mixed-use waterfront community, which could include up to 300,000 square feet of office space and 1,900 multifamily units	Redwood City	300,000	50	%(3)	31,017
	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office campus	Hayward	600,000	100	%(4)	16,427

	Subtotal -San Francisco			900,000			47,444
		Other land not currently under development	New Jersey/ San Francisco				5,732

TOTAL				6,255,000			$105,568

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT AND MORTGAGE LOANS RECEIVABLE				6,398,229			$107,816

(1)	Interest in the form of mezzanine loans.
(2)	Interest in the form of a mortgage loan receivable, mezzanine loans and equity.
(3)	Interest in the form of equity and mezzanine loans.
(4)	100% independently owned by us.
(5)	$40,323 of this investment balance represents the balance of the mortgage loans receivable at December 31, 2003.

We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under our development alliances, we have provided an aggregate of approximately $35.1 million in debt guarantees; however, some of the loans were not fully drawn as of December 31, 2003. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. We would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for our obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that we must make payments under one of these guarantees, our only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by us in such an event can be made at this time.

Certain of the alliances with which we conduct business have been deemed to be VIEs as defined by FIN 46 Revised. We expect to consolidate the entity known as Marina Shores, effective March 31, 2004, as we are the primary beneficiary. The total assets and liabilities of Marina Shores were approximately $82.7 million and $50.4 million, respectively, at December 31, 2003. There are other alliances which are VIEs, but in which we are not the primary beneficiary. The total assets and liabilities of such entities were approximately $87.5 million and $46.4 million, respectively, at December 31, 2003. Our maximum exposure to loss is equal to our investments in these arrangements, plus the related debt guarantees, as described above.

Investments in Unconsolidated Operating Joint Ventures

Investments in unconsolidated operating joint ventures increased from $7,822,000 at December 31, 2002, to $12,211,000 at December 31, 2003. This increase was primarily due to our acquisition of a 26.7% interest in a joint venture which owns the Lakecrest Apartments, a 440 unit multifamily property at Gateway Park in Colorado, in the third quarter of 2003. Additionally, the increase was partially due to our equity interests in the joint ventures’ earnings during the year ended December 31, 2003, partially offset by cash distributions received from the joint ventures.

Mortgage Loans Receivable

Mortgage loans receivable decreased from $41,813,000 at December 31, 2002, to $40,323,000 at December 31, 2003. We hold a first mortgage secured by a 50% interest in 465 acres of land at Gateway Park in Aurora, Colorado (as noted in above table). Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. During the year ended December 31, 2003, the decrease in mortgage loans receivable resulted from principal and interest payments totaling approximately $4.4 million, partially offset by monthly interest accruals.

In February 2004, we acquired an undivided 50% tenancy in common interest in approximately 160 acres of land at Gateway Park for a total purchase price of $16.8 million. This land had been part of the security for the above noted mortgage loan receivable. In connection with this acquisition, the 160 acres was released as security and we received a $14.3 million payment on our mortgage loan receivable which was applied to first to accrued interest and then to principal.

The borrowing entities in this loan arrangement have been deemed to be VIEs, but we are not the primary beneficiary. Our maximum exposure to loss is equal to the recorded amount of our loan, including accrued interest.

Mortgage Loans and Unsecured Bank Line

At December 31, 2003, our total indebtedness included fixed-rate debt of $484,583,000 and floating-rate debt of $254,683,000, and our ratio of total debt to gross book assets was approximately 46%.

During the year ended December 31, 2003, mortgage loans payable decreased from $658,713,000 (including amounts related to properties classified as held for sale) to $649,325,000. This decrease resulted from loan payoffs of $33,415,000 due to debt maturities and scheduled principal amortization, loan payoffs of $129,719,000 in connection with property sales, and $29,785,000 paid off in connection with a refinancing (discussed below), partially offset by $181,595,000 in new mortgage loans (discussed below) and $1,936,000 of draws on a construction loan.

In the fourth quarter of 2003, in connection with the acquisition of 610 West Ash, we assumed a mortgage loan with an outstanding balance of approximately $16.6 million. The loan has a maturity date of October 10, 2008 and bears interest at a fixed rate of 6.75%. We assumed this loan as it has a lockout period which does not expire until November 2004. Upon expiration of the lockout, we plan to refinance this loan at a more favorable interest rate. An estimated prepayment penalty of approximately $1.9 million will be incurred upon payoff. As this assumed loan bears an interest rate which is higher than current market interest rates, we recorded a loan premium of approximately $2.2 million to reflect this loan at its fair value of approximately $18.8 million. This premium was calculated assuming a market interest rate of 4.57%, which represents a five-year treasury rate of 3.07% at December 31, 2003, plus a spread of 150-basis points.

In the fourth quarter of 2003, in order to finance the acquisition of Quincy Crossing, we obtained a $22 million loan. The loan has a maturity date of November 1, 2013 and bears interest at a fixed rate of 5.93%.

In the fourth quarter of 2003, we closed a $27.5 million loan which is secured by a 157,000 square foot office property located in Irvine, California. The loan has a maturity date of December 1, 2013 and bears interest at a fixed rate of 6.09%. This property had previously been part of a cross-collateralized pool for a loan with an outstanding balance of approximately $75.6 million, a maturity date of December 5, 2005, and bearing interest at a floating rate of 30-day LIBOR plus 2%. In the fourth quarter of 2003, we paid down this loan approximately $29.8 million, removed this property from the collateral pool and refinanced it with the above noted $27.5 million loan.

In the third quarter of 2003, in order to finance the acquisition of 99 Summer Street, we obtained a $45 million loan. The loan has a maturity date of August 1, 2013 and bears interest at a fixed rate of 4.83%.

In the first quarter of 2003, in order to finance the acquisition of 1525 Wilson Boulevard, we obtained a $50 million loan. The loan has a maturity date of January 31, 2006 and bears interest at the floating rate of 30-day LIBOR plus 2.25%. The interest rate on this loan at December 31, 2003, was 3.37%.

In the first quarter of 2003, we closed a $17.5 million loan which is secured by a 144,000 square foot office property located in Alexandria, Virginia. The loan has a maturity date of March 1, 2008 and bears interest at a fixed rate of 5%.

Outstanding borrowings under our unsecured bank line of credit increased from $76,204,000 at December 31, 2002, to $89,941,000 at December 31, 2003. The increase was due to draws totaling $138,683,000 for the acquisition of properties, repayment of other debt, stock repurchases and development advances, offset by pay downs totaling $124,946,000 generated from the sales of properties, proceeds of a new mortgage loan and cash flow from operations. The unsecured bank line of credit requires us, among other things, to be in compliance with certain financial and operating covenants. We have been in compliance during all of 2003 and remain in compliance at December 31, 2003.

During the year ended December 31, 2003, we benefited from large amounts of liquidity in the capital markets and generally low interest rates. The average interest rate in our total debt portfolio declined from 5.26% to 4.91%. The percentage of floating rate debt in the portfolio declined from 37% to 34%. The average interest rate on our floating rate debt declined from 3.57% to 3.28% and the average interest rate on our fixed rate debt declined from 6.24% to 5.78%. The average term of our debt portfolio increased slightly from 3.9 years to 4.1 years.

The required principal payments on our debt for the next five years and thereafter, as of December 31, 2003, are as follows (in thousands). Included in the year ending December 31, 2005, is the unsecured bank line of credit balance of $89,941 which has an initial maturity of September 19, 2005.

Year Ending
December 31,
2004	$65,294
2005	153,536
2006	135,149
2007	8,183
2008	239,333
Thereafter	137,771

Total	$739,266

Some of our properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by us.

It is our policy to manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible. At December 31, 2003, approximately 34% of our outstanding debt, including amounts borrowed under our unsecured bank line of credit, was subject to variable rates. We may, from time to time, enter into interest rate protection agreements intended to hedge the cost of new borrowings. It is not our policy to engage in hedging activities for speculative purposes.

At December 31, 2003, we were not a party to any open interest rate protection agreements other than an interest rate cap contract entered into in December 2001 which will expire in December 2004. In connection with a 2001 secured financing, we entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expires over a term concurrent with the secured financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the secured financing, and caps 30-day LIBOR to a maximum of 6%. As of December 31, 2003 and 2002, the 30-day LIBOR rate was 1.12% and 1.38%, respectively. We paid a $594,000 fee at the inception of this cap agreement of which $278,000 has been charged to earnings as of December 31, 2003. The remaining $316,000 will be charged to earnings in 2004. No further payments are required under this cap agreement.

Equity and Debt Offerings

In November 1997, we filed a shelf registration statement with the SEC (the “1997 Registration Statement”) which registered the issuance of up to $1.0 billion of our equity securities. The 1997 Registration Statement was declared effective on December 18, 1997. There is currently $801.2 million of capacity in equity securities remaining on the 1997 Registration Statement. In January 1999, we filed a shelf registration statement with the SEC (the “1999 Registration Statement”) which registered the issuance of up to $300 million of debt securities of Glenborough Properties, L.P, which may be guaranteed by us. The 1999 Registration Statement was declared effective by the SEC on January 25, 1999. There is currently $300 million of capacity of debt securities remaining on the 1999 Registration Statement. Both Registration Statements are current and fully effective.

Stock Repurchases

In 1999, our Board of Directors authorized the repurchase of up to 6.2 million shares of our outstanding Common Stock. This represented approximately 20% of our total outstanding Common Stock. In December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of December 31, 2003, 6,394,816 common shares have been repurchased at an average price per share of $16.60 and a total cost of approximately $106.8 million; this represents approximately 78% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, we announced that our Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of December 31, 2003, 1,543,700 preferred shares have been repurchased at an average price per share of $15.72 and a total cost of approximately $24.2 million; this represents approximately 45% of the expanded repurchase authorization and approximately 13% of Preferred Stock outstanding when the repurchase program began. Future stock repurchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

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

Our status as a real estate investment trust

We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code. A real estate investment trust generally is not subject to federal income tax on that portion of its real estate investment trust taxable income that is distributed to its stockholders, provided that at least 90% of real estate investment trust taxable income is distributed and other requirements are met. We believe that we have complied with all requirements to qualify as a REIT for the years ended December 31, 2003 and 2002. Accordingly, no provision for income taxes is included in our consolidated financial statements.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be applied no later than our first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than our fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under FIN 46 Revised’s provisions no later than our first quarter of fiscal 2004. We have not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. Certain of the entities through which and with which we conduct business, including those described above, have been deemed to be VIEs under the provisions of FIN 46 Revised. As discussed above, we expect to consolidate the entity known as Marina Shores, effective March 31, 2004, as we are the primary beneficiary. The total assets and liabilities of Marina Shores were approximately $82.7 million and $50.4 million, respectively, at December 31, 2003. There are other alliances which are VIEs, but of which we are not the primary beneficiary.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB under FSP 150-3. This standard did not have a material impact on our consolidated financial position or results of operations.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	Our belief that certain claims and lawsuits which have arisen against us in our normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

•	Our intention to continue our policy of paying quarterly distributions;

•	Our expectation to meet our short-term liquidity requirements generally through our working capital, our unsecured bank line of credit and cash generated by operations;

•	Our belief that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term;

•	Our statements regarding potential future development;

•	Our expectation to continue our policy of managing our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible;

•	Our expectation to make future stock repurchases from time to time in the open market or otherwise depending on market conditions and other factors;

•	Our belief that certain provisions of the leases of our properties may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation;

•	Our belief that the changes in market interest rates obtainable on our secured and unsecured borrowings will not have a material impact on the performance or fair value of our mortgage loans receivable;

•	Our statements regarding our entering into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant;

•	Our belief that Marina Shores is the only VIE that will be consolidated as required by the standard set forth in FIN 46 Revised, “Consolidation of Variable Interest Entities.”

All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those stated or implied in such forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	market fluctuations in rental rates and occupancy;

•	defaults or non-renewal of leases by customers;

•	interpretations of lease provisions regarding recovery of expenses differing from ours prevail;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	difficulties in identifying properties to acquire and in effecting acquisitions;

•	our failure to successfully integrate acquired properties and operations;

•	the unpredictability of both the frequency and final outcome of litigation;

•	the unpredictability of changes in accounting rules;

•	failure of market conditions and occupancy levels to improve in certain geographic areas;

•	unanticipated difficulties with joint venture partners; and

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities);

The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed under “Risk Factors” below. We assume no obligation to update any forward looking-statement or statements.

RISK FACTORS

We have identified a number of risk factors, which could adversely affect our stock value, asset value, or cash flow available to pay debt service or dividends.

Market Fluctuations in Rental Rates and Occupancy Could Adversely Affect Our Operations

Our portfolio of leases turns over continuously, with the number and value of expiring leases varying from year to year. Our ability to re-lease the space to existing or new tenants at rates equal to or greater than those realized historically is impacted by, among other things, the economic conditions of the market in which a property is located, the availability of competing space (including sublease space offered by tenants who have vacated space in competing buildings prior to the expiration of their lease term), and the level of improvements which may be required at the property. We cannot assure you that the rental rates we obtain in the future will be equal to or greater than those obtained under existing contractual commitments. If we cannot lease all or substantially all of the expiring space at our properties promptly, or if the rental rates are significantly lower than expected, then our results of operations and financial condition could be negatively impacted.

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

Our Cash Flow May Be Insufficient for Debt Service Requirements

We intend to incur indebtedness in the future, including through borrowings under our unsecured bank line of credit, to finance property acquisitions, retirement of debt and stock repurchases. As a result, we expect to be subject to the risks associated with debt financing including the risk that:

•	interest rates may increase;

•	our cash flow may be insufficient to meet required payments on our debt; and

•	we may be unable to refinance or repay the debt as it comes due.

Debt Restrictions May Affect Our Operations and Negatively Affect Our Ability to Repay Indebtedness at Maturity

Our current $180 million unsecured bank line of credit contains provisions that restrict the amount of distributions we can make. These provisions provide that distributions may not exceed 90% of funds from operations for any fiscal quarter. If we cannot obtain acceptable financing to repay indebtedness at maturity, we may have to sell properties to repay indebtedness or properties may be foreclosed upon, which could adversely affect our results of operations, financial condition and ability to service debt. Also, as of December 31, 2003, approximately $268 million of our total indebtedness included secured mortgages with cross-collateralization provisions. In the event of a default, the holders of this indebtedness may seek to foreclose upon properties which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by these properties. Foreclosure of properties would cause us to lose income and asset value.

Fluctuations in Interest Rates May Adversely Affect Our Operations

As of December 31, 2003, we had approximately $254.7 million of variable interest rate indebtedness. Accordingly, an increase in interest rates would result in an increase in interest payments we make to service the debt which would adversely affect our net income and results of operations.

Acquisitions Could Adversely Affect Operations

Consistent with our strategy, we continually evaluate potential acquisition opportunities. From time to time, we actively consider acquiring specific properties, which may include properties we manage or that are owned by affiliated parties. It is possible that one or more of such possible future acquisitions, if completed, could adversely affect our results of operations and financial condition.

Dependence on Executive Officers

We depend on the efforts of Andrew Batinovich, our President and Chief Executive Officer, and Michael Steele, our Executive Vice President and Chief Operating Officer, as well as our other executive officers. The loss of the services of any of them could have an adverse effect on our results of operations and financial condition. Both Andrew Batinovich and Michael Steele have entered into employment agreements with us, as have some of the other executive officers.

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

Our tenants generally are required by their leases to operate in compliance with all applicable Environmental Laws, and to indemnify us against any environmental liability arising from their activities on the properties. However, we could be subject to environmental liability relating to our management of the properties or strict liability by virtue of our ownership interest in the properties. Also, tenants may not satisfy their indemnification obligations under the leases. We are also subject to the risk that:

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

Any one of these conditions could have an adverse effect on our results of operations and financial condition or ability to service debt, either directly (with respect to our properties), or indirectly (with respect to properties owned by partnerships we manage). Moreover, future environmental laws, ordinances or regulations may have an adverse effect on our results of operations, financial condition and ability to service debt. Also, the current environmental condition of those properties may be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us.

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

Uninsured Losses May Adversely Affect Operations

We, or in certain instances, tenants of our properties, carry property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, we have elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. This could have an adverse effect on our results of operations and financial condition.

Illiquidity of Real Estate May Limit Our Ability to Vary Our Portfolio

Real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio quickly in response to changes in economic or other conditions. In addition, the Internal Revenue Code and individual agreements with sellers of properties limit our ability to sell properties. Twenty-two of the properties in our portfolio were acquired on terms and conditions under which they can be disposed of only in a “like-kind exchange” or other non-taxable transaction for limited periods of time. The agreed upon time periods for these restrictions on dispositions vary from transaction to transaction.

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

Material Tax Risks

Since 1996, we have operated as a REIT under the Internal Revenue Code. However, we may not be able to maintain our status as a REIT. To qualify as a REIT, we must satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions. Only limited judicial or administrative interpretation exists for these provisions and involves the determination of various factual matters and circumstances not entirely within our control. We receive nonqualifying management fee income and, as a result, we may approach the income test limits imposed by the Internal Revenue Code. There is a risk that we may not satisfy these tests. Even if we continue to qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property.

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

Recent Tax Legislation Could Negatively Impact Our Stock Price

In 2003, legislation was enacted that generally reduces the maximum capital gains rate for non-corporate taxpayers from 20% to 15% after May 5, 2003. Under the legislation, the 15% rate is also applicable to “qualified dividend income” from certain corporations. In general, dividends payable by REITs are not eligible for the 15% tax rate, except to the extent such dividends are attributable to dividends we received from taxable corporations (such as our taxable REIT subsidiary) or to REIT “capital gain dividends” as defined in the Internal Revenue Code. The recent legislation also reduces the maximum tax rate of non-corporate taxpayers on ordinary income from 38.6% to 35%.

Although this legislation does not adversely affect the taxation of the REITs or dividends paid by REITs, the more favorable treatment of regular corporate dividends could cause investors who are individuals to consider stock of other corporations that pay dividends as more attractive relative to stock of REITs. It is not possible to predict whether this change in perceived relative value will occur, or what the effect will be on the market price of our stock.

Possible Changes in Tax Laws; Effect on the Market Value of Real Estate Investments

Income tax treatment of REITs may be modified by legislative, judicial or administrative action at any time. These changes may be applied to past as well as future operations. Legislation, regulations, administrative interpretations or court decisions may significantly change the tax laws with respect to (1) the qualification as a REIT or (2) the federal and state income tax consequences of this qualification. In addition, the changes might also indirectly affect the market value of all real estate investments, and consequently our ability to realize our investment objectives.

Our Indebtedness Restrictions May Adversely Affect Our Ability to Incur Indebtedness

Our organizational documents limit our ability to incur additional debt if the total debt, including the additional debt, would exceed 50% of the “Borrowing Base.” This could limit our ability to incur debt to fund new acquisitions, capital improvements to existing properties, or dividends. This debt limitation in our Charter can only be amended by an affirmative vote of the majority of all outstanding stock entitled to vote on such amendment. The term “Borrowing Base” is defined as the greater of Fair Market Value or Total Market Capitalization. Fair Market Value is based upon the value of our assets as determined by an independent appraiser. Total Market Capitalization is the sum of the market value of our outstanding capital stock, including shares issuable on exercise of redemption options by holders of units of the limited partnership, plus debt. An exception is made for refinancings and borrowings required to make distributions to maintain our status as a REIT. In light of these debt restrictions, it should be noted that a change in the value of our common stock could affect the Borrowing Base, and therefore our ability to incur additional indebtedness, even though such change in the common stock’s value is unrelated to our liquidity.

To Maintain Our REIT Status, We may be Forced to Borrow Funds During Unfavorable Market Conditions

In order to maintain our REIT status, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings. To qualify as REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. We may need short-term debt or long-term debt, proceeds from asset sales, creation of joint ventures or sale of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Limitation on Ownership of Common Stock And Stockholder’s Rights Plan May Preclude Acquisition of Control

Provisions of our Charter are designed to assist us in maintaining our qualification as a REIT under the Internal Revenue Code by preventing concentrated ownership in our common and preferred stock which might jeopardize our REIT qualification. Among other things, these provisions provide that:

•	any transfer or acquisition of our common or preferred stock that would result in our disqualification as a REIT under the Internal Revenue Code will be void; and

•	if any person attempts to acquire shares of our common or preferred stock that after the acquisition would cause the person to own an amount of common stock and preferred stock in excess of a predetermined limit, such acquisitions would be void.

Ownership is determined by operation of certain attribution rules set out in the Internal Revenue Code. Pursuant to Board action, the limit currently is 9.9% of the value of the outstanding shares of common stock and preferred stock. We refer to this limitation as the “Ownership Limitation.” The common stock or preferred stock the transfer of which would cause any person to violate the Ownership Limitation, is referred to as the Excess Shares. A transfer that would violate the Ownership Limitation will be void and the common stock or preferred stock subject to the transfer will automatically be transferred to an unaffiliated trustee for the benefit of a charitable organization designated by the Board of Directors until sold by the trustee to a third party or purchased by us. This limitation on the ownership of common stock and preferred stock may preclude the acquisition of control of us by a third party without the consent of the Board of Directors. In general, the Board of Directors may waive the Ownership Limitation for any person. In this circumstance, the Ownership Limitation will be proportionally and automatically reduced with regard to all other persons such that no five persons may own more than 50% of the value of the common stock and preferred stock. Certain other provisions contained in our Charter and Bylaws may also have the effect of discouraging a third party from making an acquisition proposal and may thereby inhibit a change in control of us even if a change in control would be in the best interests of the stockholders.

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

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Interest Rates

We are exposed to changes in interest rates obtainable on our secured and unsecured borrowings. We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our mortgage loans receivable.

It is our policy to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, we have also entered into several variable rate debt arrangements. Approximately 34% at December 31, 2003 and 37% at December 31, 2002 of our outstanding debt, including amounts borrowed under our unsecured bank line of credit, were subject to variable rates. In addition, the average interest rate on our debt decreased from 5.26% at December 31, 2002 to 4.91% at December 31, 2003. We review interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. We do not have any other material market-sensitive financial instruments. It is not our policy to engage in hedging activities for speculative or trading purposes.

We may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we are entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we make payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At December 31, 2003, we were not a party to any forward interest rate or similar agreements other than the interest rate cap contract entered into in December 2001 as discussed in “Mortgage Loans and Unsecured Bank Line” above.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands)
Secured Fixed	$8,193	$6,734	$84,369	$8,183	$239,333	$137,771	$484,583	$501,291
Average interest rate	6.42%	5.92%	6.72%	6.08%	5.69%	5.28%	5.78%

Secured Variable	$57,101	$56,861	$50,780	$—	$—	$—	$164,742	$164,742
Average interest rate	4.28%	3.19%	3.37%	—	—	—	3.62%

Unsecured Variable	$—	$89,941	$—	$—	$—	$—	$89,941	$89,941
Average interest rate	—	2.65%	—	—	—	—	2.65%

A change of  1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $320,000, based upon the balances outstanding on variable rate instruments at December 31, 2003.

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

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 5, 2004. Information relating to our Board of Directors, including the independence of the audit committee and audit committee financial expert, will be incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 5, 2004.

We have not yet adopted a code of business conduct and ethics, or code of conduct, but intend to do so in the near future. The code of conduct will be designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. Once adopted, the code will be available on our website (www.glenborough.com). To the extent required by law, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 5, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 5, 2004.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 5, 2004.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 5, 2004.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

Index to Financial Statements and Schedules

		Page No.

(a)	(1) Financial Statements

	Independent Auditors’ Report	42

	Consolidated Balance Sheets as of December 31, 2003 and 2002	43

	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001	44

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	45

	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	46

	Notes to Consolidated Financial Statements	48

	(2) Financial Statement Schedules

	Schedule III - Real Estate and Accumulated Depreciation	72

	Schedule IV - Mortgage Loans Receivable, Secured by Real Estate	77

	(3) Exhibits to Financial Statements

	The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	80

(b)	Reports on Form 8-K

	On October 10, 2003, we filed a report on Form 8-K with respect to the acquisition of two office properties (incorporated herein by reference).

	On December 12, 2003, we filed a report on Form 8-K/A with respect to the acquisition of two office properties (incorporated herein by reference).

On October 28, 2003, we furnished a report on Form 8-K with respect to our press release, announcing results of operations for the quarter ended September 30, 2003 (not incorporated herein by reference).

Independent Auditors’ Report

The Board of Directors and Stockholders

GLENBOROUGH REALTY TRUST INCORPORATED:

We have audited the accompanying consolidated balance sheets of GLENBOROUGH REALTY TRUST INCORPORATED (a Maryland corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules listed in the index to financial statements and schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GLENBOROUGH REALTY TRUST INCORPORATED and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

San Francisco, California

January 28, 2004, except Note 19, as to which the

        date is February 4, 2004

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002

(in thousands, except share amounts)

	2003	2002
ASSETS
Rental properties, gross	$1,402,183	$1,329,382
Accumulated depreciation and amortization	(188,721)	(172,725)

Rental properties, net	1,213,462	1,156,657
Properties held for sale (net of accumulated depreciation of $12,291 as of December 31, 2002)	—	95,697
Investments in land and development	67,493	78,529
Investments in unconsolidated operating joint ventures	12,211	7,822
Mortgage loans receivable	40,323	41,813
Leasing and financing costs (net of accumulated amortization of $14,858 and $14,014 as of December 31, 2003 and 2002, respectively)	26,603	25,577
Cash and cash equivalents	18,992	5,029
Other assets	26,155	23,427

TOTAL ASSETS	$1,405,239	$1,434,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$649,325	$605,996
Unsecured bank line of credit	89,941	76,204
Obligations associated with properties held for sale	—	56,705
Other liabilities	37,159	23,178

Total liabilities	776,425	762,083

Commitments and contingencies (Note 17)

Minority interest	36,969	40,910

Stockholders’ Equity:

Common stock, $0.001 par value, 188,000,000 shares authorized, 27,847,477 and 27,927,698 shares issued and outstanding at December 31, 2003 and 2002, respectively	28	28
Preferred stock, $0.001 par value, 12,000,000 shares authorized, $25.00 liquidation preference, 9,956,300 and 10,097,800 shares issued and outstanding at December 31, 2003 and 2002, respectively	10	10
Additional paid-in capital	779,627	785,051
Deferred compensation	(2,977)	(3,897)
Distributions in excess of accumulated earnings	(184,843)	(149,634)

Total stockholders’ equity	591,845	631,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,405,239	$1,434,551

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2003, 2002 and 2001

(in thousands, except share and per share amounts)

	2003	2002	2001
REVENUE
Rental revenue	$177,987	$154,741	$142,928
Fees and reimbursements from affiliates	3,616	3,672	6,628
Interest and other income	3,566	5,389	5,389
Equity in earnings of unconsolidated operating joint ventures	604	329	246

Total revenue	185,773	164,131	155,191

EXPENSES
Property operating expenses	59,893	48,296	43,585
General and administrative	12,372	11,686	10,961
Depreciation and amortization	54,193	41,426	35,896
Interest expense	34,378	29,089	26,973
Loss on early extinguishment of debt	294	9,998	1,685
Provision for impairment of real estate assets	2,852	—	—
Provision for impairment of non-real estate assets	5,746	—	—

Total expenses	169,728	140,495	119,100

Income before minority interest and discontinued operations	16,045	23,636	36,091
Minority interest	(1,101)	(291)	(2,745)

Income before discontinued operations	14,944	23,345	33,346
Discontinued operations (including net gain on sales of $14,204, $6,704 and $884 in 2003, 2002 and 2001, respectively)	14,710	(855)	10,529

Net income	29,654	22,490	43,875
Preferred dividends	(19,491)	(19,564)	(19,564)
Discount on preferred stock repurchases	254	—	—

Net income available to Common Stockholders	$10,417	$2,926	$24,311

Basic Per Share Data:
Continuing operations	$(0.10)	$0.14	$0.55
Discontinued operations	0.48	(0.03)	0.35

Net income available to Common Stockholders	$0.38	$0.11	$0.90

Basic weighted average shares outstanding	27,608,267	27,524,059	26,974,963

Diluted Per Share Data:
Continuing operations	$(0.10)	$0.13	$0.54
Discontinued operations	0.48	(0.03)	0.35

Net income available to Common Stockholders	$0.38	$0.10	$0.89

Diluted weighted average shares outstanding	27,608,267	30,915,236	30,517,525

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

					Additional paid-in capital	Deferred compen- sation	Distributions in excess of accumulated earnings
	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value				Total
Balance at December 31, 2000	26,994	$27	10,098	$10	$770,996	$(1,143)	$(84,310)	$685,580
Exercise of stock options	5	—	—	—	327	—	—	327
Common stock repurchases	(60)	—	—	—	(1,116)	—	—	(1,116)
Amortization of deferred compensation	—	—	—	—	—	198	—	198
Unrealized gain on marketable securities	—	—	—	—	—	—	31	31
Dividends paid to common and preferred stockholders	—	—	—	—	—	—	(64,886)	(64,886)
Net income	—	—	—	—	—	—	43,875	43,875

Balance at December 31, 2001	26,939	$27	10,098	$10	$770,207	$(945)	$(105,290)	$664,009

Exercise of stock options	801	1	—	—	10,858	—	—	10,859
Conversion of Operating Partnership units into common stock	56	—	—	—	1,151	—	—	1,151
Issuance of common stock to officers	164	—	—	—	3,150	(3,150)	—	—
Common stock repurchases	(32)	—	—	—	(674)	—	—	(674)
Amortization of deferred compensation	—	—	—	—	—	198	—	198
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	359	—	—	359
Unrealized loss on marketable securities	—	—	—	—	—	—	(31)	(31)
Dividends paid to common and preferred stockholders	—	—	—	—	—	—	(66,803)	(66,803)
Net income	—	—	—	—	—	—	22,490	22,490

Balance at December 31, 2002	27,928	$28	10,098	$10	$785,051	$(3,897)	$(149,634)	$631,558

Exercise of stock options	125	—	—	—	1,660	—	—	1,660
Conversion of Operating Partnership units into common stock	10	—	—	—	200	—	—	200
Common and preferred stock repurchases	(216)	—	(142)	—	(6,957)	—	—	(6,957)
Amortization of deferred compensation	—	—	—	—	—	920	—	920
Accelerated vesting of stock options	—	—	—	—	122	—	—	122
Discount on preferred stock repurchases	—	—	—	—	(254)	—	254	—
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(195)	—	—	(195)
Dividends paid to common and preferred stockholders	—	—	—	—	—	—	(65,117)	(65,117)
Net income	—	—	—	—	—	—	29,654	29,654

Balance at December 31, 2003	27,847	$28	9,956	$10	$779,627	$(2,977)	$(184,843)	$591,845

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$29,654	$22,490	$43,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	58,624	52,912	47,892
Amortization of loan fees, included in interest expense (including discontinued operations)	3,102	2,331	1,574
Accrued interest on mortgage loans receivable	(2,871)	(2,752)	(1,811)
Minority interest in income from operations	1,101	291	2,745
Equity in earnings of unconsolidated operating joint ventures	(604)	(329)	(246)
Gains on sales of real estate assets	(14,204)	(6,704)	(884)
Losses on early extinguishment of debt (including discontinued operations)	5,882	11,442	1,732
Provision for impairment of real estate assets (including discontinued operations)	2,852	15,845	—
Provision for impairment of non-real estate assets	5,746	—	—
Amortization of deferred compensation	920	198	198
Accelerated vesting of stock options	122	—	—
Changes in certain assets and liabilities, net	(18,665)	(10,228)	(15,356)

Net cash provided by operating activities	71,659	85,496	79,719

Cash flows from investing activities:
Net proceeds from sales of rental properties	203,116	77,152	107,314
Acquisition of rental properties	(194,605)	(126,040)	(109,951)
Payments for capital and tenant improvements	(29,536)	(26,028)	(21,942)
Investments in land and development	(10,059)	(20,682)	(49,707)
Investments in unconsolidated operating joint ventures	(75)	—	(86)
Distributions from unconsolidated operating joint ventures	2,742	—	—
Buyout of minority interest in consolidated subsidiary	(175)	—	—
Additions to mortgage loans receivable	(2,720)	—	—
Principal payments from mortgage loans receivable	7,081	—	—

Net cash used for investing activities	(24,231)	(95,598)	(74,372)

Cash flows from financing activities:
Proceeds from borrowings	303,399	300,006	447,688
Repayment of borrowings	(256,647)	(217,136)	(479,306)
Prepayment penalties on loan payoffs	(5,110)	(10,010)	(849)
Contributions from minority interest holders	—	27	147
Distributions to minority interest holders	(4,938)	(5,304)	(5,137)
Dividends paid to common and preferred stockholders	(65,117)	(66,803)	(64,886)
Exercise of stock options	1,660	10,859	327
Repurchases of common stock	(3,419)	(674)	(1,116)
Repurchases of preferred stock	(3,538)	—	—

Net cash provided by (used for) financing activities	(33,710)	10,965	(103,132)

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS–continued

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
Net increase (decrease) in cash and cash equivalents	$13,719	$863	$(97,785)
Cash and cash equivalents at beginning of year	5,273	4,410	102,195

Cash and cash equivalents at end of year before adjustment for properties held for sale	18,992	5,273	4,410
Cash and cash equivalents at properties held for sale	—	(244)	—

Cash and cash equivalents at end of year	$18,992	$5,029	$4,410

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,119, $3,939 and $4,573 in 2003, 2002 and 2001, respectively)	$35,387	$36,876	$37,483

Supplemental disclosure of Non-Cash Investing and Financing Activities:
Assumption of mortgage loans in acquisition of real estate	$18,815	$3,882	$82,203

Disposition of real estate involving buyer’s assumption of mortgage loans	$61,218	$4,850	$4,248

Transfers from investments in land and development and unconsolidated operating joint ventures to real estate assets	$18,084	$36,494	$39,250

Acquisition of investment in operating joint venture:
Exchange of related note receivable	$3,775	$—	$—
Issuance of note payable, net of discount	2,518	—	—

Total	$6,293	$—	$—

Note receivable from sale of investment in development	$—	$3,775	$—

Reallocation of limited partners’ interests in Operating Partnership	$(195)	$359	$—

Conversion of Operating Partnership units into common stock, at market value on date of issuance	$200	$1,151	$—

Unrealized gain (loss) on marketable securities	$—	$(31)	$31

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Note 1. ORGANIZATION

Glenborough Realty Trust Incorporated (the “Company”) was incorporated in the State of Maryland on August 26, 1994. The Company commenced operations on January 1, 1996. The Company has elected to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code. The common and preferred stock of the Company (the “Common Stock” and the “Preferred Stock”, respectively) are listed on the New York Stock Exchange (“NYSE”) under the trading symbols “GLB” and “GLB Pr A”, respectively.

As of December 31, 2003, 27,847,477 shares of Common Stock and 9,956,300 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 3,001,957 shares of Common Stock issuable upon redemption of 3,001,957 partnership units in the Operating Partnership (as defined below), there would be 30,849,434 shares of Common Stock outstanding as of December 31, 2003. In 1999 and 2000, the Company’s Board of Directors authorized the repurchase of up to 8,210,700 shares of Common Stock and 3,450,000 shares of Preferred Stock. As of December 31, 2003, 6,394,816 shares of Common Stock and 1,543,700 shares of Preferred Stock have been repurchased at a total cost of approximately $131 million.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and an 89.27% limited partner interest at December 31, 2003, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of December 31, 2003, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 65 real estate projects.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of December 31, 2003 and 2002, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the years ended December 31, 2003, 2002 and 2001. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under FIN 46 Revised’s provisions no later than the first quarter of fiscal 2004. The Company has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. Certain of the entities through which and with which the Company conducts business, including those described in Notes 6 and 8 have been deemed to be VIEs under the provisions of FIN 46 Revised. As discussed above, the Company expects to consolidate the entity known as Marina Shores, effective March 31, 2004, as the Company is the primary beneficiary. The total assets and liabilities of Marina Shores were approximately $82.7 million and $50.4 million, respectively, at December 31, 2003. There are other alliances which are VIEs, but of which the Company is not the primary beneficiary.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB under FSP 150-3. This standard did not have a material impact on our consolidated financial position or results of operations.

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

As of December 31, 2003, 266,241 shares of bonus grants were outstanding under the Plan. The fair value of the shares granted has been recorded as deferred compensation in the accompanying financial statements and is being charged to earnings ratably over the respective vesting periods that range from 5 to 10 years. As a result, additional compensation expense of $920,439, $198,700 and $197,892 was recognized during the years ended December 31, 2003, 2002 and 2001, respectively, which is included in general and administrative expense on the accompanying consolidated statements of operations.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

	2003	2002	2001
Net income available to Common Stockholders As reported	$10,417	$2,926	$24,311
SFAS No. 123 Adjustment	(89)	(1,022)	(1,807)

Pro forma	$10,328	$1,904	$22,504

Basic earnings per share As reported	$0.38	$0.11	$0.90
SFAS No. 123 Adjustment	—	(0.04)	(0.07)

Pro forma	$0.38	$0.07	$0.83

Diluted earnings per share As reported	$0.38	$0.10	$0.89
SFAS No. 123 Adjustment	—	(0.04)	(0.07)

Pro forma	$0.38	$0.06	$0.82

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

Purchase accounting is applied to the assets and liabilities related to real estate properties acquired by the Company subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards No. 141, Business Combinations, whereby the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of at-market in-place leases and value of tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values (included in rental properties, gross in the accompanying consolidated balance sheet) are amortized as a reduction of rental revenue over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (included in other liabilities in the accompanying consolidated balance sheet) are amortized as an increase to rental revenue over the initial term and any fixed rate renewal periods in the respective leases. Our leases do not currently include fixed-rate renewal periods.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships (if any), is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between at-market in-place lease values and tenant relationships (if any) based on management’s evaluation of the specific characteristics of each tenant’s lease. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of at-market in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Depreciation is provided using the straight line method over the useful lives of the respective assets. The useful lives are as follows:

Buildings and Improvements	5 to 40 years
Tenant Improvements	Term of the related lease
Furniture and Equipment	5 to 7 years
Acquired in-place leases	Remaining term of the related lease

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

Cash and Cash Equivalents

The Company considers short-term investments (including certificates of deposit) with an original maturity of three months or less at the time of investment to be cash equivalents.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities (included in other liabilities), and the unsecured bank line of credit, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates that the Company would be able to obtain for mortgage loans to third parties with similar terms, the carrying value of the Company’s mortgage loans receivable approximates fair value. Based on interest rates available to the Company for debt with comparable maturities and other terms, the estimated fair value of the Company’s secured mortgage loans as of December 31, 2003, would be approximately $666,033 (in thousands).

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

At December 31, 2003 and 2002, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed in Note 10.

Leasing and Financing Costs

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related notes payable or leases.

Minority Interest

Minority interest represents the 9.73% and 9.74% limited partner interests in the Operating Partnership not held by the Company at December 31, 2003 and 2002, respectively. The Company periodically adjusts the carrying value of minority interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of limited partnership interest in the Operating Partnership.

Revenues

The Company recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Company’s collection experience and the credit quality of the Company’s tenants changes. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Company has previously recognized as revenue, or if other tenants pay rent whom the Company previously estimated would not. Rental revenue also includes the amortization of above or below market in-place leases recognized in accordance with SFAS No. 141 as discussed under the previous “Rental Properties” accounting policy.

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

For the years ended December 31, 2003, 2002 and 2001, no tenants represented 10% or more of rental revenue of the Company.

Fee and reimbursement revenue consists of property management fees, asset management fees, and transaction fees from the acquisition, disposition, refinancing, leasing and construction supervision of real estate for unconsolidated affiliates.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Sales of Real Estate

The Company recognizes sales of real estate when a contract has been executed, a closing has occurred, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement in the property. Each property is considered a separately identifiable component of the Company and is reported in discontinued operations when the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction. Interest expense associated with a mortgage loan is classified as a component of discontinued operations if that loan is directly secured by a property classified as a discontinued operation.

Income Taxes

The Company has elected to be taxed as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code. A real estate investment trust is generally not subject to federal income tax on that portion of its taxable income that is distributed to its stockholders, provided that at least 90% of taxable income is distributed. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. For the years ended December 31, 2003, 2002 and 2001, approximately 85%, 27% and 5%, respectively, of the distributions paid to common stockholders represented a return of capital for income tax purposes. For the years ended December 31, 2003, 2002 and 2001, none of the distributions paid to preferred stockholders represented a return of capital for income tax purposes. The Company has generally elected to distribute all of its taxable capital gain. For the years ended December 31 2003, 2002 and 2001, approximately 0%, 5% and 2%, respectively, of the distributions paid to common stockholders and approximately 0%, 7% and 2%, respectively, of the distributions paid to preferred stockholders represents a dividend taxable as long-term capital gain. Approximately 0%, 3% and 1% of the distributions paid to common stockholders and 0%, 4% and 1% of the distributions paid to preferred stockholders represents a dividend taxable as unrecaptured Section 1250 gain for the years ended December 31, 2003, 2002 and 2001, respectively. The portion of the distributions other than return of capital, long-term capital gain and unrecaptured Section 1250 gain is taxable as ordinary dividend income.

Note 3. RENTAL PROPERTIES

The cost and accumulated depreciation of rental properties, by market, as of December 31, 2003 and 2002, are as follows (in thousands):

	2003
	Land	Buildings & Improve- ments	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$33,663	$219,608	$253,271	$(21,327)	$231,944	*
Boston	22,751	161,038	183,789	(23,804)	159,985	*
Southern California	39,780	189,081	228,861	(17,617)	211,244	*
Northern New Jersey	26,137	144,666	170,803	(27,995)	142,808
San Francisco	36,051	83,195	119,246	(11,056)	108,190
Chicago	2,746	102,814	105,560	(24,152)	81,408
Tampa/Orlando	8,286	41,016	49,302	(9,272)	40,030
St. Louis	7,192	27,746	34,938	(5,870)	29,068
Minneapolis	6,129	30,629	36,758	(6,821)	29,937
Denver	4,654	37,919	42,573	(4,651)	37,922
Las Vegas	7,746	33,269	41,015	(7,070)	33,945
Philadelphia	2,505	26,478	28,983	(6,626)	22,357
Omaha	1,534	34,601	36,135	(7,304)	28,831
Indianapolis	691	6,240	6,931	(2,435)	4,496
Others	11,107	52,911	64,018	(12,721)	51,297

Total	$210,972	$1,191,211	$1,402,183	$(188,721)	$1,213,462

*	Includes at market and above market rate in-place leases, net of accumulated amortization, of $7,074 in Washington D.C., $9,083 in Southern California, and $6,949 in Boston.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

	2002
	Land	Buildings & Improve- ments	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$21,057	$147,697	$168,754	$(16,270)	$152,484 *
Boston	9,177	103,363	112,540	(18,511)	94,029
Southern California	46,035	167,435	213,470	(11,354)	202,116 *
Northern New Jersey	24,438	142,710	167,148	(24,545)	142,603
San Francisco	36,051	84,406	120,457	(10,483)	109,974
Chicago	2,746	101,925	104,671	(20,189)	84,482
Tampa/Orlando	9,765	46,832	56,597	(9,589)	47,008
St. Louis	7,192	28,424	35,616	(6,901)	28,715
Minneapolis	6,129	29,590	35,719	(5,864)	29,855
Denver	10,841	90,228	101,069	(11,222)	89,847
Las Vegas	15,864	54,435	70,299	(10,063)	60,236
Philadelphia	4,902	49,442	54,344	(9,266)	45,078
Omaha	1,534	33,993	35,527	(5,859)	29,668
Indianapolis	2,096	33,351	35,447	(5,182)	30,265
Atlanta	1,174	40,822	41,996	(7,906)	34,090
Others	15,091	64,791	79,882	(11,812)	68,070

Gross Total	$214,092	$1,219,444	$1,433,536	$(185,016)	$1,248,520

Properties held for sale:
Atlanta	(1,174)	(40,822)	(41,996)	7,906	(34,090)
Southern California	(8,697)	—	(8,697)	—	(8,697)
Texas	(6,481)	(18,656)	(25,137)	1,358	(23,779)
Indianapolis	(1,405)	(26,919)	(28,324)	3,027	(25,297)

Total properties held for sale	(17,757)	(86,397)	(104,154)	12,291	(91,863)

Net Total	$196,335	$1,133,047	$1,329,382	$(172,725)	$1,156,657

*	Includes at market and above market in-place leases, net of accumulated amortization, of $948 in Washington D.C. and $3,472 in Southern California.

The Company leases its commercial and industrial property under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	$142,339
2005	123,800
2006	108,146
2007	89,022
2008	64,302
Thereafter	126,700

$654,309

Note 4. ACQUISITIONS OF RENTAL PROPERTIES

In the fourth quarter of 2003, the Company acquired 610 West Ash, a 174,247 square foot, 19-story, Class A office building located in downtown San Diego, California. The total acquisition cost of approximately $32.5 million was funded with a new $18.8 million 5-year fixed rate mortgage from a life insurance company and proceeds from property sales. The new loan bears a fixed interest rate of 4.57%. SFAS No. 141 requires the acquirer to allocate a portion of the acquisition costs to intangible assets and liabilities in applying the purchase method of accounting.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Assets related to at market and above market rate in-place leases recognized in the 610 West Ash transaction amounted to approximately $2.7 million. Liabilities related to below market rate in-place leases amounted to approximately $134,000.

In the fourth quarter of 2003, the Company acquired Quincy Crossing, a 109,821 square foot, 7-story Class A multi-tenant office building located in Arlington, VA. The total acquisition cost of approximately $34.2 million was funded using a combination of 1031 tax-deferred exchange proceeds from sale properties and a $22 million 10-year fixed rate loan from a life insurance company. The new loan bears a fixed rate of interest of 5.93%. Assets related to at market rate in-place leases recognized in the Quincy Crossing transaction amounted to approximately $2.3 million.

In the second quarter of 2003, the Company acquired 99 Summer Street, a 271,980 square foot office building located in Boston, Massachusetts. The total acquisition cost of approximately $68.3 million was funded using 1031 tax-deferred exchange proceeds from the Gateway Park Industrial sale (as discussed below), along with a new $45 million 10-year fixed rate mortgage from a life insurance company. The new loan bears a fixed interest rate of 4.83%. Assets related to at market and above market rate in-place leases recognized in the 99 Summer Street transaction amounted to approximately $7.6 million. Liabilities related to below market rate in-place leases amounted to approximately $2.6 million.

In the first quarter of 2003, the Company acquired 1525 Wilson Boulevard, a 305,000 square foot office building located in Arlington, Virginia. The total acquisition cost of approximately $71.3 million was funded with a new $50 million mortgage loan (as discussed in Note 10) and the proceeds from the disposition of several industrial properties in the fourth quarter of 2002, as well as two industrial property sales in the first quarter of 2003, as discussed below. Assets related to at market and above market rate in-place leases recognized in the 1525 Wilson Boulevard transaction amounted to approximately $4.8 million. Liabilities related to below market rate in-place leases amounted to approximately $695,000.

Note 5. DISPOSITIONS OF RENTAL PROPERTIES

In 2003, the Company sold seventeen non-core properties for an aggregate sales price of $284.3 million which generated a total net gain of approximately $14.2 million.

The seventeen properties sold were:

Property	Type	Location	Date of Sale	Bldg. count	Square Footage/ Units	Sales Price ($000’s)
Covance Business Center	Industrial	Indianapolis, IN	1/8/03	1	333,600 sf	$27,600
Bellanca Airport Park	Industrial	Los Angeles, CA	1/30/03	1	84,201 sf	11,000
Buschwood III	Office	Tampa, FL	3/25/03	1	77,095 sf	6,983
Clark Avenue	Office	King of Prussia, PA	3/27/03	1	40,000 sf	2,500
Valley Forge VII	Industrial	Norristown, PA	3/27/03	1	25,700 sf	3,200
Canyons	Multifamily	Fort Worth, TX	3/28/03	1	349 units	24,620
Valley Forge IV	Industrial	Norristown, PA	3/31/03	1	51,600 sf	3,950
Valley Forge III	Industrial	Norristown, PA	4/29/03	1	27,750 sf	2,650
Palms Bus. Center III and South	Industrial	Las Vegas, NV	5/15/03	2	268,547 sf	28,100
Gateway Industrial	Industrial	Aurora, CO	6/30/03	11	1,328,534 sf	68,727
Valley Forge V	Office	Norristown, PA	7/18/03	1	25,150 sf	2,200
Ashford Perimeter	Office	Atlanta, GA	8/1/03	1	287,997 sf	37,600
Montrose Office Park	Office	Rockville, MD	9/30/03	4	184,280 sf	26,250
University Tech Center	Office	Pomona, CA	12/8/03	1	100,446 sf	13,475
Lehigh Valley Exec. Campus	Office	Allentown, PA	12/11/03	1	161,405 sf	12,850
Navistar – Baltimore	Industrial	Baltimore, MD	12/17/03	1	274,000 sf	4,300
3 Executive Place	Office	Franklin Township, NJ	12/23/03	1	85,765 sf	8,245

Total					3,356,070 sf	$284,250

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the gain or loss on sale and the related operating results from these sold properties are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet with the related results from operations classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. There were no properties classified as held for sale at December 31, 2003 and four properties were classified as held for sale at December 31, 2002.

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

Below is a summary of the results of operations of sold and held for sale properties through their respective disposition dates, if applicable (dollars in thousands):

	Years ended December 31,
	2003	2002	2001
Rental revenue	$20,650	$43,052	$45,755
Interest and other income	5	20	42

Total revenue	20,655	43,072	45,797

Property operating expenses	6,005	12,197	13,273
General and administrative	2	2	7
Depreciation and amortization	4,431	11,486	11,996
Interest expense	4,123	9,657	10,829
Loss on early extinguishment of debt	5,588	1,444	47
Provision for impairment of real estate assets	—	15,845	—

Total expenses	20,149	50,631	36,152

Income (loss) before gain on sales of real estate	506	(7,559)	9,645
Gain on sales of real estate	14,204	6,704	884

Discontinued operations	$14,710	$(855)	$10,529

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Note 6. INVESTMENTS IN LAND AND DEVELOPMENT

The Company’s investments in land and development decreased from $78,529,000 at December 31, 2002, to $67,493,000 at December 31, 2003. This decrease is primarily due to the completion of the fourth and final phase of Centerpointe at Bridgewater, a 96,000 square foot office building located in New Jersey, which the Company developed and placed into service at the beginning of the second quarter of 2003. The Company’s investment of approximately $13.3 million was transferred to real estate assets upon completion. This property is currently in the stabilization phase. The loan secured by this property contains a recourse provision to the Company in the aggregate amount of $14 million; however this loan was not fully drawn as of December 31, 2003. The outstanding balance at December 31, 2003, was approximately $11 million.

This decrease was partially offset by additional investments in the following properties under development and land held for development:

Properties Under Development

As of December 31, 2003

Market	Properties	Description	City	Square Footage	Economic Interest		Investment Balance ($000’s)
Denver	Three Gateway Center	Third office building constructed at Gateway Park (4-story)	Denver	80,258	50	% (1)	$1,495

Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	62,971	50	% (1)	753

TOTAL				143,229			$2,248

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Land Held for Development

As of December 31, 2003

Market	Properties	Description	City	Proposed Sq. Footage	Economic Interest		Investment Balance ($000’s)
Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100	% (4)	$5,032

	Subtotal - Boston			235,000			5,032

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 465 acres undeveloped	Denver	5,000,000	50	%(2)	42,610	(5)
	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado zoned for office use	Denver	120,000	100	%(4)	4,750

	Subtotal - Denver			5,120,000			47,360

San Francisco	Marina Shores	Mixed-use waterfront community, which could include up to 300,000 square feet of office space and 1,900 multifamily units	Redwood City	300,000	50	%(3)	31,017
	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office campus	Hayward	600,000	100	%(4)	16,427

	Subtotal - San Francisco			900,000			47,444
		Other land not currently under development	New Jersey/San Francisco				5,732

TOTAL				6,255,000			$105,568

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT AND MORTGAGE LOANS RECEIVABLE				6,398,229			$107,816

(1)	Interest in the form of mezzanine loans.
(2)	Interest in the form of a mortgage loan receivable, mezzanine loans and equity.
(3)	Interest in the form of equity and mezzanine loans.
(4)	100% independently owned by the Company.
(5)	$40,323 of this investment balance represents the balance of the mortgage loans receivable at December 31, 2003.

The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under its development alliances, the Company has provided an aggregate of approximately $35.1 million in debt guarantees; however, some of the loans were not fully drawn as of December 31, 2003. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. The Company would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for the Company’s obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that the Company must make payments under one of these guarantees, its only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by the Company in such an event can be made at this time.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Certain of the alliances with which the Company conducts business have been deemed to be VIEs as defined by FIN 46 Revised. The Company expects to consolidate the entity known as Marina Shores, effective March 31, 2004, as the Company is the primary beneficiary. The total assets and liabilities of Marina Shores were approximately $82.7 million and $50.4 million, respectively, at December 31, 2003. There are other alliances which are VIEs, but in which the Company is not the primary beneficiary. The total assets and liabilities of such entities were approximately $87.5 million and $46.4 million, respectively, at December 31, 2003. The Company’s maximum exposure to loss is equal to its investments in these arrangements, plus the related debt guarantees, as described above.

Note 7. INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company’s investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings (losses). Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated operating joint ventures consist of the following as of December 31, 2003 and 2002 (dollars in thousands):

					Investment Balance at December 31,
Joint Venture	Ownership Interest	Property Location	Square Footage	Property Type	2003	2002
Rincon Center I & II	10%	San Francisco, California	741,103	Mixed-Use	$4,119	$4,225
2000 Corporate Ridge	10%	McLean, Virginia	255,980	Office	2,895	3,171
Gateway Retail I	50%	Denver, Colorado	12,000	Retail	424	426
Lakecrest Apartments	27%	Aurora, Colorado	440 units	Residential	4,773	—

					$12,211	$7,822

During the third quarter of 2003, the Company exchanged a note receivable in the amount of $3,775,000 and issued a note payable in the amount of $2,925,000 to acquire a 27% interest in the Lakecrest Apartments at Gateway Business Park, a 440-unit multifamily property. A discount of $407,000 was recorded on the note payable as the interest rate on the note was less than market. In the fourth quarter of 2003, the Company received a $1,602,000 cash flow distribution from this joint venture which reduced the Company’s investment balance.

Note 8. MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage of approximately $40 million, including accrued interest, at December 31, 2003, secured by a 50% interest in 465 acres of land at Gateway Park in Aurora, Colorado (see table in Note 6). The loan was originally funded in June 1998. Through December 31, 2002, the loan accrued interest at a fixed rate of 13% and was set to mature in July 2005. Effective January 1, 2003, the loan was modified to reduce the interest rate to 6.5% and to extend the maturity date to July 2007. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. In 2003, payments totaling approximately $4.4 million were received and applied to first to accrued interest and then to principal. Gateway Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development. No loan loss reserves have been recorded related to this loan.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The borrowing entities in this loan arrangement have been deemed to be VIEs, but the Company is not the primary beneficiary. The Company’s maximum exposure to loss is equal to the recorded amount of its loan, including accrued interest.

Note 9. OTHER ASSETS

As of December 31, 2003 and 2002, other assets on the consolidated balance sheets consist of the following (in thousands):

	2003	2002
Accounts receivable, net	$3,055	$3,169
Straight-line rent receivable, net	11,130	6,570
Prepaid expenses	1,309	4,313
Impound accounts	4,627	2,352
Notes receivable	3,724	3,775
Investment in management contracts	1,749	2,356
Corporate office fixed assets, net	454	744
Other	107	148

Total other assets	$26,155	$23,427

Note 10. SECURED AND UNSECURED LIABILITIES

The Company had the following secured mortgage loans and unsecured bank line of credit outstanding as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Secured loans with various lenders, bearing interest at fixed rates between 4.57% and 8.13% at December 31, 2003 and 4.83% and 8.13% at December 31, 2002, with monthly principal and interest payments ranging between $29 and $292 and maturing at various dates through December 1, 2013. These loans are secured by properties with an aggregate net carrying value of $389,443 and $382,237 at December 31, 2003 and 2002, respectively. The Company has recorded a premium of approximately $2.2 million on one of these loans. See further discussion below.	$297,327	$274,966

Secured loans with various lenders, bearing interest at variable rates ranging between 3.12% and 3.47% at December 31, 2003 and 3.38% and 3.88% at December 31, 2002, and maturing at various dates through January 31, 2006. These loans are secured by properties with an aggregate net carrying value of $183,743 and $198,371 at December 31, 2003 and 2002, respectively.	129,641	149,936

Secured loan with an insurance company, net of unamortized discount of $1,492 and $1,801 at December 31, 2003 and 2002, respectively. The loan has two fixed rate components. The fixed rate component of $44,460 bears interest at 6.13%, matures on November 10, 2008, and requires monthly principal and interest payments of $296. The fixed rate component of $91,353 bears interest at 5.91%, matures on November 10, 2008, and requires monthly principal and interest payments of $595. The two components are cross-collateralized and are secured by properties with an aggregate net carrying value of $193,578 and $200,956 at December 31, 2003 and 2002, respectively.	135,813	137,684

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

	2003	2002
Secured loan with an insurance company, net of unamortized discount of $679 and $819 at December 31, 2003 and 2002, respectively. The loan has both a fixed rate and a variable rate component. The fixed rate component of $51,443 bears interest at 6.13%, matures on November 10, 2008, and requires monthly principal and interest payments of $343. The variable rate component of $35,101 bears interest at a floating rate of 30-day LIBOR plus 3.25%, with a floor of 5% (5% at December 31, 2003 and 2002), matures on December 11, 2004, and requires monthly interest-only payments. The two components are cross-collateralized and are secured by properties with an aggregate net carrying value of $136,879 and $157,248 at December 31, 2003 and 2002 respectively.	$86,544	$96,127

Total mortgage loans	649,325	658,713

Unsecured $180,000 line of credit with a group of commercial banks, with a variable interest rate of 30-day LIBOR plus 1.525% at December 31, 2003 and 2002 (2.65% and 2.91%, respectively), monthly interest only payments and a maturity date of September 19, 2005, with one one-year extension option.	89,941	76,204

Total secured and unsecured liabilities before adjustment for properties held for sale	$739,266	$734,917

Mortgage loans on the consolidated balance sheet as of December 31, 2002 are presented net of properties classified as held for sale. The following table reconciles total secured and unsecured liabilities from the table above to the amounts presented on the consolidated balance sheet:

December 31, 2002
Total mortgage loans	$658,713
Mortgage loans related to properties held for sale (Note 5)	(52,717)

Total mortgage loans adjusted for properties held for sale	605,996
Unsecured bank line	76,204

Total secured and unsecured liabilities	$682,200

At December 31, 2003, the Company’s indebtedness included fixed-rate debt of $484,583,000 and floating-rate debt of $254,683,000, and the Company’s ratio of total debt to gross book assets was approximately 46%.

During the year ended December 31, 2003, mortgage loans payable decreased from $658,713,000 to $649,325,000. This decrease resulted from loan payoffs of $33,415,000 due to debt maturities and scheduled principal amortization, loan payoffs of $129,719,000 in connection with property sales, and $29,785,000 paid off in connection with a refinancing (discussed below), partially offset by $181,595,000 in new mortgage loans (discussed below) and $1,936,000 of draws on a construction loan.

In the fourth quarter of 2003, in connection with the acquisition of 610 West Ash (as discussed in Note 4), the Company assumed a mortgage loan with an outstanding balance of approximately $16.6 million. The loan has a maturity date of October 10, 2008 and bears interest at a fixed rate of 6.75%. This loan was assumed by the Company as it has a lockout period which does not expire until November 2004. Upon expiration of the lockout, the Company plans to refinance this loan at a more favorable interest rate. An estimated prepayment penalty of approximately $1.9 million will be incurred upon payoff. As this assumed loan bears an interest rate which is higher than current market interest rates, the Company recorded a loan premium of approximately $2.2 million to reflect this loan at its fair value of approximately $18.8 million. This premium was calculated assuming a market interest rate of 4.57%, which represents a five-year treasury rate of 3.07% at December 31, 2003, plus a spread of 150-basis points.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

In the fourth quarter of 2003, in order to finance the acquisition of Quincy Crossing (as discussed in Note 4), the Company obtained a $22 million loan. The loan has a maturity date of November 1, 2013 and bears interest at a fixed rate of 5.93%.

In the fourth quarter of 2003, the Company closed a $27.5 million loan which is secured by a 157,000 square foot office property located in Irvine, California. The loan has a maturity date of December 1, 2013 and bears interest at a fixed rate of 6.09%. This property had previously been part of a cross-collateralized pool for a loan with an outstanding balance of approximately $75.6 million, a maturity date of December 5, 2005, and bearing interest at a floating rate of 30-day LIBOR plus 2%. In the fourth quarter of 2003, the Company paid down this loan approximately $29.8 million, removed this property from the collateral pool and refinanced it with the above noted $27.5 million loan.

In the third quarter of 2003, in order to finance the acquisition of 99 Summer Street (as discussed in Note 4), the Company obtained a $45 million loan. The loan has a maturity date of August 1, 2013 and bears interest at a fixed rate of 4.83%.

In the first quarter of 2003, in order to finance the acquisition of 1525 Wilson Boulevard (as discussed in Note 4), the Company obtained a $50 million loan. The loan has a maturity date of January 31, 2006 and bears interest at the floating rate of 30-day LIBOR plus 2.25%. The interest rate on this loan at December 31, 2003, was 3.37%.

In the first quarter of 2003, the Company closed a $17.5 million loan which is secured by a 144,000 square foot office property located in Alexandria, Virginia. The loan has a maturity date of March 1, 2008 and bears interest at a fixed rate of 5%.

Outstanding borrowings under the Company’s unsecured bank line of credit increased from $76,204,000 at December 31, 2002, to $89,941,000 at December 31, 2003. The increase was due to draws totaling $138,683,000 for the acquisition of properties, repayment of other debt, stock repurchases and development advances, offset by pay downs totaling $124,946,000 generated from the sales of properties, proceeds of a new mortgage loan and cash flow from operations. The unsecured bank line of credit requires the Company, among other things, to be in compliance with certain financial and operating covenants. The Company has been in compliance during all of 2003 and remains in compliance at December 31, 2003.

At December 31, 2003, the Company was not a party to any open interest rate protection agreements other than an interest rate cap contract entered into in December 2001 which will expire in December 2004. In connection with a 2001 secured financing, the Company entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expires over a term concurrent with the secured financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the secured financing, and caps 30-day LIBOR to a maximum of 6%. As of December 31, 2003 and 2002, the 30-day LIBOR rate was 1.12% and 1.38%, respectively. The Company paid a $594,000 fee at the inception of this cap agreement of which $278,000 has been charged to earnings as of December 31, 2003. The remaining $316,000 will be charged to earnings in 2004. No further payments are required under this cap agreement.

Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of December 31, 2003, are as follows (in thousands). Included in the year ending December 31, 2005, is the unsecured bank line of credit balance of $89,941 which has an initial maturity of September 19, 2005.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Year Ending December 31,
2004	$65,294
2005	153,536
2006	135,149
2007	8,183
2008	239,333
Thereafter	137,771

Total	$739,266

Note 11. OTHER LIABILITIES

As of December 31, 2003 and 2002, other liabilities on the consolidated balance sheets consist of the following (in thousands):

	2003	2002
Accounts payable and accrued liabilities	$4,559	$4,028
Aircraft lease buyout (see Note 16)	5,747	—
Interest payable	1,545	1,424
Security deposits	6,393	6,025
Property taxes payable	1,084	2,226
Prepaid rents	4,528	688
Unsecured note payable	2,575	—
SFAS No. 141 Below market rate leases, net	5,402	3,651
Accrued retirement benefits	5,081	4,622
Deferred income	245	336
Equipment leases	—	178

Total other liabilities	$37,159	$23,178

Note 12. LOSSES ON EARLY EXTINGUISHMENT OF DEBT

In connection with various loan payoffs, the Company recorded aggregate losses on early extinguishment of debt of $5,882,000, $11,442,000 and $1,732,000 for the years ended December 31, 2003, 2002 and 2001, respectively, consisting of the write-off of unamortized original issuance costs and prepayment penalties. Of these total losses, $5,588,000, $1,444,000 and $47,000 have been included in discontinued operations for the years ended December 31, 2003, 2002 and 2001, respectively, as they are related to loan payoffs in connection with property sales.

Note 13. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $3,616,000, $3,672,000, and $6,628,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and consisted of property management fees, asset management fees and other fee income.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Note 14. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Years ended December 31,
	2003	2002	2001
Net income available to Common Stockholders – Basic	$10,417	$2,926	$24,311
Minority interest	—	291	2,745

Net income available to Common Stockholders – Diluted	$10,417	$3,217	$27,056

Weighted average shares:
Basic	27,608,267	27,524,059	26,974,963
Stock options and restricted stock	—	324,105	469,834
Convertible Operating Partnership Units	—	3,067,072	3,072,728

Diluted	27,608,267	30,915,236	30,517,525

Basic earnings per share	$0.38	$0.11	$0.90
Diluted earnings per share	$0.38	$0.10	$0.89

Options to purchase 3,021,034 shares of the Company’s common stock and 3,008,815 convertible operating partnership units have been excluded from the computation of diluted earnings per share for the year ended December 31, 2003, as they are all anti-dilutive. Options to purchase 2,851,903 and 3,676,352 shares of the Company’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2002 and 2001, respectively because their exercise prices were greater than the average market price of the Company’s common stock of $20.43 and $18.50, respectively. The preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented.

Note 15. STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the “Plan”) to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company’s 1997 Annual Meeting of Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights (“SARs”) or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights (“DERs”), Performance Units or Preference Shares. The total number of shares of Common Stock available under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under the Plan, may be granted under the Plan may not exceed 1,140,000 shares. In May 1999, the Company’s stockholders approved the grant of 700,000 non-qualified stock options to Robert Batinovich, Chairman of the Company, and 300,000 non-qualified stock options to Andrew Batinovich, President and CEO of the Company, outside the Plan, at exercise prices ranging from $27.03 to $37.84. As of December 31, 2003, 3,021,034 options to purchase shares of Common Stock were outstanding under the Plan, including the 1,000,000 stock options granted to Robert Batinovich and Andrew Batinovich as described above.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

A summary of the status of the Company’s stock option plan as of December 31, 2003, 2002 and 2001, and changes during the years then ended are presented in the table below:

	2003		2002		2001
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	3,223,743	$22.03	4,146,186	$20.23	3,683,186	$20.53
Granted	—	—	5,000	$20.69	640,000	$17.79
Exercised	(125,212)	$14.17	(801,776)	$13.54	(15,000)	$14.00
Forfeited/Canceled	(77,497)	$18.54	(125,667)	$16.72	(162,000)	$18.02

Outstanding at end of year	3,021,034	$22.44	3,223,743	$22.03	4,146,186	$20.23
Exercisable at end of year	2,282,633	$24.35	2,090,529	$25.06	2,661,802	$22.23

The following table summarizes information about stock options outstanding at December 31, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	Number Outstanding at 12/31/03	Weighted-average remaining contractual life	Weighted- average exercise price	Number Exercisable at 12/31/03	Weighted- average exercise price
Range of Exercise Prices
$11.35 to $15.14	481,440	3.9 years	$13.46	334,201	$13.80
$15.14 to $18.92	1,003,663	5.9 years	$17.20	430,834	$16.86
$18.92 to $22.70	500,931	4.0 years	$21.32	482,598	$21.39
$22.70 to $26.49	23,000	3.3 years	$25.07	23,000	$25.07
$26.49 to $30.27	345,333	4.7 years	$27.13	345,333	$27.13
$30.27 to $34.06	333,333	4.8 years	$32.44	333,333	$32.44
$34.06 to $37.84	333,334	4.8 years	$37.84	333,334	$37.84

	3,021,034	4.9 years	$22.44	2,282,633	$24.35

Note 16. PROVISIONS FOR IMPAIRMENT OF ASSETS

Provision for Impairment of Real Estate Assets

In the first quarter of 2003, the Company recorded a provision for impairment of approximately $2,272,000 to provide for a decrease in the carrying value of a 10% owned development joint venture which owns an office property located in San Mateo, California, to its estimated fair value of zero due to decreased leasing activity and lower than anticipated market rents. In addition, in the third quarter of 2003, the Company recorded a provision for impairment of $580,000 to reduce the carrying value of a 50% owned development joint venture, which is developing a residential project in Aurora, Colorado, from approximately $1,125,000 to its estimated fair value of $545,000, due to lower than anticipated values.

During 2002, provisions totaling $15,845,000 were recorded to provide for a decrease in the estimated fair value of five properties, including three office, located in Georgia, Florida and Pennsylvania, one industrial, located in Pennsylvania, and one multifamily, located in Texas. As of December 31, 2003, these five properties had all been sold, therefore, the total provision relates to properties held for sale at December 31, 2002 and is included as a component of discontinued operations.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Provision for Impairment of Non-Real Estate Assets

In the second and fourth quarters of 2003, the Company recorded impairment charges of approximately $3.9 million and $1.8 million, respectively, relating to anticipated losses on the disposition of the Company’s leased aircraft which was disposed of in January 2004. No further losses were recognized in connection with the disposition.

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

General Uninsured Losses

The Company, or in certain instances, tenants of the properties, carry property and liability insurance with respect to the properties. This coverage has policy specification and insured limits customarily carried for similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, the Company may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Additionally, the Company has elected to obtain insurance coverage for “certified acts of terrorism” as defined in the Terrorism Risk Insurance Act of 2002; however, our policies of insurance may not provide coverage for other acts of terrorism. Any losses from such other acts of terrorism might be uninsured. Should an uninsured loss occur, the Company could lose some or all of its capital investment, cash flow and anticipated profits related to one or more properties.

Tax indemnifications

Twenty-two of the properties in the Company’s portfolio were acquired on terms and conditions under which they can be disposed of only in a “like-kind exchange” or other non-taxable transaction for limited periods of time. The agreed upon time periods for these restrictions on dispositions vary from transaction to transaction. In the event the Company was to dispose of one of these properties through a taxable transaction during the restriction period, the Company would be required to indemnify the contributor of such property for all direct and indirect adverse tax consequences. The tax indemnifications granted to the contributors will not affect the way the Company conducts their business, including when and under what circumstances the Company may sell such restricted properties or interests in them during the restriction period. The Company has no intentions to sell or otherwise dispose of the properties or interests therein in taxable transactions during the restriction period.

Litigation

Certain claims and lawsuits have arisen against the Company in its normal course of business. Based on advice from legal counsel, the Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

Note 18. SEGMENT INFORMATION

The Company owns and operates office and industrial properties throughout the United States and manages its business by geographic markets. After the sale of the Gateway Park Industrial properties in the second quarter of 2003 (as discussed in Note 5), office properties now represent approximately 94% of the Company’s portfolio by net operating income and consist primarily of multi-tenant suburban office buildings. The remaining industrial properties are designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s geographic markets are managed separately as each market requires different operating, pricing and leasing strategies. As of December 31, 2003, 2002 and 2001, the Company’s largest markets are Washington D.C., Boston, Southern California, Northern New Jersey, San Francisco, Chicago, Tampa/Orlando, St. Louis, Minneapolis, Denver, Las Vegas, Philadelphia, Omaha, Indianapolis, and Atlanta. Each of these markets represents a reportable segment that requires the Company to employ different management strategies.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon net operating income of the combined properties in each segment. Significant information used by the Company for its reportable segments (including discontinued operations) as of and for the years ended December 31, 2003, 2002, and 2001 is as follows (in thousands):

	2003	2002	2001
Washington D.C.
Rental revenue	$33,444	$26,097	$19,491
Property operating expense	9,095	6,790	4,518

Net operating income	$24,349	$19,307	$14,973

Rental properties, net	$231,944	$152,484	$154,807

Boston
Rental revenue	$26,387	$22,032	$21,412
Property operating expense	9,344	6,546	7,129

Net operating income	$17,043	$15,486	$14,283

Rental properties, net	$159,985	$94,029	$106,005

Southern California
Rental revenue	$31,561	$23,986	$11,290
Property operating expense	9,951	6,687	2,678

Net operating income	$21,610	$17,299	$8,612

Rental properties, net	$211,244	$202,116	$90,118

Northern New Jersey
Rental revenue	$24,145	$24,788	$23,891
Property operating expense	7,588	6,277	5,758

Net operating income	$16,557	$18,511	$18,133

Rental properties, net	$142,808	$142,603	$149,491

San Francisco
Rental revenue	$10,642	$10,099	$10,028
Property operating expense	2,749	2,929	2,518

Net operating income	$7,893	$7,170	$7,510

Rental properties, net	$108,190	$109,974	$86,303

Chicago
Rental revenue	$12,003	$16,244	$16,975
Property operating expense	5,775	5,740	5,403

Net operating income	$6,228	$10,504	$11,572

Rental properties, net	$81,408	$84,482	$87,330

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

	2003	2002	2001
Tampa/Orlando
Rental revenue	$8,653	$8,870	$8,800
Property operating expense	2,360	2,600	2,625

Net operating income	$6,293	$6,270	$6,175

Rental properties, net	$40,030	$47,008	$49,127

St. Louis
Rental revenue	$7,831	$7,850	$7,338
Property operating expense	3,094	2,965	2,878

Net operating income	$4,737	$4,885	$4,460

Rental properties, net	$29,068	$28,715	$28,120

Minneapolis
Rental revenue	$6,075	$6,274	$7,525
Property operating expense	2,579	2,819	3,178

Net operating income	$3,496	$3,455	$4,347

Rental properties, net	$29,937	$29,855	$35,238

Denver
Rental revenue	$8,926	$12,789	$11,822
Property operating expense	3,089	3,791	3,378

Net operating income	$5,837	$8,998	$8,444

Rental properties, net	$37,922	$89,847	$77,489

Las Vegas
Rental revenue	$5,240	$6,522	$6,390
Property operating expense	1,350	1,629	1,632

Net operating income	$3,890	$4,893	$4,758

Rental properties, net	$33,945	$60,236	$60,589

Philadelphia
Rental revenue	$4,947	$6,530	$6,127
Property operating expense	1,195	1,227	1,386

Net operating income	$3,752	$5,303	$4,741

Rental properties, net	$22,357	$45,078	$49,399

Omaha
Rental revenue	$5,836	$5,757	$5,674
Property operating expense	2,309	2,046	2,089

Net operating income	$3,527	$3,711	$3,585

Rental properties, net	$28,831	$29,668	$30,321

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

	2003	2002	2001
Indianapolis
Rental revenue	$3,554	$4,442	$6,763
Property operating expense	153	405	1,120

Net operating income	$3,401	$4,037	$5,643

Rental properties, net	$4,496	$30,265	$37,168

Atlanta
Rental revenue	$3,570	$5,999	$6,623
Property operating expense	1,349	2,080	2,080

Net operating income	$2,221	$3,919	$4,543

Rental properties, net	—	$34,090	$40,498

All Others
Rental revenue	$5,823	$9,514	$18,534
Property operating expense	3,918	5,962	8,488

Net operating income	$1,905	$3,552	$10,046

Rental properties, net	$51,297	$68,070	$109,821

Discontinued Operations
Rental revenue	$(20,650)	$(43,052)	$(45,755)
Property operating expenses	(6,005)	(12,197)	(13,273)

Net operating income	$(14,645)	$(30,855)	$(32,482)

Rental properties, net	—	(91,863)	—

Total
Rental revenue	$177,987	$154,741	$142,928
Property operating expenses	59,893	48,296	43,585

Net operating income	$118,094	$106,445	$99,343

Rental properties, net	$1,213,462	$1,156,657	$1,191,824

The following is a reconciliation of segment revenues and net income to consolidated revenues and net income for the periods presented above (in thousands):

	2003	2002	2001
Revenues
Total revenue for reportable segments	$177,987	$154,741	$142,928
Other revenue (1)	7,786	9,390	12,263

Total consolidated revenues	$185,773	$164,131	$155,191

Net Income
Net operating income for reportable segments	$118,094	$106,445	$99,343
Unallocated amounts:
Other revenue (1)	7,786	9,390	12,263
General and administrative expenses	(12,372)	(11,686)	(10,961)
Depreciation and amortization	(54,193)	(41,426)	(35,896)
Interest expense	(34,378)	(29,089)	(26,973)
Loss on early extinguishment of debt	(294)	(9,998)	(1,685)
Provision for impairment of real estate assets	(2,852)	—	—
Provision for impairment of non-real estate assets	(5,746)	—	—

Income before minority interest and discontinued operations	$16,045	$23,636	$36,091

(1)	Other revenue includes fee income, interest and other income and equity in earnings of unconsolidated operating joint ventures.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Note 19. SUBSEQUENT EVENT

On February 4, 2004, the Company acquired an undivided 50% tenancy in common interest in approximately 160 acres of land at Gateway Park for a total purchase price of $16.8 million. This land had been part of the security for the Company’s mortgage loan receivable discussed in Note 8. In connection with this acquisition, the 160 acres was released as security and the Company received a $14.3 million payment on its mortgage loan receivable which was applied first to accrued interest and then to principal.

Note 20. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except for weighted average shares and per share amounts):

	Quarter Ended
	March 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003
REVENUE
Rental revenue	$41,808	$44,199	$45,234	$46,746
Fees and reimbursements from affiliates	807	961	791	1,057
Interest and other income	808	1,116	835	807
Equity in earnings of unconsolidated operating joint ventures	123	181	174	126

Total revenue	43,546	46,457	47,034	48,736

EXPENSES
Property operating expenses	14,625	13,895	15,450	15,923
General and administrative	3,785	3,755	2,064	2,768
Depreciation and amortization	12,070	12,822	13,418	15,883
Interest expense	7,863	8,013	9,036	9,466
Loss on early extinguishment of debt	—	—	—	294
Provision for impairment of real estate asset	2,272	—	580	—
Provision for impairment of non-real estate assets	—	3,905	—	1,841

Total expenses	40,615	42,390	40,548	46,175

Income before minority interest and discontinued operations	2,931	4,067	6,486	2,561
Minority interest	(613)	(588)	147	(47)

Income before discontinued operations	2,318	3,479	6,633	2,514
Discontinued operations	8,336	6,726	(3,100)	2,748

Net income	10,654	10,205	3,533	5,262
Preferred dividends	(4,890)	(4,889)	(4,889)	(4,823)
Discount on preferred stock repurchases	17	—	237	—

Net income available to Common Stockholders	$5,781	$5,316	$(1,119)	$439

Basic Per Share Data:
Continuing operations	$(0.06)	$(0.03)	$0.06	$(0.07)
Discontinued operations	0.27	0.22	(0.10)	0.09

Net income available to Common Stockholders	$0.21	$0.19	$(0.04)	$0.02

Basic weighted average shares outstanding	27,639,046	27,600,788	27,605,193	27,596,266

Diluted Per Share Data:
Continuing operations	$(0.06)	$(0.03)	$0.06	$(0.07)
Discontinued operations	0.27	0.22	(0.10)	0.09

Net income available to Common Stockholders	$0.21	$0.19	$(0.04)	$0.02

Diluted weighted average shares outstanding	27,639,046	27,600,788	30,901,644	27,596,266

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

	Quarter Ended
	March 31, 2002	June 30, 2002	Sept 30, 2002	Dec 31, 2002
REVENUE
Rental revenue	$35,159	$38,747	$39,377	$41,458
Fees and reimbursements from affiliates	1,041	842	832	957
Interest and other income	2,886	702	774	1,027
Equity in earnings of unconsolidated operating joint ventures	58	65	100	106

Total revenue	39,144	40,356	41,083	43,548

EXPENSES
Property operating expenses	10,924	11,783	12,461	13,128
General and administrative	3,216	2,293	2,319	3,858
Depreciation and amortization	9,284	10,079	10,375	11,688
Interest expense	6,779	7,146	7,375	7,789
Loss on early extinguishment of debt	—	—	—	9,998

Total expenses	30,203	31,301	32,530	46,461

Income before minority interest and discontinued operations	8,941	9,055	8,553	(2,913)
Minority interest	(651)	(752)	(400)	1,512

Income before discontinued operations	8,290	8,303	8,153	(1,401)
Discontinued operations	2,401	3,414	458	(7,128)

Net income	10,691	11,717	8,661	(8,529)
Preferred dividends	(4,891)	(4,891)	(4,891)	(4,891)

Net income available to Common Stockholders	$5,800	$6,826	$(3,720)	$(13,420)

Basic Per Share Data:
Continuing operations	$0.13	$0.14	$0.12	$(0.25)
Discontinued operations	0.08	0.11	0.01	(0.23)

Net income available to Common Stockholders	$0.21	$0.25	$0.13	$(0.48)

Basic weighted average shares outstanding	27,006,349	27,639,344	27,710,517	27,730,026

Diluted Per Share Data:
Continuing operations	$0.13	$0.13	$0.12	$(0.25)
Discontinued operations	0.08	0.11	0.01	(0.23)

Net income available to Common Stockholders	$0.21	$0.24	$0.13	$(0.48)

Diluted weighted average shares outstanding	30,540,254	31,250,154	31,174,544	27,730,026

Quarterly per share amounts do not necessarily sum to per share amounts for the year as weighted average shares outstanding are measured for each period presented, rather than solely for the entire year.

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
		Initial Cost to Company (1)		Costs Capitalized/ (Reduced) Subsequent to Acquisition (3)	Gross Amount Carried at December 31, 2003
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Land	Buildings and Improve. (8)	Total (2)	Accum. Deprec. (9)	Date Acquired (1)	Life Deprec. Over
Washington DC:
1525 Wilson	$50,780	$12,254	$60,122	$1,156	$12,254	$61,278	$73,532	$3,652	1/03	1-30 yrs.
Quincy Crossing	21,955	4,153	29,961	—	4,153	29,961	34,114	274	10/03	1-30 yrs.
700 South Washington	(5)	1,981	7,894	951	1,981	8,845	10,826	2,116	4/97	1-30 yrs.
Cameron Run	17,286	439	18,964	1,257	439	20,221	20,660	3,961	1/98	1-30 yrs.
King Street Station II	(6)	4,220	23,181	2,063	4,220	25,244	29,464	2,377	10/01	1-30 yrs.
Montgomery Executive Center	(6)	1,928	7,676	2,142	1,928	9,818	11,746	2,074	9/97	1-30 yrs.
Germantown	(7)	1,867	7,583	584	1,867	8,167	10,034	1,351	9/97	1-30 yrs.
Rockwall I & II	43,878	6,821	50,137	5,937	6,821	56,074	62,895	5,522	6/01	1-30 yrs.

Washington DC Total	133,899	33,663	205,518	14,090	33,663	219,608	253,271	21,327

Boston:
99 Summer Street	45,000	13,574	56,021	689	13,574	56,710	70,284	1,333	7/03	1-30 yrs.
Canton Business Center	—	796	6,758	142	796	6,900	7,696	1,424	3/98	1-30 yrs.
Hartwood Building	2,326	527	5,426	519	527	5,945	6,472	1,228	3/98	1-30 yrs.
Bronx Park I	(7)	916	9,104	1,448	916	10,552	11,468	2,239	3/98	1-30 yrs.
Marlborough Corp Place	(7)	3,390	55,908	5,407	3,390	61,315	64,705	13,043	1/98	1-30 yrs.
Westford Corporate Center	(5)	2,091	8,310	1,444	2,091	9,754	11,845	2,332	4/97	1-30 yrs.
Flanders Research Park	—	739	5,634	1,158	739	6,792	7,531	1,534	3/98	1-30 yrs.
90 Libbey Parkway	(5)	718	2,860	210	718	3,070	3,788	671	4/97	1-30 yrs.

Boston Total	47,326	22,751	150,021	11,017	22,751	161,038	183,789	23,804

Southern California:
First Financial Plaza	32,498	9,551	37,532	2,032	9,551	39,564	49,115	3,689	3/02	1-30 yrs.
Centerstone Plaza	27,463	6,077	24,265	1,673	6,077	25,938	32,015	5,589	7/97	1-30 yrs.
Newport Plaza	(6)	3,981	22,177	1,163	3,981	23,340	27,321	2,230	10/01	1-30 yrs.
610 West Ash	18,815	4,528	30,028	—	4,528	30,028	34,556	126	12/03	1-30 yrs.
Aventine	50,000	14,340	61,228	2,484	14,340	63,712	78,052	4,341	8/02	1-30 yrs.
Tierrasanta Research Park	(7)	1,303	5,189	1,310	1,303	6,499	7,802	1,642	9/97	1-30 yrs.

Southern California Total	128,776	39,780	180,419	8,662	39,780	189,081	228,861	17,617

continued

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
		Initial Cost to Company (1)		Costs Capitalized/ (Reduced) Subsequent to Acquisition (3)	Gross Amount Carried at December 31, 2003
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Land	Buildings and Improve. (8)	Total (2)	Accum. Deprec. (9)	Date Acquired (1)	Life Deprec. Over
Northern New Jersey:
Fox Hollow Business Qtrs I	$—	$1,576	$2,358	$800	$1,576	$3,158	$4,734	$669	9/97	1-30 yrs.
CenterPointe at Bridgewater	39,217	9,023	29,032	14,262	9,023	43,294	52,317	6,622	9/97	1-30 yrs.
Frontier Executive Quarters	(7)	4,831	38,983	1,178	4,831	40,161	44,992	7,512	9/97	1-30 yrs.
Fairfield Business Quarters	2,091	816	3,479	156	816	3,635	4,451	768	9/97	1-30 yrs.
Vreeland Business Center	—	1,863	8,714	120	1,863	8,834	10,697	1,694	6/98	1-30 yrs.
Gatehall I	7,788	1,865	7,427	2,134	1,865	9,561	11,426	3,309	9/97	1-30 yrs.
25 Independence	(7)	4,547	18,141	1,479	4,547	19,620	24,167	4,281	9/97	1-30 yrs.
Cottontail Distribution Center	—	1,616	16,278	125	1,616	16,403	18,019	3,140	6/98	1-30 yrs.

Northern New Jersey Total	49,096	26,137	124,412	20,254	26,137	144,666	170,803	27,995

San Francisco:
Creekside Business Park	—	4,591	23,790	1,519	4,591	25,309	29,900	2,301	3/01	1-30 yrs.
400 South El Camino	(6)	4,000	30,549	8,212	4,000	38,761	42,761	7,588	3/98	1-30 yrs.
Rollins Road	22,000	27,460	18,984	141	27,460	19,125	46,585	1,167	11/00	1-30 yrs.

San Francisco Total	22,000	36,051	73,323	9,872	36,051	83,195	119,246	11,056

Chicago:
Oak Brook International Center	—	757	11,126	1,986	757	13,112	13,869	2,905	1/98	1-30 yrs.
Oakbrook Terrace Corp Ctr III	—	552	37,635	3,398	552	41,033	41,585	8,231	1/98	1-30 yrs.
Columbia Centre II	(6)	208	20,329	1,955	208	22,284	22,492	4,809	1/98	1-30 yrs.
Embassy Plaza	(7)	436	15,680	3,949	436	19,629	20,065	5,530	1/98	1-30 yrs.
Navistar - Chicago (4)	—	793	10,941	(4,185)	793	6,756	7,549	2,677	3/84	1-40 yrs.

Chicago Total	—	2,746	95,711	7,103	2,746	102,814	105,560	24,152

continued

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
		Initial Cost to Company (1)		Costs Capitalized/ (Reduced) Subsequent to Acquisition (3)	Gross Amount Carried at December 31, 2003
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Land	Buildings and Improve. (8)	Total (2)	Accum. Deprec. (9)	Date Acquired (1)	Life Deprec. Over
Tampa/Orlando:
Grand Regency Business Center	$—	$1,121	$4,302	$1,101	$1,121	$5,403	$6,524	$1,543	12/97	1-30 yrs.
Park Place	(6)	1,895	12,982	2,237	1,895	15,219	17,114	3,097	1/98	1-30 yrs.
University Center	—	2,138	6,700	51	2,138	6,751	8,889	1,401	12/97	1-30 yrs.
Temple Terrace Business Center	—	1,788	6,949	62	1,788	7,011	8,799	1,472	12/97	1-30 yrs.
Lake Point Business Park	(5)	1,344	5,343	1,289	1,344	6,632	7,976	1,759	4/97	1-30 yrs.

Tampa/Orlando Total	—	8,286	36,276	4,740	8,286	41,016	49,302	9,272

St. Louis:
University Club Tower	—	5,129	14,519	3,563	5,129	18,082	23,211	3,578	7/96	1-40 yrs.
Woodlands Plaza	(5)	1,114	4,426	1,155	1,114	5,581	6,695	1,295	4/97	1-30 yrs.
Woodlands Tech	(5)	949	3,773	310	949	4,083	5,032	996	4/97	1-30 yrs.

St. Louis Total	—	7,192	22,718	5,028	7,192	27,746	34,938	5,870

Minneapolis:
Riverview Office Tower	(5)	4,095	16,333	4,288	4,095	20,621	24,716	4,735	4/97	1-30 yrs.
Bryant Lake	(7)	2,034	7,531	2,477	2,034	10,008	12,042	2,086	11/97	1-30 yrs.

Minneapolis Total	—	6,129	23,864	6,765	6,129	30,629	36,758	6,821

Denver:
Gateway Park	—	2,128	23,080	2,093	2,128	25,173	27,301	3,398	7/98	1-30 yrs.
Northglenn Business Center	—	1,335	3,354	1,744	1,335	5,098	6,433	808	12/97	1-30 yrs.
Westminster Center	—	1,191	7,630	18	1,191	7,648	8,839	445	4/02	1-30 yrs.

Denver Total	—	4,654	34,064	3,855	4,654	37,919	42,573	4,651

Las Vegas:
Citibank Office Park	(7)	4,628	18,442	3,525	4,628	21,967	26,595	4,660	9/97	1-30 yrs.
Palms Business Center IV & North	—	3,118	10,339	963	3,118	11,302	14,420	2,410	10/97	1-30 yrs.

Las Vegas Total	—	7,746	28,781	4,488	7,746	33,269	41,015	7,070

continued

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
		Initial Cost to Company (1)		Costs Capitalized/ (Reduced) Subsequent to Acquisition (3)	Gross Amount Carried at December 31, 2003
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Land	Buildings and Improve. (8)	Total (2)	Accum. Deprec. (9)	Date Acquired (1)	Life Deprec. Over
Philadelphia:
Valley Forge Corporate Center	$—	$2,505	$23,184	$3,294	$2,505	$26,478	$28,983	$6,626	1/98	1-30 yrs.

Philadelphia total	—	2,505	23,184	3,294	2,505	26,478	28,983	6,626

Omaha:
One Pacific Place	(7)	1,034	18,014	2,816	1,034	20,830	21,864	4,448	5/98	1-30 yrs.
Capitol Center	(6)	500	11,981	1,790	500	13,771	14,271	2,856	2/98	1-30 yrs.

Omaha Total	—	1,534	29,995	4,606	1,534	34,601	36,135	7,304

Indianapolis:
Park 100 Industrial (4)	—	427	1,813	(176)	427	1,637	2,064	1,550	10/86	1-30 yrs.
Osram Building	—	264	4,515	88	264	4,603	4,867	885	4/98	1-30 yrs.

Indianapolis Total	—	691	6,328	(88)	691	6,240	6,931	2,435

All Others:
J.I. Case - Kansas City (4)	—	236	3,264	(1,189)	236	2,075	2,311	807	3/84	1-30 yrs.
Leawood Office Building	—	1,124	10,300	1,446	1,124	11,746	12,870	2,354	3/98	1-30 yrs.
Thousand Oaks I	—	9,747	40,355	4,766	9,747	45,121	54,868	9,560	12/97	1-30 yrs.
Miscellaneous investments	—	—	—	(6,031)	—	(6,031)	(6,031)	—

All Others Total	—	11,107	53,919	(1,008)	11,107	52,911	64,018	12,721

Combined Total	$649,325	$210,972	$1,088,533	$102,679	$210,972	$1,191,211	$1,402,183	$188,721

(1)	Initial cost and date acquired by GRT Predecessor Entities, where applicable.
(2)	The aggregate cost for Federal income tax purposes is $1,167,573.
(3)	Bracketed amounts represent reductions to carrying value.
(4)	Initial Cost represents original book value carried forward from the financial statements of the GRT Predecessor Entities.
(5)	Cross collateralized loan secured by seven properties - $45,871.
(6)	Cross collateralized loan secured by seven properties - $86,544.
(7)	Cross collateralized loan secured by ten properties - $135,813.
(8)	Includes at market and above market rate in-place leases of $4,779 for 1525 Wilson, $2,298 for Quincy Crossing, $2,416 for King Street Station II, $7,569 for 99 Summer Street, $2,985 for First Financial Plaza, $2,086 for Newport Plaza, $2,693 for 610 West Ash and $4,954 for Aventine.
(9)	Includes accumulated amortization on at market and above market rate in-place leases of $1,696 for 1525 Wilson, $45 for Quincy Crossing, $678 for King Street Station II, $620 for 99 Summer Street, $1,454 for First Financial Plaza, $565 for Newport Plaza, $50 for 610 West Ash and $1,566 for Aventine.

continued

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31:

	2003	2002	2001
Rental Property:

Balance at beginning of year	$1,329,382	$1,338,022	$1,207,431

Additions during year:
Property acquisitions and additions	371,331	194,835	252,533

Retirements/sales	(298,530)	(83,714)	(121,942)

Provisions for impairment	—	(15,845)	—

Miscellaneous	—	238	—

Balance at end of year before adjustment for properties held for sale	1,402,183	1,433,536	1,338,022

Properties held for sale (Note 5)	—	(104,154)	—

Balance at year end	$1,402,183	$1,329,382	$1,338,022

Accumulated Depreciation:

Balance at beginning of year	$172,725	$146,198	$115,061

Additions during year:
Depreciation	53,558	47,979	43,282

Retirements/sales	(37,562)	(9,161)	(12,145)

Balance at end of year before adjustment for properties held for sale	188,721	185,016	146,198

Properties held for sale (Note 5)	—	(12,291)	—

Balance at end of year	$188,721	$172,725	$146,198

See accompanying independent auditors’ report.

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

December 31, 2003

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H
Description of Loan and Securing Property	Current Interest Rate		Maturity Date		Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount, including accrued interest	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage loan secured by land located in Aurora, Colorado	6.5	% (1)	7/1/07	(1)	Periodic interest and principal payments from proceeds of land parcel sales in the project	None	$42,054	$40,323	None

(1)	In January 2003, the loan was modified to reduce the interest rate to 6.5% and to extend the maturity date to July 1, 2007. See Note 8 for further discussion.

(continued)

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

December 31, 2003

(in thousands)

The following is a summary of changes in the carrying amount of mortgage loans receivable for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Balance at beginning of year	$41,813	$39,061	$37,250

Additions during year:
Additional advances	2,720	—	—
Interest accruals	2,871	4,430	4,090

Deductions during year:
Collections of principal	(3,426)	—	—
Collections of accrued interest	(3,655)	(1,678)	(2,279)

Balance at end of year	$40,323	$41,813	$39,061

See accompanying independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

By: Glenborough Realty Trust Incorporated,

Date: March 5, 2004	/s/ Andrew Batinovich
Andrew Batinovich
President and Chief Executive Officer

Date: March 5, 2004	/s/ Stephen Saul
Stephen Saul
Executive Vice President and
Chief Financial Officer

Date: March 5, 2004	/s/ Brian Peay
Brian Peay
Senior Vice President,
Finance and Accounting
(Principal Accounting Officer)

Date: March 5, 2004	/s/ Laura Wallace
Laura Wallace
Director

EXHIBIT INDEX

Exhibit Number		Exhibit Title

3.01		Articles of Amendment and Restatement of Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

3.02		Amended Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.03		The Company’s Form of Articles Supplementary relating to the 7 3/4% Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.04		Articles Supplementary of the Series B Preferred Stock (relating to the Rights Plan) are incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

4.01		Form of Common Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

4.02		Form of 7 3/4% Series A Convertible Preferred Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A which was filed on January 22, 1998.

10.01		Form of Indemnification Agreement for existing Officers and Directors of the Company is incorporated herein by reference to Exhibit 10.02 to the Company’s Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

10.02	*	Stock Incentive Plan of the Company (amended and restated as of March 20, 1997) is incorporated herein by reference to Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.03	*	Employment Agreement between the Company and Michael Steele is incorporated herein by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.04		Registration Agreement between the Company and GPA, Ltd. is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.05	*	Amended and Restated Employment Agreement dated May 7, 2003, between Robert Batinovich and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.06	*	Amended and Restated Employment Agreement dated May 7, 2003, between Andrew Batinovich and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.07	*	Employment Agreement dated May 7, 2003, between Sandra L. Boyle and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.08	*	Letter Agreement dated May 7, 2003, between Robert Batinovich and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.09	*	Letter Agreement dated May 7, 2003, between Andrew Batinovich and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.10	*	Letter Agreement dated May 7, 2003, between Sandra L. Boyle and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

EXHIBIT INDEX - continued

Exhibit Number	Exhibit Title

11.01	Statement re: Computation of Per Share Earnings is shown in Note 14 of the Consolidated Financial Statements of the Company in Item 15.

12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21.01	Significant Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.02	Section 302 Certification of Stephen R. Saul, Chief Financial Officer.

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

32.02	Section 906 Certification of Stephen R. Saul, Chief Financial Officer.

*	Indicates management contract or compensatory plan or arrangement.