Form 10-Q
period 2004-03-31
GLENBOROUGH REALTY TRUST INC
filed 2004-05-07
CIK 929454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 3, 2004, 31,918,478 shares of Common Stock ($.001 par value) and 6,850,300 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value, $25.00 per share liquidation preference) were outstanding.

INDEX

GLENBOROUGH REALTY TRUST INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Rental properties, gross	$1,407,802	$1,402,183
Accumulated depreciation and amortization	(202,017)	(188,721)

Rental properties, net	1,205,785	1,213,462

Investments in land and development	131,313	67,493
Investments in unconsolidated operating joint ventures	12,179	12,211
Mortgage loans receivable	26,258	40,323
Leasing and financing costs (net of accumulated amortization of $16,470 and $14,858 as of March 31, 2004 and December 31, 2003, respectively)	26,872	26,603
Cash and cash equivalents	6,549	18,992
Other assets	27,623	26,155

TOTAL ASSETS	$1,436,579	$1,405,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$684,323	$649,325
Unsecured bank line of credit	18,197	89,941
Other liabilities	31,416	37,159

Total liabilities	733,936	776,425

Commitments and contingencies (Note 17)

Minority interest	38,770	36,969

Stockholders’ Equity:
Common stock, $0.001 par value, 188,000,000 shares authorized, 31,897,311 and 27,847,477 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	32	28
Preferred stock, $0.001 par value, 12,000,000 shares authorized, $25.00 liquidation preference, 9,956,300 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	10	10
Additional paid-in capital	863,553	779,627
Deferred compensation	(5,010)	(2,977)
Distributions in excess of accumulated earnings	(194,712)	(184,843)

Total stockholders’ equity	663,873	591,845

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,436,579	$1,405,239

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2004 and 2003

(in thousands, except share and per share amounts)

(Unaudited)

	2004	2003
REVENUE
Rental revenue	$47,594	$41,808
Fees and reimbursements from affiliates	829	806
Interest and other income	832	808
Equity in earnings of unconsolidated operating joint ventures	188	123

Total revenue	49,443	43,545

EXPENSES
Property operating expenses	17,219	14,576
General and administrative	2,172	3,785
Depreciation and amortization	15,056	12,069
Interest expense	9,246	7,863
Loss on early extinguishment of debt	85	—
Provision for impairment of real estate assets	—	2,272

Total expenses	43,778	40,565

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	5,665	2,980
Minority interest	12	(613)

Income before discontinued operations and cumulative effect of change in accounting principle	5,677	2,367
Discontinued operations (including gain on sales of $120 and $4,450 in 2004 and 2003, respectively)	(65)	8,287

Income before cumulative effect of change in accounting principle	5,612	10,654
Cumulative effect of change in accounting principle (Note 16)	(912)	—

Net income	4,700	10,654
Preferred dividends	(4,823)	(4,891)
Discount on preferred stock repurchases	—	17

Net income (loss) available to Common Stockholders	$(123)	$5,780

Basic Per Share Data:
Continuing operations	$0.03	$(0.06)
Discontinued operations	—	0.27
Cumulative effect of change in accounting principle	(0.03)	—

Net income (loss) available to Common Stockholders	$—	$0.21

Basic weighted average shares outstanding	28,564,399	27,639,046

Diluted Per Share Data:
Continuing operations	$0.03	$(0.06)
Discontinued operations	—	0.27
Cumulative effect of change in accounting principle	(0.03)	—

Net income (loss) available to Common Stockholders	$—	$0.21

Diluted weighted average shares outstanding	31,899,526	27,639,046

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2004

(in thousands)

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Deferred Compen- sation	Distributions in excess of accumulated earnings	Total
Balance at December 31, 2003	27,847	$28	9,956	$10	$779,627	$(2,977)	$(184,843)	$591,845
Exercise of stock options	40	—	—	—	732	—	—	732
Issuance of common stock, net of offering costs of $1,326	3,910	4	—	—	81,562	—	—	81,566
Issuance of restricted common stock to officer	100	—	—	—	2,228	(2,228)	—	—
Amortization of deferred compensation	—	—	—	—	—	195	—	195
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(596)	—	—	(596)
Dividends paid to common and preferred stockholders	—	—	—	—	—	—	(14,569)	(14,569)
Net income	—	—	—	—	—	—	4,700	4,700

Balance at March 31, 2004	31,897	$32	9,956	$10	$863,553	$(5,010)	$(194,712)	$663,873

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2004 and 2003

(in thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$4,700	$10,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	15,057	14,293
Amortization of loan fees, included in interest expense (including discontinued operations)	799	803
Accrued interest on mortgage loans receivable	(556)	(735)
Minority interest in income (loss) from operations	(12)	613
Equity in earnings of unconsolidated operating joint ventures	(188)	(123)
Gain on sales of real estate assets	(120)	(4,450)
Loss on early extinguishment of debt	85	—
Provision for impairment of real estate assets	—	2,272
Cumulative effect of change in accounting principle	912	—
Amortization of deferred compensation	195	201
Changes in certain assets and liabilities, net	(9,584)	(2,561)

Net cash provided by operating activities	11,288	20,967

Cash flows from investing activities:
Net proceeds from sales of rental properties	1,232	77,979
Acquisitions of rental properties	—	(69,508)
Payments for capital and tenant improvements	(7,401)	(9,562)
Investments in land and development	(18,410)	(3,890)
Distributions from unconsolidated operating joint ventures	220	—
Principal payments from mortgage loans receivable	14,621	—

Net cash used for investing activities	(9,738)	(4,981)

Cash flows from financing activities:
Proceeds from borrowings	32,676	93,569
Repayment of borrowings	(114,422)	(84,209)
Distributions to minority interest holders	(1,051)	(1,295)
Dividends paid to common and preferred stockholders	(14,569)	(16,899)
Contributions from minority interest holders	40	—
Proceeds from issuance of common stock, net of offering costs	81,566	—
Exercise of stock options	732	40
Repurchases of common stock	—	(2,300)
Repurchases of preferred stock	—	(108)

Net cash used for financing activities	(15,028)	(11,202)

Net (decrease) increase in cash and cash equivalents	(13,478)	4,784

Cash and cash equivalents at Marina Shores on January 1, 2004 (see Note 16)	1,035	—

Cash and cash equivalents at beginning of period, including $244 at properties held for sale as of December 31, 2002	18,992	5,273

Cash and cash equivalents at end of period	$6,549	$10,057

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS – continued

For the three months ended March 31, 2004 and 2003

(in thousands)

(Unaudited)

	2004	2003
Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $747 and $1,084 in 2004 and 2003, respectively)	$7,296	$8,336

Supplemental disclosure of non-cash investing and financing activities:
Non-cash components of consolidation of Marina Shores:
Investments in land and development	$46,322	$—
Cash and cash equivalents	1,035	—
Mortgage loans payable	(45,000)	—
Minority interest	(2,228)	—
Other assets and liabilities, net	(129)	—

	$—	$—

Reclassification of real estate assets from investments in land and development	$—	$4,768

Reallocation of limited partners’ interests in Operating Partnership	$596	$97

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

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

As of March 31, 2004, 31,897,311 shares of Common Stock and 9,956,300 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 3,001,957 shares of Common Stock issuable upon redemption of 3,001,957 partnership units in the Operating Partnership (as defined below), there would be 34,899,268 shares of Common Stock outstanding as of March 31, 2004. In 1999 and 2000, the Company’s Board of Directors authorized the repurchase of up to 8,210,700 shares of Common Stock and 3,450,000 shares of Preferred Stock. As of March 31, 2004, 6,394,816 shares of Common Stock and 1,543,700 shares of Preferred Stock have been repurchased at a total cost of approximately $131 million.

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

On March 19, 2004, the Company announced that it will partially redeem its Preferred Stock. The Company will redeem, on a pro rata basis, as to record holders, 3,106,000 shares of Preferred Stock, representing approximately 31.2% of the total number of outstanding shares. The redemption date of the Preferred Stock will be April 30, 2004 (the “Redemption Date”) and the redemption price will be $25.775 per share of Preferred Stock plus $0.183 per share in accrued and unpaid dividends for the period from March 26, 2004 through and including the Redemption Date, without interest. The dividend payment due on April 15, 2004 of $0.484375 per share on the Preferred Stock will be made in the usual manner to shareholders of record on March 25, 2004. This redemption will be funded with proceeds from the Company’s March 2004 common stock offering (as discussed in Note 18).

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and a 90.40% limited partner interest at March 31, 2004, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of March 31, 2004, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 65 real estate projects.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of March 31, 2004 and December 31, 2003, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the three months ended March 31, 2004 and 2003. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003, and the results of operations and cash flows of the Company for the three months ended March 31, 2004 and 2003.

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

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under FIN 46 Revised’s provisions no later than the first quarter of fiscal 2004. The Company has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. Certain of the entities through which and with which the Company conducts business, including those described in Notes 5 and 7 have been deemed to be VIEs under the provisions of FIN 46 Revised. In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised (see Note 16). There are other alliances which are VIEs, but of which the Company is not the primary beneficiary.

Stock Based Compensation

The Company has an employee stock incentive plan and it accounts for stock options and bonus grants (restricted shares of common stock) in the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For incentive stock options, no stock-based employee compensation cost is reflected in net income as all options granted under the plan have an exercise price equal to the market value of the underlying Common Stock on the date of grant. The options vest over periods between 1 and 6 years, and have a maximum term of 10 years.

As of March 31, 2004, 366,241 shares of bonus grants were outstanding under the Plan. The fair value of the shares granted has been recorded as deferred compensation, with an offsetting entry to additional paid-in-capital, in the accompanying financial statements. The vesting of 316,241 of these shares is time-based and the deferred compensation related to these shares is being amortized to general and administrative expense ratably over the

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

respective vesting periods that range from 5 to 10 years. As a result, additional compensation expense of $194,502 and $201,249 was recognized during the three months ended March 31, 2004 and 2003, respectively, on the accompanying consolidated statements of operations. The vesting of 50,000 of these shares, which were granted on March 30, 2004, is based on achieving annual performance metrics over a ten-year period. The amortization method of the deferred compensation for this grant will be finalized during the quarter ended June 30, 2004.

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

	Three months ended
	March 31, 2004	March 31, 2003
Net income (loss) available to Common Stockholders
As reported	$(123)	$5,780
SFAS No. 123 Adjustment	117	(19)

Pro forma	$(6)	$5,761

Basic earnings (loss) per share
As reported	$—	$0.21
SFAS No. 123 Adjustment	—	—

Pro forma	$—	$0.21

Diluted earnings (loss) per share
As reported	$—	$0.21
SFAS No. 123 Adjustment	—	—

Pro forma	$—	$0.21

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

The fair value of the tangible assets (which includes land, building and tenant improvements) of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

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

(Unaudited)

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities (included in other liabilities), and the unsecured bank line of credit, the recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates that the Company would be able to obtain for mortgage loans to third parties with similar terms, the carrying value of the Company’s mortgage loans receivable approximates fair value. Based on interest rates available to the Company for debt with comparable maturities and other terms, the estimated fair value of the Company’s secured mortgage loans as of March 31, 2004 and December 31, 2003, would be approximately $693,985 and $666,033 (in thousands), respectively.

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

At March 31, 2004 and December 31, 2003, the Company was not a party to any open interest rate protection agreements other than the interest rate cap contract entered into in December 2001 as discussed in Note 9.

Leasing and Financing Costs

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related notes payable or leases.

Minority Interest

Minority interest represents the 8.60% and 9.73% limited partner interests in the Operating Partnership not held by the Company at March 31, 2004 and December 31, 2003, respectively. The Company periodically adjusts the carrying value of minority interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of limited partnership interest in the Operating Partnership.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

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

For the three months ended March 31, 2004 and 2003, no tenants represented 10% or more of rental revenue of the Company.

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

Reference to 2003 Audited Financial Statements

These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2003 audited consolidated financial statements.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. RENTAL PROPERTIES

The cost and accumulated depreciation of rental properties, by market, as of March 31, 2004 and December 31, 2003, are as follows (in thousands):

	As of March 31, 2004
	Land	Buildings & Improve- ments	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$33,663	$220,546	$254,209	$(23,996)	$230,213	*
Southern California	39,780	189,426	229,206	(20,068)	209,138	*
Boston	22,751	162,318	185,069	(25,305)	159,764	*
Northern New Jersey	26,137	145,517	171,654	(29,457)	142,197
San Francisco	36,051	83,784	119,835	(11,910)	107,925
Chicago	2,746	103,326	106,072	(25,317)	80,755
Tampa/Orlando	8,286	41,062	49,348	(9,746)	39,602
St. Louis	7,192	28,043	35,235	(6,159)	29,076
Minneapolis	6,129	30,560	36,689	(7,127)	29,562
Denver	4,654	38,290	42,944	(5,023)	37,921
Las Vegas	7,746	33,442	41,188	(7,458)	33,730
Omaha	1,534	35,286	36,820	(7,724)	29,096
Indianapolis	691	6,272	6,963	(2,529)	4,434
Others	13,612	78,958	92,570	(20,198)	72,372

Total	$210,972	$1,196,830	$1,407,802	$(202,017)	$1,205,785

*	Includes at market and above market rate in-place leases, net of accumulated amortization, of $6,438 in Washington D.C., $8,218 in Southern California, and $6,500 in Boston.

	As of December 31, 2003
	Land	Buildings & Improve- ments	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$33,663	$219,608	$253,271	$(21,327)	$231,944	*
Southern California	39,780	189,081	228,861	(17,617)	211,244	*
Boston	22,751	161,038	183,789	(23,804)	159,985	*
Northern New Jersey	26,137	144,666	170,803	(27,995)	142,808
San Francisco	36,051	83,195	119,246	(11,056)	108,190
Chicago	2,746	102,814	105,560	(24,152)	81,408
Tampa/Orlando	8,286	41,016	49,302	(9,272)	40,030
St. Louis	7,192	27,746	34,938	(5,870)	29,068
Minneapolis	6,129	30,629	36,758	(6,821)	29,937
Denver	4,654	37,919	42,573	(4,651)	37,922
Las Vegas	7,746	33,269	41,015	(7,070)	33,945
Omaha	1,534	34,601	36,135	(7,304)	28,831
Indianapolis	691	6,440	7,131	(2,274)	4,857
Others	13,612	79,189	92,801	(19,508)	73,293

Total	$210,972	$1,191,211	$1,402,183	$(188,721)	$1,213,462

*	Includes at market and above market rate in-place leases, net of accumulated amortization, of $7,074 in Washington D.C., $9,083 in Southern California, and $6,949 in Boston.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

Note 4. DISPOSITIONS OF RENTAL PROPERTIES

During the three months ended March 31, 2004, the Company sold one 30,000 square foot office building located in Norristown, Pennsylvania, for a sales price of $1.1 million. This sale generated a loss of approximately $22,000. In addition, the Company received $142,000 in cash related to the settlement of contingencies from prior period dispositions. Overall, this resulted in a gain on sale of approximately $120,000.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the gain or loss on sale and the related operating results from these sold properties are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet with the related results from operations classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. There were no properties classified as held for sale at March 31, 2004 and December 31, 2003.

Below is a summary of the results of operations of sold properties through their respective disposition dates (dollars in thousands):

	Three months ended March 31,
	2004	2003
Rental revenue	$(92)	$10,847
Interest and other income	1	2

Total Revenue	(91)	10,849

Property operating expenses	93	2,867
Depreciation and amortization	1	2,224
Interest expense	—	1,921

Total expenses	94	7,012

Income (loss) before gain on sales of real estate	(185)	3,837
Gain on sales of real estate	120	4,450

Discontinued operations	$(65)	$8,287

Note 5. INVESTMENTS IN LAND AND DEVELOPMENT

The Company’s investments in land and development increased from $67,493,000 at December 31, 2003, to $131,313,000 at March 31, 2004. This increase is primarily due to the consolidation of the entity known as Marina Shores, effective January 1, 2004, in accordance with FIN 46 Revised. See Note 16 for further discussion. In addition, in February 2004, the Company acquired an undivided 50% tenancy in common interest in approximately 160 acres of the land at Gateway Park for a total purchase price of $16.8 million. This land had been part of the security for the mortgage loan receivable discussed in Note 7.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2004, the Company had investments in the following properties under development and land held for development:

Properties Under Development

As of March 31, 2004

Market	Properties	Description	City	Square Footage	Economic Interest		Investment Balance ($000’s)
Denver	Three Gateway Center	Third office building constructed at Gateway Park (4-story)	Denver	80,258	50	%(1)	$1,490

Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	62,972	50	%(1)	763

TOTAL				143,230			$2,253

Land Held for Development

As of March 31, 2004

Market	Properties	Description	City	Proposed Sq. Footage	Economic Interest		Investment Balance ($000’s)
Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,095

	Subtotal - Boston			235,000			5,095

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 465 acres undeveloped	Denver	5,000,000	50	%(2)	45,560	(2)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado zoned for office use	Denver	120,000	100%		4,750

	Subtotal - Denver			5,120,000			50,310

San Francisco	Marina Shores	Mixed-use waterfront community, which could include 150,000 office square feet, 25,000 retail square feet and 1,930 multifamily units	Redwood City	300,000	50	%(3)	77,679

	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office campus	Hayward	600,000	100%		16,443

	Subtotal - San Francisco			900,000			94,122
		Other land not currently under development	New Jersey/San Francisco				5,791

TOTAL				6,255,000			$155,318

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT AND MORTGAGE LOANS RECEIVABLE				6,398,229			$157,571

(1)	Interest in the form of mezzanine loans.
(2)	Interest in the form of a mortgage loan receivable, mezzanine loans and equity. The investment balance includes $26,258 representing the balance of the mortgage loan receivable at March 31, 2004.
(3)	Interest in the form of equity and mezzanine loans. The Company consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised. See Note 16 for further discussion.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under its development alliances, the Company has provided an aggregate of approximately $4.8 million in debt guarantees; however, some of the loans were not fully drawn as of March 31, 2004. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. The Company would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for the Company’s obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that the Company must make payments under one of these guarantees, its only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by the Company in such an event can be made at this time.

Certain of the alliances with which the Company conducts business have been deemed to be VIEs as defined by FIN 46 Revised, however, other than Marina Shores as discussed above, none of these VIEs are required to be consolidated as the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $91.9 million and $50.7 million, respectively, at March 31, 2004. The Company’s maximum exposure to loss is equal to its investments in these arrangements, plus the related debt guarantees, as described above.

Note 6. INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company’s investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings (losses). Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated operating joint ventures consist of the following as of March 31, 2004 and December 31, 2003 (dollars in thousands):

Joint Venture	Ownership Interest	Property Location	Square Footage/ Units	Property Type	Mar. 31, 2004	Dec. 31, 2003
Rincon Center I & II	10%	San Francisco, CA	741,103 sf	Mixed-Use	$4,086	$4,119
2000 Corporate Ridge	10%	McLean, VA	255,980 sf	Office	2,911	2,895
Gateway Retail I	50%	Denver, CO	12,000 sf	Retail	410	424
Lakecrest Apartments	27%	Aurora, CO	440 units	Residential	4,772	4,773

					$12,179	$12,211

Note 7. MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage of approximately $26.3 million, including accrued interest, at March 31, 2004, secured by a 50% interest in 305 acres of land at Gateway Park in Aurora, Colorado. The loan was originally funded in June 1998, bears a fixed interest rate of 6.5% and has a maturity date of July 2007. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development. No loan loss reserves have been recorded related to this loan.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

In February 2004, the Company acquired an undivided 50% tenancy in common interest in approximately 160 acres of the land at Gateway Park for a total purchase price of $16.8 million. This land had been part of the security for the mortgage loan receivable. In connection with this acquisition, the 160 acres were released as security and the Company received a $14.3 million payment on the mortgage loan receivable which was applied first to accrued interest and then to principal.

The borrowing entities in this loan arrangement have been deemed to be VIEs, but the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The Company’s maximum exposure to loss is equal to the recorded amount of its loan, including accrued interest.

Note 8. OTHER ASSETS

As of March 31, 2004 and December 31, 2003, other assets on the consolidated balance sheets consists of the following (in thousands):

	2004	2003
Accounts receivable, net	$3,378	$3,055
Straight-line rent receivable, net	12,536	11,130
Prepaid expenses	3,773	1,309
Impound accounts	2,194	4,627
Notes receivable	3,671	3,724
Investment in management contracts	1,597	1,749
Corporate office fixed assets, net	367	454
Other	107	107

Total other assets	$27,623	$26,155

Note 9. SECURED AND UNSECURED LOANS

The Company had the following mortgage loans and unsecured bank line of credit outstanding as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	2004	2003
Secured loans with various lenders, bearing interest at fixed rates between 4.57% and 8.13% at March 31, 2004 and December 31, 2003, with monthly principal and interest payments ranging between $29 and $292 and maturing at various dates through December 1, 2013. These loans are secured by properties with an aggregate net carrying value of $403,921 and $406,206 at March 31, 2004 and December 31, 2003, respectively.	$296,694	$297,327

Secured loans with various lenders, bearing interest at variable rates ranging between 3.09% and 6.09% at March 31, 2004, and 3.12% and 3.47% at December 31, 2003, and maturing at various dates through January 31, 2006. These loans are secured by properties with an aggregate net carrying value of $255,311 and $186,826 at March 31, 2004 and December 31, 2003, respectively.	165,985	129,641

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

	2004	2003
Secured loan with an insurance company, net of unamortized discount of $1,415 and $1,492 at March 31, 2004 and December 31, 2003, respectively. The loan has two fixed rate components. The fixed rate component of $44,297 bears interest at 6.13%, matures on November 10, 2008, and requires monthly principal and interest payments of $296. The fixed rate component of $90,991 bears interest at 5.91%, matures on November 10, 2008, and requires monthly principal and interest payments of $595. The two components are cross-collateralized and are secured by properties with an aggregate net carrying value of $191,424 and $193,578 at March 31, 2004 and December 31, 2003, respectively.	$135,288	$135,813

Secured loan with an insurance company, net of unamortized discount of $644 and $679 at March 31, 2004 and December 31, 2003, respectively. The loan has both a fixed rate and a variable rate component. The fixed rate component of $51,255 bears interest at 6.13%, matures on November 10, 2008, and requires monthly principal and interest payments of $343. The variable rate component of $35,101 bears interest at a floating rate of 30-day LIBOR plus 3.25%, with a floor of 5% (5% at March 31, 2004 and December 31, 2003), matures on December 11, 2004, and requires monthly interest-only payments. The two components are cross-collateralized and are secured by properties with an aggregate net carrying value of $140,061 and $140,137 at March 31, 2004 and December 31, 2003, respectively.

	86,356	86,544

Total mortgage loans	684,323	649,325

Unsecured $180,000 line of credit with a group of commercial banks, with a variable interest rate of 30-day LIBOR plus 1.75% at March 31, 2004 and 30-day LIBOR plus 1.525% at December 31, 2003 (2.84% and 2.65%, respectively), monthly interest only payments and a maturity date of March 26, 2007, with one one-year extension option. In March 2004, the maturity date was extended and certain terms were modified. See below for further discussion.	18,197	89,941

Total secured and unsecured loans	$702,520	$739,266

At March 31, 2004, the Company’s indebtedness included fixed-rate debt of $483,237,000 and floating-rate debt of $219,283,000, and the Company’s ratio of total debt to gross book assets was approximately 43%.

During the three months ended March 31, 2004, mortgage loans payable increased from $649,325,000 to $684,323,000. This increase resulted from the consolidation of Marina Shore’s debt in the amount of $45,000,000 in accordance with FIN 46 Revised (discussed below) and $601,000 of draws on a construction loan, offset by loan payoffs of $1,346,000 due to scheduled principal amortization and a $9,257,000 paydown on a floating-rate loan (discussed below).

In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised. Marina Shores has total debt of $45 million consisting of two loans, with a $30 million loan bearing interest at the floating rate of 30-day LIBOR plus 3.00%, and a $15 million loan bearing interest at the floating rate of 30-day LIBOR plus 5.00%. Both loans require monthly interest-only payments and mature on November 15, 2004. The interest rates on these loans at March 31, 2004 were 4.09% and 6.09%, respectively.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

In February 2004, the Company made a paydown of approximately $9,257,000 on a floating-rate loan which was secured by a cross-collateralized pool of seven properties. This loan bears interest at the floating rate of 30-day LIBOR plus 2.00%, requires monthly interest-only payments, and has a maturity date of December 5, 2005. The interest rate on this loan at March 31, 2004, was 3.09%. As a result of the paydown, one of the properties securing the loan, a 56,348 square foot office property located in Alexandria, Virginia, was released from the collateral pool. All other terms of the loan remain the same. In connection with this paydown, the Company recognized a loss on early extinguishment of debt which is discussed in further detail in Note 11.

Outstanding borrowings under the Company’s unsecured bank line of credit decreased from $89,941,000 at December 31, 2003, to $18,197,000 at March 31, 2004. The decrease was due to pay downs totaling $103,819,000 generated from the proceeds of a common stock offering (see Note 18), a paydown received on the mortgage loan receivable (see Note 7), proceeds from a property sale and cash flow from operations, offset by draws totaling $32,075,000 for the acquisition of land at Gateway Park (see Note 7), disposition of the corporate aircraft and development advances. In March 2004, the unsecured bank line of credit was modified to extend the maturity date from September 2005 to March 2007, with one one-year extension option. The unsecured bank line of credit requires the Company, among other things, to be in compliance with certain financial and operating covenants. The Company has been in compliance during all of 2004 and remains in compliance at March 31, 2004.

At March 31, 2004, the Company was not a party to any open interest rate protection agreements other than an interest rate cap contract entered into in December 2001 which will expire in December 2004. In connection with a 2001 secured financing, the Company entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expires over a term concurrent with the secured financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the secured financing, and caps 30-day LIBOR to a maximum of 6%. As of March 31, 2004 and December 31, 2003, the 30-day LIBOR rate was 1.09% and 1.12%, respectively. The Company paid a $594,000 fee at the inception of this cap agreement of which $357,000 has been charged to earnings as of March 31, 2004. The remaining $237,000 will be charged to earnings during the remainder of 2004. No further payments are required under this cap agreement.

Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of March 31, 2004, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $18,197 which has an initial maturity of March 26, 2007.

Year Ending December 31,
2004	$108,948
2005	54,939
2006	135,149
2007	26,380
2008	289,333
Thereafter	87,771

Total	$702,520

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

Note 10. OTHER LIABILITIES

As of March 31, 2004 and December 31, 2003, other liabilities on the consolidated balance sheets consists of the following (in thousands):

	2004	2003
Accounts payable and accrued liabilities	$3,484	$4,559
Aircraft lease buyout	—	5,747
SFAS No. 141 below market rate leases, net of accumulated amortization	4,910	5,402
Unsecured note payable	2,609	2,575
Accrued retirement benefits	5,124	5,081
Interest payable	2,730	1,545
Security deposits	6,887	6,393
Property taxes payable	818	1,084
Prepaid rents	4,632	4,528
Deferred income	222	245

Total other liabilities	$31,416	$37,159

Note 11. LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with a loan paydown (see Note 9), the Company recorded a loss on early extinguishment of debt of $85,000 for the three months ended March 31, 2004, which consisted of the writeoff of unamortized original financing costs.

Note 12. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $829,000 and $806,000 for the three months ended March 31, 2004 and 2003, respectively, and consisted of property management fees, asset management fees and other fee income.

Note 13. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended March 31,
	2004	2003
Net income available to common Stockholders – Basic	$(123)	$5,780
Minority interest	(12)	—

Net income available to common Stockholders – Diluted	$(135)	$5,780

Weighted average shares:
Basic	28,564,399	27,639,046
Stock options and restricted stock	333,170	—
Convertible Operating Partnership Units	3,001,957	—

Diluted	31,899,526	27,639,046

Basic earnings per share	$0.00	$0.21
Diluted earnings per share	$0.00	$0.21

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

Options to purchase 2,628,907 shares of the Company’s common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2004, because their exercise prices were greater than the average market price of the Company’s common stock of $20.53. Options to purchase 3,187,743 shares of the Company’s common stock and 3,012,024 convertible operating partnership units have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2003, as they are anti-dilutive. The preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented.

Note 14. SEGMENT INFORMATION

The Company owns and operates office and industrial properties throughout the United States and manages its business by geographic markets. Office properties now represent approximately 95% of the Company’s portfolio by net operating income and consist primarily of multi-tenant suburban office buildings. The remaining industrial properties are designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s geographic markets are managed separately as each market requires different operating, pricing and leasing strategies. As of March 31, 2004 and 2003, the Company’s largest markets are Washington D.C., Southern California, Boston, Northern New Jersey, San Francisco, Chicago, Tampa/Orlando, St. Louis, Minneapolis, Denver, Las Vegas, Omaha and Indianapolis. Each of these markets represents a reportable segment that requires the Company to employ varying management strategies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon net operating income of the combined properties in each segment. Significant information used by the Company for its reportable segments (including discontinued operations) as of and for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Washington, D.C.
Rental revenue	$8,500	$7,815
Property operating expenses	2,368	2,117

Net operating income	$6,132	$5,698

Rental properties, net	$230,213	$228,805

Southern California
Rental revenue	$8,196	$8,068
Property operating expenses	2,622	2,427

Net operating income	$5,574	$5,641

Rental properties, net	$209,138	$190,878

Boston
Rental revenue	$7,775	$5,455
Property operating expenses	3,027	2,015

Net operating income	$4,748	$3,440

Rental properties, net	$159,764	$93,129

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Northern New Jersey
Rental revenue	$6,175	$5,796
Property operating expenses	2,330	2,030

Net operating income	$3,845	$3,766

Rental properties, net	$142,197	$141,592

San Francisco
Rental revenue	$2,621	$3,074
Property operating expenses	942	639

Net operating income	$1,679	$2,435

Rental properties, net	$107,925	$109,320

Chicago
Rental revenue	$3,104	$2,694
Property operating expenses	1,485	1,502

Net operating income	$1,619	$1,192

Rental properties, net	$80,755	$83,888

Tampa/Orlando
Rental revenue	$1,878	$2,197
Property operating expenses	673	683

Net operating income	$1,205	$1,514

Rental properties, net	$39,602	$40,743

St. Louis
Rental revenue	$2,017	$1,926
Property operating expenses	781	874

Net operating income	$1,236	$1,052

Rental properties, net	$29,076	$29,155

Minneapolis
Rental revenue	$1,447	$1,466
Property operating expenses	637	655

Net operating income	$810	$811

Rental properties, net	$29,562	$29,682

Denver
Rental revenue	$1,183	$3,129
Property operating expenses	491	1,111

Net operating income	$692	$2,018

Rental properties, net	$37,921	$90,201

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Las Vegas
Rental revenue	$1,073	$1,694
Property operating expenses	248	402

Net operating income	$825	$1,292

Rental properties, net	$33,730	$59,778

Omaha
Rental revenue	$1,503	$1,424
Property operating expenses	568	572

Net operating income	$935	$852

Rental properties, net	$29,096	$29,370

Indianapolis
Rental revenue	$224	$2,802
Property operating expenses	45	42

Net operating income	$179	$2,760

Rental properties, net	$4,434	$4,857

All Others
Rental revenue	$1,806	$5,115
Property operating expenses	1,095	2,374

Net operating income	$711	$2,741

Rental properties, net	$72,372	$118,359

Discontinued Operations
Rental revenue	$92	$(10,847)
Property operating expenses	(93)	(2,867)

Net operating income	$185	$(7,980)

Rental properties, net	—	—

Total
Rental revenue	$47,594	$41,808
Property operating expenses	17,219	14,576

Net operating income	$30,375	$27,232

Rental properties, net	$1,205,785	$1,249,757

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of segment revenues and net income to consolidated revenues and net income for the periods presented above (in thousands):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Revenues
Total revenue for reportable segments	$47,594	$41,808
Other revenue (1)	1,849	1,737

Total consolidated revenues	$49,443	$43,545

Net Income
NOI for reportable segments	$30,375	$27,232
Unallocated amounts:
Other revenue (1)	1,849	1,737
General and administrative expenses	(2,172)	(3,785)
Depreciation and amortization	(15,056)	(12,069)
Interest expense	(9,246)	(7,863)
Loss on early extinguishment of debt	(85)	—
Provision for impairment of real estate assets	—	(2,272)

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	$5,665	$2,980

(1)	Other revenue includes fee income, interest and other income and equity in earnings of unconsolidated operating joint ventures.

Note 15. PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS

In the first quarter of 2003, the Company recorded a provision for impairment of approximately $2,272,000 to provide for a decrease in the carrying value of a 10% owned development joint venture which owns an office property located in San Mateo, California, to its estimated fair value of zero due to decreased leasing activity and lower than anticipated market rents.

Note 16. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised. The implementation of this change has been accounted for as a change in accounting principle and applied cumulatively as of January 1, 2004. The effect of the change on the Company’s consolidated balance sheet and statement of operations as of and for the three months ended March 31, 2004, is detailed in the table below. All intercompany transactions, receivables and payables have been eliminated in consolidation.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2004 (in 000’s)
Balance Sheet
Investments in land and development	$45,422
Cash and cash equivalents	1,035
Other assets	76

Total assets	$46,533

Mortgage loans (1)	$45,000
Other liabilities	162

Total liabilities	45,162
Minority interest	2,268
Stockholders’ equity	(897)

Total liabilities and stockholders’ equity	$46,533

Statement of Operations
Fees and reimbursements from affiliates	$(20)

Interest expense	(35)
Cumulative effect of change in accounting principle	912

Total expenses	877

Net loss	$(897)

(1)	Contains a recourse provision to the Company in the amount of $30 million.

The cumulative effect of the change in accounting principle resulted in a one-time non-cash reduction to the Company’s net income of $912,000, or approximately $0.03 per share, which represents the elimination of intercompany fee income recognized, slightly offset by additions to capitalized interest on this development project as if Marina Shores had been consolidated at the inception of the Company’s investment.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

Tax indemnifications

Twenty-three of the properties in the Company’s portfolio were acquired on terms and conditions under which they can be disposed of only in a “like-kind exchange” or other non-taxable transaction for limited periods of time. The agreed upon time periods for these restrictions on dispositions vary from transaction to transaction. In the event the Company was to dispose of one of these properties through a taxable transaction during the restriction period, the Company would be required to indemnify the contributor of such property for all direct and indirect adverse tax consequences. The tax indemnifications granted to the contributors will not affect the way the Company conducts their business, including when and under what circumstances the Company may sell such restricted properties or interests in them during the restriction period. The Company has no intentions to sell or otherwise dispose of the properties or interests therein in taxable transactions during the restriction period.

Litigation

Certain claims and lawsuits have arisen against the Company in its normal course of business. Based on advice from legal counsel, the Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

Note 18. COMMON STOCK OFFERING

On March 19, 2004, the Company completed the sale of 3,910,000 shares of common stock (including the exercise of the over allotment of 510,000 shares) in an offering underwritten by Goldman, Sachs & Co. The 3,910,000 shares were sold at a per share price of $21.20, resulting in proceeds, net of offering costs, of approximately $81.6 million. The Company intends to use the net proceeds to redeem a portion of the outstanding shares of its Preferred Stock (as discussed in Note 1). In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under the Company’s unsecured bank line of credit.

Note 19. SUBSEQUENT EVENTS

Acquisition

In April 2004, the Company acquired 1100 17th Street in Washington, D.C., for a purchase price of $37.5 million. This property is a 142,000 square foot, 12-story multi-tenant office building located in the heart of Washington, D.C.’s central business district, within three blocks of the White House, Treasury Department and a prestigious mix of law firms, major corporations and trade associations. The purchase price was funded with the assumption of a $21 million loan from a life insurance company and a draw on the Company’s unsecured bank line of credit. The new loan bears a floating interest rate of 30-day LIBOR plus 1.75%, with a floor of 3.5%, and matures on July 1, 2007.

Financing Transactions

In April 2004, the Company closed a new $40 million loan which is secured by three office properties located in Illinois and Iowa. The loan has a maturity date of April 1, 2005, with two one-year extension options, and bears interest at the floating rate of 30-day LIBOR plus 2.00%. The proceeds from this loan were used to payoff a $35.1 million floating rate loan which was secured by a cross-collateralized pool of seven properties, had a maturity date of December 2004, and had a floating interest rate of LIBOR plus 3.25% with a floor of 5%.

Preferred Stock Redemption

On April 30, 2004 (the “Redemption Date”), the Company redeemed 3,106,000 shares of Preferred Stock, representing approximately 31.2% of the total number of outstanding shares. The redemption price was $25.775 per share of Preferred Stock plus $0.183 per share in accrued and unpaid dividends for the period from March 26, 2004 through and including the Redemption Date, without interest. This redemption was funded with proceeds from the Company’s March 2004 common stock offering which had temporarily been used to pay down the Company’s unsecured bank line of credit (as discussed in Note 18).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated is a self-administered and self-managed real estate investment trust, or REIT, with a nationwide portfolio of 65 primarily office properties, including 4 operating joint ventures, as of March 31, 2004. We focus on owning and managing high-quality, multi-tenant office properties with strong demand attributes located in supply constrained locations within large diverse markets. Our portfolio encompasses approximately 11 million square feet with the largest concentrations in the following markets: Washington D.C., Southern California, Boston, Northern New Jersey and San Francisco.

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

Results of Operations

Overview

Portfolio Composition

During 2003, we substantially completed our conversion to a focused office REIT. As a result, based on net operating income, the composition of our portfolio changed from 84% office and 16% industrial at March 31, 2003, to 95% office and 5% industrial at March 31, 2004. Rental revenues, both in aggregate and on a per square foot basis, differ substantially between the two product types and the changes in our portfolio composition affected overall rental revenues and property operating expenses.

Portfolio Occupancy

Total portfolio same store occupancy increased from 87.2% at March 31, 2003 to 88.9% at March 31, 2004. Same store office occupancy increased from 87.0% at March 31, 2003, to 87.9% at March 31, 2004.

Same Store Results

Same store net operating income for the office properties increased 5.8% from $21,409,000 for the three months ended March 31, 2003, to $22,660,000 for the three months ended March 31, 2004. Revenues increased 3.3%, and expenses were flat with a 0.2% decrease. Revenue per occupied square foot increased 2.2% from $22.38 at March 31, 2003 to $22.87 at March 31, 2004. Average rent per occupied square foot increased 1% from $18.49 at March 31, 2003 to $18.67 at March 31, 2004. Revenue per occupied square foot is calculated as annualized rental revenue for the current period, divided by occupied square feet as of the end of the current period. Average rent per occupied square foot is calculated as total annualized revenues to be earned per year during the term of a lease, before concessions, divided by the leased square footage.

Lease Maturities

Based upon the strength of the national leasing market, lease rollover will affect our rental revenues with changes in portfolio occupancy and changes in rental rates upon lease renewal. In the first quarter of 2004, we had approximately 62,000 square feet of new office leasing production at an average rent of $18.97 per square foot. We also renewed approximately 168,000 square feet of office leases at an average rent per square foot of $23.97. This represented an increase in effective rents from renewals (annualized rents net of concessions) of 3.5% during the first quarter of 2004.

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gains and losses on sales of real estate for properties sold or classified as held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued Operations” for all periods presented. As we generally reinvest the proceeds from property dispositions into the acquisition of new properties, we feel that it is necessary to discuss our results of operations after discontinued operations have been added back to the respective revenue and expense line items to provide a representation of the balances that management uses to evaluate the results of operations for the periods presented.

Following is a table which reconciles our results of operations reported in accordance with GAAP to our results of operations with discontinued operations added back to each respective revenue and expense line item. The comparative discussion of the two years’ results which follows is based on the “Adjusted” column amounts.

	2004			2003
	As Reported	Discontinued Operations	Adjusted	As Reported	Discontinued Operations	Adjusted
REVENUE
Rental revenue	$47,594	$(92)	$47,502	$41,808	$10,847	$52,655
Fees and reimbursements from affiliates	829	—	829	806	—	806
Interest and other income	832	1	833	808	2	810
Equity in earnings of unconsolidated operating JV’s	188	—	188	123	—	123

Total revenue	49,443	(91)	49,352	43,545	10,849	54,394

EXPENSES
Property operating expenses	17,219	93	17,312	14,576	2,867	17,443
General and administrative	2,172	—	2,172	3,785	—	3,785
Depreciation and amortization	15,056	1	15,057	12,069	2,224	14,293
Interest expense	9,246	—	9,246	7,863	1,921	9,784
Loss on early extinguishment of debt	85	—	85	—	—	—
Provision for impairment of real estate assets	—	—	—	2,272	—	2,272

Total expenses	43,778	94	43,872	40,565	7,012	47,577

Income before gain on sales of real estate assets, minority interest, discontinued operations and cumulative effect of change in accounting principle	5,665	(185)	5,480	2,980	3,837	6,817
Gain on sales of real estate assets	—	120	120	—	4,450	4,450

Income before minority interests, discontinued operations and cumulative effect of change in accounting principle	5,665	(65)	5,600	2,980	8,287	11,267
Minority interest (1)	12	—	12	(613)	—	(613)

Income before discontinued operations and cumulative effect of change in accounting principle	5,677	(65)	5,612	2,367	8,287	10,654
Discontinued operations	(65)	65	—	8,287	(8,287)	—

Income before cumulative effect of change in accounting principle	5,612	—	5,612	10,654	—	10,654
Cumulative effect of change in accounting principle	(912)	—	(912)	—	—	—

Net income	4,700	—	4,700	10,654	—	10,654
Preferred dividends	(4,823)	—	(4,823)	(4,891)	—	(4,891)
Discount on preferred stock repurchases	—	—	—	17	—	17

Net income (loss) available to Common Stockholders	$(123)	$—	$(123)	$5,780	$—	$5,780

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and discount on preferred stock repurchases.

Net Operating Income, Following is a table of net operating income by market, for comparative purposes, presenting the results for the quarters ended March 31, 2004 and 2003:

	2004	% of Total	2003	% of Total
Washington D.C.	$6,132	20.3%	$5,698	16.2%
Southern California	5,574	18.5%	5,641	16.0%
Boston	4,748	15.7%	3,440	9.8%
Northern New Jersey	3,845	12.7%	3,766	10.7%
San Francisco	1,679	5.6%	2,435	6.9%
Chicago	1,619	5.4%	1,192	3.4%
Tampa/Orlando	1,205	4.0%	1,514	4.3%
St. Louis	1,236	4.1%	1,052	3.0%
Minneapolis	810	2.7%	811	2.3%
Denver	692	2.3%	2,018	5.7%
All others	2,650	8.7%	7,645	21.7%

Total Net Operating Income	$30,190	100.0%	$35,212	100.0%

Rental Revenue. Rental revenue decreased $5,153,000 to $47,502,000 for the three months ended March 31, 2004, from $52,655,000 for the three months ended March 31, 2003. This change was primarily a result of property dispositions. See further discussion of factors affecting rental revenue in “Portfolio Composition” previously presented. Following is a table of rental revenue by market, for comparative purposes, presenting the results for the quarters ended March 31, 2004 and 2003 (in thousands):

	2004	2003
Washington D.C.	$8,500	$7,815
Southern California	8,196	8,068
Boston	7,775	5,455
Northern New Jersey	6,175	5,796
San Francisco	2,621	3,074
Chicago	3,104	2,694
Tampa/Orlando	1,878	2,197
St. Louis	2,017	1,926
Minneapolis	1,447	1,466
Denver	1,183	3,129
All others	4,606	11,035

Total Rental Revenue	$47,502	$52,655

Property Operating Expenses. Property operating expenses decreased $131,000 to $17,312,000 for the three months ended March 31, 2004, from $17,443,000 for the three months ended March 31, 2003, primarily due to lower snow removal costs, slightly offset by higher utility costs. Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the three months ended March 31, 2004 and 2003:

	2004	2003
Washington D.C.	$2,368	$2,117
Southern California	2,622	2,427
Boston	3,027	2,015
Northern New Jersey	2,330	2,030
San Francisco	942	639
Chicago	1,485	1,502
Tampa/Orlando	673	683
St. Louis	781	874
Minneapolis	637	655
Denver	491	1,111
All others	1,956	3,390

Total Property Operating Expenses	$17,312	$17,443

General and Administrative Expenses. General and administrative expenses decreased $1,613,000 to $2,172,000 for the three months ended March 31, 2004, from $3,785,000 for the three months ended March 31, 2003. This decrease is primarily due to staff reductions, lower incentive compensation costs, and decreased travel expenses during the three months ended March 31, 2004. General and administrative expenses as a percentage of total revenues decreased significantly to 4% for the three months ended March 31, 2004 from 7% for the three months ended March 31, 2003.

Depreciation and Amortization. Depreciation and amortization increased $764,000 to $15,057,000 for the three months ended March 31, 2004, from $14,293,000 for the three months ended March 31, 2003. This increase is primarily due to property acquisitions, net of dispositions, depreciation of capital improvements, and amortization of at-market in-place leases we recorded in accordance with SFAS No. 141. See complete description of our accounting policy regarding recognition and amortization of at-market in-place leases in Note 2 of our consolidated financial statements.

Interest Expense. Interest expense decreased $538,000 to $9,246,000 for the three months ended March 31, 2004, from $9,784,000 for the three months ended March 31, 2003. This decrease is primarily due to debt paid off in connection with property sales, refinancings and the Company’s common stock offering, and decreases in variable interest rates, partially offset by new debt obtained in connection with property acquisitions and decreased capitalization of interest to investments in development.

Loss on Early Extinguishment of Debt. During the first three month ended March 31, 2004 we recorded a loss on early extinguishment of debt of $85,000 due to the writeoff of unamortized original financing costs in connection with a loan paydown.

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

Gain on sales of real estate assets. The gain on sales of real estate assets of $120,000 during the three months ended March 31, 2004, resulted from the sale of one office property, which generated a loss of approximately $22,000, offset by the receipt of $142,000 in cash related to the settlement of contingencies from prior period dispositions. Overall, this resulted in a gain on sale of approximately $120,000. The gain on sales of real estate assets of $4,450,000 during the three months ended March 31, 2003, resulted from the sale of seven properties, including two office, four industrial and one multifamily.

Cumulative Effect of Change in Accounting Principle. In accordance with FIN 46 Revised, we began consolidating the entity known as Marina Shores, effective January 1, 2004, as we are deemed to be the primary beneficiary as defined by FIN 46 Revised. The implementation of this change has been accounted for as a change in accounting principle and applied cumulatively as of January 1, 2004. The cumulative effect of the change in accounting principle resulted in a one-time non-cash reduction to our net income of $912,000, or approximately $0.03 per share, which represents the elimination of intercompany fee income recognized, slightly offset by additions to capitalized interest on this development project as if Marina Shores had been consolidated at the inception of our investment.

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2004, cash provided by operating activities was $11,288,000 as compared to $20,967,000 for the same period in 2003. As a result of our 2003 property acquisition and disposition activity, our portfolio composition changed from 84% office and 16% industrial at March 31, 2003 to 95% office and 5% industrial at March 31, 2004. Rental revenues, both in aggregate and on a per square foot basis, differ substantially between the two product types and the changes in the portfolio composition effected overall rental revenues. In addition, property operating expenses as a percentage of total revenues are higher for office properties as compared to industrial properties. Cash used for investing activities was $9,738,000 for the three months ended March 31, 2004, as compared to $4,981,000 for the same period in 2003. This change is primarily due to higher proceeds from property sales, offset by funds used for acquisition of properties during the three months ended March 31, 2003, as compared to higher investments in land and development, offset by principal payments on mortgage loan receivables received during the three months ended March 31, 2004. Cash used for financing activities was $15,028,000 for the three months ended March 31, 2004, as compared to $11,202,000 for the same period in 2003. This change is primarily due to an increase in cash used for the repayment of debt, decrease in proceeds from borrowings, offset by proceeds from issuance of common stock.

We expect to meet our short-term liquidity requirements generally through our working capital, our unsecured bank line of credit (as discussed below) and cash generated by operations. We believe that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term. In addition to cash generated by operations, the unsecured bank line of credit provides for working capital advances. However, there can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet our operating and distribution requirements. If significant decreases in occupancy or rental rates occurred at our properties, this could have an adverse impact on our operating cash flows. Similarly, increases in interest rates could have an adverse impact on our operating cash flows.

Our principal sources of funding for acquisitions, expansion and renovation of properties, development and stock repurchases include the unsecured bank line of credit, permanent secured debt financing, public and private equity and debt issuances, the issuance of partnership units in the Operating Partnership, proceeds from property sales and cash flow provided by operations.

Investments in Land and Development

Our investments in land and development increased from $67,493,000 at December 31, 2003, to $131,313,000 at March 31, 2004. This increase is primarily due to the consolidation of the entity known as Marina Shores, effective January 1, 2004, in accordance with FIN 46 Revised. In addition, in February 2004, the Company acquired an undivided 50% tenancy in common interest in approximately 160 acres of the land at Gateway Park for a total purchase price of $16.8 million. This land had been part of the security for the mortgage loan receivable discussed below.

As of March 31, 2004, we had investments in the following properties under development and land held for development:

Properties Under Development

As of March 31, 2004

Market	Properties	Description	City	Square Footage	Economic Interest		Investment Balance ($000’s)
Denver	Three Gateway Center	Third office building constructed at Gateway Park (4-story)	Denver	80,258	50	%(1)	$1,490
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	62,972	50	%(1)	763

TOTAL				143,230			$2,253

continued

Land Held for Development

As of March 31, 2004

Market	Properties	Description	City	Proposed Sq. Footage	Economic Interest		Investment Balance ($000’s)
Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,095

	Subtotal - Boston			235,000			5,095

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 465 acres undeveloped	Denver	5,000,000	50	%(2)	45,560	(2)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado zoned for office use	Denver	120,000	100%		4,750

	Subtotal - Denver			5,120,000			50,310

San Francisco	Marina Shores	Mixed-use waterfront community, which could include 150,000 office square feet, 25,000 retail square feet and 1,930 multifamily units	Redwood City	300,000	50	%(3)	77,679

	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office campus	Hayward	600,000	100%		16,443

	Subtotal - San Francisco			900,000			94,122
		Other land not currently under development	New Jersey/San Francisco				5,791

TOTAL				6,255,000			$155,318

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT AND MORTGAGE LOANS RECEIVABLE				6,398,229			$157,571

(1)	Interest in the form of mezzanine loans.
(2)	Interest in the form of a mortgage loan receivable, mezzanine loans and equity. The investment balance includes $26,258 representing the balance of the mortgage loan receivable at March 31, 2004.
(3)	Interest in the form of equity and mezzanine loans. We consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised.

We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under our development alliances, we have provided an aggregate of approximately $4.8 million in debt guarantees; however, some of the loans were not fully drawn as of March 31, 2004. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. We would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for our obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that we must make payments under one of these guarantees, our only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by us in such an event can be made at this time.

Certain of the alliances with which we conduct business have been deemed to be VIEs as defined by FIN 46 Revised, however, other than Marina Shores as discussed above, none of these VIEs are required to be consolidated as we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $91.9 million and $50.7 million, respectively, at March 31, 2004. Our maximum exposure to loss is equal to our investments in these arrangements, plus the related debt guarantees, as described above.

Investments in Unconsolidated Operating Joint Ventures

Investments in unconsolidated operating joint ventures decreased from $12,211,000 at December 31, 2003 to $12,179,000 at March 31, 2004. This decrease was primarily due to cash distributions received from the joint ventures, offset by our equity interests in the joint ventures’ earnings.

Mortgage Loans Receivable

Mortgage loans receivable decreased from $40,323,000 at December 31, 2003, to $26,258,000 at March 31, 2004. We hold a first mortgage secured by a 50% interest in 305 acres of land at Gateway Park in Aurora, Colorado (as noted in above table). Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. During the three months ended March 31, 2004, the decrease in mortgage loans receivable resulted from principal and interest payments totaling approximately $14.6 million, partially offset by monthly interest accruals.

In February 2004, we acquired an undivided 50% tenancy in common interest in approximately 160 acres of land at Gateway Park for a total purchase price of $16.8 million. This land had been part of the security for the above noted mortgage loan receivable. In connection with this acquisition, the 160 acres was released as security and we received a $14.3 million payment on our mortgage loan receivable which was applied first to accrued interest and then to principal.

The borrowing entities in this loan arrangement have been deemed to be VIEs, but we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. Our maximum exposure to loss is equal to the recorded amount of our loan, including accrued interest.

Mortgage Loans and Unsecured Bank Line of Credit

At March 31, 2004, our indebtedness included fixed-rate debt of $483,237,000 and floating-rate debt of $219,283,000, and our ratio of total debt to gross book assets was approximately 43%.

During the three months ended March 31, 2004, mortgage loans payable increased from $649,325,000 to $684,323,000. This increase is primarily due to the consolidation of Marina Shore’s debt in the amount of $45,000,000 in accordance with FIN 46 Revised (discussed below) and $601,000 of draws on a construction loan, offset by loan payoffs of $1,346,000 due to scheduled principal amortization and a $9,257,000 paydown on a floating-rate loan (discussed below).

In accordance with FIN 46 Revised, we began consolidating the entity known as Marina Shores, effective January 1, 2004, as we are deemed to be the primary beneficiary as defined by FIN 46 Revised. Marina Shores has total debt of $45 million consisting of two loans, with a $30 million loan bearing interest at the floating rate of 30-day LIBOR plus 3.00%, and a $15 million loan bearing interest at the floating rate of 30-day LIBOR plus 5.00%. Both loans require monthly interest-only payments and mature on November 15, 2004. The interest rates on these loans at March 31, 2004 were 4.09% and 6.09%, respectively.

In February 2004, we made a paydown of approximately $9,257,000 on a floating-rate loan which was secured by a cross-collateralized pool of seven properties. This loan bears interest at the floating rate of 30-day LIBOR plus 2.00%, requires monthly interest-only payments, and has a maturity date of December 5, 2005. The interest rate on this loan at March 31, 2004, was 3.09%. As a result of the paydown, one of the properties securing the loan, a 56,348 square foot office property located in Alexandria, Virginia, was released from the collateral pool. All other terms of the loan remain the same. In connection with this paydown, we recognized a loss on early extinguishment of debt of approximately $85,000 which consisted of the writeoff of unamortized original financing costs.

Outstanding borrowings under our unsecured bank line of credit decreased from $89,941,000 at December 31, 2003, to $18,197,000 at March 31, 2004. The decrease was due to pay downs totaling $103,819,000 generated from the proceeds of a common stock offering (discussed below), a paydown received on the mortgage loan receivable, proceeds from a property sale and cash flow from operations, offset by draws totaling $32,075,000 for the acquisition of land at Gateway Park, disposition of the corporate aircraft and development advances. In March 2004, the unsecured bank line of credit was modified to extend the maturity date from September 2005 to March 2007, with one one-year extension option. The unsecured bank line of credit requires us, among other things, to be in compliance with certain financial and operating covenants. We have been in compliance during all of 2004 and remain in compliance at March 31, 2004.

At March 31, 2004, we were not a party to any open interest rate protection agreements other than an interest rate cap contract entered into in December 2001 which will expire in December 2004. In connection with a 2001 secured financing, we entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expires over a term concurrent with the secured financing, is indexed to a 30-day LIBOR rate, is for a notional amount equal to the maximum amount available on the secured financing, and caps 30-day LIBOR to a maximum of 6%. As of March 31, 2004 and December 31, 2003, the 30-day LIBOR rate was 1.09% and 1.12%, respectively. We paid a $594,000 fee at the inception of this cap agreement of which $357,000 has been charged to earnings as of March 31, 2004. The remaining $237,000 will be charged to earnings during the remainder of 2004. No further payments are required under this cap agreement.

Some of our properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by us.

The required principal payments on our debt for the next five years and thereafter, as of March 31, 2004, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $18,197 which has an initial maturity of March 26, 2007.

Year Ending December 31,
2004	$108,948
2005	54,939
2006	135,149
2007	26,380
2008	289,333
Thereafter	87,771

Total	$702,520

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

On March 19, 2004, we completed the sale of 3,910,000 shares of common stock (including the exercise of the over allotment of 510,000 shares) in an offering underwritten by Goldman, Sachs & Co. The 3,910,000 shares were sold at a per share price of $21.20, resulting in proceeds, net of offering costs, of approximately $81.6 million. We intend to use the net proceeds to redeem a portion of the outstanding shares of our Preferred Stock. In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under our unsecured bank line of credit.

Stock Repurchases

In 1999, our Board of Directors authorized the repurchase of up to 6.2 million shares of our outstanding Common Stock. This represented approximately 20% of our total outstanding Common Stock. In December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of March 31, 2004, 6,394,816 common shares have been repurchased at an average price per share of $16.60 and a total cost of approximately $106.8 million; this represents approximately 78% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, we announced that our Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of March 31, 2004, 1,543,700 preferred shares have been repurchased at an average price per share of $15.72 and a total cost of approximately $24.2 million; this represents approximately 45% of the expanded repurchase authorization and approximately 13% of Preferred Stock outstanding when the repurchase program began. No repurchases of Common Stock or Preferred Stock were made during the three months ended March 31, 2004. Future stock repurchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

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

Funds from Operations

Funds from Operations, or FFO, as defined by NAREIT, represents net income (loss) (including discontinued operations) before minority interest and extraordinary items, adjusted for real estate-related depreciation and amortization and gains from the disposal of properties, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We believe that FFO is a widely used measure of the operating performance of equity REITs which provides a relevant basis for comparison among other REITs. Together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt, to pay distributions, and to fund acquisitions, developments and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP, and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our operating performance or as an alternative to cash flows from operating, investing and financing activities (determined in accordance with GAAP) as a measure of liquidity. FFO does not necessarily indicate that cash flows will be sufficient to fund all of our cash needs including principal amortization, capital improvements and dividends to stockholders. Further, FFO as disclosed by other REITs may not be comparable to our calculation of FFO. We calculate FFO in accordance with the White Paper on FFO approved by the Board of Governors of NAREIT in October 1999, as amended.

Adjusted Funds from Operations, or AFFO, represents net income (loss) (including discontinued operations) before minority interest and extraordinary items, adjusted for depreciation and amortization including amortization of deferred financing costs and gains from the disposal of properties or asset impairments, less lease commissions and recurring and/or non-income producing capital expenditures, consisting of tenant improvements and certain capital expenditures intended to extend the useful life of the property, plus non cash losses on early extinguishment of debt and less straight-line rents pursuant to SFAS No. 13 and rental revenue adjustments generated by leases acquired pursuant to SFAS No. 141. We believe that AFFO is a measure of the operating performance of equity REITs which, together with FFO, net income, and cash flows, provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt, to pay distributions, and to fund acquisitions, developments and other capital expenditures. AFFO should not be considered an alternative to net income (computed in accordance with GAAP) as a measure of our operating performance or as an alternative to cash flow from operating activities (computed in accordance with GAAP) as a measure of our liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of our cash needs. Further, AFFO as disclosed by other REITs may not be comparable to our calculation of AFFO.

The following table sets forth our calculation of FFO and AFFO for the three months ended March 31, 2004 and 2003 (in thousands, except weighted average shares and per share amounts):

	March 31, 2004	March 31, 2003
Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	$5,665	$2,980
Preferred dividends	(4,823)	(4,891)
Real estate depreciation and amortization (1)	14,700	11,725
Income (loss) from discontinued operations	(65)	8,287
(Gain) loss on sale from discontinued operations	(120)	(4,450)
Depreciation and amortization from discontinued operations	1	2,224
Discount on preferred stock repurchases	—	17
Adjustment to reflect FFO of unconsolidated operating JV’s (2)	179	116

FFO	$15,537	$16,008

Amortization of deferred financing fees	799	803
Non-real estate depreciation	356	344
Adjustment for SFAS No.13 rents (3)	(1,405)	(1,590)
Adjustment for SFAS No.141 rents (4)	(171)	(329)
Non-cash loss on early extinguishment of debt	85	—
Provision for impairment of real estate assets	—	2,272
Capital reserve	(4,065)	(5,877)

AFFO	$11,136	$11,631

Distributions per share (5)	$0.35	$0.43

Diluted weighted average shares outstanding	31,899,526	30,768,653

(1)	Excludes non-real estate depreciation and amortization.
(2)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(3)	Amortization of straight-line rent pursuant to SFAS No.13.
(4)	Amortization of acquired above and below market rate leases pursuant to SFAS No.141.
(5)	The distributions for the three months ended March 31, 2004, were paid on April 15, 2004.

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

All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those stated or implied in such forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	market fluctuations in rental rates and occupancy;

•	reduced demand for office space;

•	defaults or non-renewal of leases by customers;

•	availability and creditworthiness of prospective tenants;

•	interpretations of lease provisions regarding recovery of expenses differing from ours prevail;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	difficulties in identifying properties to acquire and in effecting acquisitions;

•	our failure to successfully integrate acquired properties and operations;

•	the unpredictability of both the frequency and final outcome of litigation;

•	the unpredictability of changes in accounting rules;

•	failure of market conditions and occupancy levels to improve in certain geographic areas;

•	continuing threat of terrorist attacks;

•	unanticipated difficulties with joint venture partners; and

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities);

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2003. We assume no obligation to update any forward looking-statement or statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

We are exposed to changes in interest rates obtainable on our secured and unsecured borrowings. We do not believe that changes in market interest rates will have a material impact on the performance or fair value of our mortgage loans receivable.

It is our policy to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, we have also entered into several variable rate debt arrangements. Approximately 31% at March 31, 2004, and 35% at December 31, 2003, of our outstanding debt, including amounts borrowed under our unsecured bank line of credit, were subject to variable rates. In addition, the average interest rate on our debt increased from 4.91% at December 31, 2003, to 5.16% at March 31, 2004. We review interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. We do not have any other material market-sensitive financial instruments. It is not our policy to engage in hedging activities for speculative or trading purposes.

We may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we are entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we make payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At March 31, 2004, we were not a party to any forward interest rate or similar agreements other than the interest rate cap contract entered into in December 2001 as discussed in “Mortgage Loans and Unsecured Bank Line of Credit” above.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands)
Secured Fixed	$6,847	$6,734	$84,369	$8,183	$289,333	$87,771	$483,237	$492,899
Average interest rate	6.51%	5.92%	6.72%	6.08%	5.57%	5.44%	5.77%
Secured Variable	$102,101	$48,205	$50,780	$—	$—	$—	$201,086	$201,086
Average interest rate	4.48%	3.17%	3.34%	—	—	—	3.88%
Unsecured Variable	$—	$—	$—	$18,197	$—	$—	$18,197	$18,197
Average interest rate	—	—	—	2.84%	—	—	2.84%

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $274,000, based upon the balances outstanding on variable rate instruments at March 31, 2004.

Item 4. Controls and Procedures

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference to this item.

(b)	Reports on Form 8-K:

On January 28, 2004, we furnished a report on Form 8-K with respect to our press release, announcing results of operations for the quarter ended December 31, 2003 (not incorporated herein by reference).

On March 8, 2004, we filed a report on Form 8-K with respect to our public offering of Common Stock (incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

By: Glenborough Realty Trust Incorporated,

Date: May 7, 2004	/s/ Andrew Batinovich
Andrew Batinovich
Director, President and Chief Executive Officer

Date: May 7, 2004	/s/ Stephen Saul
Stephen Saul
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2004	/s/ Brian Peay
Brian Peay
Senior Vice President,
Finance and Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

11.01	Statement re: Computation of Earnings Per Share is shown in Note 13 of the Consolidated Financial Statements of the Company in Item 1.

12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.02	Section 302 Certification of Stephen R. Saul, Chief Financial Officer.

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

32.02	Section 906 Certification of Stephen R. Saul, Chief Financial Officer.