Form 10-Q
period 2004-06-30
GLENBOROUGH REALTY TRUST INC
filed 2004-08-09
CIK 929454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 5, 2004, 31,924,290 shares of Common Stock ($.001 par value) and 6,850,590 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value, $25.00 per share liquidation preference) were outstanding.

INDEX

GLENBOROUGH REALTY TRUST INCORPORATED

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Rental properties, gross	$1,417,189	$1,392,147
Accumulated depreciation and amortization	(205,461)	(187,370)

Rental properties, net	1,211,728	1,204,777

Properties held for sale (net of accumulated depreciation and amortization of $1,505 and $1,351 as of June 30, 2004 and December 31, 2003, respectively)	9,188	9,290
Investments in land and development	133,136	67,493
Investments in unconsolidated operating joint ventures	12,133	12,211
Mortgage loans receivable	26,399	40,323
Leasing and financing costs (net of accumulated amortization of $17,331 and $14,818 as of June 30, 2004 and December 31, 2003, respectively)	25,932	26,246
Cash and cash equivalents	7,719	18,992
Other assets	25,698	25,907

TOTAL ASSETS	$1,451,933	$1,405,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$709,005	$649,325
Unsecured bank line of credit	85,389	89,941
Other liabilities	33,190	37,159

Total liabilities	827,584	776,425

Commitments and contingencies (Note 18)

Minority interest	38,746	36,969

Stockholders’ Equity:
Common stock, $0.001 par value, 188,000,000 shares authorized, 31,924,290 and 27,847,477 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	32	28
Preferred stock, $0.001 par value, 12,000,000 shares authorized, $25.00 liquidation preference, 6,850,196 and 9,956,300 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	7	10
Additional paid-in capital	789,655	779,627
Deferred compensation	(4,920)	(2,977)
Distributions in excess of accumulated earnings	(199,171)	(184,843)

Total stockholders’ equity	585,603	591,845

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,451,933	$1,405,239

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2004 and 2003

(in thousands, except share and per share amounts)

(Unaudited)

	2004	2003
REVENUE
Rental revenue	$48,781	$43,203
Fees and reimbursements from affiliates	1,032	961
Interest and other income	638	1,116
Equity in earnings of unconsolidated operating joint ventures	249	181

Total revenue	50,700	45,461

EXPENSES
Property operating expenses	16,290	13,524
General and administrative	4,010	3,754
Depreciation and amortization	15,489	12,541
Interest expense	9,092	7,787
Provision for impairment of non-real estate assets	—	3,905

Total expenses	44,881	41,511

Income before minority interest and discontinued operations	5,819	3,950
Minority interest	(667)	(588)

Income before discontinued operations	5,152	3,362
Discontinued operations (including gain on sales of $12,408 and $11,154 in 2004 and 2003, respectively)	12,854	6,843

Net income	18,006	10,205
Preferred dividends	(3,318)	(4,889)
Dividends paid on redeemed preferred stock	(2,073)	—
(Premium)/discount and writeoff of original issuance costs on preferred stock redemption	(5,909)	—

Net income available to Common Stockholders	$6,706	$5,316

Basic Per Share Data:
Continuing operations	$(0.16)	$(0.03)
Discontinued operations	0.37	0.22

Net income available to Common Stockholders	$0.21	$0.19

Basic weighted average shares outstanding	31,662,622	27,600,788

Diluted Per Share Data:
Continuing operations	$(0.16)	$(0.03)
Discontinued operations	0.37	0.22

Net income available to Common Stockholders	$0.21	$0.19

Diluted weighted average shares outstanding	31,662,622	27,600,788

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the six months ended June 30, 2004 and 2003

(in thousands, except share and per share amounts)

(Unaudited)

	2004	2003
REVENUE
Rental revenue	$95,386	$83,926
Fees and reimbursements from affiliates	1,861	1,768
Interest and other income	1,470	1,923
Equity in earnings of unconsolidated operating joint ventures	437	304

Total revenue	99,154	87,921

EXPENSES
Property operating expenses	33,182	27,767
General and administrative	6,181	7,539
Depreciation and amortization	30,238	24,334
Interest expense	18,113	15,532
Loss on early extinguishment of debt	85	—
Provision for impairment of real estate assets	—	2,272
Provision for impairment of non-real estate assets	—	3,905

Total expenses	87,799	81,349

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	11,355	6,572
Minority interest	(655)	(1,201)

Income before discontinued operations and cumulative effect of change in accounting principle	10,700	5,371
Discontinued operations (including gain on sales of $12,528 and $15,604 in 2004 and 2003, respectively)	12,918	15,488

Income before cumulative effect of change in accounting principle	23,618	20,859
Cumulative effect of change in accounting principle (Note 17)	(912)	—

Net income	22,706	20,859
Preferred dividends	(8,141)	(9,780)
Dividends paid on redeemed preferred stock	(2,073)	—
(Premium)/discount and writeoff of original issuance costs on preferred stock redemption	(5,909)	17

Net income available to Common Stockholders	$6,583	$11,096

Basic Per Share Data:
Continuing operations	$(0.14)	$(0.10)
Discontinued operations	0.39	0.50
Cumulative effect of change in accounting principle	(0.03)	—

Net income available to Common Stockholders	$0.22	$0.40

Basic weighted average shares outstanding	30,114,060	27,624,147

Diluted Per Share Data:
Continuing operations	$(0.14)	$(0.10)
Discontinued operations	0.39	0.50
Cumulative effect of change in accounting principle	(0.03)	—

Net income available to Common Stockholders	$0.22	$0.40

Diluted weighted average shares outstanding	30,114,060	27,624,147

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2004

(in thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Deferred Compen- sation	Distributions in excess of accumulated earnings	Total
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2003	27,847	$28	9,956	$10	$779,627	$(2,977)	$(184,843)	$591,845
Exercise of stock options	61	—	—	—	1,132	—	—	1,132
Issuance of common stock, net of offering costs of $1,507	3,910	4	—	—	81,392	—	—	81,396
Issuance of restricted common stock to officer	100	—	—	—	2,427	(2,427)	—	—
Conversion of preferred stock to common stock	6	—	(8)	—	—	—	—	—
Preferred stock redemption	—	—	(3,098)	(3)	(77,456)	—	—	(77,459)
Premium and writeoff of original issuance costs on preferred stock redemption	—	—	—	—	3,448	—	(5,909)	(2,461)
Amortization of deferred compensation	—	—	—	—	—	484	—	484
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(915)	—	—	(915)
Dividends paid to common and preferred stockholders	—	—	—	—	—	—	(29,052)	(29,052)
Dividends paid on redeemed preferred stock	—	—	—	—	—	—	(2,073)	(2,073)
Net income	—	—	—	—	—	—	22,706	22,706

Balance at June 30, 2004	31,924	$32	6,850	$7	$789,655	$(4,920)	$(199,171)	$585,603

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2004 and 2003

(in thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$22,706	$20,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	30,856	28,381
Amortization of loan fees, included in interest expense (including discontinued operations)	1,600	1,577
Accrued interest on mortgage loans receivable	(1,028)	(1,479)
Minority interest in income from operations	655	1,201
Equity in earnings of unconsolidated operating joint ventures	(437)	(304)
Gain on sales of real estate assets	(12,528)	(15,604)
Loss on early extinguishment of debt (included in discontinued operations in 2003)	85	5,411
Provision for impairment of real estate assets	—	2,272
Provision for impairment of non-real estate assets	—	3,905
Cumulative effect of change in accounting principle	912	—
Amortization of deferred compensation	484	531
Accelerated vesting of stock options	—	122
Changes in certain assets and liabilities, net	(9,928)	(10,645)

Net cash provided by operating activities	33,377	36,227

Cash flows from investing activities:
Net proceeds from sales of rental properties	13,664	149,632
Acquisitions of rental properties	(17,165)	(72,143)
Payments for capital and tenant improvements	(13,134)	(20,731)
Investments in land and development	(20,233)	(6,608)
Investments in unconsolidated operating joint ventures	—	(75)
Distributions from unconsolidated operating joint ventures	515	449
Buyout of minority interest in consolidated subsidiary	—	(175)
Principal payments from mortgage loans receivable	14,952	4,308

Net cash (used for) provided by investing activities	(21,401)	54,657

Cash flows from financing activities:
Proceeds from borrowings	200,008	117,246
Repayment of borrowings	(193,754)	(144,487)
Prepayment penalties on loan payoffs	—	(5,411)
Distributions to minority interest holders	(2,101)	(2,590)
Dividends paid to common and preferred stockholders	(29,052)	(33,739)
Contributions from minority interest holders	80	—
Proceeds from issuance of common stock, net of offering costs	81,396	—
Preferred stock redemption	(77,459)	—
Dividends paid on redeemed preferred stock	(2,073)	—
Premium on preferred stock redemption	(2,461)	—
Exercise of stock options	1,132	122
Repurchases of common stock	—	(2,300)
Repurchases of preferred stock	—	(108)

Net cash used for financing activities	(24,284)	(71,267)

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS – continued

For the six months ended June 30, 2004 and 2003

(in thousands)

(Unaudited)

	2004	2003
Net (decrease) increase in cash and cash equivalents	$(12,308)	$19,617
Cash and cash equivalents at Marina Shores on January 1, 2004 (see Note 17)	1,035	—
Cash and cash equivalents at beginning of period	18,992	5,273

Cash and cash equivalents at end of period	$7,719	$24,890

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,574 and $2,057 in 2004 and 2003, respectively)	$16,801	$17,885

Supplemental disclosure of non-cash investing and financing activities:

Non-cash components of consolidation of Marina Shores:
Investments in land and development	$46,322	$—
Cash and cash equivalents	1,035	—
Mortgage loans payable	(45,000)	—
Minority interest	(2,228)	—
Other assets and liabilities, net	(129)	—

	$—	$—

Assumption of mortgage loan in acquisition of real estate	$21,049	$—

Reclassification of real estate assets from investments in land and development	$—	$18,084

Disposition of real estate involving buyer’s assumption of mortgage loans	$17,175	$20,658

Writeoff of original issuance costs on preferred stock redemption	$3,448	$—

Reallocation of limited partners’ interests in Operating Partnership	$915	$183

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

As of June 30, 2004, 31,924,290 shares of Common Stock and 6,850,196 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 3,001,957 shares of Common Stock issuable upon redemption of 3,001,957 partnership units in the Operating Partnership (as defined below), there would be 34,926,247 shares of Common Stock outstanding as of June 30, 2004. In 1999 and 2000, the Company’s Board of Directors authorized the repurchase of up to 8,210,700 shares of Common Stock and 3,450,000 shares of Preferred Stock. As of June 30, 2004, 6,394,816 shares of Common Stock and 1,543,700 shares of Preferred Stock (excluding the redemption discussed below) have been repurchased at a total cost of approximately $131 million.

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

On April 30, 2004 (the “Redemption Date”), the Company redeemed, on a pro rata basis, as to record holders, approximately 3.1 million shares of Preferred Stock, representing approximately 31.2% of the total number of outstanding shares. The redemption price was $25.775 per share of Preferred Stock plus $0.183 per share in accrued and unpaid dividends for the period from March 26, 2004 through and including the Redemption Date, without interest. This redemption was funded with proceeds from the Company’s March 2004 common stock offering (as discussed in Note 19).

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and a 90.40% limited partner interest at June 30, 2004, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of June 30, 2004, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 65 real estate projects.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of June 30, 2004 and December 31, 2003, the consolidated results of operations of the Company and its subsidiaries for the three and six months ended June 30, 2004 and 2003, and cash flows of the Company for the six months ended June 30, 2004 and 2003. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company as of June 30, 2004 and December 31, 2003, the results of operations of the Company for the three and six months ended June 30, 2004 and 2003, and cash flows of the Company for the six months ended June 30, 2004 and 2003.

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

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under FIN 46 Revised’s provisions no later than the first quarter of fiscal 2004. The Company has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. Certain of the entities through which and with which the Company conducts business, including those described in Notes 6 and 8 have been deemed to be VIEs under the provisions of FIN 46 Revised. In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised (see Note 17). There are other alliances which are VIEs, but of which the Company is not the primary beneficiary.

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

As of June 30, 2004, 366,241 shares of bonus grants were outstanding under the Plan. The intrinsic value of the shares granted has been recorded as deferred compensation, with an offsetting entry to additional paid-in-capital, in the accompanying financial statements. The vesting of 316,241 of these shares is time-based and the deferred

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

compensation related to these shares is being amortized to general and administrative expense ratably over the respective vesting periods that range from 5 to 10 years. As a result, additional compensation expense of $416,754 and $653,299 was recognized during the six months ended June 30, 2004 and 2003, respectively, on the accompanying consolidated statements of operations. The vesting of 50,000 of these shares, which were granted on March 30, 2004, is based on achieving annual performance metrics over a ten-year period. The Company accounts for these shares under the recognition and measurement principles of FASB Interpretation No. 28. As a result, additional compensation expense of $67,183 was recognized during the three and six months ended June 30, 2004, on the accompanying consolidated statements of operations.

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

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income available to Common Stockholders
As reported	$6,706	$5,316	$6,583	$11,096
SFAS No. 123 Adjustment	(24)	(91)	(83)	(291)

Pro forma	$6,682	$5,225	$6,500	$10,805

Basic earnings per share
As reported	$0.21	$0.19	$0.22	$0.40
SFAS No. 123 Adjustment	—	—	—	(0.01)

Pro forma	$0.21	$0.19	$0.22	$0.39

Diluted earnings per share
As reported	$0.21	$0.19	$0.22	$0.40
SFAS No. 123 Adjustment	—	—	—	(0.01)

Pro forma	$0.21	$0.19	$0.22	$0.39

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships (if any), is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between at-market in-place lease values and tenant relationships (if any) based on management’s evaluation of the specific characteristics of each tenant’s lease. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, this amount would be separately allocated and amortized over the estimated life of the relationship. The value of at-market in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities (included in other liabilities), and the unsecured bank line of credit, the recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates that the Company would be able to obtain for mortgage loans to third parties with similar terms, the carrying value of the Company’s mortgage loans receivable approximates fair value. Based on interest rates available to the Company for debt with comparable maturities and other terms, the estimated fair value of the Company’s secured mortgage loans as of June 30, 2004 and December 31, 2003, would be approximately $711,676 and $666,033 (in thousands), respectively.

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

At June 30, 2004, the Company was not a party to any open interest rate protection agreements.

Leasing and Financing Costs

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related notes payable or leases.

Minority Interest

Minority interest represents the 8.60% and 9.73% limited partner interests in the Operating Partnership not held by the Company at June 30, 2004 and December 31, 2003, respectively. The Company periodically adjusts the carrying value of minority interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of limited partnership interest in the Operating Partnership.

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

For the six months ended June 30, 2004 and 2003, no tenants represented 10% or more of rental revenue of the Company.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 3.	RENTAL PROPERTIES

The cost and accumulated depreciation of rental properties, by market, as of June 30, 2004 and December 31, 2003, are as follows (in thousands):

	As of June 30, 2004
	Land	Buildings & Improve- ments	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$42,744	$231,312	$274,056	$(22,337)	$251,719	*
Southern California	39,780	189,918	229,698	(22,309)	207,389	*
Northern New Jersey	26,137	144,926	171,063	(30,299)	140,764
Boston	22,751	162,100	184,851	(26,439)	158,412	*
San Francisco	36,051	84,216	120,267	(12,627)	107,640
Chicago	2,746	103,237	105,983	(25,924)	80,059
St. Louis	7,192	28,192	35,384	(6,416)	28,968
Tampa/Orlando	8,286	41,140	49,426	(10,170)	39,256
Denver	4,654	38,223	42,877	(5,256)	37,621
Minneapolis	6,129	30,792	36,921	(7,408)	29,513
Las Vegas	7,746	33,489	41,235	(7,657)	33,578
Omaha	1,534	35,650	37,184	(8,096)	29,088
Indianapolis	691	4,677	5,368	(974)	4,394
All others	13,612	79,332	92,944	(21,054)	71,890
Properties held for sale	(1,867)	(8,201)	(10,068)	1,505	(8,563)

Total	$218,186	$1,199,003	$1,417,189	$(205,461)	$1,211,728

*	Includes acquisition costs allocated to at market and above market rate in-place leases, net of accumulated amortization, of $8,844 in Washington D.C., $7,307 in Southern California, and $6,132 in Boston.

	As of December 31, 2003
`	Land	Buildings & Improve- ments	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$33,663	$219,608	$253,271	$(21,327)	$231,944	*
Southern California	39,780	189,081	228,861	(17,617)	211,244	*
Northern New Jersey	26,137	144,666	170,803	(27,995)	142,808
Boston	22,751	161,038	183,789	(23,804)	159,985	*
San Francisco	36,051	83,195	119,246	(11,056)	108,190
Chicago	2,746	102,814	105,560	(24,152)	81,408
St. Louis	7,192	27,746	34,938	(5,870)	29,068
Tampa/Orlando	8,286	41,016	49,302	(9,272)	40,030
Denver	4,654	37,919	42,573	(4,651)	37,922
Minneapolis	6,129	30,629	36,758	(6,821)	29,937
Las Vegas	7,746	33,269	41,015	(7,070)	33,945
Omaha	1,534	34,601	36,135	(7,304)	28,831
Indianapolis	691	6,440	7,131	(2,274)	4,857
All others	13,612	79,189	92,801	(19,508)	73,293
Properties held for sale	(1,867)	(8,169)	(10,036)	1,351	(8,685)

Total	$209,105	$1,183,042	$1,392,147	$(187,370)	$1,204,777

*	Includes acquisition costs allocated to at market and above market rate in-place leases, net of accumulated amortization, of $7,074 in Washington D.C., $9,083 in Southern California, and $6,949 in Boston.

NOTE 4.	ACQUISITIONS OF RENTAL PROPERTIES

In April 2004, the Company acquired 1100 17th Street, a 142,000 square foot, 12-story multi-tenant office building located in Washington, D.C. The total acquisition cost of approximately $38.2 million was funded using 1031 tax-deferred exchange proceeds from the sale of an office building, along with the assumption of a $21 million loan from

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

a life insurance company. The new loan bears a floating interest rate of 30-day LIBOR plus 1.75%, with a floor of 3.5%, and matures on July 1, 2007. SFAS No. 141 requires the acquirer to allocate a portion of the acquisition costs to intangible assets and liabilities in applying the purchase method of accounting. Intangible assets related to at market and above market rate in-place leases recognized in this transaction amounted to approximately $3.2 million. Liabilities related to below market rate in-place leases amounted to approximately $1.6 million.

NOTE 5.	DISPOSITIONS OF RENTAL PROPERTIES

During the six months ended June 30, 2004, the Company sold a 30,000 square foot office building located in Norristown, Pennsylvania, for a sales price of $1.1 million, and a 143,707 square foot office building located in Alexandria, Virginia, for a sales price of approximately $29.9 million. These two sales generated a net gain of approximately $12.4 million. In addition, the Company received $130,000 in cash related to the settlement of contingencies from prior period dispositions. Overall, this resulted in a net gain on sale of approximately $12.5 million.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the gain or loss on sale and the related operating results from these sold properties are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet with the related results from operations classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. At June 30, 2004, there was one property classified as held for sale.

The major classes of assets and liabilities of properties classified as held for sale at June 30, 2004 and December 31, 2003 are (dollars in thousands):

	June 30, 2004	December 31, 2003
ASSETS
Rental properties, gross	$10,068	$10,036
Accumulated depreciation	(1,505)	(1,351)

Rental properties, net	8,563	8,685

Leasing and financing costs, net	338	357
Other assets	287	248

Properties held for sale	$9,188	$9,290

LIABILITIES
Other liabilities	$—	$—

Obligations associated with properties held for sale	$—	$—

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

Below is a summary of the results of operations of sold properties through their respective disposition dates (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Total rental revenue	$1,196	$6,897	$2,094	$18,832

Property operating expenses	252	2,352	673	5,552
Depreciation and amortization	310	1,545	618	4,047
Interest expense	188	1,900	413	3,938
Loss on early extinguishment of debt	—	5,411	—	5,411

Total expenses	750	11,208	1,704	18,948

Income (loss) before gain on sales of real estate	446	(4,311)	390	(116)
Gain on sales of real estate	12,408	11,154	12,528	15,604

Discontinued operations	$12,854	$6,843	$12,918	$15,488

NOTE 6.	INVESTMENTS IN LAND AND DEVELOPMENT

The Company’s investments in land and development increased from $67,493,000 at December 31, 2003, to $133,136,000 at June 30, 2004. This increase is primarily due to the consolidation of the entity known as Marina Shores, effective January 1, 2004, in accordance with FIN 46 Revised. See Note 17 for further discussion. In addition, in February 2004, the Company acquired an undivided 50% tenancy in common interest in approximately 160 acres of the land at Gateway Park for a total purchase price of $16.8 million. This land had been part of the security for the mortgage loan receivable discussed in Note 8.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2004, the Company had investments in the following properties under development and land held for development:

Properties Under Development

Market	Properties	Description	City	Square Footage	Economic Interest		Investment Balance ($000’s)
Denver	Three Gateway Center	Third office building constructed at Gateway Park (4-story)	Denver	80,258	50	%(1)	$1,490

Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	62,972	50	%(1)	774

TOTAL				143,230			$2,264

Land Held for Development

Market	Properties	Description	City	Proposed Sq. Footage	Economic Interest		Investment Balance ($000’s)
Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,133

	Subtotal - Boston			235,000			5,133

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 465 acres undeveloped	Denver	5,000,000	50	%(2)	45,954	(2)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado zoned for office use	Denver	120,000	100%		4,750

	Subtotal - Denver			5,120,000			50,704

San Francisco	Marina Shores	Mixed-use waterfront community, which could include 150,000 office square feet, 25,000 retail square feet and 1,930 multifamily units	Redwood City	150,000	50	%(3)	79,114

	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office campus	Hayward	600,000	100%		16,467

	Subtotal - San Francisco			750,000			95,581

		Other land not currently under development	New Jersey/San Francisco				5,853

TOTAL				6,105,000			$157,271

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT AND MORTGAGE LOANS RECEIVABLE				6,248,230			$159,535

(1)	Interest in the form of mezzanine loans.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

(2)	Interest in the form of a mortgage loan receivable, mezzanine loans and equity. The investment balance includes $26,399 representing the balance of the mortgage loan receivable at June 30, 2004.
(3)	Interest in the form of equity and mezzanine loans. The Company consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised. See Note 17 for further discussion.

The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under its development alliances, the Company has provided an aggregate of approximately $4.7 million in debt guarantees; however, some of the loans were not fully drawn as of June 30, 2004. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. The Company would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for the Company’s obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that the Company must make payments under one of these guarantees, its only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by the Company in such an event can be made at this time.

Certain of the alliances with which the Company conducts business have been deemed to be VIEs as defined by FIN 46 Revised, however, other than Marina Shores as discussed above, none of these VIEs are required to be consolidated as the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $95.0 million and $53.6 million, respectively, at June 30, 2004. The Company’s maximum exposure to loss is equal to its investments in these arrangements, plus the related debt guarantees, as described above.

NOTE 7. INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company’s investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings (losses). Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated operating joint ventures consist of the following as of June 30, 2004 and December 31, 2003 (dollars in thousands):

Joint Venture	Ownership Interest	Property Location	Square Footage/ Units		Property Type	Jun. 30, 2004	Dec. 31, 2003
Rincon Center I & II	10%	San Francisco, CA	741,423	sf	Mixed-Use	$4,173	$4,119
2000 Corporate Ridge	10%	McLean, VA	255,980	sf	Office	2,942	2,895
Gateway Retail I	50%	Denver, CO	12,000	sf	Retail	396	424
Lakecrest Apartments	27%	Aurora, CO	440	units	Residential	4,622	4,773

						$12,133	$12,211

NOTE 8.	MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage of approximately $26.4 million, including accrued interest, at June 30, 2004, secured by a 50% interest in 305 acres of land at Gateway Park in Aurora, Colorado. The loan was originally funded in June 1998, bears a fixed interest rate of 6.5% and has a maturity date of July 2007. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development. No loan loss reserves have been recorded related to this loan.

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

NOTE 9.	OTHER ASSETS

As of June 30, 2004 and December 31, 2003, other assets on the consolidated balance sheets consist of the following (in thousands):

	2004	2003
Accounts receivable, net	$2,352	$3,055
Straight-line rent receivable, net	13,997	10,886
Prepaid expenses	1,628	1,304
Impound accounts	2,176	4,627
Notes receivable	3,655	3,724
Investment in management contracts	1,446	1,749
Corporate office fixed assets, net	331	454
Other	113	108

Total other assets	$25,698	$25,907

NOTE 10.	SECURED AND UNSECURED LOANS

The Company had the following mortgage loans and unsecured bank line of credit outstanding as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	2004	2003
Secured loans with various lenders, bearing interest at fixed rates between 3.82% and 8.13% at June 30, 2004 and December 31, 2003, with monthly principal and interest payments ranging between $29 and $292 and maturing at various dates through December 1, 2013. These loans are secured by properties with an aggregate net carrying value of $429,693 and $406,206 at June 30, 2004 and December 31, 2003, respectively.	$349,794	$297,327

Secured loans with various lenders, bearing interest at variable rates ranging between 3.33% and 5.00% at June 30, 2004, and 3.12% and 3.47% at December 31, 2003, and maturing at various dates through November 10, 2008. These loans are secured by properties with an aggregate net carrying value of $194,506 and $186,826 at June 30, 2004 and December 31, 2003, respectively.	173,362	129,641

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

	2004	2003
Secured loan with an insurance company, net of unamortized discount of $1,338 and $1,492 at June 30, 2004 and December 31, 2003, respectively. The loan has two fixed rate components. The fixed rate component of $44,139 bears interest at 6.13%, matures on November 10, 2008, and requires monthly principal and interest payments of $296. The fixed rate component of $90,637 bears interest at 5.91%, matures on November 10, 2008, and requires monthly principal and interest payments of $595. The two components are cross-collateralized and are secured by properties with an aggregate net carrying value of $189,578 and $193,578 at June 30, 2004 and December 31, 2003, respectively.	$134,776	$135,813

Secured loan with an insurance company, net of unamortized discount of $608 and $679 at June 30, 2004 and December 31, 2003, respectively. The loan bears a fixed interest rate of 6.13%, matures on November 10, 2008, and requires monthly principal and interest payments of $343. This loan is secured by a cross-collateralized pool of properties with an aggregate net carrying value of $109,360 and $140,137 at June 30, 2004 and December 31, 2003, respectively. A second component of this loan consisting of a $35,101 variable rate loan was paid off in April 2004. See below for further discussion.	51,073	86,544

Total mortgage loans	709,005	649,325

Unsecured $180,000 line of credit with a group of commercial banks, with a variable interest rate of 30-day LIBOR plus 1.525% at June 30, 2004 and December 31, 2003 (2.86% and 2.65%, respectively), monthly interest only payments and a maturity date of March 26, 2007, with one one-year extension option. In March 2004, the maturity date was extended and certain terms were modified. See below for further discussion.	85,389	89,941

Total secured and unsecured loans	$794,394	$739,266

At June 30, 2004, the Company’s indebtedness included fixed-rate debt of $535,643,000 and floating-rate debt of $258,751,000, and the Company’s ratio of total debt to gross book assets was approximately 48%.

During the six months ended June 30, 2004, mortgage loans payable increased from $649,325,000 to $709,005,000. This increase resulted from the consolidation of Marina Shore’s debt in the amount of $45,000,000 in accordance with FIN 46 Revised, $77,931,000 in new mortgage loans and $1,432,000 of draws on a construction loan, offset by loan payoffs of $17,175,000 in connection with a property sale, $3,149,000 due to scheduled principal amortization and $44,359,000 of paydowns on two floating-rate loans.

In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised. Marina Shores has total debt of $45 million consisting of two loans, with a $30 million loan bearing interest at the fixed rate of 4.82%, and a $15 million loan bearing interest at the fixed rate of 6.82%. Both loans require monthly interest-only payments and mature on November 15, 2004.

In June 2004, the Company modified a mortgage loan secured by 610 West Ash, a 174,247 square foot, 19-story, Class A office building located in San Diego, California, which was acquired in the fourth quarter of 2003. The Company received $5 million of additional proceeds with all other loan terms remaining unchanged. The additional proceeds from this loan were used to paydown the Company’s unsecured bank line of credit.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

In April 2004, the Company closed a new $35 million loan which is secured by three office properties located in Illinois and Iowa. The loan has a maturity date of April 1, 2005, with two one-year extension options, requires monthly interest-only payments and bears interest at the floating rate of 30-day LIBOR plus 2.00%. The interest rate on this loan at June 30, 2004, was 3.33%. The proceeds from this loan were used to payoff a $35.1 million floating rate loan which was secured by a cross-collateralized pool of seven properties, had a maturity date of December 2004, and had a floating interest rate of LIBOR plus 3.25% with a floor of 5%.

In April 2004, in connection with the acquisition of 1100 17th Street (as discussed in Note 4), the Company assumed a mortgage loan with an outstanding balance of approximately $21 million. The loan has a maturity date of July 1, 2007, and bears interest at a floating rate of 30-day LIBOR plus 1.75%, with a floor of 3.5%. The interest rate on this loan at June 30, 2004, was 3.5%.

In April 2004, the Company closed a $17 million loan which is secured by a cross-collateralized pool of seven properties. The loan matures in November 2008, requires monthly interest-only payments and bears interest at a floating rate of 30-day LIBOR plus 3.25%. The interest rate on this loan at June 30, 2004, was 4.58%. The proceeds from this loan were used to paydown the Company’s unsecured bank line of credit.

In February 2004, the Company made a paydown of approximately $9.3 million on a floating-rate loan which was secured by a cross-collateralized pool of seven properties. This loan bears interest at the floating rate of 30-day LIBOR plus 2.00%, requires monthly interest-only payments, and has a maturity date of December 5, 2005. The interest rate on this loan at June 30, 2004, was 3.33%. As a result of the paydown, one of the properties securing the loan, a 56,348 square foot office property located in Alexandria, Virginia, was released from the collateral pool. All other terms of the loan remain the same. In connection with this paydown, the Company recognized a loss on early extinguishment of debt which is discussed in further detail in Note 12.

Outstanding borrowings under the Company’s unsecured bank line of credit decreased from $89,941,000 at December 31, 2003, to $85,389,000 at June 30, 2004. The decrease was due to pay downs totaling $146,246,000 generated from the proceeds of a common stock offering (see Note 19), a paydown received on the mortgage loan receivable (see Note 8), proceeds from property sales and new financings, and cash flow from operations, offset by draws totaling $141,694,000 for the Preferred Stock redemption (see Note 19), acquisition of land at Gateway Park (see Note 8), disposition of the corporate aircraft and development advances. In March 2004, the unsecured bank line of credit was modified to extend the maturity date from September 2005 to March 2007, with one one-year extension option. The unsecured bank line of credit requires the Company, among other things, to be in compliance with certain financial and operating covenants. The Company has been in compliance during all of 2004 and remains in compliance at June 30, 2004.

In connection with a 2001 secured financing, the Company entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expired over a term concurrent with the secured financing, was indexed to a 30-day LIBOR rate, was for a notional amount equal to the maximum amount available on the secured financing, and capped 30-day LIBOR to a maximum of 6%. The Company paid a $594,000 fee at the inception of this cap agreement of which $357,000 had been charged to earnings as of March 31, 2004. The remaining $237,000 was charged to earnings in the second quarter of 2004 when the related secured financing was paid off. At June 30, 2004, the Company was not a party to any open interest rate protection agreements.

Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of June 30, 2004, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $85,389 which has an initial maturity of March 26, 2007.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

Year Ending December 31,
2004	$76,726
2005	91,356
2006	136,363
2007	111,995
2008	290,183
Thereafter	87,771

Total	$794,394

NOTE 11.	OTHER LIABILITIES

As of June 30, 2004 and December 31, 2003, other liabilities on the consolidated balance sheets consist of the following (in thousands):

	2004	2003
Accounts payable and accrued liabilities	$4,169	$4,559
Aircraft lease buyout	—	5,747
SFAS No. 141 below market rate leases, net of accumulated amortization	5,919	5,402
Unsecured note payable	2,643	2,575
Accrued retirement benefits	5,178	5,081
Interest payable	1,744	1,545
Security deposits	7,236	6,393
Property taxes payable	2,250	1,084
Prepaid rents	3,813	4,528
Deferred income	238	245

Total other liabilities	$33,190	$37,159

NOTE 12.	LOSSES ON EARLY EXTINGUISHMENT OF DEBT

In connection with a loan paydown (see Note 10), the Company recorded a loss on early extinguishment of debt of $85,000 in the first quarter of 2004, which consisted of the writeoff of unamortized original financing costs.

During the six months ended June 30, 2003, the Company recorded losses on early extinguishment of debt of $5,411,000 consisting of prepayment penalties and the writeoff of unamortized original financing costs. These losses were included in discontinued operations as they were related to loan payoffs in connection with property sales.

NOTE 13.	RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $1,861,000 and $1,768,000 for the six months ended June 30, 2004 and 2003, respectively, and consisted of property management fees, asset management fees and other fee income.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 14.	EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income available to common
Stockholders – Basic	$6,706	$5,316	$6,583	$11,096
Minority interest	—	—	—	—

Net income available to common
Stockholders – Diluted	$6,706	$5,316	$6,583	$11,096

Weighted average shares:
Basic	31,662,622	27,600,788	30,114,060	27,624,147
Stock options and restricted stock	—	—	—	—
Convertible Operating Partnership Units	—	—	—	—

Diluted	31,662,622	27,600,788	30,114,060	27,624,147

Basic earnings per share	$0.21	$0.19	$0.22	$0.40
Diluted earnings per share	$0.21	$0.19	$0.22	$0.40

Options to purchase shares of the Company’s common stock of 2,923,700 for the three and six months ended June 30, 2004, and 3,152,079 for the three and six months ended June 30, 2003, have been excluded from the computation of diluted earnings per share as they are anti-dilutive. Convertible operating partnership units of 3,001,957 for the three and six months ended June 30,2004, and 3,012,024 for the three and six months ended June 30, 2003, have been excluded from the computation of diluted earnings per share as they are anti-dilutive. The preferred stock has been excluded from the computation of diluted earnings per share as it is anti-dilutive in all periods presented.

NOTE 15.	SEGMENT INFORMATION

The Company owns and operates office and industrial properties throughout the United States and manages its business by geographic markets. Office properties now represent approximately 96% of the Company’s portfolio by net operating income and consist primarily of multi-tenant suburban office buildings. The remaining industrial properties are designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s geographic markets are managed separately as each market requires different operating, pricing and leasing strategies. Each represents a reportable segment. As of June 30, 2004, the Company’s largest markets are Washington D.C., Southern California, Northern New Jersey, Boston and San Francisco.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon net operating income of the combined properties in each segment. Significant information used by the Company for its reportable segments (including discontinued operations) as of and for the six months ended June 30, 2004 and 2003 is as follows (in thousands):

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Washington, D.C.
Rental revenue	$18,798	$16,529
Property operating expenses	4,894	4,471

Net operating income	$13,904	$12,058

Rental properties, net	$251,719	$230,017

Southern California
Rental revenue	$16,578	$15,951
Property operating expenses	5,282	4,851

Net operating income	$11,296	$11,100

Rental properties, net	$207,389	$189,996

Northern New Jersey
Rental revenue	$12,846	$12,076
Property operating expenses	4,331	3,757

Net operating income	$8,515	$8,319

Rental properties, net	$140,764	$153,833

Boston
Rental revenue	$15,235	$11,035
Property operating expenses	5,887	3,758

Net operating income	$9,348	$7,277

Rental properties, net	$158,412	$92,541

San Francisco
Rental revenue	$5,099	$5,661
Property operating expenses	1,596	1,379

Net operating income	$3,503	$4,282

Rental properties, net	$107,640	$108,909

Chicago
Rental revenue	$6,285	$5,826
Property operating expenses	2,858	2,909

Net operating income	$3,427	$2,917

Rental properties, net	$80,059	$83,084

St. Louis
Rental revenue	$4,115	$3,915
Property operating expenses	1,526	1,602

Net operating income	$2,589	$2,313

Rental properties, net	$28,968	$29,161

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Tampa/Orlando
Rental revenue	$3,753	$4,235
Property operating expenses	1,294	1,271

Net operating income	$2,459	$2,964

Rental properties, net	$39,256	$40,521

Denver
Rental revenue	$2,487	$6,325
Property operating expenses	986	2,207

Net operating income	$1,501	$4,118

Rental properties, net	$37,621	$38,497

Minneapolis
Rental revenue	$2,821	$3,047
Property operating expenses	1,248	1,273

Net operating income	$1,573	$1,774

Rental properties, net	$29,513	$29,701

Las Vegas
Rental revenue	$2,292	$3,083
Property operating expenses	517	789

Net operating income	$1,775	$2,294

Rental properties, net	$33,578	$34,609

Omaha
Rental revenue	$3,061	$2,908
Property operating expenses	1,159	1,094

Net operating income	$1,902	$1,814

Rental properties, net	$29,088	$29,150

Indianapolis
Rental revenue	$476	$3,064
Property operating expenses	83	88

Net operating income	$393	$2,976

Rental properties, net	$4,394	$4,737

All Others
Rental revenue	$3,634	$9,103
Property operating expenses	2,194	3,870

Net operating income	$1,440	$5,233

Rental properties, net	$71,890	$117,991

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Discontinued Operations
Rental revenue	$(2,094)	$(18,832)
Property operating expenses	(673)	(5,552)

Net operating income	$(1,421)	$(13,280)

Rental properties, net	$(8,563)	$(8,826)

Total
Rental revenue	$95,386	$83,926
Property operating expenses	33,182	27,767

Net operating income	$62,204	$56,159

Rental properties, net	$1,211,728	$1,173,921

The following is a reconciliation of segment revenues and net income to consolidated revenues and net income for the periods presented above (in thousands):

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Revenues
Total revenue for reportable segments	$95,386	$83,926
Other revenue (1)	3,768	3,995

Total consolidated revenues	$99,154	$87,921

Net Income
NOI for reportable segments	$62,204	$56,159
Unallocated amounts:
Other revenue (1)	3,768	3,995
General and administrative expenses	(6,181)	(7,539)
Depreciation and amortization	(30,238)	(24,334)
Interest expense	(18,113)	(15,532)
Loss on early extinguishment of debt	(85)	—
Provision for impairment of real estate assets	—	(2,272)
Provision for impairment of non-real estate assets	—	(3,905)

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	$11,355	$6,572

(1)	Other revenue includes fee income, interest and other income and equity in earnings of unconsolidated operating joint ventures.

NOTE 16.	PROVISION FOR IMPAIRMENT OF ASSETS

Provision for Impairment of Real Estate Assets

In the first quarter of 2003, the Company recorded a provision for impairment of approximately $2.3 million to provide for a decrease in the carrying value of a 10% owned development joint venture which owns an office property located in San Mateo, California, to its estimated fair value of zero due to decreased leasing activity and lower than anticipated market rents.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

Provision for Impairment of Non-Real Estate Assets

In the second quarter of 2003, the Company recorded an impairment charge of approximately $3.9 million relating to anticipated losses on the disposition of the Company’s leased aircraft which was disposed of in January 2004.

NOTE 17.	CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised. The implementation of this change has been accounted for as a change in accounting principle and applied cumulatively as of January 1, 2004. The effect of the change on the Company’s consolidated balance sheet as of June 30, 2004, and the Company’s consolidated statements of operations for the three and six months ended June 30, 2004, is detailed in the table below. All intercompany transactions, receivables and payables have been eliminated in consolidation.

As of June 30, 2004 (in 000’s)
Balance Sheet
Investments in land and development	$45,637
Cash and cash equivalents	1,014
Other assets	83

Total assets	$46,734

Mortgage loans (1)	$45,000
Other liabilities	305

Total liabilities	45,305

Minority interest	2,308
Stockholders’ equity	(879)

Total liabilities and stockholders’ equity	$46,734

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Statement of Operations
Fees and reimbursements from affiliates	$(20)	$(40)

Interest expense	(38)	(73)
Cumulative effect of change in accounting principle	—	912

Total expenses	(38)	839

Net income (loss)	$18	$(879)

(1)	Contains a recourse provision to the Company in the amount of $30 million.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 18.	COMMITMENTS AND CONTINGENCIES

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

NOTE 19.	EQUITY TRANSACTIONS

Common Stock Offering

On March 19, 2004, the Company completed the sale of 3,910,000 shares of common stock (including the exercise of the over allotment of 510,000 shares) in an offering underwritten by Goldman, Sachs & Co. The 3,910,000 shares were sold at a per share price of $21.20, resulting in proceeds, net of offering costs, of approximately $81.4 million. The Company used the net proceeds to redeem a portion of the outstanding shares of its Preferred Stock in April 2004 (as discussed below). In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under the Company’s unsecured bank line of credit.

Preferred Stock Redemption

On April 30, 2004 (the “Redemption Date”), the Company redeemed approximately 3.1 million shares of Preferred Stock, representing approximately 31.2% of the total number of outstanding shares. The redemption price was $25.775 per share of Preferred Stock plus $0.183 per share in accrued and unpaid dividends for the period from March 26, 2004 through and including the Redemption Date, without interest. This redemption was funded with proceeds from the Company’s March 2004 common stock offering which had temporarily been used to pay down the Company’s unsecured bank line of credit (as discussed above).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated is a self-administered and self-managed real estate investment trust, or REIT, with a nationwide portfolio of 65 primarily office properties, including 4 operating joint ventures, as of June 30, 2004. We focus on owning and managing high-quality, multi-tenant office properties with strong demand attributes located in supply constrained locations within large diverse markets. Our portfolio encompasses approximately 11 million square feet with the largest concentrations in the following markets: Washington D.C., Southern California, Northern New Jersey, Boston and San Francisco.

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

Results of Operations

Overview

Portfolio Composition

During 2003, we substantially completed our conversion to a focused office REIT. As a result, based on net operating income, the composition of our portfolio changed from 91% office and 9% industrial at June 30, 2003, to 96% office and 4% industrial at June 30, 2004. Rental revenues, both in aggregate and on a per square foot basis, differ substantially between the two product types and the changes in our portfolio composition affected overall rental revenues. In addition, property operating expenses as a percentage of total revenues are higher for office properties as compared to industrial properties.

Same Store Results

Total portfolio same store occupancy decreased from 87.5% at June 30, 2003 to 87.1% at June 30, 2004. Same store office occupancy decreased from 87.2% at June 30, 2003, to 86.1% at June 30, 2004. Same store net operating income for the office properties decreased 2.4% from $25,573,000 for the three months ended June 30, 2003, to $24,954,000 for the three months ended June 30, 2004. Revenues decreased 0.4%, and expenses increased 3.2%. Revenue per occupied square foot increased 0.9% from $23.63 at June 30, 2003 to $23.84 at June 30, 2004. Average rent per occupied square foot increased 1.6% from $18.66 at June 30, 2003 to $18.95 at June 30, 2004. Revenue per occupied square foot is calculated as annualized rental revenue for the current period, divided by occupied square feet as of the end of the current period. Average rent per occupied square foot is calculated as total annualized revenues to be earned per year during the term of a lease, before concessions, divided by the leased square footage.

Lease Maturities

Based upon the strength of the national leasing market, lease rollover will affect our rental revenues with changes in portfolio occupancy and changes in rental rates upon lease renewal. In the second quarter of 2004, we had approximately 151,000 square feet of new office leasing production at an average rent of $17.85 per square foot. We also renewed approximately 252,000 square feet of office leases at an average rent per square foot of $23.84. This represented an increase in effective rents from renewals (annualized rents net of concessions) of 11.6% during the second quarter of 2004.

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003.

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

Following is a table which reconciles our results of operations reported in accordance with GAAP to our results of operations with discontinued operations added back to each respective revenue and expense line item. The comparative discussion of the two periods’ results which follows is based on the “Adjusted” column amounts.

	2004			2003
	As Reported	Discontinued Operations	Adjusted	As Reported	Discontinued Operations	Adjusted
REVENUE
Rental revenue	$48,781	$1,196	$49,977	$43,203	$6,897	$50,100
Fees and reimbursements from affiliates	1,032	—	1,032	961	—	961
Interest and other income	638	—	638	1,116	—	1,116
Equity in earnings of unconsolidated operating JV’s	249	—	249	181	—	181

Total revenue	50,700	1,196	51,896	45,461	6,897	52,358

EXPENSES
Property operating expenses	16,290	252	16,542	13,524	2,352	15,876
General and administrative	4,010	—	4,010	3,754	—	3,754
Depreciation and amortization	15,489	310	15,799	12,541	1,545	14,086
Interest expense	9,092	188	9,280	7,787	1,900	9,687
Loss on early extinguishment of debt	—	—	—	—	5,411	5,411
Provision for impairment of non-real estate assets	—	—	—	3,905	—	3,905

Total expenses	44,881	750	45,631	41,511	11,208	52,719

Income before gain on sales of real estate assets, minority interest and discontinued operations	5,819	446	6,265	3,950	(4,311)	(361)
Gain on sales of real estate assets	—	12,408	12,408	—	11,154	11,154

Income before minority interest and discontinued operations	5,819	12,854	18,673	3,950	6,843	10,793
Minority interest (1)	(667)	—	(667)	(588)	—	(588)

Income before discontinued operations	5,152	12,854	18,006	3,362	6,843	10,205
Discontinued operations	12,854	(12,854)	—	6,843	(6,843)	—

Net income	18,006	—	18,006	10,205	—	10,205
Preferred dividends	(3,318)	—	(3,318)	(4,889)	—	(4,889)
Dividends paid on redeemed preferred stock	(2,073)	—	(2,073)	—	—	—
(Premium)/discount and writeoff of original issuance costs on preferred stock redemption	(5,909)	—	(5,909)	—	—	—

Net income available to Common Stockholders	$6,706	$—	$6,706	$5,316	$—	$5,316

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium and writeoff of original issuance costs on preferred stock redemption.

Net Operating Income, Following is a table of net operating income by market, for comparative purposes, presenting the results for the three months ended June 30, 2004 and 2003 (in thousands):

	2004	% of Total	2003	% of Total
Washington D.C.	$7,761	23.2%	$6,391	18.7%
Southern California	5,722	17.1%	5,460	16.0%
Northern New Jersey	4,671	14.0%	4,553	13.3%
Boston	4,599	13.8%	3,838	11.2%
San Francisco	1,823	5.4%	1,846	5.4%
Chicago	1,808	5.4%	1,725	5.0%
St. Louis	1,353	4.1%	1,261	3.7%
Tampa/Orlando	1,256	3.8%	1,450	4.3%
Denver	810	2.4%	2,099	6.1%
Minneapolis	763	2.3%	963	2.8%
Las Vegas	949	2.8%	1,001	2.9%
Omaha	967	2.9%	962	2.8%
Indianapolis	214	0.6%	216	0.6%
All others	739	2.2%	2,459	7.2%

Total Net Operating Income	$33,435	100.0%	$34,224	100.0%

Rental Revenue. Rental revenue remained relatively flat with a decrease of $123,000 to $49,977,000 for the three months ended June 30, 2004, from $50,100,000 for the three months ended June 30, 2003. This change was primarily a result of property dispositions, offset by property acquisitions and increases in rental rates. See further discussion of factors affecting rental revenue in “Portfolio Composition” previously presented. Following is a table of rental revenue by market, for comparative purposes, presenting the results for the three months ended June 30, 2004 and 2003 (in thousands):

	2004	2003
Washington D.C.	$10,297	$8,714
Southern California	8,383	7,884
Northern New Jersey	6,672	6,280
Boston	7,460	5,580
San Francisco	2,477	2,586
Chicago	3,181	3,132
St. Louis	2,098	1,989
Tampa/Orlando	1,876	2,038
Denver	1,304	3,195
Minneapolis	1,374	1,581
Las Vegas	1,218	1,389
Omaha	1,558	1,484
Indianapolis	252	262
All others	1,827	3,986

Total Rental Revenue	$49,977	$50,100

Property Operating Expenses. Property operating expenses increased $666,000 to $16,542,000 for the three months ended June 30, 2004, from $15,876,000 for the three months ended June 30, 2003, primarily due to the changes discussed in “Portfolio Composition” previously presented. Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the three months ended June 30, 2004 and 2003 (in thousands):

	2004	2003
Washington D.C.	$2,536	$2,323
Southern California	2,661	2,424
Northern New Jersey	2,001	1,727
Boston	2,861	1,742
San Francisco	654	740
Chicago	1,373	1,407
St. Louis	745	728
Tampa/Orlando	620	588
Denver	494	1,096
Minneapolis	611	618
Las Vegas	269	388
Omaha	591	522
Indianapolis	38	46
All others	1,088	1,527

Total Property Operating Expenses	$16,542	$15,876

General and Administrative Expenses. General and administrative expenses increased $256,000 to $4,010,000 for the three months ended June 30, 2004, from $3,754,000 for the three months ended June 30, 2003. This increase is primarily due to increases in incentive compensation costs, as well as higher professional fees and outside service expenses. General and administrative expenses as a percentage of total revenues increased slightly to 8% for the three months ended June 30, 2004 from 7% for the three months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization increased $1,713,000 to $15,799,000 for the three months ended June 30, 2004, from $14,086,000 for the three months ended June 30, 2003. This increase is primarily due to property acquisitions, net of dispositions, depreciation of capital improvements, and amortization of at-market in-place leases we recorded in accordance with SFAS No. 141. See complete description of our accounting policy regarding recognition and amortization of at-market in-place leases in Note 2 of our consolidated financial statements.

Interest Expense. Interest expense decreased $407,000 to $9,280,000 for the three months ended June 30, 2004, from $9,687,000 for the three months ended June 30, 2003. This decrease is primarily due to debt paid off in connection with property sales and refinancings, as well as decreases in variable interest rates, partially offset by new debt obtained in connection with property acquisitions and decreased capitalization of interest to investments in development.

Loss on Early Extinguishment of Debt. During the three months ended June 30, 2003, we recorded losses on early extinguishment of debt of $5,411,000 consisting of prepayment penalties and the writeoff of unamortized original financing costs. These losses were included in discontinued operations as they were related to loan payoffs in connection with property sales.

Provision for impairment of real estate assets. During the three months ended June 30, 2003, we recorded an impairment charge of $3,905,000 relating to anticipated losses on the disposition of our leased aircraft which was disposed of in January 2004.

Gain on sales of real estate assets. The gain on sales of real estate assets of $12,408,000 during the three months ended June 30, 2004, resulted from the sale of one office property, which generated a gain of approximately $12,443,000, offset by payments of approximately $35,000 in cash related to the settlement of contingencies from prior period dispositions. The gain on sales of real estate assets of $11,154,000 during the three months ended June 30, 2003, resulted from the sale of three industrial properties.

Charges associated with the redemption of preferred stock. In April 2004, we redeemed approximately 3.1 million shares of our outstanding 7 3/4% Series A Convertible Preferred Stock. In connection with this redemption, we incurred charges of $2,073,000 for the final dividends paid to the redeemed preferred shareholders, as well as a charge of $5,909,000, which consisted of $3,448,000 for the non-cash writeoff of original issuance costs of the preferred shares, $2,407,000 for the premium paid to redeem the preferred shares and $54,000 in other miscellaneous costs.

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003.

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

Following is a table which reconciles our results of operations reported in accordance with GAAP to our results of operations with discontinued operations added back to each respective revenue and expense line item. The comparative discussion of the two periods’ results which follows is based on the “Adjusted” column amounts.

	2004			2003
	As Reported	Discontinued Operations	Adjusted	As Reported	Discontinued Operations	Adjusted
REVENUE
Rental revenue	$95,386	$2,094	$97,480	$83,926	$18,832	$102,758
Fees and reimbursements from affiliates	1,861	—	1,861	1,768	—	1,768
Interest and other income	1,470	—	1,470	1,923	—	1,923
Equity in earnings of unconsolidated operating JV’s	437	—	437	304	—	304

Total revenue	99,154	2,094	101,248	87,921	18,832	106,753

EXPENSES
Property operating expenses	33,182	673	33,855	27,767	5,552	33,319
General and administrative	6,181	—	6,181	7,539	—	7,539
Depreciation and amortization	30,238	618	30,856	24,334	4,047	28,381
Interest expense	18,113	413	18,526	15,532	3,938	19,470
Loss on early extinguishment of debt	85	—	85	—	5,411	5,411
Provision for impairment of real estate assets	—	—	—	2,272	—	2,272
Provision for impairment of non-real estate assets	—	—	—	3,905	—	3,905

Total expenses	87,799	1,704	89,503	81,349	18,948	100,297

Income before gain on sales of real estate assets, minority interest, discontinued operations and cumulative effect of change in accounting principle	11,355	390	11,745	6,572	(116)	6,456
Gain on sales of real estate assets	—	12,528	12,528	—	15,604	15,604

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	11,355	12,918	24,273	6,572	15,488	22,060
Minority interest (1)	(655)	—	(655)	(1,201)	—	(1,201)

Income before discontinued operations and cumulative effect of change in accounting principle	10,700	12,918	23,618	5,371	15,488	20,859
Discontinued operations	12,918	(12,918)	—	15,488	(15,488)	—

Income before cumulative effect of change in accounting principle	23,618	—	23,618	20,859	—	20,859
Cumulative effect of change in accounting principle	(912)	—	(912)	—	—	—

Net income	22,706	—	22,706	20,859	—	20,859
Preferred dividends	(8,141)	—	(8,141)	(9,780)	—	(9,780)
Dividends paid on redeemed preferred stock	(2,073)	—	(2,073)	—	—	—
(Premium)/discount and writeoff of original issuance costs on preferred stock redemption	(5,909)	—	(5,909)	17	—	17

Net income available to Common Stockholders	$6,583	$—	$6,583	$11,096	$—	$11,096

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium/discount and writeoff of original issuance costs on preferred stock redemption.

Net Operating Income, Following is a table of net operating income by market, for comparative purposes, presenting the results for the six months ended June 30, 2004 and 2003 (in thousands):

	2004	% of Total	2003	% of Total
Washington D.C.	$13,904	21.9%	$12,058	17.4%
Southern California	11,296	17.8%	11,100	16.0%
Northern New Jersey	8,515	13.4%	8,319	12.0%
Boston	9,348	14.7%	7,277	10.5%
San Francisco	3,503	5.5%	4,282	6.2%
Chicago	3,427	5.4%	2,917	4.2%
St. Louis	2,589	4.0%	2,313	3.3%
Tampa/Orlando	2,459	3.9%	2,964	4.3%
Denver	1,501	2.3%	4,118	5.9%
Minneapolis	1,573	2.5%	1,774	2.5%
Las Vegas	1,775	2.8%	2,294	3.3%
Omaha	1,902	3.0%	1,814	2.6%
Indianapolis	393	0.6%	2,976	4.3%
All others	1,440	2.2%	5,233	7.5%

Total Net Operating Income	$63,625	100.0%	$69,439	100.0%

Rental Revenue. Rental revenue decreased $5,278,000 to $97,480,000 for the six months ended June 30, 2004, from $102,758,000 for the six months ended June 30, 2003. This change was primarily a result of property dispositions, offset by property acquisitions and increases in rental rates. See further discussion of factors affecting rental revenue in “Portfolio Composition” previously presented. Following is a table of rental revenue by market, for comparative purposes, presenting the results for the six months ended June 30, 2004 and 2003 (in thousands):

	2004	2003
Washington D.C.	$18,798	$16,529
Southern California	16,578	15,951
Northern New Jersey	12,846	12,076
Boston	15,235	11,035
San Francisco	5,099	5,661
Chicago	6,285	5,826
St. Louis	4,115	3,915
Tampa/Orlando	3,753	4,235
Denver	2,487	6,325
Minneapolis	2,821	3,047
Las Vegas	2,292	3,083
Omaha	3,061	2,908
Indianapolis	476	3,064
All others	3,634	9,103

Total Rental Revenue	$97,480	$102,758

Property Operating Expenses. Property operating expenses increased $536,000 to $33,855,000 for the six months ended June 30, 2004, from $33,319,000 for the six months ended June 30, 2003, primarily due to the changes discussed in “Portfolio Composition” previously presented. Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the six months ended June 30, 2004 and 2003 (in thousands):

	2004	2003
Washington D.C.	$4,894	$4,471
Southern California	5,282	4,851
Northern New Jersey	4,331	3,757
Boston	5,887	3,758
San Francisco	1,596	1,379
Chicago	2,858	2,909
St. Louis	1,526	1,602
Tampa/Orlando	1,294	1,271
Denver	986	2,207
Minneapolis	1,248	1,273
Las Vegas	517	789
Omaha	1,159	1,094
Indianapolis	83	88
All others	2,194	3,870

Total Operating Expenses	$33,855	$33,319

General and Administrative Expenses. General and administrative expenses decreased $1,358,000 to $6,181,000 for the six months ended June 30, 2004, from $7,539,000 for the six months ended June 30, 2003. This decrease is primarily due to 2003 staff reductions and decreased travel expenses during the six months ended June 30, 2004. General and administrative expenses as a percentage of total revenues decreased to 6% for the six months ended June 30, 2004 from 7% for the six months ended June 30, 2003.

Depreciation and Amortization. Depreciation and amortization increased $2,475,000 to $30,856,000 for the six months ended June 30, 2004, from $28,381,000 for the six months ended June 30, 2003. This increase is primarily due to property acquisitions, net of dispositions, depreciation of capital improvements, and amortization of at-market in-place leases we recorded in accordance with SFAS No. 141. See complete description of our accounting policy regarding recognition and amortization of at-market in-place leases in Note 2 of our consolidated financial statements.

Interest Expense. Interest expense decreased $944,000 to $18,526,000 for the six months ended June 30, 2004, from $19,470,000 for the six months ended June 30, 2003. This decrease is primarily due to debt paid off in connection with property sales and refinancings, as well as and decreases in variable interest rates, partially offset by new debt obtained in connection with property acquisitions and decreased capitalization of interest to investments in development.

Loss on Early Extinguishment of Debt. During the six months ended June 30, 2004, we recorded a loss on early extinguishment of debt of $85,000 due to the writeoff of unamortized original financing costs in connection with a loan paydown. During the six months ended June 30, 2003, we recorded losses on early extinguishment of debt of $5,411,000 consisting of prepayment penalties and the writeoff of unamortized original financing costs. These losses were included in discontinued operations as they were related to loan payoffs in connection with property sales.

Provision for impairment of real estate assets. During the six months ended June 30, 2003, we recorded a provision for impairment of approximately $2,272,000 to provide for a decrease in the carrying value of our 10% owned development joint venture which owns an office property located in San Mateo, California, to its estimated fair value of zero due to decreased leasing activity and lower than anticipated market rents.

Provision for impairment of non-real estate assets. During the six months ended June 30, 2003, we recorded an impairment charge of approximately $3,905,000 relating to anticipated losses on the disposition of our leased aircraft which was disposed of in January 2004.

Gain on sales of real estate assets. The gain on sales of real estate assets of $12,528,000 during the six months ended June 30, 2004, resulted from the sale of two office properties. The gain on sales of real estate assets of $15,604,000 during the six months ended June 30, 2003, resulted from the sale of ten properties, including two office, seven industrial and one multifamily.

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

Charges associated with the redemption of preferred stock. In April 2004, we redeemed approximately 3.1 million shares of our outstanding 7 3/4% Series A Convertible Preferred Stock. In connection with this redemption, we incurred charges of $2,073,000 for the final dividends paid to the redeemed preferred shareholders, as well as a charge of $5,909,000, which consisted of $3,448,000 for the non-cash writeoff of original issuance costs of the preferred shares, $2,407,000 for the premium paid to redeem the preferred shares and $54,000 in other miscellaneous costs.

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2004, cash provided by operating activities was $33,377,000 as compared to $36,227,000 for the same period in 2003. As a result of our 2003 property acquisition and disposition activity, our portfolio composition changed from 91% office and 9% industrial at June 30, 2003 to 96% office and 4% industrial at June 30, 2004. Rental revenues, both in aggregate and on a per square foot basis, differ substantially between the two product types and the changes in the portfolio composition effected overall rental revenues. In addition, property operating expenses as a percentage of total revenues are higher for office properties as compared to industrial properties. Cash used for investing activities was $21,401,000 for the six months ended June 30, 2004, as compared to cash provided by investing activities of $54,657,000 for the same period in 2003. This change is primarily due to higher proceeds from property sales, offset by funds used for acquisition of properties during the six months ended June 30, 2003, as compared to higher investments in land and development, offset by principal payments on mortgage loan receivables received during the six months ended June 30, 2004. Cash used for financing activities was $24,284,000 for the six months ended June 30, 2004, as compared to $71,267,000 for the same period in 2003. This change is primarily due to an increase in proceeds from borrowings, offset by an increase in repayment of borrowings during the six months ended June 30, 2004.

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

Investments in Land and Development

Our investments in land and development increased from $67,493,000 at December 31, 2003, to $133,136,000 at June 30, 2004. This increase is primarily due to the consolidation of the entity known as Marina Shores, effective January 1, 2004, in accordance with FIN 46 Revised. In addition, in February 2004, the Company acquired an undivided 50% tenancy in common interest in approximately 160 acres of the land at Gateway Park for a total purchase price of $16.8 million. This land had been part of the security for the mortgage loan receivable discussed below.

As of June 30, 2004, we had investments in the following properties under development and land held for development:

Properties Under Development

Market	Properties	Description	City	Square Footage	Economic Interest		Investment Balance ($000’s)
Denver	Three Gateway Center	Third office building constructed at Gateway Park (4-story)	Denver	80,258	50	%(1)	$1,490

Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	62,972	50	%(1)	774

TOTAL				143,230			$2,264

Land Held for Development

Market	Properties	Description	City	Proposed Sq. Footage	Economic Interest		Investment Balance ($000’s)
Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,133

	Subtotal - Boston			235,000			5,133

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 465 acres undeveloped	Denver	5,000,000	50	%(2)	45,954	(2)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado zoned for office use	Denver	120,000	100%		4,750

	Subtotal - Denver			5,120,000			50,704

San Francisco	Marina Shores	Mixed-use waterfront community, which could include 150,000 office square feet, 25,000 retail square feet and 1,930 multifamily units	Redwood City	150,000	50	%(3)	79,114

	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office campus	Hayward	600,000	100%		16,467

	Subtotal - San Francisco			750,000			95,581

		Other land not currently under development	New Jersey/San Francisco				5,853

TOTAL				6,105,000			$157,271

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT AND MORTGAGE LOANS RECEIVABLE				6,248,230			$159,535

(1)	Interest in the form of mezzanine loans.
(2)	Interest in the form of a mortgage loan receivable, mezzanine loans and equity. The investment balance includes $26,399 representing the balance of the mortgage loan receivable at June 30, 2004.
(3)	Interest in the form of equity and mezzanine loans. The Company consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised.

We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under our development alliances, we have provided an aggregate of approximately $4.7 million in debt guarantees; however, some of the loans were not fully drawn as of June 30, 2004. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. We would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for our obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that we must make payments under one of these guarantees, our only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by us in such an event can be made at this time.

Certain of the alliances with which we conduct business have been deemed to be VIEs as defined by FIN 46 Revised, however, other than Marina Shores as discussed above, none of these VIEs are required to be consolidated as we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $95.0 million and $53.6 million, respectively, at June 30, 2004. Our maximum exposure to loss is equal to our investments in these arrangements, plus the related debt guarantees, as described above.

Investments in Unconsolidated Operating Joint Ventures

Investments in unconsolidated operating joint ventures decreased from $12,211,000 at December 31, 2003 to $12,133,000 at June 30, 2004. This decrease was primarily due to cash distributions received from the joint ventures, offset by our equity interests in the joint ventures’ earnings.

Mortgage Loans Receivable

Mortgage loans receivable decreased from $40,323,000 at December 31, 2003, to $26,399,000 at June 30, 2004. We hold a first mortgage secured by a 50% interest in 305 acres of land at Gateway Park in Aurora, Colorado (as noted in above table). Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. During the six months ended June 30, 2004, the decrease in mortgage loans receivable resulted from principal and interest payments totaling approximately $15 million, partially offset by monthly interest accruals.

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

Mortgage Loans and Unsecured Bank Line of Credit

At June 30, 2004, our total indebtedness included fixed-rate debt of $535,643,000 and floating-rate debt of $258,751,000, and our ratio of total debt to gross book assets was approximately 48%.

During the six months ended June 30, 2004, mortgage loans payable increased from $649,325,000 to $709,005,000. This increase resulted from the consolidation of Marina Shore’s debt in the amount of $45,000,000 in accordance with FIN 46 Revised, $77,931,000 in new mortgage loans and $1,432,000 of draws on a construction loan, offset by loan payoffs of $17,175,000 in connection with a property sale, $3,149,000 due to scheduled principal amortization and $44,359,000 of paydowns on two floating-rate loans.

In accordance with FIN 46 Revised, we began consolidating the entity known as Marina Shores, effective January 1, 2004, as we are deemed to be the primary beneficiary as defined by FIN 46 Revised. Marina Shores has total debt of $45 million consisting of two loans, with a $30 million loan bearing interest at the fixed rate of 4.82%, and a $15 million loan bearing interest at the fixed rate of 6.82%. Both loans require monthly interest-only payments and mature on November 15, 2004.

In June 2004, we modified a mortgage loan secured by 610 West Ash, a 174,247 square foot, 19-story, Class A office building located in San Diego, California, which was acquired in the fourth quarter of 2003. We received $5 million of additional proceeds with all other loan terms remaining unchanged. The additional proceeds from this loan were used to paydown our unsecured bank line of credit.

In April 2004, we closed a new $35 million loan which is secured by three office properties located in Illinois and Iowa. The loan has a maturity date of April 1, 2005, with two one-year extension options, requires monthly interest-only payments and bears interest at the floating rate of 30-day LIBOR plus 2.00%. The interest rate on this loan at June 30, 2004, was 3.33%. The proceeds from this loan were used to payoff a $35.1 million floating rate loan which was secured by a cross-collateralized pool of seven properties, had a maturity date of December 2004, and had a floating interest rate of LIBOR plus 3.25% with a floor of 5%.

In April 2004, in connection with the acquisition of 1100 17th Street, we assumed a mortgage loan with an outstanding balance of approximately $21 million. The loan has a maturity date of July 1, 2007, and bears interest at a floating rate of 30-day LIBOR plus 1.75%, with a floor of 3.5%. The interest rate on this loan at June 30, 2004, was 3.5%.

In April 2004, we closed a $17 million loan which is secured by a cross-collateralized pool of seven properties. The loan matures in November 2008, requires monthly interest-only payments and bears interest at a floating rate of 30-day LIBOR plus 3.25%. The interest rate on this loan at June 30, 2004, was 4.58%. The proceeds from this loan were used to paydown our unsecured bank line of credit.

In February 2004, we made a paydown of approximately $9.3 million on a floating-rate loan which was secured by a cross-collateralized pool of seven properties. This loan bears interest at the floating rate of 30-day LIBOR plus 2.00%, requires monthly interest-only payments, and has a maturity date of December 5, 2005. The interest rate on this loan at June 30, 2004, was 3.33%. As a result of the paydown, one of the properties securing the loan, a 56,348 square foot office property located in Alexandria, Virginia, was released from the collateral pool. All other terms of the loan remain the same. In connection with this paydown, we recognized a loss on early extinguishment of debt of approximately $85,000 which consisted of the writeoff of unamortized original financing costs.

Outstanding borrowings under our unsecured bank line of credit decreased from $89,941,000 at December 31, 2003, to $85,389,000 at June 30, 2004. The decrease was due to pay downs totaling $146,246,000 generated from the proceeds of a common stock offering, a paydown received on a mortgage loan receivable, proceeds from property sales and new financings, and cash flow from operations, offset by draws totaling $141,694,000 for the Preferred Stock redemption, acquisition of land at Gateway Park, disposition of the corporate aircraft and development advances. In March 2004, the unsecured bank line of credit was modified to extend the maturity date from September 2005 to March 2007, with one one-year extension option. The unsecured bank line of credit requires us, among other things, to be in compliance with certain financial and operating covenants. We have been in compliance during all of 2004 and remain in compliance at June 30, 2004.

In connection with a 2001 secured financing, we entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expired over a term concurrent with the secured financing, was indexed to a 30-day LIBOR rate, was for a notional amount equal to the maximum amount available on the secured financing, and capped 30-day LIBOR to a maximum of 6%. We paid a $594,000 fee at the inception of this cap agreement of which $357,000 had been charged to earnings as of March 31, 2004. The remaining $237,000 was charged to earnings in the second quarter of 2004 when the related secured financing was paid off. At June 30, 2004, we were not a party to any open interest rate protection agreements.

Some of our properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by us.

The required principal payments on our debt for the next five years and thereafter, as of June 30, 2004, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $85,389 which has an initial maturity of March 26, 2007.

Year Ending December 31,
2004	$76,726
2005	91,356
2006	136,363
2007	111,995
2008	290,183
Thereafter	87,771

Total	$794,394

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

On March 19, 2004, we completed the sale of 3,910,000 shares of common stock (including the exercise of the over allotment of 510,000 shares) in an offering underwritten by Goldman, Sachs & Co. The 3,910,000 shares were sold at a per share price of $21.20, resulting in proceeds, net of offering costs, of approximately $81.4 million. We used the net proceeds to redeem a portion of the outstanding shares of our Preferred Stock on April 30, 2004 (as discussed below). In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under our unsecured bank line of credit.

Preferred Stock Redemption

On April 30, 2004 (the “Redemption Date”), we redeemed approximately 3.1 million shares of Preferred Stock, representing approximately 31.2% of the total number of outstanding shares. The redemption price was $25.775 per share of Preferred Stock plus $0.183 per share in accrued and unpaid dividends for the period from March 26, 2004 through and including the Redemption Date, without interest. This redemption was funded with proceeds from our March 2004 common stock offering which had temporarily been used to pay down our unsecured bank line of credit (as discussed above).

Stock Repurchases

In 1999, our Board of Directors authorized the repurchase of up to 6.2 million shares of our outstanding Common Stock. This represented approximately 20% of our total outstanding Common Stock. In December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of June 30, 2004, 6,394,816 common shares have been repurchased at an average price per share of $16.60 and a total cost of approximately $106.8 million; this represents approximately 78% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, we announced that our Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of June 30, 2004, 1,543,700 preferred shares have been repurchased at an average price per share of $15.72 and a total cost of approximately $24.2 million; this represents approximately 45% of the expanded repurchase authorization and approximately 13% of Preferred Stock outstanding when the repurchase program began. No repurchases of Common Stock or Preferred Stock (excluding the redemption discussed above) were made during the quarter ended June 30, 2004. Future stock repurchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

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

The following table sets forth our calculation of FFO and AFFO for the three and six months ended March 31, and June 30, 2004 (in thousands, except weighted average shares and per share amounts):

	March 31, 2004	June 30, 2004	YTD 2004
Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	$5,536	$5,819	$11,355
Real estate depreciation and amortization (1)	14,393	15,146	29,539
Preferred dividends	(4,823)	(3,318)	(8,141)
Dividends paid on redeemed preferred stock	—	(2,073)	(2,073)
(Premium)/discount and writeoff of original issuance costs on preferred stock redemption	—	(5,909)	(5,909)
Income from discontinued operations	64	12,854	12,918
Gain on sale from discontinued operations	(120)	(12,408)	(12,528)
Depreciation and amortization from discontinued operations	308	310	618
Adjustment to reflect FFO of unconsolidated operating JV’s (2)	179	178	357

FFO	$15,537	$10,599	$26,136

Amortization of deferred financing fees	800	800	1,600
Non-real estate depreciation	356	343	699
Adjustment for SFAS No.13 rents (3)	(1,405)	(1,900)	(3,305)
Adjustment for SFAS No.141 rents (4)	(171)	(299)	(470)
Non-cash loss on early extinguishment of debt	85	—	85
Capital reserve	(4,065)	(4,120)	(8,185)

AFFO	$11,137	$5,423	$16,560

Distributions per share (5)	$0.35	$0.35	$0.70

Diluted weighted average shares outstanding	31,899,526	34,897,007	33,399,172

(1)	Excludes non-real estate depreciation and amortization.
(2)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(3)	Amortization of straight-line rent pursuant to SFAS No.13.
(4)	Amortization of acquired above and below market rate leases pursuant to SFAS No.141.
(5)	The distributions for the three months ended June 30, 2004, were paid on July 15, 2004.

The following table sets forth our calculation of FFO and AFFO for the three and six months ended March 31, and June 30, 2003 (in thousands, except weighted average shares and per share amounts):

	March 31, 2003	June 30, 2003	YTD 2003
Income before minority interest and discontinued operations	$2,622	$3,950	$6,572
Real estate depreciation and amortization (1)	11,449	12,191	23,640
Preferred dividends	(4,891)	(4,889)	(9,780)
Discount on preferred stock repurchases	17	—	17
Income from discontinued operations	8,645	6,843	15,488
Gain on sale from discontinued operations	(4,450)	(11,154)	(15,604)
Depreciation and amortization from discontinued operations	2,502	1,545	4,047
Adjustment to reflect FFO of unconsolidated operating JV’s (2)	116	108	224

FFO	$16,010	$8,594	$24,604

continued

	March 31, 2003	June 30, 2003	YTD 2003
FFO from above	$16,010	$8,594	$24,604

Amortization of deferred financing fees	803	774	1,577
Non-real estate depreciation	344	350	694
Adjustment for SFAS No.13 rents (3)	(1,590)	(1,440)	(3,030)
Adjustment for SFAS No.141 rents (4)	(330)	(257)	(587)
Provision for impairment of real estate assets	2,272	—	2,272
Provision for impairment of non-real estate assets	—	3,905	3,905
Capital reserve	(5,877)	(4,789)	(10,666)

AFFO	$11,632	$7,137	$18,769

Distributions per share	$0.43	$0.43	$0.86

Diluted weighted average shares outstanding	30,768,653	30,797,136	30,785,641

(1)	Excludes non-real estate depreciation and amortization.
(2)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(3)	Amortization of straight-line rent pursuant to SFAS No.13.
(4)	Amortization of acquired above and below market rate leases pursuant to SFAS No.141.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	Our belief that certain claims and lawsuits which have arisen against us in our normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

•	Our intention to continue our policy of paying quarterly distributions;

•	Our expectation to meet our short-term liquidity requirements generally through our working capital, our unsecured bank line of credit and cash generated by operations;

•	Our belief that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term;

•	Our statements regarding potential future development;

•	Our expectation to continue our policy of managing our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible;

•	Our expectation to make future stock repurchases from time to time in the open market or otherwise depending on market conditions and other factors;

•	Our belief that certain provisions of the leases of our properties may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation;

•	Our statement that lease rollover will affect our rental revenues with changes in portfolio occupancy and changes in rental rates upon lease renewal;

•	Our belief that the changes in market interest rates obtainable on our secured and unsecured borrowings will not have a material impact on the performance or fair value of our mortgage loans receivable; and

•	Our statements regarding our entering into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant.

All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those stated or implied in such forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	market fluctuations in rental rates, concessions and occupancy;

•	reduced demand for office space;

•	defaults or non-renewal of leases by customers;

•	availability and creditworthiness of prospective tenants and our ability to execute lease deals with them;

•	interpretations of lease provisions regarding recovery of expenses differing from ours prevail;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	difficulties in identifying properties to acquire and in effecting acquisitions;

•	our failure to successfully integrate acquired properties and operations;

•	the unpredictability of both the frequency and final outcome of litigation;

•	the unpredictability of changes in accounting rules;

•	failure of market conditions and occupancy levels to improve in certain geographic areas;

•	continuing threat of terrorist attacks;

•	unanticipated difficulties with joint venture partners; and

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities).

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

It is our policy to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, we have also entered into several variable rate debt arrangements. Approximately 33% at June 30, 2004, and 35% at December 31, 2003, of our outstanding debt, including amounts borrowed under our unsecured bank line of credit, were subject to variable rates. The average interest rate on our debt increased from 4.91% at December 31, 2003, to 4.94% at June 30, 2004. We review interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. We do not have any other material market-sensitive financial instruments. It is not our policy to engage in hedging activities for speculative or trading purposes.

We may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we are entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we make payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At June 30, 2004, we were not a party to any forward interest rate or similar agreements.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date						Total	Fair Value
	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Secured Fixed	$76,292	$6,452	$84,073	$7,872	$273,183	$87,771	$535,643	$538,314
Average interest rate	5.04%	5.96%	6.72%	6.12%	5.61%	5.44%	6.98%
Secured Variable	$434	$84,904	$52,290	$18,734	$17,000	$—	$173,362	$173,362
Average interest rate	3.50%	3.40%	3.58%	—	—	—	3.58%
Unsecured Variable	$—	$—	$—	$85,389	$—	$—	$85,389	$85,389
Average interest rate	—	—	—	2.86%	—	—	2.86%

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $323,000, based upon the balances outstanding on variable rate instruments at June 30, 2004.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Redeemed Under the Plans or Programs
April 1 – April 30, 2004	3,098,338	$25.775	3,098,338	—
May 1 – May 31, 2004	—	—	—	—
June 1 – June 30, 2004	—	—	—	—

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting, held on May 5, 2004, in Redwood City, California, the following persons were duly elected by the holders of our common stock to serve as Class II directors:

	Votes For	Votes Withheld
Andrew Batinovich	22,898,323	100,081
Laura Wallace	22,760,677	237,727

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference to this item.

(b)	Reports on Form 8-K:

On April 28, 2004, we furnished a report on Form 8-K with respect to our press release, announcing results of operations for the quarter ended March 31, 2004 (not incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

	By:	Glenborough Realty Trust Incorporated,

Date: August 9, 2004		/s/ Andrew Batinovich
Andrew Batinovich
Director, President and
Chief Executive Officer

Date: August 9, 2004		/s/ Stephen Saul
Stephen Saul
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2004		/s/ Brian Peay
Brian Peay
Senior Vice President,
Finance and Accounting
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title

11.01	Statement re: Computation of Earnings Per Share is shown in Note 14 of the Consolidated Financial Statements of the Company in Item 1.

12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.02	Section 302 Certification of Stephen R. Saul, Chief Financial Officer.

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

32.02	Section 906 Certification of Stephen R. Saul, Chief Financial Officer.