Form 10-Q
period 2004-09-30
GLENBOROUGH REALTY TRUST INC
filed 2004-11-08
CIK 929454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14162

GLENBOROUGH REALTY TRUST INCORPORATED

(Exact name of registrant as specified in its charter)

Maryland	94-3211970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 South El Camino Real,
Suite 1100, San Mateo, California
(650) 343-9300	94402-1708
(Address of principal executive offices	(Zip Code)
and telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $.001 par value	New York Stock Exchange
7.75% Series A Convertible Preferred Stock, $.001 par value	New York Stock Exchange

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

As of November 8, 2004, 31,940,790 shares of Common Stock ($.001 par value) and 6,850,325 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value, $25.00 per share liquidation preference) were outstanding.

INDEX

GLENBOROUGH REALTY TRUST INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Rental properties, gross	$1,419,878	$1,394,486
Accumulated depreciation and amortization	(217,076)	(187,297)

Rental properties, net	1,202,802	1,207,189

Property held for sale (net of accumulated depreciation and amortization of $1,589 and $1,424 as of September 30, 2004 and December 31, 2003, respectively)	6,239	6,314
Investments in land and development	148,240	67,493
Investments in unconsolidated operating joint ventures	12,031	12,211
Mortgage loans receivable	13,262	40,323
Leasing and financing costs (net of accumulated amortization of $17,822 and $14,858 as of September 30, 2004 and December 31, 2003, respectively)	25,045	26,603
Cash and cash equivalents	6,183	18,992
Other assets	27,843	26,114

TOTAL ASSETS	$1,441,645	$1,405,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$699,896	$649,325
Unsecured bank line of credit	95,090	89,941
Obligations associated with property held for sale	271	258
Other liabilities	33,165	36,901

Total liabilities	828,422	776,425

Minority Interest	37,764	36,969

Stockholders’ Equity:
Common stock, $0.001 par value, 188,000,000 shares authorized, 31,940,790 and 27,847,477 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	32	28
Preferred stock, $0.001 par value, 12,000,000 shares authorized, $25.00 liquidation preference, 6,850,325 and 9,956,300 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	7	10
Additional paid-in capital	790,089	779,627
Deferred compensation	(4,734)	(2,977)
Distributions in excess of accumulated earnings	(209,935)	(184,843)

Total stockholders’ equity	575,459	591,845

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,441,645	$1,405,239

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2004 and 2003

(in thousands, except share and per share amounts)

(unaudited)

	2004	2003
OPERATING REVENUE
Rental revenue	$48,205	$43,792
Fees and reimbursements, including from related parties	757	791

Total operating revenue	48,962	44,583

OPERATING EXPENSES
Property operating expenses	16,559	14,950
General and administrative	3,026	2,064
Depreciation and amortization	15,933	13,038
Provision for impairment of real estate assets	—	580

Total operating expenses	35,518	30,632

Interest and other income	567	835
Equity in earnings of unconsolidated operating joint ventures	158	174
Interest expense	(9,395)	(8,559)
Loss on early extinguishment of debt	(1,950)	—

Income before minority interest and discontinued operations	2,824	6,401
Minority interest	(29)	147

Income before discontinued operations	2,795	6,548
Discontinued operations (including net gain (loss) on sales of $743 and ($3,449) in 2004 and 2003, respectively)	924	(3,015)

Net income	3,719	3,533
Preferred dividends	(3,318)	(4,889)
Discount on preferred stock redemption and repurchases	9	237

Net income (loss) available to Common Stockholders	$410	$(1,119)

Basic Per Share Data:
Continuing operations	$(0.01)	$0.06
Discontinued operations	0.02	(0.10)

Net income (loss) available to Common Stockholders	$0.01	$(0.04)

Basic weighted average shares outstanding	31,682,728	27,605,193

Diluted Per Share Data:
Continuing operations	$(0.01)	$0.06
Discontinued operations	0.02	(0.10)

Net income (loss) available to Common Stockholders	$0.01	$(0.04)

Diluted weighted average shares outstanding	31,682,728	30,901,644

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2004 and 2003

(in thousands, except share and per share amounts)

(unaudited)

	2004	2003
OPERATING REVENUE
Rental revenue	$142,949	$126,792
Fees and reimbursements, including from related parties	2,618	2,559

Total operating revenue	145,567	129,351

OPERATING EXPENSES
Property operating expenses	49,505	42,503
General and administrative	9,207	9,605
Depreciation and amortization	45,988	37,195
Provision for impairment of real estate assets	—	2,852
Provision for impairment of non-real estate assets	—	3,905

Total operating expenses	104,700	96,060

Interest and other income	2,037	2,758
Equity in earnings of unconsolidated operating joint ventures	594	478
Interest expense	(27,310)	(23,844)
Loss on early extinguishment of debt	(2,035)	—

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	14,153	12,683
Minority interest	(684)	(1,054)

Income before discontinued operations and cumulative effect of change in accounting principle	13,469	11,629
Discontinued operations (including net gain on sales of $13,271 and $12,155 in 2004 and 2003, respectively)	13,868	12,763

Income before cumulative effect of change in accounting principle	27,337	24,392
Cumulative effect of change in accounting principle (Note 17)	(912)	—

Net income	26,425	24,392
Preferred dividends	(11,459)	(14,669)
Dividends paid on redeemed preferred stock	(2,073)	—
(Premium)/discount and writeoff of original issuance costs on preferred stock redemption and repurchases	(5,900)	254

Net income available to Common Stockholders	$6,993	$9,977

Basic Per Share Data:
Continuing operations	$(0.15)	$(0.06)
Discontinued operations	0.40	0.42
Cumulative effect of change in accounting principle	(0.03)	—

Net income available to Common Stockholders	$0.22	$0.36

Basic weighted average shares outstanding	31,084,557	27,612,311

Diluted Per Share Data:
Continuing operations	$(0.15)	$(0.06)
Discontinued operations	0.40	0.42
Cumulative effect of change in accounting principle	(0.03)	—

Net income available to Common Stockholders	$0.22	$0.36

Diluted weighted average shares outstanding	31,084,557	27,612,311

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2004

(in thousands)

(unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Deferred Compen- sation	Distributions in excess of accumulated earnings	Total
Balance at December 31, 2003	27,847	$28	9,956	$10	$779,627	$(2,977)	$(184,843)	$591,845

Exercise of stock options	78	—	—	—	1,431	—	—	1,431

Issuance of common stock, net of offering costs of $1,507	3,910	4	—	—	81,378	—	—	81,382

Issuance of restricted common stock to officer	100	—	—	—	2,548	(2,548)	—	—

Conversion of preferred stock to common stock	6	—	(8)	—	—	—	—	—

Preferred stock redemption	—	—	(3,098)	(3)	(77,456)	—	—	(77,459)

Premium and writeoff of original issuance costs on preferred stock redemption	—	—	—	—	3,439	—	(5,900)	(2,461)

Amortization of deferred compensation	—	—	—	—	—	791	—	791

Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(878)	—	—	(878)

Dividends paid to common and preferred stockholders	—	—	—	—	—	—	(43,544)	(43,544)

Dividends paid on redeemed preferred stock	—	—	—	—	—	—	(2,073)	(2,073)

Net income	—	—	—	—	—	—	26,425	26,425

Balance at September 30, 2004	31,941	$32	6,850	$7	$790,089	$(4,734)	$(209,935)	$575,459

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003

(in thousands)

(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$26,425	$24,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	46,830	42,408
Amortization of loan fees, included in interest expense (including discontinued operations)	2,371	2,343
Accrued interest on mortgage loans receivable	(1,443)	(2,174)
Minority interest in income from operations	684	1,054
Equity in earnings of unconsolidated operating joint ventures	(594)	(478)
Net gain on sales of real estate assets	(13,271)	(12,155)
Loss on early extinguishment of debt (including discontinued operations)	2,075	5,588
Provision for impairment of real estate assets	—	2,852
Provision for impairment of non-real estate assets	—	3,905
Cumulative effect of change in accounting principle	912	—
Amortization of deferred compensation	791	726
Accelerated vesting of stock options	—	122
(Increase)/decrease in other assets	(7,710)	(14,259)
Increase/(decrease) in other liabilities	(5,593)	(56)

Net cash provided by operating activities	51,477	54,268

Cash flows from investing activities:
Net proceeds from sales of rental properties	26,602	172,190
Acquisitions of rental properties	(24,381)	(134,502)
Payments for capital and tenant improvements	(19,172)	(31,501)
Investments in land and development	(36,787)	(8,131)
Investments in unconsolidated operating joint ventures	—	(75)
Distributions from unconsolidated operating joint ventures	775	449
Buyout of minority interest in consolidated subsidiary	—	(175)
Principal payments from mortgage loans receivable	28,504	4,581

Net cash (used for) provided by investing activities	(24,459)	2,836

Cash flows from financing activities:
Proceeds from borrowings	286,981	192,070
Repayment of borrowings	(280,135)	(177,131)
Payment of deferred financing costs	(1,989)	(1,103)
Prepayment penalties on loan payoffs	—	(5,411)
Contributions from minority interest holders	157	—
Distributions to minority interest holders	(3,152)	(3,886)
Dividends paid to common and preferred stockholders	(43,544)	(50,582)
Proceeds from issuance of common stock, net of offering costs	81,382	—
Preferred stock redemption	(77,459)	—
Dividends paid on redeemed preferred stock	(2,073)	—
Premium on preferred stock redemption	(2,461)	—
Exercise of stock options	1,431	527
Repurchases of common stock	—	(3,419)
Repurchases of preferred stock	—	(3,538)

Net cash used for financing activities	(40,862)	(52,473)

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the nine months ended September 30, 2004 and 2003

(in thousands)

(unaudited)

	2004	2003
Net (decrease) increase in cash and cash equivalents	$(13,844)	$4,631

Cash and cash equivalents at Marina Shores on January 1, 2004 (see Note 17)	1,035	—

Cash and cash equivalents at beginning of period	18,992	5,273

Cash and cash equivalents at end of period	$6,183	$9,904

Supplemental disclosure of cash flow information:

Cash paid for interest (net of capitalized interest of $2,507 and $2,479 in 2004 and 2003, respectively)	$25,835	$26,841

Supplemental disclosure of non-cash investing and financing activities:

Non-cash components of consolidation of Marina Shores:
Investments in land and development	$46,322	$—
Cash and cash equivalents	1,035	—
Mortgage loans payable	(45,000)	—
Minority interest	(2,228)	—
Other assets and liabilities, net	(129)	—

	$—	$—

Reclassification of real estate assets from investments in land and development to rental properties	$1,450	$18,084

Acquisition of investment in operating joint venture:
Exchange of related note receivable	$—	$3,775
Issuance of note payable, net of discount	—	2,518

Total	$—	$6,293

Assumption of mortgage loan in acquisition of real estate	$21,049	$—

Disposition of real estate involving buyer’s assumption of mortgage loans	$17,175	$61,218

Writeoff of original issuance costs on preferred stock redemption	$3,439	$—

Reallocation of limited partners’ interests in Operating Partnership	$878	$198

Conversion of Operating Partnership units into common stock, at market value on date of issuance	$—	$113

Issuance of restricted stock:
Additional paid-in capital	$(2,548)	$—
Deferred compensation	2,548	—

Total	$—	$—

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

As of September 30, 2004, 31,940,790 shares of Common Stock and 6,850,325 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 3,001,957 shares of Common Stock issuable upon redemption of 3,001,957 partnership units in the Operating Partnership (as defined below), there would be 34,942,747 shares of Common Stock outstanding as of September 30, 2004. In 1999 and 2000, the Company’s Board of Directors authorized the repurchase of up to 8,210,700 shares of Common Stock and 3,450,000 shares of Preferred Stock. As of September 30, 2004, 6,394,816 shares of Common Stock and 1,543,700 shares of Preferred Stock (excluding the redemption discussed below) have been repurchased at a total cost of approximately $131 million.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and a 90.4% limited partner interest at September 30, 2004, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of September 30, 2004, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 63 real estate projects.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of September 30, 2004 and December 31, 2003, the consolidated results of operations of the Company and its subsidiaries for the three and nine months ended September 30, 2004 and 2003, and cash flows of the Company for the nine months ended September 30, 2004 and 2003. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company as of September 30, 2004 and December 31, 2003, the results of operations of the Company for the three and nine months ended September 30, 2004 and 2003, and cash flows of the Company for the nine months ended September 30, 2004 and 2003.

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

As of September 30, 2004, 366,241 shares of bonus grants were outstanding under the Plan. The intrinsic value of the shares granted has been recorded as deferred compensation, with an offsetting entry to additional paid-in-capital, in the accompanying financial statements. The vesting of 316,241 of these shares is time-based and the deferred compensation related to these shares is being amortized to general and administrative expense ratably over the respective vesting periods that range from 5 to 10 years. As a result, additional compensation expense of $222,252 and $194,502 was recognized during the three months

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

ended September 30, 2004 and 2003, respectively, and $639,006 and $847,801 was recognized during the nine months ended September 30, 2004 and 2003, respectively, in the accompanying consolidated statements of operations. The vesting of 50,000 of these shares, which were granted on March 30, 2004, is based on achieving annual performance metrics over a ten-year period. The Company accounts for these shares under the recognition and measurement principles of FASB Interpretation No. 28. As a result, additional compensation expense of $84,904 and $152,087 was recognized during the three and nine months ended September 30, 2004, respectively, in the accompanying consolidated statement of operations.

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

		Three months ended		Nine months ended
		Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Net income (loss) available to Common Stockholders	As reported	$410	$(1,119)	$6,993	$9,977
	SFAS No. 123 Adj.	(8)	(201)	(91)	(492)

	Pro forma	$402	$(1,320)	$6,902	$9,485

Basic earnings (loss) per share	As reported	$0.01	$(0.04)	$0.22	$0.36
	SFAS No. 123 Adj.	—	(0.01)	—	(0.02)

	Pro forma	$0.01	$(0.05)	$0.22	$0.34

Diluted earnings (loss) per share	As reported	$0.01	$(0.04)	$0.22	$0.36
	SFAS No. 123 Adj.	—	(0.01)	—	(0.02)

	Pro forma	$0.01	$(0.05)	$0.22	$0.34

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values (included in rental properties, gross in the accompanying consolidated balance sheet) are amortized as a reduction of rental revenue over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (included in other liabilities in the accompanying consolidated balance sheet) are amortized as an increase to rental revenue over the initial term and any fixed rate renewal periods in the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships (if any), is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. This aggregate value is allocated between at-market in-place lease values and tenant relationships (if any) based on management’s evaluation of the specific characteristics of each tenant’s lease. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, this amount would be separately allocated and amortized over the estimated life of the relationship. The value of at-market in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities (included in other liabilities), and the unsecured bank line of credit, the recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates that the Company would be able to obtain for mortgage loans to third parties with similar terms, the carrying value of the Company’s mortgage loans receivable approximates fair value. Based on interest rates available to the Company for debt with comparable maturities and other terms, the estimated fair value of the Company’s secured mortgage loans as of September 30, 2004 and December 31, 2003, would be approximately $707,941 and $666,033 (in thousands), respectively.

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

At September 30, 2004, the Company was not a party to any open interest rate protection agreements.

Leasing and Financing Costs

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related notes payable or leases.

Minority Interest

Minority interest represents the 8.60% and 9.73% limited partner interests in the Operating Partnership not held by the Company at September 30, 2004 and December 31, 2003, respectively. The Company periodically adjusts the carrying value of minority interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of limited partnership interest in the Operating Partnership.

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

(unaudited)

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. Differences between estimated and actual amounts are recognized in the subsequent year.

For the nine months ended September 30, 2004 and 2003, no tenant represented 10% or more of rental revenue of the Company.

Fee and reimbursement revenue consists of fees for property management and asset management, and transaction fees for acquisition, disposition, refinancing, leasing and construction supervision services from related parties and third parties.

Sales of Real Estate

The Company recognizes sales of real estate when a contract has been executed, a closing has occurred, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement in the property. Each property is deemed a separately identifiable component of the Company and is reported in discontinued operations when the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction. Interest expense associated with a mortgage loan is classified as a component of discontinued operations if that loan is directly secured by a property classified as a discontinued operation.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

NOTE 3. RENTAL PROPERTIES

The cost and accumulated depreciation of rental properties, by market, as of September 30, 2004 and December 31, 2003, are as follows (in thousands):

	As of September 30, 2004
	Land	Buildings & Improve- ments	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$40,876	$223,897	$264,773	$(23,551)	$241,222	*
Southern California	39,780	190,018	229,798	(24,757)	205,041	*
Boston	22,033	160,207	182,240	(27,582)	154,658	*
Northern New Jersey	26,137	145,570	171,707	(31,953)	139,754
San Francisco	36,051	84,349	120,400	(13,479)	106,921
Chicago	2,745	103,638	106,383	(26,966)	79,417
Tampa/Orlando	8,286	41,325	49,611	(10,654)	38,957
St. Louis	7,192	28,648	35,840	(6,670)	29,170
Denver	6,222	45,458	51,680	(5,681)	45,999	*
Minneapolis	6,129	31,116	37,245	(7,800)	29,445
Las Vegas	7,746	33,687	41,433	(8,035)	33,398
Omaha	1,534	36,296	37,830	(8,462)	29,368
Indianapolis	691	4,759	5,450	(1,013)	4,437
All others	13,614	79,568	93,182	(22,062)	71,120
Property held for sale	(796)	(6,898)	(7,694)	1,589	(6,105)

Total	$218,240	$1,201,638	$1,419,878	$(217,076)	$1,202,802

*	Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $8,065 in Washington D.C., $6,449 in Southern California, $5,764 in Boston, and $1,296 in Denver.

	As of December 31, 2003
	Land	Buildings & Improve- ments	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$33,663	$219,608	$253,271	$(21,327)	$231,944	*
Southern California	39,780	189,081	228,861	(17,617)	211,244	*
Boston	22,751	161,038	183,789	(23,804)	159,985	*
Northern New Jersey	26,137	144,666	170,803	(27,995)	142,808
San Francisco	36,051	83,195	119,246	(11,056)	108,190
Chicago	2,746	102,814	105,560	(24,152)	81,408
Tampa/Orlando	8,286	41,016	49,302	(9,272)	40,030
St. Louis	7,192	27,746	34,938	(5,870)	29,068
Denver	4,654	37,919	42,573	(4,651)	37,922
Minneapolis	6,129	30,629	36,758	(6,821)	29,937
Las Vegas	7,746	33,269	41,015	(7,070)	33,945
Omaha	1,534	34,601	36,135	(7,304)	28,831
Indianapolis	691	6,440	7,131	(2,274)	4,857
All others	13,612	79,189	92,801	(19,508)	73,293
Property held for sale	(796)	(6,901)	(7,697)	1,424	(6,273)

Total	$210,176	$1,184,310	$1,394,486	$(187,297)	$1,207,189

*	Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $7,074 in Washington D.C., $9,083 in Southern California, and $6,949 in Boston.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

NOTE 4. ACQUISITIONS OF RENTAL PROPERTIES

In August 2004, the Company acquired Three Gateway Center, an 80,000 square foot, 4-story office building located at Gateway Business Park in Denver, Colorado. The total acquisition cost of approximately $8.5 million was funded using a draw from the Company’s unsecured bank line of credit. SFAS No. 141 requires the acquirer to allocate a portion of the acquisition costs to intangible assets and liabilities in applying the purchase method of accounting. In accordance with SFAS No. 141, intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $1.3 million. Liabilities related to below-market rate in-place leases amounted to approximately $96,000.

In April 2004, the Company acquired 1100 17th Street, a 142,000 square foot, 12-story multi-tenant office building located in Washington, D.C. The total acquisition cost of approximately $38.2 million was funded using 1031 tax-deferred exchange proceeds from the sale of an office building, along with the assumption of a $21 million loan from a life insurance company. The assumed loan bears a floating interest rate of 30-day LIBOR plus 1.75%, with a floor of 3.5%, and matures on July 1, 2007. In accordance with SFAS No. 141, intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $3.2 million. Liabilities related to below-market rate in-place leases amounted to approximately $1.6 million.

NOTE 5. DISPOSITIONS OF RENTAL PROPERTIES

During the nine months ended September 30, 2004, the Company sold four properties. These assets were sold for an aggregate sales price of approximately $44.5 million and generated a gain on sale of approximately $13.3 million. The four properties sold were:

Property	Location	Date of Sale	Total Square Footage	Sales Price ($000’s)
Valley Forge VI	Norristown, PA	1/13/04	30,000	$1,100
Cameron Run	Alexandria, VA	6/16/04	143,707	$29,925
90 Libbey Parkway	Weymouth, MA	7/29/04	79,825	$3,900
Germantown	Germantown, MD	8/12/04	79,480	$9,600

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the gain or loss on sale and the related operating results from these sold properties are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet with the related results from operations classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. At September 30, 2004, there was one property classified as held for sale.

The major classes of assets and liabilities of properties classified as held for sale at September 30, 2004, and December 31, 2003, are as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
ASSETS
Rental properties, gross	$7,694	$7,697
Accumulated depreciation	(1,589)	(1,424)

Rental properties, net	6,105	6,273

Leasing and financing costs, net	4	—
Other assets	130	41

Properties held for sale	$6,239	$6,314

LIABILITIES
Other liabilities	$271	$258

Obligation associated with properties held for sale	$271	$258

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

Below is a summary of the results of operations of sold properties through their respective disposition dates (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Total rental revenue	$433	$4,164	$3,169	$23,922

Property operating expenses	125	1,558	1,034	7,324
Depreciation and amortization	42	990	842	5,212
Interest expense	45	1,005	656	5,190
Loss on early extinguishment of debt	40	177	40	5,588

Total expenses	252	3,730	2,572	23,314

Income before gain (loss) on sales of real estate	181	434	597	608
Gain (loss) on sales of real estate, net	743	(3,449)	13,271	12,155

Discontinued operations	$924	$(3,015)	$13,868	$12,763

NOTE 6. INVESTMENTS IN LAND AND DEVELOPMENT

The Company’s investments in land and development increased from $67,493,000 at December 31, 2003, to $148,240,000 at September 30, 2004. This increase is primarily due to the consolidation of the entity known as Marina Shores, effective January 1, 2004, in accordance with FIN 46 Revised. See Note 17 for further discussion. In addition, during the nine months ended September 30, 2004, the Company acquired an undivided 50% tenancy in common interest in approximately 295 acres of the land at Gateway Business Park for a total purchase price of $30.7 million. See Note 8 for further discussion.

In March 2004, the Company gained approval for Marina Shores Village with a 6-1 vote of the Redwood City Planning Commission. The proposed mixed use, waterfront community includes approvals for the construction of 1,930 residential units, 150,000 square feet of office space and 25,000 square feet of retail space. In June 2004, the City Council unanimously approved the project with a 7-0 vote. In August 2004, a local group opposing the development qualified a referendum for the November ballot. On November 2, 2004, the referendum to ratify the city council action was defeated by 1,800 votes (54% to 46%). The Company is currently working with the city to determine the highest and best use for the land.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

As of September 30, 2004, the Company had investments in the following properties under development and land held for development:

Properties Under Development

Market	Properties	Description	City	Square Footage	Economic Interest		Investment Balance ($000’s)
Denver	Gateway Office Five	Fifth office building constructed at Gateway Business Park (1-story)	Denver	62,972	50	%(1)	$824

TOTAL				62,972			$824

Land Held for Development

Market	Properties	Description	City	Proposed Sq. Footage	Economic Interest		Investment Balance ($000’s)
Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,150

	Subtotal - Boston			235,000			5,150

Denver	Gateway Business Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	5,000,000	50	%(2)	47,132	(2)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,750

	Subtotal - Denver			5,120,000			51,882

San Francisco	Marina Shores	Mixed-use waterfront community, which could include office, retail and multifamily	Redwood City		50	%(3)	81,242

	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office campus	Hayward	600,000	100%		16,497

	Subtotal - San Francisco			600,000			97,739

		Other land not currently under development	New Jersey/San Francisco				5,907

TOTAL				5,955,000			$160,678

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT AND MORTGAGE LOANS RECEIVABLE				6,017,972			$161,502

(1)	Interest in the form of mezzanine loans.
(2)	Interest in the form of a mortgage loan receivable, mezzanine loans and equity. The investment balance includes $13,262 representing the balance of the mortgage loan receivable at September 30, 2004.
(3)	Interest in the form of equity and mezzanine loans. The Company consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised. See Note 17 for further discussion.

The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under its development alliances, the Company has provided an aggregate of approximately $4.4 million in debt guarantees; however, some of the loans

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

were not fully drawn as of September 30, 2004. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. The Company would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for the Company’s obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that the Company must make payments under one of these guarantees, its only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by the Company in such an event can be made at this time.

Certain of the alliances with which the Company conducts business have been deemed to be VIEs as defined by FIN 46 Revised, however, other than Marina Shores as discussed above, none of these VIEs are required to be consolidated as the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $87.8 million and $49.5 million, respectively, at September 30, 2004. The Company’s maximum exposure to loss is equal to its investments in these arrangements, plus the related debt guarantees, as described above.

NOTE 7. INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company’s investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings (losses). Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated operating joint ventures consist of the following as of September 30, 2004 and December 31, 2003 (dollars in thousands):

						Investment Balance
Joint Venture	Ownership Interest	Property Location	Square Footage/ Units		Property Type	Sep. 30, 2004	Dec. 31, 2003
Rincon Center I & II	10%	San Francisco, CA	741,103	sf	Mixed-Use	$4,033	$4,119
2000 Corporate Ridge	10%	McLean, VA	255,980	sf	Office	2,970	2,895
Gateway Retail I	50%	Denver, CO	12,000	sf	Retail	400	424
Lakecrest Apartments	27%	Aurora, CO	440	units	Residential	4,628	4,773

						$12,031	$12,211

NOTE 8. MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage of approximately $13.3 million, including accrued interest, at September 30, 2004, secured by a 50% interest in 147 acres of land at Gateway Business Park in Aurora, Colorado. The loan was originally funded in June 1998, had a fixed interest rate of 6.5% and a maturity date of July 2007. In July 2004, the loan agreement was amended to increase the interest rate to 9.0%. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Business Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development. No loan loss reserves have been recorded related to this loan.

In August 2004, the Company acquired an undivided 50% tenancy in common interest in approximately 135 acres of land at Gateway Business Park for a total purchase price of $13.9 million. This land had been part of the security for the mortgage loan receivable. In connection with this acquisition, the 135 acres were released as security and the Company received an $11.8 million payment on the mortgage loan receivable which was applied first to accrued interest and then to principal.

In February 2004, the Company acquired an undivided 50% tenancy in common interest in approximately 160 acres of the land at Gateway Business Park for a total purchase price of $16.8 million. This land had been part of the security for the mortgage loan receivable. In connection with this acquisition, the 160 acres were released as security and the Company received a $14.3 million payment on the mortgage loan receivable which was applied first to accrued interest and then to principal.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

The borrowing entities in this loan arrangement have been deemed to be VIEs, but the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The Company’s maximum exposure to loss is equal to the recorded amount of its loan, including accrued interest.

NOTE 9. OTHER ASSETS

As of September 30, 2004 and December 31, 2003, other assets on the consolidated balance sheets consist of the following (in thousands):

	2004	2003
Accounts receivable, net	$3,027	$3,055
Straight-line rent receivable, net	15,580	11,092
Prepaid expenses	1,702	1,305
Impound accounts	1,775	4,627
Notes receivable	3,634	3,724
Investment in management contracts	1,301	1,749
Corporate office fixed assets, net	240	454
Other	584	108

Total other assets	$27,843	$26,114

NOTE 10. SECURED AND UNSECURED LOANS

The Company had the following mortgage loans and unsecured bank line of credit outstanding as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	2004	2003
Secured loans with various lenders, bearing interest at fixed rates between 3.82% and 8.13% at September 30, 2004 and December 31, 2003, with monthly principal and interest payments ranging between $52 and $292 and maturing at various dates through December 1, 2013. These loans are secured by properties with an aggregate net carrying value of $421,011 and $406,206 at September 30, 2004 and December 31, 2003, respectively.	$346,794	$297,327

Secured loans with various lenders, bearing interest at variable rates ranging between 3.59% and 5.09% at September 30, 2004, and 3.12% and 3.47% at December 31, 2003, and maturing at various dates through November 10, 2008. These loans are secured by properties with an aggregate net carrying value of $162,283 and $186,826 at September 30, 2004 and December 31, 2003, respectively.	117,195	129,641

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

	2004	2003
Secured loan with an insurance company, net of unamortized discount of $496 and $1,492 at September 30, 2004 and December 31, 2003, respectively. The loan has two fixed rate components. The fixed rate component of $43,979 bears interest at 6.13%, matures on February 11, 2009, and requires monthly principal and interest payments of $296. The fixed rate component of $141,042 bears interest at 5.91%, matures on February 11, 2009, and requires monthly principal and interest payments of $923. The two components are cross-collateralized and are secured by properties with an aggregate net carrying value of $239,540 and $193,578 at September 30, 2004 and December 31, 2003, respectively.	$185,021	$135,813

Secured loan with an insurance company, net of unamortized discount of $573 and $679 at September 30, 2004 and December 31, 2003, respectively. The loan bears a fixed interest rate of 6.13%, matures on November 10, 2008, and requires monthly principal and interest payments of $343. This loan is secured by a cross-collateralized pool of properties with an aggregate net carrying value of $108,705 and $140,137 at September 30, 2004 and December 31, 2003, respectively. A second component of this loan consisting of a $35,101 variable rate loan was paid off in April 2004. See below for further discussion.	50,886	86,544

Total mortgage loans	699,896	649,325

Unsecured $180,000 line of credit with a group of commercial banks, with a variable interest rate of 30-day LIBOR plus 1.525% at September 2004 and December 31, 2003 (3.37% and 2.65%, respectively), monthly interest only payments and a maturity date of March 26, 2007, with one one-year extension option. In March 2004, the maturity date was extended and certain terms were modified. See below for further discussion.	95,090	89,941

Total secured and unsecured loans	$794,986	$739,266

At September 30, 2004, the Company’s indebtedness included fixed-rate debt of $582,701,000 and floating-rate debt of $212,285,000, and the Company’s ratio of total debt to gross book assets was approximately 48%.

During the nine months ended September 30, 2004, mortgage loans payable increased from $649,325,000 to $699,896,000. This increase resulted from the consolidation of Marina Shore’s debt in the amount of $45,000,000 in accordance with FIN 46 Revised, $127,931,000 in new mortgage loans and $1,814,000 of draws on a construction loan, offset by $49,270,000 of paydowns on two floating-rate loans, $4,025,000 of scheduled principal amortization, $17,175,000 paid off in connection with a property sale, and $53,704,000 of other loan payoffs.

In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised. Marina Shores has total debt of $45 million consisting of two loans, with a $30 million loan bearing interest at the fixed rate of 4.82%, and a $15 million loan bearing interest at the fixed rate of 6.82%. Both loans require monthly interest-only payments and mature on November 15, 2004. The Company is currently negotiating extensions for these loans with the lender.

In September 2004, the Company paid off a fixed rate mortgage of $2.3 million which was due to mature in October 2004. As a result of the loan payoff, a 52,721 square foot office building in Lexington, Massachusetts, is now unencumbered.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

In September 2004, the Company completed a modification of a fixed rate loan with an insurance company. The Company released two properties from the collateral pool and added one property, received additional loan proceeds and extended the maturity date from November 2008 to February 2009. The interest rate remains fixed at 5.905%. The two properties released from the collateral pool were a 171,359 square foot property in Eden Prairie, Minnesota, and a 79,000 square foot property in Germantown, Maryland. The Germantown, Maryland property was sold upon its release from the loan (as discussed in Note 5) and the proceeds from this sale along with the additional loan proceeds were used to payoff a $51.4 million variable rate loan secured by a 305,110 square foot office building in Arlington, Virginia. That building was then added to the collateral pool. Excess loan proceeds were used to paydown the Company’s unsecured bank line of credit. In connection with the loan modification and payoff of the variable rate loan, the Company recognized a loss on early extinguishment of debt of approximately $1.9 million which consisted primarily of the writeoff of unamortized original financing costs.

In July 2004, in connection with the disposition of 90 Libbey Parkway (as discussed in Note 5), the Company made a paydown of approximately $4.9 million on a floating-rate loan which was secured by a cross-collateralized pool of six properties. This loan bears interest at the floating rate of 30-day LIBOR plus 2.00%, requires monthly interest-only payments, and has a maturity date of December 5, 2005. The interest rate on this loan at September 30, 2004, was 3.84% and it is now secured by a cross-collateralized pool of five properties. In connection with this paydown, the Company recognized a loss on early extinguishment of debt of approximately $40,000 which consisted of the writeoff of unamortized original financing costs.

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

In April 2004, the Company closed a new $35 million loan which is secured by three office properties located in Illinois and Iowa. The loan has a maturity date of April 1, 2005, with two one-year extension options, requires monthly interest-only payments and bears interest at the floating rate of 30-day LIBOR plus 2.00%. The interest rate on this loan at September 30, 2004, was 3.84%. The proceeds from this loan were used to payoff a $35.1 million floating rate loan which was secured by a cross-collateralized pool of seven properties, had a maturity date of December 2004, and had a floating interest rate of LIBOR plus 3.25% with a floor of 5%.

In April 2004, in connection with the acquisition of 1100 17th Street (as discussed in Note 4), the Company assumed a mortgage loan with an outstanding balance of approximately $21 million. The loan has a maturity date of July 1, 2007, and bears interest at a floating rate of 30-day LIBOR plus 1.75%, with a floor of 3.5%. The interest rate on this loan at September 30, 2004, was 3.59%.

In April 2004, the Company closed a $17 million loan which is secured by a cross-collateralized pool of seven properties. The loan matures in November 2008, requires monthly interest-only payments and bears interest at a floating rate of 30-day LIBOR plus 3.25%. The interest rate on this loan at September 30, 2004, was 5.09%. The proceeds from this loan were used to paydown the Company’s unsecured bank line of credit.

In February 2004, the Company made a paydown of approximately $9.3 million on a floating-rate loan which was secured by a cross-collateralized pool of seven properties. This loan bears interest at the floating rate of 30-day LIBOR plus 2.00%, requires monthly interest-only payments, and has a maturity date of December 5, 2005. The interest rate on this loan at September 30, 2004, was 3.84%. As a result of the paydown, one of the properties securing the loan, a 56,348 square foot office property located in Alexandria, Virginia, was released from the collateral pool. All other terms of the loan remain the same. In connection with this paydown, the Company recognized a loss on early extinguishment of debt of approximately $85,000 which consisted of the writeoff of unamortized original financing costs.

Outstanding borrowings under the Company’s unsecured bank line of credit increased from $89,941,000 at December 31, 2003, to $95,090,000 at September 30, 2004. The increase was due to draws totaling $178,284,000 for the Preferred Stock redemption (see Note 19), acquisition of properties, acquisition of land at Gateway Business Park (see Note 8), mortgage loan payoffs, disposition of the corporate aircraft and development advances, offset by pay downs totaling $173,135,000 generated from the proceeds of a common stock offering (see Note 19), paydowns received on the mortgage loan receivable (see Note 8), proceeds from property sales and new financings, and cash flow from operations. In March 2004, the unsecured bank line of credit was modified to extend the maturity date from September 2005 to March 2007, with one one-year extension option. The

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

unsecured bank line of credit requires the Company, among other things, to be in compliance with certain financial and operating covenants. The Company has been in compliance during all of 2004 and remains in compliance at September 30, 2004.

In connection with a 2001 secured financing, the Company entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expired over a term concurrent with the secured financing, was indexed to a 30-day LIBOR rate, was for a notional amount equal to the maximum amount available on the secured financing, and capped 30-day LIBOR to a maximum of 6%. The Company paid a $594,000 fee at the inception of this cap agreement of which $357,000 had been charged to earnings as of March 31, 2004. The remaining $237,000 was charged to earnings in the second quarter of 2004 when the related secured financing was paid off. At September 30, 2004, the Company was not a party to any open interest rate protection agreements.

Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of September 30, 2004, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $95,090 which has an initial maturity of March 26, 2007.

Year Ending December 31,
2004	$68,628
2005	88,009
2006	86,187
2007	123,009
2008	212,732
Thereafter	216,421

Total	$794,986

NOTE 11. OTHER LIABILITIES

As of September 30, 2004 and December 31, 2003, other liabilities on the consolidated balance sheets consist of the following (in thousands):

	2004	2003
Accounts payable and accrued liabilities	$4,678	$4,559
Aircraft lease buyout	—	5,747
SFAS No. 141 below market rate leases, net of accumulated amortization	5,452	5,402
Unsecured note payable	2,676	2,575
Accrued retirement benefits	5,234	5,081
Interest payable	1,416	1,545
Security deposits	7,224	6,135
Property taxes payable	2,833	1,084
Prepaid rents	3,408	4,528
Deferred income	244	245

Total other liabilities	$33,165	$36,901

NOTE 12. LOSSES ON EARLY EXTINGUISHMENT OF DEBT

In connection with various loan transactions (see Note 10), including those related to properties classified as discontinued operations, the Company recorded losses on early extinguishment of debt of approximately $2.1 million during the nine months ended September 30, 2004, which consisted primarily of the writeoff of unamortized original financing costs.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

NOTE 13. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $757,000 and $791,000 for the three months ended September 30, 2004 and 2003, respectively, and $2,618,000 and $2,559,000 for the nine months ended September 30, 2004 and 2003, respectively, and consisted of property management, asset management and other fee income.

NOTE 14. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss) available to Common Stockholders – Basic	$410	$(1,119)	$6,993	$9,977
Minority interest	—	(147)	—	—

Net income (loss) available to Common Stockholders – Diluted	$410	$(1,266)	$6,993	$9,977

Weighted average shares:
Basic	31,682,728	27,605,193	31,084,557	27,612,311
Stock options and restricted stock	—	288,679	—	—
Convertible Operating Partnership Units	—	3,007,772	—	—

Diluted	31,682,728	30,901,644	31,084,557	27,612,311

Basic earnings (loss) per share	$0.01	$(0.04)	$0.22	$0.36
Diluted earnings (loss) per share	$0.01	$(0.04)	$0.22	$0.36

For the three months ended September 30, 2004, options to purchase shares of the Company’s common stock of 2,843,367 and convertible operating partnership units of 3,001,957 have been excluded from the computation of diluted earnings per share as they are anti-dilutive. For the three months ended September 30, 2003, options to purchase shares of the Company’s common stock of 2,839,495 were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the Company’s common stock of $19.24. For the nine months ended September 30, 2004 and 2003, options to purchase shares of the Company’s common stock of 2,843,367 and 3,118,075, respectively, and convertible operating partnership units of 3,001,957 and 3,006,389, respectively, have been excluded from the computation of diluted earnings per share as they are anti-dilutive. The preferred stock has been excluded from the computation of diluted earnings per share as it is anti-dilutive in all periods presented.

NOTE 15. SEGMENT INFORMATION

The Company owns and operates office and industrial properties throughout the United States and manages its business by geographic markets. Office properties now represent approximately 96% of the Company’s portfolio by net operating income and consist primarily of multi-tenant office buildings. The remaining industrial properties are designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s geographic markets are managed separately as each market requires different operating, pricing and leasing strategies. Each represents a reportable segment. As of September 30, 2004, the Company’s largest markets are Washington D.C., Southern California, Boston, Northern New Jersey and San Francisco.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon net operating income of the combined properties which represents rental revenue less property operating expenses in each segment. Significant information used by the Company for its reportable segments (including discontinued operations) as of and for the nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Washington D.C.
Rental revenue	$27,731	$24,997
Property operating expenses	7,474	6,832

Net operating income	$20,257	$18,165

Rental properties, net	$241,222	$196,386

Southern California
Rental revenue	$25,115	$23,769
Property operating expenses	7,974	7,404

Net operating income	$17,141	$16,365

Rental properties, net	$205,041	$181,460

Boston
Rental revenue	$23,061	$18,349
Property operating expenses	8,567	6,381

Net operating income	$14,494	$11,968

Rental properties, net	$154,658	$153,858

Northern New Jersey
Rental revenue	$18,824	$17,984
Property operating expenses	6,454	5,530

Net operating income	$12,370	$12,454

Rental properties, net	$139,754	$153,071

San Francisco
Rental revenue	$7,718	$8,180
Property operating expenses	2,305	2,157

Net operating income	$5,413	$6,023

Rental properties, net	$106,921	$108,518

Chicago
Rental revenue	$9,470	$8,934
Property operating expenses	4,285	4,392

Net operating income	$5,185	$4,542

Rental properties, net	$79,417	$82,368

Tampa/Orlando
Rental revenue	$5,637	$6,635
Property operating expenses	1,935	1,828

Net operating income	$3,702	$4,807

Rental properties, net	$38,957	$40,256

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
St. Louis
Rental revenue	$6,135	$5,889
Property operating expenses	2,324	2,317

Net operating income	$3,811	$3,572

Rental properties, net	$29,170	$28,990

Denver
Rental revenue	$3,865	$7,627
Property operating expenses	1,489	2,719

Net operating income	$2,376	$4,908

Rental properties, net	$45,999	$38,242

Minneapolis
Rental revenue	$4,261	$4,567
Property operating expenses	1,932	1,947

Net operating income	$2,329	$2,620

Rental properties, net	$29,445	$29,787

Las Vegas
Rental revenue	$3,784	$4,157
Property operating expenses	809	1,067

Net operating income	$2,975	$3,090

Rental properties, net	$33,398	$34,277

Omaha
Rental revenue	$4,584	$4,361
Property operating expenses	1,727	1,675

Net operating income	$2,857	$2,686

Rental properties, net	$29,368	$28,839

Indianapolis
Rental revenue	$696	$3,292
Property operating expenses	117	128

Net operating income	$579	$3,164

Rental properties, net	$4,437	$4,617

All Others
Rental revenue	$5,237	$11,973
Property operating expenses	3,147	5,450

Net operating income	$2,090	$6,523

Rental properties, net	$71,120	$79,910

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Discontinued Operations
Rental revenue	$(3,169)	$(23,922)
Property operating expenses	(1,034)	(7,324)

Net operating income	$(2,135)	$(16,598)

Rental properties, net	$(6,105)	$(6,334)

Total
Rental revenue	$142,949	$126,792
Property operating expenses	49,505	42,503

Net operating income	$93,444	$84,289

Rental properties, net	$1,202,802	$1,154,245

The following is a reconciliation of segment revenues and net operating income to total operating revenue and income before minority interest, discontinued operations and cumulative effect of change in accounting principle for the periods presented above (in thousands):

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Revenues
Total revenue for reportable segments	$142,949	$126,792
Fees and reimbursements, including from related parties	2,618	2,559

Total operating revenue	$145,567	$129,351

Net Operating Income
Net operating income for reportable segments	$93,444	$84,289
Unallocated amounts:
Fees and reimbursements, including from related parties	2,618	2,559
Interest and other income	2,037	2,758
Equity in earnings of unconsolidated operating joint ventures	594	478
General and administrative	(9,207)	(9,605)
Depreciation and amortization	(45,988)	(37,195)
Interest expense	(27,310)	(23,844)
Loss on early extinguishment of debt	(2,035)	—
Provision for impairment of real estate assets	—	(2,852)
Provision for impairment of non-real estate assets	—	(3,905)

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	$14,153	$12,683

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

The following is a reconciliation of segment assets to total assets for the periods presented above (in thousands):

	As of September 30, 2004	As of September 30, 2003
Rental Properties, net, for reportable segments	$1,202,802	$1,154,245
Unallocated amounts:
Property held for sale	6,239	6,334
Investments in land and development	148,240	65,611
Investments in unconsolidated operating joint ventures	12,031	14,332
Mortgage loans receivable	13,262	39,406
Leasing and financing costs, net	25,045	24,691
Cash and cash equivalents	6,183	9,904
Other assets	27,843	48,627

Total Assets	$1,441,645	$1,363,150

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

NOTE 17. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised. The implementation of this change has been accounted for as a change in accounting principle and applied cumulatively as of January 1, 2004. The effect of this change on the Company’s consolidated balance sheet as of September 30, 2004, and the Company’s consolidated statements of operations for the three and nine months ended September 30, 2004, is detailed in the table below. All intercompany transactions, receivables and payables have been eliminated in consolidation.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

As of September 30, 2004 (in 000’s)
Balance Sheet
Investments in land and development	$45,763
Cash and cash equivalents	831
Other assets	109

Total assets	$46,703

Mortgage loans (1)	$45,000
Other liabilities	178

Total liabilities	45,178

Minority interest	2,386
Stockholders’ equity	(861)

Total liabilities and stockholders’ equity	$46,703

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Statement of Operations
Fees and reimbursements, including from related parties	$(20)	$(60)

Interest expense	(38)	(111)
Cumulative effect of change in accounting principle	—	912

Total expenses	(38)	801

Net income (loss)	$18	$(861)

(1)	Contains a recourse provision to the Company in the amount of $30 million.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

(unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated is a self-administered and self-managed real estate investment trust, or REIT, with a nationwide portfolio of 63 primarily office properties, including 4 operating joint ventures, as of September 30, 2004. We focus on owning and managing high-quality, multi-tenant office properties with strong demand attributes located in supply constrained locations within large diverse markets. Our portfolio encompasses approximately 11 million square feet with the largest concentrations in the following markets: Washington D.C., Southern California, Boston, Northern New Jersey and San Francisco.

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

Results of Operations

Overview

Portfolio Composition and Occupancy

During 2003, we substantially completed our conversion to a focused office REIT. Total portfolio occupancy increased from 88% at September 30, 2003 to 89% at September 30, 2004. Net operating income (adjusted for discontinued operations) increased 1.6% from $31,448,000 for the three months ended September 30, 2003, to $31,954,000 for the three months ended September 30, 2004.

Lease Maturities

Based upon the strength of the national leasing market, lease rollover will affect our rental revenues with changes in portfolio occupancy and changes in rental rates upon lease renewal. In the third quarter of 2004, we had approximately 160,000 square feet of new office leasing production at an average rent of $20.43 per square foot. We also renewed approximately 166,000 square feet of office leases at an average rent per square foot of $22.05. This represented an increase in effective rents from renewals (annualized rents net of concessions) of 5.7% during the third quarter of 2004.

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003.

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

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	As Reported	Discontinued Operations	Adjusted	As Reported	Discontinued Operations	Adjusted
OPERATING REVENUE
Rental revenue	$48,205	$433	$48,638	$43,792	$4,164	$47,956
Fees and reimbursements, including from related parties	757	—	757	791	—	791

Total operating revenue	48,962	433	49,395	44,583	4,164	48,747

OPERATING EXPENSES
Property operating expenses	16,559	125	16,684	14,950	1,558	16,508
General and administrative	3,026	—	3,026	2,064	—	2,064
Depreciation and amortization	15,933	42	15,975	13,038	990	14,028
Provision for impairment of real estate assets	—	—	—	580	—	580

Total operating expenses	35,518	167	35,685	30,632	2,548	33,180

Interest and other income	567	—	567	835	—	835
Equity in earnings of unconsolidated operating JV’s	158	—	158	174	—	174
Interest expense	(9,395)	(45)	(9,440)	(8,559)	(1,005)	(9,564)
Loss on early extinguishment of debt	(1,950)	(40)	(1,990)	—	(177)	(177)

Income before gain (loss) on sales of real estate assets, minority interest and discontinued operations	2,824	181	3,005	6,401	434	6,835
Gain (loss) on sales of real estate assets	—	743	743	—	(3,449)	(3,449)

Income before minority interest and discontinued ops	2,824	924	3,748	6,401	(3,015)	3,386
Minority interest (1)	(29)	—	(29)	147	—	147

Income before discontinued operations	2,795	924	3,719	6,548	(3,015)	3,533
Discontinued operations	924	(924)	—	(3,015)	3,015	—

Net income	3,719	—	3,719	3,533	—	3,533
Preferred dividends	(3,318)	—	(3,318)	(4,889)	—	(4,889)
Discount on preferred stock repurchases	9	—	9	237	—	237

Net income (loss) available to Common Stockholders	$410	$—	$410	$(1,119)	$—	$(1,119)

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium/discount and writeoff of original issuance costs on preferred stock redemption.

Net Operating Income. Following is a table of net operating income by market, for comparative purposes, presenting the results for the three months ended September 30, 2004 and 2003 (in thousands). The data set forth below should be read in conjunction with “Note 15. Segment Information” in our consolidated financial statements included in Item 1.

	2004	% of Total	2003	% of Total
Washington D.C.	$6,353	19.88%	$6,057	19.26%
Southern California	5,845	18.29%	5,265	16.74%
Boston	5,146	16.10%	4,691	14.92%
Northern New Jersey	3,855	12.06%	4,135	13.15%
San Francisco	1,910	5.98%	1,741	5.54%
Chicago	1,758	5.50%	1,625	5.17%
Tampa/Orlando	1,242	3.89%	1,843	5.86%
St. Louis	1,222	3.82%	1,259	4.00%
Denver	874	2.74%	790	2.51%
Minneapolis	756	2.37%	846	2.69%
Las Vegas	1,200	3.76%	796	2.53%
Omaha	955	2.99%	872	2.77%
Indianapolis	186	0.58%	189	0.60%
All others	652	2.04%	1,339	4.26%

Total Net Operating Income	$31,954	100.0%	$31,448	100.0%

Rental Revenue. Rental revenue increased $682,000 to $48,638,000 for the three months ended September 30, 2004, from $47,956,000 for the three months ended September 30, 2003. This change was primarily a result of property acquisitions and increases in occupancy and rental rates, offset by property dispositions. Following is a table of rental revenue by market, for comparative purposes, presenting the results for the three months ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Washington D.C.	$8,933	$8,468
Southern California	8,537	7,818
Boston	7,826	7,314
Northern New Jersey	5,978	5,908
San Francisco	2,619	2,519
Chicago	3,185	3,108
Tampa/Orlando	1,883	2,400
St. Louis	2,020	1,974
Denver	1,378	1,302
Minneapolis	1,440	1,520
Las Vegas	1,492	1,074
Omaha	1,523	1,453
Indianapolis	220	229
All others	1,604	2,869

Total Rental Revenue	$48,638	$47,956

Property Operating Expenses. Property operating expenses remained relatively flat with an increase of $176,000 to $16,684,000 for the three months ended September 30, 2004, from $16,508,000 for the three months ended September 30, 2003. Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the three months ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Washington D.C.	$2,580	$2,411
Southern California	2,692	2,553
Boston	2,680	2,623
Northern New Jersey	2,123	1,773
San Francisco	709	778
Chicago	1,427	1,483
Tampa/Orlando	641	557
St. Louis	798	715
Denver	504	512
Minneapolis	684	674
Las Vegas	292	278
Omaha	568	581
Indianapolis	34	40
All others	952	1,530

Total Property Operating Expenses	$16,684	$16,508

General and Administrative Expenses. General and administrative expenses increased $962,000 to $3,026,000 for the three months ended September 30, 2004, from $2,064,000 for the three months ended September 30, 2003. This increase is primarily due to increases in incentive compensation costs, as well as higher professional fees and outside services related to Sarbanes-Oxley 404 compliance.

Depreciation and Amortization. Depreciation and amortization increased $1,947,000 to $15,975,000 for the three months ended September 30, 2004, from $14,028,000 for the three months ended September 30, 2003. This increase is primarily due to property acquisitions, net of dispositions, depreciation of capital improvements, and amortization of at-market in-place leases we recorded in accordance with SFAS No. 141. See complete description of our accounting policy regarding recognition and amortization of at-market in-place leases in Note 2 of our consolidated financial statements.

Provision for impairment of real estate assets. During the three months ended September 30, 2003, we recorded an impairment charge of $580,000 to reduce the carrying value of our 50% owned development joint venture, which is developing a residential project in Aurora, Colorado, from approximately $1,125,000 to its estimated fair value of $545,000, due to lower than anticipated values.

Interest and Other Income. Interest and other income decreased $268,000 to $567,000 for the three months ended September 30, 2004, from $835,000 for the three months ended September 30, 2003, primarily due to principal payments received on our mortgage loan receivable secured by land at Gateway Business Park in Colorado.

Loss on Early Extinguishment of Debt. During the three months ended September 30, 2004, we recorded losses on early extinguishment of debt of $1,990,000 which consisted primarily of the writeoff of unamortized original financing costs due to loan modifications and payoffs. During the three months ended September 30, 2003, in connection with various loan payoffs related to property sales, we recorded losses on early extinguishment of debt of $177,000 which consisted of the writeoff of unamortized original financing costs.

Gain (loss) on sales of real estate assets. The gain on sales of real estate assets of $743,000 during the three months ended September 30, 2004, resulted from the sale of one office property and one industrial property. The loss on sales of real estate assets of $3,449,000 during the three months ended September 30, 2003, resulted from the sale of three office properties.

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

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

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	As Reported	Discontinued Operations	Adjusted	As Reported	Discontinued Operations	Adjusted
OPERATING REVENUE
Rental revenue	$142,949	$3,169	$146,118	$126,792	$23,922	$150,714
Fees and reimbursements, including from related parties	2,618	—	2,618	2,559	—	2,559

Total operating revenue	145,567	3,169	148,736	129,351	23,922	153,273

OPERATING EXPENSES
Property operating expenses	49,505	1,034	50,539	42,503	7,324	49,827
General and administrative	9,207	—	9,207	9,605	—	9,605
Depreciation and amortization	45,988	842	46,830	37,195	5,212	42,407
Provision for impairment of real estate assets	—	—	—	2,852	—	2,852
Provision for impairment on non-real estate assets	—	—	—	3,905	—	3,905

Total operating expenses	104,700	1,876	106,576	96,060	12,536	108,596

Interest and other income	2,037	—	2,037	2,758	—	2,758
Equity in earnings of unconsolidated operating JV’s	594	—	594	478	—	478
Interest expense	(27,310)	(656)	(27,966)	(23,844)	(5,190)	(29,034)
Loss on early extinguishment of debt	(2,035)	(40)	(2,075)	—	(5,588)	(5,588)

Income before gain on sales of real estate assets, minority interest, discontinued operations and cumulative effect of change in accounting principle	14,153	597	14,750	12,683	608	13,291
Gain on sales of real estate assets	—	13,271	13,271	—	12,155	12,155

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	14,153	13,868	28,021	12,683	12,763	25,446
Minority interest (1)	(684)	—	(684)	(1,054)	—	(1,054)

Income before discontinued operations and cumulative effect of change in accounting principle	13,469	13,868	27,337	11,629	12,763	24,392
Discontinued operations	13,868	(13,868)	—	12,763	(12,763)	—

Income before cumulative effect of change in accounting principle	27,337	—	27,337	24,392	—	24,392
Cumulative effect of change in accounting principle	(912)	—	(912)	—	—	—

Net income	26,425	—	26,425	24,392	—	24,392
Preferred dividends	(11,459)	—	(11,459)	(14,669)	—	(14,669)
Dividends paid on redeemed preferred stock	(2,073)	—	(2,073)	—	—	—
(Premium)/discount and writeoff of original issuance costs on preferred stock redemption	(5,900)	—	(5,900)	254	—	254

Net income available to Common Stockholders	$6,993	$—	$6,993	$9,977	$—	$9,977

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium/discount and writeoff of original issuance costs on preferred stock redemption.

Net Operating Income, Following is a table of net operating income by market, for comparative purposes, presenting the results for the nine months ended September 30, 2004 and 2003 (in thousands). The data set forth below should be read in conjunction with “Note 15. Segment Information” in our consolidated financial statements included in Item 1.

	2004	% of Total	2003	% of Total
Washington D.C.	$20,257	21.20%	$18,165	18.01%
Southern California	17,141	17.93%	16,365	16.22%
Boston	14,494	15.16%	11,968	11.86%
Northern New Jersey	12,370	12.94%	12,454	12.35%
San Francisco	5,413	5.66%	6,023	5.97%
Chicago	5,185	5.42%	4,542	4.50%
Tampa/Orlando	3,702	3.87%	4,807	4.76%
St. Louis	3,811	3.99%	3,572	3.54%
Denver	2,376	2.49%	4,908	4.86%
Minneapolis	2,329	2.44%	2,620	2.60%
Las Vegas	2,975	3.11%	3,090	3.06%
Omaha	2,857	2.99%	2,686	2.66%
Indianapolis	579	0.61%	3,164	3.14%
All others	2,090	2.19%	6,523	6.47%

Total Net Operating Income	$95,579	100.0%	$100,887	100.0%

Rental Revenue. Rental revenue decreased $4,596,000 to $146,118,000 for the nine months ended September 30, 2004, from $150,714,000 for the nine months ended September 30, 2003. This change was primarily a result of property dispositions, offset by property acquisitions, and increases in occupancy and rental rates. Following is a table of rental revenue by market, for comparative purposes, presenting the results for the nine months ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Washington D.C.	$27,731	$24,997
Southern California	25,115	23,769
Boston	23,061	18,349
Northern New Jersey	18,824	17,984
San Francisco	7,718	8,180
Chicago	9,470	8,934
Tampa/Orlando	5,637	6,635
St. Louis	6,135	5,889
Denver	3,865	7,627
Minneapolis	4,261	4,567
Las Vegas	3,784	4,157
Omaha	4,584	4,361
Indianapolis	696	3,292
All others	5,237	11,973

Total Rental Revenue	$146,118	$150,714

Property Operating Expenses. Property operating expenses remained relatively flat with an increase of $712,000 to $50,539,000 for the nine months ended September 30, 2004, from $49,827,000 for the nine months ended September 30, 2003. Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the nine months ended September 30, 2004 and 2003 (in thousands):

	2004	2003
Washington D.C.	$7,474	$6,832
Southern California	7,974	7,404
Boston	8,567	6,381
Northern New Jersey	6,454	5,530
San Francisco	2,305	2,157
Chicago	4,285	4,392
Tampa/Orlando	1,935	1,828
St. Louis	2,324	2,317
Denver	1,489	2,719
Minneapolis	1,932	1,947
Las Vegas	809	1,067
Omaha	1,727	1,675
Indianapolis	117	128
All others	3,147	5,450

Total Operating Expenses	$50,539	$49,827

General and Administrative Expenses. General and administrative expenses decreased $398,000 to $9,207,000 for the nine months ended September 30, 2004, from $9,605,000 for the nine months ended September 30, 2003. This decrease is primarily due to reductions in staffing levels from 2003 and decreased travel expenses during the nine months ended September 30, 2004, partially offset by higher incentive compensation costs, as well as higher professional fees and outside services related to Sarbanes-Oxley 404 compliance.

Depreciation and Amortization. Depreciation and amortization increased $4,423,000 to $46,830,000 for the nine months ended September 30, 2004, from $42,407,000 for the nine months ended September 30, 003. This increase is primarily due to property acquisitions, net of dispositions, depreciation of capital improvements, and amortization of at-market in-place leases we recorded in accordance with SFAS No. 141. See complete description of our accounting policy regarding recognition and amortization of at-market in-place leases in Note 2 of our consolidated financial statements.

Provision for impairment of real estate assets. During the nine months ended September 30, 2003, we recorded a provision for impairment of approximately $2,272,000 to provide for a decrease in the carrying value of our 10% owned development joint venture which owns an office property located in San Mateo, California, to its estimated fair value of zero due to decreased leasing activity and lower than anticipated market rents. In addition, we recorded an impairment charge of $580,000 to reduce the carrying value of our 50% owned development joint venture, which is developing a residential project in Aurora, Colorado, from approximately $1,125,000 to its estimated fair value of $545,000, due to lower than anticipated values.

Provision for impairment of non-real estate assets. In the second quarter of 2003, we recorded an impairment charge of approximately $3.9 million relating to anticipated losses on the disposition of our leased aircraft which was disposed of in January 2004.

Interest and Other Income. Interest and other income decreased $721,000 to $2,037,000 for the nine months ended September 30, 2004, from $2,758,000 for the nine months ended September 30, 2003, primarily due to principal payments received on our mortgage loan receivable secured by land at Gateway Business Park in Colorado.

Interest Expense. Interest expense decreased $1,068,000 to $27,966,000 for the the nine months ended September 30, 2004, from $29,034,000 for the the nine months ended September 30, 2003. This decrease is primarily due to debt paid off in connection with property sales and refinancings, as well as decreases in variable interest rates, partially offset by new debt.

Loss on Early Extinguishment of Debt. During the nine months ended September 30, 2004, we recorded losses on early extinguishment of debt of $2,075,000 which consisted primarily of the writeoff of unamortized original financing costs in connection with various loan paydowns and payoffs and a loan modification. During the nine months ended September 30, 2003, we recorded losses on early extinguishment of debt of $5,588,000 consisting primarily of prepayment penalties, as well as the writeoff of unamortized original financing costs. The 2003 losses were included in discontinued operations as they were related to loan payoffs in connection with property sales.

Gain on sales of real estate assets. The gain on sales of real estate assets of $13,271,000 during the nine months ended September 30, 2004, resulted from the sale of three office properties and one industrial property. The gain on sales of real estate assets of $12,155,000 during the nine months ended September 30, 2003, resulted from the sale of thirteen properties, including five office, seven industrial and one multifamily.

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

Charges associated with the redemption of preferred stock. In April 2004, we redeemed approximately 3.1 million shares of our outstanding 7 3/4% Series A Convertible Preferred Stock. In connection with this redemption, we incurred charges of $2,073,000 for the final dividends paid to the redeemed preferred shareholders, as well as a charge of $5,900,000, which consisted of $3,439,000 for the non-cash writeoff of original issuance costs of the preferred shares, $2,407,000 for the premium paid to redeem the preferred shares and $54,000 in other miscellaneous costs.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2004, cash provided by operating activities was $51,477,000 as compared to $54,268,000 for the same period in 2003. This decrease is primarily due to property dispositions, offset by property acquisitions. Cash used for investing activities was $24,459,000 for the nine months ended September 30, 2004, as compared to cash provided by investing activities of $2,836,000 for the same period in 2003. This change is primarily due to higher proceeds from property sales, offset by funds used for acquisition of properties during the nine months ended September 30, 2003, as compared to higher investments in land and development, offset by principal payments on mortgage loans receivable received during the nine months ended September 30, 2004. Cash used for financing activities was $40,862,000 for the nine months ended September 30, 2004, as compared to $52,473,000 for the same period in 2003. This change is due to several factors, including a decrease in common and preferred stock dividends paid, a decrease in stock repurchases, as well as proceeds from a common stock offering, offset by costs of the preferred stock redemption and lower borrowings net of repayments.

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

Investments in Land and Development

Our investments in land and development increased from $67,493,000 at December 31, 2003, to $148,240,000 at September 30, 2004. This increase is primarily due to the consolidation of the entity known as Marina Shores, effective January 1, 2004, in accordance with FIN 46 Revised. In addition, during the nine months ended September 30, 2004, we acquired an undivided 50% tenancy in common interest in approximately 295 acres of the land at Gateway Business Park for a total purchase price of $30.7 million.

In March 2004, we gained approval for Marina Shores Village with a 6-1 vote of the Redwood City Planning Commission. The proposed mixed use, waterfront community includes approvals for the construction of 1,930 residential units, 150,000 square feet of office space and 25,000 square feet of retail space. In June 2004, the City Council unanimously approved the project with a 7-0 vote. In August 2004, a local group opposing the development qualified a referendum for the November ballot. On November 2, 2004, the referendum to ratify the city council action was defeated by 1,800 votes (54% to 46%). We are currently working with the city to determine the highest and best use for the land.

As of September 30, 2004, we had investments in the following properties under development and land held for development:

Properties Under Development
Market	Properties	Description	City	Square Footage	Economic Interest		Investment Balance ($000’s)
Denver	Gateway Office Five	Fifth office building constructed at Gateway Business Park (1-story)	Denver	62,972	50	%(1)	$824

TOTAL				62,972			$824

Land Held for Development
Market	Properties	Description	City	Proposed Sq. Footage	Economic Interest		Investment Balance ($000’s)
Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,150

	Subtotal - Boston			235,000			5,150

Denver	Gateway Business Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	5,000,000	50	%(2)	47,132	(2)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,750

	Subtotal - Denver			5,120,000			51,882

San Francisco	Marina Shores	Mixed-use waterfront community, which could include office, retail and multifamily	Redwood City		50	%(3)	81,242

	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office campus	Hayward	600,000	100%		16,497

	Subtotal - San Francisco			600,000			97,739

		Other land not currently under development	New Jersey/San Francisco				5,907

TOTAL				5,955,000			$160,678

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT AND MORTGAGE LOANS RECEIVABLE				6,017,972			$161,502

(1)	Interest in the form of mezzanine loans.
(2)	Interest in the form of a mortgage loan receivable, mezzanine loans and equity. The investment balance includes $13,262 representing the balance of the mortgage loan receivable at September 30, 2004.
(3)	Interest in the form of equity and mezzanine loans. We consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised.

We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under our development alliances, we have provided an aggregate of approximately $4.4 million in debt guarantees; however, some of the loans were not fully drawn as of September 30, 2004. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. We would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for our obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that we must make payments under one of these guarantees, our only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by us in such an event can be made at this time.

Certain of the alliances with which we conduct business have been deemed to be VIEs as defined by FIN 46 Revised, however, other than Marina Shores as discussed above, none of these VIEs are required to be consolidated as we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $87.8 million and $49.5 million, respectively, at September 30, 2004. Our maximum exposure to loss is equal to our investments in these arrangements, plus the related debt guarantees, as described above.

Investments in Unconsolidated Operating Joint Ventures

Investments in unconsolidated operating joint ventures decreased from $12,211,000 at December 31, 2003 to $12,031,000 at September 30, 2004. This decrease was primarily due to cash distributions received from the joint ventures, offset by our equity interests in the joint ventures’ earnings.

Mortgage Loans Receivable

Mortgage loans receivable decreased from $40,323,000 at December 31, 2003, to $13,262,000 at September 30, 2004. We hold a first mortgage secured by a 50% interest in 147 acres of land at Gateway Business Park in Aurora, Colorado (as noted in above table). Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. During the nine months ended September 30, 2004, the decrease in mortgage loans receivable resulted from principal and interest payments totaling approximately $28.5 million, partially offset by monthly interest accruals.

In August 2004, we acquired an undivided 50% tenancy in common interest in approximately 135 acres of the land at Gateway Business Park for a total purchase price of $13.9 million. This land had been part of the security for the above noted mortgage loan receivable. In connection with this acquisition, the 135 acres was released as security and we received an $11.8 million payment on our mortgage loan receivable which was applied first to accrued interest and then to principal.

In February 2004, we acquired an undivided 50% tenancy in common interest in approximately 160 acres of the land at Gateway Business Park for a total purchase price of $16.8 million. This land had been part of the security for the above noted mortgage loan receivable. In connection with this acquisition, the 160 acres was released as security and we received a $14.3 million payment on our mortgage loan receivable which was applied first to accrued interest and then to principal.

The borrowing entities in this loan arrangement have been deemed to be VIEs, but we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. Our maximum exposure to loss is equal to the recorded amount of our loan, including accrued interest.

Mortgage Loans and Unsecured Bank Line of Credit

At September 30, 2004, our total indebtedness included fixed-rate debt of $582,701,000 and floating-rate debt of $212,285,000, and our ratio of total debt to gross book assets was approximately 48%.

During the nine months ended September 30, 2004, mortgage loans payable increased from $649,325,000 to $699,896,000. This increase resulted from the consolidation of Marina Shore’s debt in the amount of $45,000,000 in accordance with FIN 46 Revised, $127,931,000 in new mortgage loans and $1,814,000 of draws on a construction loan, offset by $49,270,000 of paydowns on two floating-rate loans, $4,025,000 of scheduled principal amortization, $17,175,000 paid off in connection with a property sale, and $53,704,000 of other loan payoffs.

In accordance with FIN 46 Revised, we began consolidating the entity known as Marina Shores, effective January 1, 2004, as we are deemed to be the primary beneficiary as defined by FIN 46 Revised. Marina Shores has total debt of $45 million consisting of two loans, with a $30 million loan bearing interest at the fixed rate of 4.82%, and a $15 million loan bearing interest at the fixed rate of 6.82%. Both loans require monthly interest-only payments and mature on November 15, 2004. We are currently negotiating extension for these loan with the lender.

In September 2004, we paid off a fixed rate mortgage of $2.3 million which was due to mature in October 2004. As a result of the loan payoff, a 52,721 square foot office building in Lexington, Massachusetts, is now unencumbered.

In September 2004, we completed a modification of a fixed rate loan with an insurance company. We released two properties from the collateral pool and added one property, received additional loan proceeds and extended the maturity date from November 2008 to February 2009. The interest rate remains fixed at 5.905%. The two properties released from the collateral pool were a 171,359 square foot property in Eden Prairie, Minnesota, and a 79,000 square foot property in Germantown, Maryland. The Germantown, Maryland property was sold upon its release from the loan and the proceeds from this sale along with the additional loan proceeds were used to payoff a $51.4 million variable rate loan secured by a 305,110 square foot office building in Arlington, Virginia. That building was then added to the collateral pool. Excess loan proceeds were used to paydown our unsecured bank line of credit. In connection with the loan modification and payoff of the variable rate loan, we recognized a loss on early extinguishment of debt of approximately $1.9 million which consisted primarily of the writeoff of unamortized original financing costs.

In July 2004, in connection with the disposition of 90 Libbey Parkway, we made a paydown of approximately $4.9 million on a floating-rate loan which was secured by a cross-collateralized pool of six properties. This loan bears interest at the floating rate of 30-day LIBOR plus 2.00%, requires monthly interest-only payments, and has a maturity date of December 5, 2005. The interest rate on this loan at September 30, 2004, was 3.84% and it is now secured by a cross-collateralized pool of five properties. In connection with this paydown, we recognized a loss on early extinguishment of debt of approximately $40,000 which consisted of the writeoff of unamortized original financing costs.

In June 2004, we modified a mortgage loan secured by 610 West Ash, a 174,247 square foot, 19-story, Class A office building located in San Diego, California, which was acquired in the fourth quarter of 2003. We received $5 million of additional proceeds with all other loan terms remaining unchanged. The additional proceeds from this loan were used to paydown our unsecured bank line of credit.

In April 2004, we closed a new $35 million loan which is secured by three office properties located in Illinois and Iowa. The loan has a maturity date of April 1, 2005, with two one-year extension options, requires monthly interest-only payments and bears interest at the floating rate of 30-day LIBOR plus 2.00%. The interest rate on this loan at September 30, 2004, was 3.84%. The proceeds from this loan were used to payoff a $35.1 million floating rate loan which was secured by a cross-collateralized pool of seven properties, had a maturity date of December 2004, and had a floating interest rate of LIBOR plus 3.25% with a floor of 5%.

In April 2004, in connection with the acquisition of 1100 17th Street, we assumed a mortgage loan with an outstanding balance of approximately $21 million. The loan has a maturity date of July 1, 2007, and bears interest at a floating rate of 30-day LIBOR plus 1.75%, with a floor of 3.5%. The interest rate on this loan at September 30, 2004, was 3.59%.

In April 2004, we closed a $17 million loan which is secured by a cross-collateralized pool of seven properties. The loan matures in November 2008, requires monthly interest-only payments and bears interest at a floating rate of 30-day LIBOR plus 3.25%. The interest rate on this loan at September 30, 2004, was 5.09%. The proceeds from this loan were used to paydown our unsecured bank line of credit.

In February 2004, we made a paydown of approximately $9.3 million on a floating-rate loan which was secured by a cross-collateralized pool of seven properties. This loan bears interest at the floating rate of 30-day LIBOR plus 2.00%, requires monthly interest-only payments, and has a maturity date of December 5, 2005. The interest rate on this loan at September 30, 2004, was 3.84%. As a result of the paydown, one of the properties securing the loan, a 56,348 square foot office property located in Alexandria, Virginia, was released from the collateral pool. All other terms of the loan remain the same. In connection with this paydown, we recognized a loss on early extinguishment of debt of approximately $85,000 which consisted of the writeoff of unamortized original financing costs.

Outstanding borrowings under our unsecured bank line of credit increased from $89,941,000 at December 31, 2003, to $95,090,000 at September 30, 2004. The increase was due to draws totaling $178,284,000 for the Preferred Stock redemption, acquisition of properties, acquisition of land at Gateway Business Park, mortgage loan payoffs, disposition of the corporate aircraft and development advances, offset by pay downs totaling $173,135,000 generated from the proceeds of a common stock offering, paydowns received on the mortgage loan receivable, proceeds from property sales and new financings, and cash flow from operations. In March 2004, the unsecured bank line of credit was modified to extend the maturity date from September

2005 to March 2007, with one one-year extension option. The unsecured bank line of credit requires us, among other things, to be in compliance with certain financial and operating covenants. We have been in compliance during all of 2004 and remain in compliance at September 30, 2004.

In connection with a 2001 secured financing, we entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expired over a term concurrent with the secured financing, was indexed to a 30-day LIBOR rate, was for a notional amount equal to the maximum amount available on the secured financing, and capped 30-day LIBOR to a maximum of 6%. We paid a $594,000 fee at the inception of this cap agreement of which $357,000 had been charged to earnings as of March 31, 2004. The remaining $237,000 was charged to earnings in the second quarter of 2004 when the related secured financing was paid off. At September 30, 2004, we were not a party to any open interest rate protection agreements.

Some of our properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by us.

The required principal payments on our debt for the next five years and thereafter, as of September 30, 2004, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $95,090 which has an initial maturity of March 26, 2007.

Year Ending December 31,
2004	$68,628
2005	88,009
2006	86,187
2007	123,009
2008	212,732
Thereafter	216,421

Total	$794,986

Equity and Debt Offerings

In November 1997, we filed a shelf registration statement with the SEC (the “1997 Registration Statement”) which registered the issuance of up to $1.0 billion of our equity securities. The 1997 Registration Statement was declared effective on December 18, 1997. There is currently $718.3 million of capacity in equity securities remaining on the 1997 Registration Statement. In January 1999, we filed a shelf registration statement with the SEC (the “1999 Registration Statement”) which registered the issuance of up to $300 million of debt securities of Glenborough Properties, L.P, which may be guaranteed by us. The 1999 Registration Statement was declared effective by the SEC on January 25, 1999. There is currently $300 million of capacity of debt securities remaining on the 1999 Registration Statement.

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

Stock Repurchases

In 1999, our Board of Directors authorized the repurchase of up to 6.2 million shares of our outstanding Common Stock. This represented approximately 20% of our total outstanding Common Stock. In December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of September 30, 2004, 6,394,816 common shares have been repurchased at an average price per share of $16.60 and a total cost of approximately $106.8 million; this represents approximately 78% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, we announced that our Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of September 30, 2004, 1,543,700 preferred shares have been repurchased at an average price per share of $15.72 and a total cost of approximately $24.2 million; this represents approximately 45% of the expanded repurchase authorization and approximately 13% of Preferred Stock outstanding when the repurchase program began. No repurchases of Common Stock or Preferred Stock (excluding the redemption discussed above) were made during the quarter ended September 30, 2004. Future stock repurchases will be made from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

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

Our status as a real estate investment trust

We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code. A real estate investment trust generally is not subject to federal income tax on that portion of its real estate investment trust taxable income that is distributed to its stockholders, provided that at least 90% of real estate investment trust taxable income is distributed and other requirements are met. We believe that we have complied with all requirements to qualify as a REIT for the nine months ended September 30, 2004 and 2003. Accordingly, no provision for income taxes is included in our consolidated financial statements.

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

Funds from Operations

Funds from operations is a non-GAAP measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to funds from operations is net income (loss). Although the National Association of Real Estate Investment Trusts (“NAREIT”) has published a definition of funds from operations, modifications to the NAREIT calculation of funds from operations are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business. Funds from operations, as defined by NAREIT, is presented by us as a supplemental financial measure. Funds from operations is not used by us as, nor should it be considered to be, an alternative to net income (loss) computed under GAAP, as an indicator of our operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of our ability to fund our cash needs.

Funds from operations is not meant to represent a comprehensive system of financial reporting and does not present, nor do we intend it to present, a complete picture of our financial condition and operating performance. We believe that net income (loss) computed under GAAP remains the primary measure of performance and that funds from operations is only meaningful when it is used in conjunction with net income (loss) computed under GAAP. Further, we believe that our consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and our operating performance.

NAREIT’s funds from operations measure adjusts net income (loss) computed under GAAP to exclude historical cost depreciation and gains and losses from the sales of previously depreciated properties. We agree that these two NAREIT adjustments are useful to investors for the following reasons:

(a)    historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of funds from operations reflects the fact that real estate values, as an asset class, generally fluctuate over time to reflect market conditions.

(b)    REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of funds from operations, of gains and losses from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activities and assists in comparing those operating results between periods.

At the same time that NAREIT created and defined its funds from operations concept for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe that financial analysts, potential investors and shareholders who review our operating results are best served by the NAREIT defined funds from operations measure used together with, but not as a substitute for, net income (loss) computed under GAAP and cash from operating activities computed under GAAP.

Investors’ analyses of the performance of real estate companies tend to be centered on understanding the asset value created by real estate investment decisions and understanding current operating returns that are being generated by those same investment decisions. The adjustments to net income (loss) computed under GAAP that are included in arriving at the NAREIT defined funds from operations measure are helpful to management in making real estate investment decisions and evaluating our current operating performance. We believe that these adjustments are also helpful to industry analysts, potential investors and shareholders in their understanding and evaluation of our performance on the key measures of valuation and current operating returns generated on real estate investments.

While we believe that the NAREIT defined funds from operations measure is an important supplemental measure, it should not be used alone because it excludes significant economic components of net income (loss) computed under GAAP and is, therefore, limited as an analytical tool. Some of these limitations are:

•	Depreciation and amortization of real estate assets are economic costs that are excluded from funds from operations. Funds from operations is limited as it does not reflect the cash requirements that may be necessary for future replacements of the real estate assets. Further, the amortization of capital expenditures and leasing costs necessary to maintain the operating performance of real estate properties are not reflected in funds from operations.

•	Gains or losses from property dispositions, if any, represent changes in the value of the disposed properties. Funds from operations, by excluding these gains and losses, does not capture realized changes in the value of disposed properties arising from changes in market conditions.

We compensate for these limitations by using our funds from operations measure only in conjunction with net income (loss) computed under GAAP. To further compensate, we reconcile the funds from operations measure to net income (loss) computed under GAAP in our financial reports. Additionally, we provide investors with our complete financial statements prepared under GAAP, our definition of funds from operations which includes a discussion of the limitations of using the non-GAAP measure and a reconciliation of our GAAP measure (net income (loss)) to our non-GAAP measure so that investors can appropriately incorporate the measure and its limitations into their analyses.

The following table sets forth our reconciliation of net income to funds from operations (FFO) for the three and nine months ended September 30, 2004 and 2003 (in thousands, except weighted average shares and per share amounts):

	Three Months Ended		Nine Months Ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Net income	$3,719	$3,533	$26,425	$24,392
Cumulative effect of change in accounting principle	—	—	912	—
Real estate depreciation and amortization, net of minority interest (1)	14,254	12,338	41,729	37,317
Preferred dividends	(3,318)	(4,889)	(11,459)	(14,669)
Dividends paid on redeemed preferred stock	—	—	(2,073)	—
(Premium)/discount and writeoff of original issuance costs on preferred stock redemption	9	237	(5,900)	254
(Gain) loss on sale from discontinued operations, net of minority interest	(677)	3,112	(12,091)	(10,967)
Adjustment to reflect FFO of unconsolidated operating joint ventures (2)	178	101	536	326
Adjustment to reflect FFO of minority interest (3)	1,354	1,526	3,576	3,908

FFO available to Common Shareholders	$15,519	$15,958	$41,655	$40,561

(1)	Excludes non-real estate depreciation and amortization.
(2)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(3)	Represents the minority interest holders’ share of real estate depreciation and amortization and gain/loss on sales from discontinued operations.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	Our belief that certain claims and lawsuits which have arisen against us in our normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

•	Our intention to continue our policy of paying quarterly distributions;

•	Our expectation to meet our short-term liquidity requirements generally through our working capital, our unsecured bank line of credit and cash generated by operations;

•	Our belief that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term;

•	Our statements regarding potential future development and negotiations with city agencies related to highest and best use of development property;

•	Our expectation to continue our policy of managing our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent possible;

•	Our expectation to make future stock repurchases from time to time in the open market or otherwise depending on market conditions and other factors;

•	Our belief that certain provisions of our lease documents may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation;

•	Our statement that lease rollover will affect our rental revenues with changes in portfolio occupancy and changes in rental rates upon lease renewal;

•	Our belief that the changes in market interest rates obtainable on our secured and unsecured borrowings will not have a material impact on the performance or fair value of our mortgage loans receivable; and

•	Our statements that we may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant.

All forward-looking statements included in this document are based on information available to us on the date hereof. It is important to note that our actual results could differ materially from those stated or implied in such forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	market fluctuations in rental rates, concessions and occupancy;

•	reduced demand for office space;

•	defaults or non-renewal of leases by customers;

•	availability and creditworthiness of prospective tenants and our ability to execute lease deals with them;

•	an interpretation of lease provisions differing from ours prevails in a dispute regarding recovery of expenses;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	difficulties in identifying properties to acquire and in effecting acquisitions;

•	our failure to successfully integrate acquired properties and operations;

•	the unpredictability of both the frequency and final outcome of litigation;

•	the unpredictability of changes in accounting rules;

•	failure of market conditions and occupancy levels to improve in certain geographic areas;

•	continuing threat of terrorist attacks;

•	unanticipated difficulties with joint venture partners; and

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities).

The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2003. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

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

It is our policy to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, we have also entered into several variable rate debt arrangements. Approximately 27% at September 30, 2004, and 35% at December 31, 2003, of our outstanding debt, including amounts borrowed under our unsecured bank line of credit, were subject to variable rates. The average interest rate on our debt increased from 4.91% at December 31, 2003, to 5.19% at September 30, 2004. We review interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. We do not have any other material market-sensitive financial instruments. It is not our policy to engage in hedging activities for speculative or trading purposes.

We may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we are entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we make payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At September 30, 2004, we were not a party to any forward interest rate or similar agreements.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands)
Secured Fixed	$68,411	$7,634	$85,318	$9,185	$195,732	$216,421	$582,701	$590,746

Average interest rate	4.96%	5.98%	6.71%	6.12%	5.52%	5.72%	5.72%

Secured Variable	$217	$80,375	$869	$18,734	$17,000	$—	$117,195	$117,195

Average interest rate	3.59%	3.91%	3.59%	3.59%	5.09%	—	4.03%

Unsecured Variable	$—	$—	$—	$95,090	$—	$—	$95,090	$95,090

Average interest rate	—	—	—	3.37%	—	—	3.37%

A change of  1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $265,000, based upon the balances outstanding on variable rate instruments at September 30, 2004.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in this report. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference to this item.

(b)	Reports on Form 8-K:

On July 27, 2004, we furnished a report on Form 8-K with respect to our press release, announcing results of operations for the quarter ended June 30, 2004 (not incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

	By:	Glenborough Realty Trust Incorporated,

Date: November 8, 2004		/s/ Andrew Batinovich
Andrew Batinovich
Director, President and
Chief Executive Officer

Date: November 8, 2004		/s/ Stephen Saul
Stephen Saul
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2004		/s/ Brian Peay
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