Form 10-K
period 2004-12-31
GLENBOROUGH REALTY TRUST INC
filed 2005-03-16
CIK 929454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $552,000,000. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 2, 2005, 36,047,459 shares of Common Stock ($.001 par value) and 3,740,385 shares of 7 3/4% Series A Convertible Preferred Stock ($.001 par value, $25 per share liquidation value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Portions of the Registrant’s definitive proxy statement to be issued in conjunction with the Registrant’s annual stockholder’s meeting to be held on May 4, 2005.

Item 1. Business

Company Profile

Glenborough Realty Trust Incorporated is a self-administered Real Estate Investment Trust (REIT) with a nationwide portfolio of 62 primarily office properties, including 4 operating joint ventures, as of December 31, 2004. We focus on owning and managing high-quality, multi-tenant office properties with strong demand attributes located in supply constrained locations within large diverse markets. Our portfolio encompasses approximately 11 million square feet with the largest concentrations in the following markets: Washington D.C., Southern California, Boston, Northern New Jersey and San Francisco.

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

Portfolio Management

We are a full-service real estate organization and we perform all property management, leasing, construction supervision, accounting, finance, acquisition and disposition activities for our portfolio with a staff of approximately 110 employees. We are managed by the following five executive officers who have experience in the real estate industry ranging from 16 to 33 years:

•	Andrew Batinovich, President and Chief Executive Officer

•	Michael Steele, Executive Vice President and Chief Operating Officer

•	Stephen Saul, Executive Vice President and Chief Financial Officer

•	Sandra Boyle, Executive Vice President, Project Management

•	Brian Peay, Senior Vice President, Finance and Accounting

We perform all portfolio management activities, including on-site property management, lease negotiations and construction supervision of tenant improvements, property renovations and capital expenditures. We directly manage these activities from 18 management offices located throughout our portfolio. All of our management offices are networked with our corporate office and have access to our accounting and lease management system, the Internet and our email system.

Our Strategy

High Quality – High Demand Portfolio

Our definition of a high quality multi-tenant office building is one that includes certain supply and demand characteristics. On the supply side, we concentrate on supply constrained markets with significant barriers to entry. These barriers may include a lack of land for future development or restrictive zoning like height restrictions or floor area ratio restrictions. They may have a political climate where additional developments are discouraged. Furthermore, we seek to buy assets within these markets at below replacement cost and below replacement rent. On the demand side, these assets are located in large dynamic markets, preferably 24-hour cities or sub-cities. The specific locations within these markets must have transportation advantages like train stations, freeway off-ramps or high visibility intersections. These locations have the advantages of nearby demand generators like executive and worker housing or mega employers like the federal government, a large university or other dominant employer.

Geographic and Tenant Diversification

The benefit of a national real estate portfolio without undue geographic concentration protects us from local and regional economic weakness. Although our headquarters are in the San Francisco Bay Area, only 5.6% of our total net operating income, or NOI (defined as rental revenue less property operating expenses, including discontinued operations), comes from this region. Similarly, tenant diversification is just as important. Other than the federal government which represents approximately 4.6%, our next largest tenant makes up less than 1.5% of our total revenues. With approximately 865 tenants (including joint ventures), our investors are protected from an over concentration on any one tenant or industry.

Conservative Capital Structure

One of our key goals is to maintain strong financial ratios with a conservative capital structure. As of December 31, 2004, our ratio of debt to gross book value was approximately 44%. This low leverage allows us to maintain strong coverage ratios. Furthermore, our overall cost of debt is low and the majority of our debt is at fixed rates of interest. As of December 31, 2004, floating rate debt as a percentage of all debt had decreased to 19% from 35% at the end of 2003. Our goal is to maintain financial flexibility through each business cycle. Achieving and conserving sufficient liquidity to take advantage of opportunities is a key focus.

Competition

For Tenants

Our properties compete for tenants with similar properties located in their markets. We believe that characteristics influencing the competitiveness of a real estate project include the geographic location of the property, the professionalism of the property manager, the maintenance and appearance of the property and rental rates, in addition to external factors such as general economic circumstances, trends, and the existence of new competing properties in the area in which our properties are located.

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

Code of Ethics

We have adopted a code of business conduct and ethics, or Code of Conduct, as well as corporate governance guidelines. The Code of Conduct has been designed to qualify as a “code of ethics” within the meaning of Section

406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The Code of Conduct is available on our website (www.glenborough.com), as is our corporate governance guidelines document. To the extent required by law, any amendments to, or waivers from, any provision of the Code of Conduct will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

Item 2. Properties

Our Portfolio

Our 62 properties, including properties owned through joint ventures, consist primarily of high-quality, multi-tenant office properties concentrated in the following five markets: Washington D.C., Southern California, Boston, Northern New Jersey and San Francisco. Approximately 72% of our total net operating income comes from these markets.

The following table sets forth the market, location, year built, square footage, average occupancy, total effective annual base rent and average effective base rent per leased square foot of our properties for the year ended December 31, 2004:

Market/Property	Location	Year Built	Square Footage	Average Occupancy	Total Effective Annual Base Rent ($000s) (1)	Average Effective Base Rent per Leased Square Foot (2)
WASHINGTON D.C.
1100 17th Street	Washington D.C.	1963	143,351	99%	$4,019	$28.26
1525 Wilson	Arlington, VA	1987	305,110	88%	7,411	27.70
Quincy Crossing	Arlington, VA	2002	109,821	85%	3,058	32.75
700 South Washington	Alexandria, VA	1989	56,348	91%	1,534	29.91
King Street Station II	Alexandria, VA	1988	131,681	90%	3,528	29.72
2000 Corporate Ridge (10% JV)	McLean, VA	1985	255,980	100%	6,331	24.73
Montgomery Executive Center	Gaithersburg, MD	1983	116,508	96%	2,550	22.74
Rockwall I and II (3)	Rockville, MD	1977	342,739	89%	8,105	26.52

Subtotal/Weighted Average			1,461,538	92%	$36,536	$27.13

SOUTHERN CALIFORNIA
First Financial Plaza	Encino	1986	222,535	93%	$5,443	$26.43
Centerstone Plaza	Irvine	1989	157,579	98%	4,524	29.37
Newport Plaza	Newport Beach	2000	107,473	100%	3,175	29.55
610 West Ash	San Diego	1986	177,490	82%	3,877	26.73
Aventine	San Diego	1990	239,997	96%	7,782	33.67
Tierrasanta Research Park	San Diego	1985	104,234	100%	1,377	13.21

Subtotal/Weighted Average			1,009,308	94%	$26,178	$27.62

BOSTON
99 Summer Street	Boston	1987	272,614	97%	$8,979	$34.07
Hartwood Building	Lexington	1985	52,721	100%	1,134	21.51
313 Boston Post Road	Marlborough	1985	75,277	77%	1,193	20.59
Marlborough Corporate Place	Marlborough	1986	570,421	97%	11,089	19.99
Westford Corporate Center	Westford	1986	164,829	55%	1,516	16.86
Flanders Research Park	Westborough	1980	105,500	80%	863	10.16

Subtotal/Weighted Average			1,241,362	89%	$24,774	$22.44

continued

Market/Property	Location	Year Built	Square Footage	Average Occupancy	Total Effective Annual Base Rent ($000s) (1)	Average Effective Base Rent per Leased Square Foot (2)
NORTHERN NEW JERSEY
Fox Hollow Business Qtrs I	Branchburg	1987	42,600	100%	$515	$12.08
CenterPointe at Bridgewater	Bridgewater	1998	326,640	96%	6,583	21.01
Frontier Executive Quarters	Bridgewater	1981	264,879	100%	4,735	17.87
Fairfield Business Quarters	Fairfield	1979	42,792	96%	494	12.03
Vreeland Business Center	Florham Park	1985	133,090	100%	799	6.00
Gatehall I	Parsipanny	1983	113,469	81%	1,994	21.83
25 Independence	Warren	1989	106,879	87%	2,562	27.45
Cottontail Distribution Center	Franklin Township	1989	229,352	93%	1,347	6.34

Subtotal/Weighted Average			1,259,701	95%	$19,029	$15.96

SAN FRANCISCO
Creekside Business Park	Dublin	1998	171,077	91%	$2,569	$16.59
Rincon Center (10% JV)	San Francisco	1988	741,103	97%	18,779	26.20
101 Ellsworth (10% JV)	San Francisco	2002	86,115	42%	1,755	48.43
400 South El Camino	San Mateo	1973	145,903	93%	4,068	29.91
Rollins Road	Burlingame	1950	255,185	97%	1,988	8.00

Subtotal/Weighted Average			1,399,383	92%	$29,159	$22.56

CHICAGO
Oak Brook International Center	Oak Brook	1975	98,431	99%	$1,916	$19.71
Oakbrook Terrace Corp Ctr III	Oakbrook Terrace	1991	232,052	62%	1,785	12.47
Columbia Centre II	Rosemont	1988	150,133	92%	2,441	17.70
Embassy Plaza	Schaumburg	1986	140,744	94%	1,914	14.40
Navistar - Chicago	Chicago	1969	474,426	100%	1,131	2.38

Subtotal/Weighted Average			1,095,786	90%	$9,187	$9.32

ST. LOUIS
University Club Tower	St. Louis	1975	272,376	91%	$4,294	$17.37
Woodlands Plaza	St. Louis	1983	81,853	88%	1,265	17.66
Woodlands Tech	St. Louis	1986	98,037	99%	975	10.03

Subtotal/Weighted Average			452,266	92%	$6,534	$15.70

TAMPA/ORLANDO
Grand Regency Business Center	Brandon	1998	48,551	100%	$758	$15.60
Park Place	Clearwater	1985	165,773	89%	2,564	17.48
University Center	Tampa	1996/2002	145,333	50%	785	10.86
Oakview Center	Temple Terrace	1997	79,393	100%	1,178	14.83
Lake Point Business Park	Orlando	1985	134,320	96%	1,436	11.13

Subtotal/Weighted Average			573,370	83%	$6,721	$14.12

DENVER
Gateway Park	Aurora	1997-2004	302,520	98%	$5,200	$17.52
Northglenn Business Center	Northglenn	1997	65,000	0%	—	—
Westminster Center	Westminster	2002	65,707	100%	445	6.78
Gateway Office Park Retail (50% JV)	Denver	2001	12,000	100%	221	18.42

Subtotal/Weighted Average			445,227	84%	$5,866	$15.66

continued

Market/Property	Location	Year Built	Square Footage	Average Occupancy	Total Effective Annual Base Rent ($000s) (1)	Average Effective Base Rent per Leased Square Foot (2)
MINNEAPOLIS
Riverview Office Tower	Bloomington	1973	227,129	85%	$2,155	$11.16
Bryant Lake	Eden Prairie	1984	171,359	89%	1,146	7.47

Subtotal/Weighted Average			398,488	87%	$3,301	$9.53

ALL OTHERS
Capitol Center	Des Moines, IA	1983	165,127	88%	$1,849	$12.76
Citibank Office Park	Las Vegas, NV	1987	148,343	87%	2,722	21.00
Palms Bus. Center IV & North	Las Vegas, NV	1988	129,501	91%	1,305	11.05
Leawood Office Building	Leawood, KS	1981	92,787	79%	1,212	16.44
Thousand Oaks	Memphis, TN	1988	420,177	44%	2,734	14.93
Valley Forge Corporate Center	Norristown, PA	1984	118,380	100%	1,954	16.51
One Pacific Place	Omaha, NE	1988	128,392	99%	2,198	17.34
Osram Building	Westfield, IN	1990	45,265	100%	541	11.96
Park 100 Industrial	Indianapolis, IN	1981	102,400	100%	327	3.19
J.I. Case - Kansas City	Kansas City, KS	1951	199,750	100%	459	2.30

Subtotal/Weighted Average			1,550,122	80%	$15,301	$12.32

TOTAL			10,886,551	89%	$182,586	$18.78

(1)	Total effective annual base rent represents total base rent, excluding straight-line rents and concessions, recognized during the year ended December 31, 2004. These amounts have been annualized for properties acquired during 2004.
(2)	Average effective base rent per leased square foot represents total effective annual base rent as computed above, divided by average occupancy in square feet during the year ended December 31, 2004.
(3)	Property was held for sale as of December 31, 2004, with all related revenue and expenses presented as discontinued operations in the accompanying consolidated statements of income.

Acquisition and Disposition Activity

During the year ended December 31, 2004, we acquired three office properties for a total purchase price of approximately $52 million and sold five non-core properties for a total consideration of approximately $52 million. One of our key strategic goals is to improve the quality, location, size and future growth potential of our assets through active portfolio management.

The following table summarizes our acquisition activity during 2004:

Property	Market	Date of Purchase	Square Footage	Purchase Price ($000’s)
1100 17th Street	Washington D.C.	04/01/04	143,351	$37,500
Three Gateway Center(1)	Denver	08/17/04	79,966	8,500
University Business Center IV(2)	Tampa/Florida	12/28/04	48,403	6,378

Total			271,720	$52,378

(1)	Three Gateway Center is the fourth office building acquired by us at Gateway Business Park in Aurora, Colorado, which increased our presence in the business park to 302,520 total square feet.
(2)	University Business Center IV is the third building acquired by us in the University Business Center in Tampa, Florida, which increased our presence in this center to 145,333 total square feet.

The following table summarizes our disposition activity during 2004:

Property	Type	Location	Date of Sale	Square Footage	Sales Price ($000’s)
Valley Forge VI	Office	Pennsylvania	01/13/04	30,000	$1,100
Cameron Run	Office	Washington D.C.	06/16/04	143,707	29,925
90 Libbey Parkway	Industrial	Boston	07/29/04	79,825	3,900
Germantown	Office	Washington D.C.	08/12/04	79,480	9,600
Canton Business Center	Office	Boston	10/04/04	79,565	7,500

Total				412,577	$52,025

In connection with the above dispositions, we recognized a total net gain on sale of approximately $14.4 million.

Tenants

As of December 31, 2004, we had approximately 865 tenants (including joint ventures). Our properties are leased to government services and local and national companies engaged in a variety of businesses including financial services, health care, insurance and real estate.

Our office leases generally require the tenant to reimburse us for increases in building operating costs over a base amount. Our few remaining industrial leases are typically “triple net” leases which require tenants to pay their pro rata share of operating costs, common area maintenance, property taxes, insurance and non-structural repairs. Certain of the leases provide for rent increases that are either fixed or based on a consumer price index.

Other than the United States government, which represented approximately 4.6%, no other tenant represented more than 1.5% of our total revenues (including discontinued operations) for the year ended December 31, 2004. The following table represents our ten largest tenants as of December 31, 2004, ranked by annualized rent:

Tenant Name	Number of Leases	Weighted Avg Lease Expiration	Square Footage	Total Effective Annual Base Rent ($000’s)	Rent as a % of total revenues(1)
General Services Administration	17	10/25/07	327,785	$9,095	4.57%
Concord Communications, Inc.	2	08/31/07	142,402	2,900	1.46%
Phillips-Van Heusen Corp.	1	07/31/07	153,286	2,836	1.42%
United States Postal Service	3	04/08/12	115,166	1,569	0.79%
Ortho-McNeil Pharmaceutical	1	03/31/08	50,960	1,467	0.74%
Saint Joseph Hospital	1	06/15/06	31,632	1,338	0.67%
Thomas & Betts Corporation	1	01/01/07	71,028	1,332	0.67%
Verizon Communications Inc.	1	05/31/07	72,880	1,275	0.64%
AIG Claim Services, Inc.	1	03/31/09	40,550	1,196	0.60%
Employers Insurance of Wausau	1	08/31/07	79,393	1,189	0.60%

	29	03/05/08	1,085,082	24,197	12.15%

(1)	Rent as a % of total revenues represents total effective annual base rent as computed above, divided by total revenues, including interest and other income, equity in earnings of unconsolidated operating joint ventures and revenue in discontinued operations, for the year ended December 31, 2004.

Lease Expirations

The following table represents the total contractual lease expirations, by market, for our properties (excluding joint ventures) as of December 31, 2004:

Annual Base Rent Expiring(1)	2005(2)	2006	2007	2008	2009	2010 and thereafter	Total
Washington D.C.	$5,367,218	$1,376,817	$2,911,326	$2,484,921	$6,557,218	$12,778,236	$31,475,736
Southern California	2,567,521	4,840,386	6,214,546	5,238,544	5,005,169	5,262,969	29,129,135
Boston	3,794,546	864,647	5,536,003	5,579,732	3,549,957	6,341,733	25,666,618
Northern New Jersey	1,686,863	2,210,911	4,212,642	3,575,042	1,218,740	5,129,316	18,033,515
Chicago	3,113,760	945,406	1,476,480	879,247	573,810	2,562,142	9,550,844
Tampa/Orlando	361,824	862,533	3,069,787	957,186	311,338	1,746,582	7,309,250
St. Louis	1,125,356	1,877,605	698,703	1,132,721	542,621	1,633,590	7,010,596
Denver	330,439	407,552	1,363,573	1,209,232	1,921,059	1,096,165	6,328,020
San Francisco	291,419	471,154	1,363,365	335,060	301,445	3,350,008	6,112,451
Minneapolis	398,846	252,934	988,112	1,116,926	574,990	329,844	3,661,652
Other	3,339,107	1,618,738	2,711,455	1,125,549	2,426,625	5,506,779	16,728,253

Total	$22,376,899	$15,728,683	$30,545,992	$23,634,160	$22,982,972	$45,737,364	$161,006,066

Percentage of total annual rent(3)	13.9%	9.8%	18.9%	14.7%	14.3%	28.4%	100.0%

Annual Square Footage Expiring(4)	2005(2)	2006	2007	2008	2009	2010 and thereafter	Total
Washington D.C.	206,597	50,863	122,832	88,026	203,949	342,003	1,014,270
Southern California	85,044	151,847	208,598	203,204	156,718	155,253	960,664
Boston	216,176	23,163	256,794	189,708	134,423	236,719	1,056,983
Northern New Jersey	60,937	184,760	234,862	146,569	51,078	209,577	887,783
Chicago	170,584	52,703	101,438	50,151	41,929	153,053	569,858
Tampa/Orlando	16,906	68,263	180,082	49,985	24,264	89,251	428,751
St. Louis	71,189	104,122	40,324	67,244	32,654	99,064	414,597
Denver	15,932	18,286	108,186	67,629	96,665	59,373	366,071
San Francisco	8,759	12,045	48,145	34,109	8,677	110,351	222,086
Minneapolis	31,495	25,158	97,087	116,991	59,029	32,495	362,255
Other	215,328	92,382	140,070	66,114	128,136	325,751	967,781

Total	1,098,947	783,592	1,538,418	1,079,730	937,522	1,812,890	7,251,099

Percentage of total square footage	15.2%	10.8%	21.2%	14.9%	12.9%	25.0%	100.0%

Number of leases(5)	172	151	132	134	108	149	846
Percentage of total number of leases	20.3%	17.8%	15.6%	15.8%	12.8%	17.6%	100.0%

(1)	This figure is based on square footage leased as of December 31, 2004, and incorporates contractual rent increases arising after 2004.
(2)	Includes leases that have initial terms of less than one year.
(3)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).
(4)	This figure is based on square footage leased (which excludes vacant and amenity space), which accounts for the difference between this figure and “Square Footage” on prior pages (which includes vacant and amenity space).
(5)	Excluding leases at joint venture properties.

Item 3. Legal Proceedings

Certain claims and lawsuits have arisen against us in our normal course of business. We expect that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders in the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Stock and Preferred Stock and Related Stockholder Matters

(a) Market Information

Our Common Stock ($0.001 par value) is traded on the NYSE under the symbol “GLB” and our 7 3/4% Series A Convertible Preferred Stock ($0.001 par value, $25.00 per share liquidation value) is traded on the NYSE under the symbol “GLB Pr A”. On December 31, 2004, the closing price of our Common Stock was $21.28 and the closing price of our Preferred Stock was $25.40. On March 2, 2005, the last reported sales price per share of our Common Stock was $19.90 and the last reported sale price of our Preferred Stock was $25.89. The following table sets forth the high and low closing prices per share of our Common Stock and Preferred Stock for the periods indicated, as reported on the NYSE composite tape.

	Common Stock		Preferred Stock
Quarterly Period	High	Low	High	Low
2003
First Quarter	$18.23	$15.10	$22.25	$21.10
Second Quarter	19.89	15.63	24.75	21.55
Third Quarter	20.80	18.10	24.40	22.90
Fourth Quarter	20.23	18.90	24.90	23.86
2004
First Quarter	$22.54	$18.70	$25.85	$24.76
Second Quarter	22.34	17.80	25.56	23.85
Third Quarter	21.01	17.88	25.44	24.03
Fourth Quarter	22.57	20.39	25.76	25.00
2005
First Quarter(1)	$20.66	$19.05	$25.95	$25.28

(1)	High and low stock closing prices through March 2, 2005.

Holders

As of March 2, 2005, the approximate number of holders of record of the shares of our Common Stock was 3,860 and the approximate number of holders of record of the shares of our Preferred Stock was 35.

Distributions

Since we elected to qualify as a REIT in 1996, we have paid regular quarterly distributions to holders of our Common and Preferred Stock. During the years ended December 31, 2003 and 2004, we declared the following quarterly distributions:

	Common Stock		Preferred Stock
Quarterly Period	Distributions Per share	Total Distributions	Distributions Per share	Total Distributions
2003
First Quarter	$0.43	$11,950,703	$0.48	$4,888,700
Second Quarter	$0.43	$11,953,426	$0.48	$4,888,700
Third Quarter	$0.35	$9,712,968	$0.48	$4,822,583
Fourth Quarter	$0.35	$9,746,617	$0.48	$4,822,583
2004
First Quarter	$0.35	$11,164,059	$0.48	$4,822,583
Second Quarter	$0.35	$11,173,501	$0.48	$3,886,524
Third Quarter	$0.35	$11,179,277	$0.48	$3,318,126
Fourth Quarter	$0.35	$12,611,594	$0.48	$3,318,126

Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income. Our future distributions will be at the discretion of our Board of Directors and will depend upon our actual Funds from Operations (as defined beginning on page 12), our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. We intend to continue our policy of paying quarterly distributions, but we cannot assure you that distributions will continue or be paid at any specific level.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under plans (excluding securities listed in column A)
Equity compensation plans approved by security holders	2,766,034	$22.88	259,153

Equity compensation plans not approved by security holders	0	N/A	0

Item 6. Selected Financial Data

Set forth below is selected financial data. Consolidated balance sheet and operating data is presented as of and for each of the five years ended December 31, 2004 (dollars in thousands).

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, included in Item 15. “Exhibits, Financial Statements, Schedules and Reports on Form 8-K.”

	2004	2003	2002	2001	2000
Operating Data:
Rental revenue	$179,260	$162,854	$139,636	$131,280	$199,265
Fees and reimbursements, including from related parties	4,047	3,616	3,672	6,628	3,713
Total operating revenue	183,307	166,470	143,308	137,908	202,978
Property operating expenses	63,679	55,714	44,313	40,779	70,930
General and administrative	11,582	12,370	11,685	10,961	13,408
Depreciation and amortization	58,952	50,145	37,873	33,412	49,077
Provision for impairment of real estate assets	3,752	2,852	—	—	4,800
Total operating expenses	137,965	121,081	93,871	85,152	138,215
Interest and other income	2,598	3,566	5,389	5,389	8,179
Interest expense	33,742	29,988	24,739	23,938	53,498
Loss on early extinguishment of debt	2,035	294	9,998	1,539	7,910
Provision for impairment of non-real estate assets	—	5,746	—	—	4,404
Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	12,968	13,531	20,418	32,914	8,198
Discontinued operations	15,984	17,224	2,363	13,706	31,345
Net income	27,575	29,654	22,490	43,875	36,236
Net income available to common stockholders	4,825	10,417	2,926	24,311	27,858
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.29)	$(0.18)	$0.03	$0.44	$0.30
Income (loss) available to Common Stockholders	0.15	0.38	0.11	0.90	0.95
Diluted income (loss) per share(1):
Income (loss) from continuing operations	$(0.29)	$(0.18)	$0.03	$0.44	$0.30
Income (loss) available to Common Stockholders	0.15	0.38	0.10	0.89	0.60
Distributions(2)	1.40	1.56	1.72	1.69	1.68

	2004	2003	2002	2001	2000
Balance Sheet Data:
Rental properties, gross(5)	$1,430,732	$1,402,183	$1,433,536	$1,338,022	$1,207,431
Accumulated depreciation(5)	(228,145)	(188,721)	(185,016)	(146,198)	(115,061)

Rental properties, net(5)	1,202,587	1,213,462	1,248,520	1,191,824	1,092,370
Investments in development	147,435	67,493	78,529	98,105	86,286
Investments in operating joint ventures	12,014	12,211	7,822	7,076	8,106
Mortgage loans receivable	12,872	40,323	41,813	39,061	37,250
Total assets	1,433,101	1,405,239	1,434,551	1,387,314	1,368,934
Total debt(5)	719,390	739,266	734,917	653,014	606,677
Stockholders’ equity	643,327	591,845	631,558	664,009	685,580

Other Data:
Cash flow provided by (used for):
Operating activities	67,359	73,550	89,126	79,719	86,054
Investing activities	(32,605)	(24,231)	(95,598)	(74,372)	356,325
Financing activities	(48,778)	(35,600)	7,335	(103,132)	(346,666)
FFO available to Common Stockholders(3)	53,781	54,964	48,548	72,784	71,390
Debt to total market capitalization(4)	41.8%	46.1%	47.8%	43.9%	43.9%

(1)	Diluted amounts include the effects of all classes of securities outstanding at year-end, including units of Operating Partnership interests and options to purchase our stock.
(2)	Historical distributions per common share for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 consist of distributions declared for the periods then ended.
(3)	Funds from Operations, or FFO, as defined and calculated on the following pages.
(4)	Debt to total market capitalization is calculated as total debt at period end divided by total debt plus the market value of our outstanding common stock and convertible Operating Partnership units (based upon the closing prices of the common stock in the table below) plus the liquidation value of our outstanding preferred stock based on the liquidation preference per share of $25.00 for all periods presented.

December 31,	Price Per Share of Common Stock
2004	$21.28
2003	19.95
2002	17.82
2001	19.40
2000	17.38

(5)	Including amounts for properties classified as held for sale.

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

Funds from operations is not meant to represent a comprehensive system of financial reporting and does not present, nor do we intend it to present, a complete picture of our financial condition and operating performance. We believe that net income (loss) computed under GAAP remains the primary measure of operating performance and that funds from operations is only meaningful when it is used in conjunction with net income (loss) computed under GAAP. Further, we believe that our consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and our operating performance.

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

The following table sets forth our reconciliation of net income to funds from operations (FFO) for each of the five years ended December 31, 2004 (in thousands, except weighted average shares and per share amounts):

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Net Income	$27,575	$29,654	$22,490	$43,875	$36,236
Cumulative effect of change in accounting principle	912	—	—	—	—
Real estate depreciation and amortization, net of minority interest(1)	55,926	51,629	46,256	41,868	52,323
Preferred dividends	(14,777)	(19,491)	(19,564)	(19,564)	(20,713)
Dividends paid on redeemed preferred stock	(2,073)	—	—	—	—
(Premium)/discount and writeoff of original issuance costs on preferred stock redemption	(5,900)	254	—	—	—
Net gain on sale from discontinued operations, net of minority interest	(13,164)	(12,816)	(6,011)	(794)	(18,310)
Adjustment for SFAS No. 13 rents(2)	—	—	—	(2,363)	–
Loss on early extinguishment of debt(2)	—	—	—	1,732	7,910
Provision for impairment of real estate asset(2)	—	—	—	—	4,800
Gain on sale of land	—	—	—	—	712
Adjustment to reflect FFO of unconsolidated operating JV’s(3)	714	430	444	602	952
Adjustment to reflect FFO of Associated Companies(4)	—	—	—	—	139
Adjustment to reflect FFO of minority interest(5)	4,568	5,304	4,933	7,428	7,341

FFO available to Common Stockholders	$53,781	$54,964	$48,548	$72,784	$71,390

Diluted Per Share Data:
FFO available to Common Stockholders	$1.56	$1.78	$1.57	$2.39	$2.16

Reconciliation of diluted weighted average shares:
Diluted weighted average shares outstanding for calculation of EPS	31,167,080	27,608,267	30,915,236	30,517,525	33,023,802
Stock options and restricted stock(6)	278,803	190,460	—	—	—
Convertible Operating Partnership Units(6)	3,001,957	3,008,815	—	—	—

Diluted weighted average shares outstanding for calculation of FFO per diluted share	34,447,840	30,807,542	30,915,236	30,517,525	33,023,802

(1)	Excludes non-real estate depreciation and amortization.
(2)	Prior to 2002, these items were excluded from the calculation of FFO.
(3)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(4)	Represents the adjustments to FFO required to reflect the FFO of the Associated Companies allocable to us. Associated Companies refers to Glenborough Corporation (which merged into Glenborough Realty Trust Incorporated in 2000), Glenborough Inland Realty Corporation (which merged into Glenborough Corporation in 1997) and Glenborough Hotel Group (which merged into Glenborough Corporation in 1999).
(5)	Represents the minority interest holders’ share of real estate depreciation and amortization and gain/loss on sales from discontinued operations.
(6)	For the years ended December 31, 2004 and 2003, options to purchase shares of our common stock and convertible operating partnership units were anti-dilutive for the purpose of calculating diluted earnings per share and were excluded from the computation of diluted earnings per share. For the purpose of calculating FFO per share, options to purchase shares of our common stock and convertible operating partnership units are dilutive and are included in the computation of diluted FFO per share for all periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the Consolidated Financial Statements, including the notes thereto, included in Item 15.

Results of Operations

Overview

During 2004, we issued 7.9 million shares of common stock in two secondary offerings and used the proceeds to redeem 6.2 million shares of preferred stock. As a result, our leverage ratio decreased from 62% at December 31, 2003, to 52% at December 31, 2004, as defined by total debt plus preferred stock to total market capitalization. Our floating rate debt decreased from 35% of total debt at the end of 2003 to 19% at the end of 2004. We sold five properties for total consideration of $52 million and recognized gains on sale of $14.4 million and acquired three properties for $52 million.

Portfolio Occupancy

Total portfolio occupancy (excluding joint ventures) decreased from 88.1% at December 31, 2003 to 87.2% at December 31, 2004. Net operating income (adjusted for discontinued operations) decreased 6.1% from $132.7 million for the year ended December 31, 2003 to $124.6 million for the year ended December 31, 2004.

Lease Maturities

Our leases range in term from one month to 15 years. The weighted average term of our leases in place as of December 31, 2004 is approximately 7 years. See Item 2 above for a table which details our contractual lease expirations, by market, for our properties as of December 31, 2004. Based upon the strength of the national leasing market, we anticipate that lease rollover will affect our rental revenues with changes in portfolio occupancy and changes in rental rates upon lease renewal. In 2004, we had approximately 530,000 square feet of new leasing production at an average rent of $19.42 per square foot. We also renewed approximately 804,000 square feet of office leases which expired in 2004 at an average rent per square foot of $22.39. This represented an increase in effective rents from renewals (annualized rents net of concessions) of 9% during 2004.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gains and losses on sales of real estate for properties sold or classified as held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued Operations” for all periods presented. As we generally reinvest the proceeds from property dispositions into the acquisition of new properties, we believe that it is necessary to discuss our results of operations after discontinued operations have been added back to the respective revenue and expense line items to provide a representation of the balances that management uses to evaluate the results of operations for the periods presented.

Following is a table which reconciles our results of operations reported in accordance with GAAP to our results of operations with discontinued operations added back to each respective revenue and expense line item. The comparative discussion of the two years’ results which follows is based on the “Adjusted” column amounts.

	2004			2003
	As Reported	Discontinued Operations	Adjusted	As Reported	Discontinued Operations	Adjusted
OPERATING REVENUE
Rental revenue	$179,260	$12,517	$191,777	$162,854	$35,783	$198,637
Fees and reimbursements, including from related parties	4,047	—	4,047	3,616	—	3,616

Total operating revenue	183,307	12,517	195,824	166,470	35,783	202,253

OPERATING EXPENSES
Property operating expenses	63,679	3,509	67,188	55,714	10,184	65,898
General and administrative	11,582	3	11,585	12,370	4	12,374
Depreciation and amortization	58,952	3,696	62,648	50,145	8,479	58,624
Provision for impairment of real estate assets	3,752	—	3,752	2,852	—	2,852

Total operating expenses	137,965	7,208	145,173	121,081	18,667	139,748

Interest and other income	2,598	1	2,599	3,566	5	3,571
Equity in earnings of unconsolidated operating JV’s	805	—	805	604	—	604
Interest expense	(33,742)	(3,713)	(37,455)	(29,988)	(8,513)	(38,501)
Loss on early extinguishment of debt	(2,035)	(40)	(2,075)	(294)	(5,588)	(5,882)
Provision for impairment of non-real estate assets	—	—	—	(5,746)	—	(5,746)

Income before gain on sales of real estate assets, minority interest, discontinued operations and cumulative effect of change in accounting principle	12,968	1,557	14,525	13,531	3,020	16,551
Gain on sales of real estate assets	—	14,427	14,427	—	14,204	14,204

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	12,968	15,984	28,952	13,531	17,224	30,755
Minority interest(1)	(465)	—	(465)	(1,101)	—	(1,101)

Income before discontinued operations and cumulative effect of change in accounting principle	12,503	15,984	28,487	12,430	17,224	29,654
Discontinued operations	15,984	(15,984)	—	17,224	(17,224)	—

Income before cumulative effect of change in accounting principle	28,487	—	28,487	29,654	—	29,654
Cumulative effect of change in accounting principle	(912)	—	(912)	—	—	—

Net income	27,575	—	27,575	29,654	—	29,654
Preferred dividends	(14,777)	—	(14,777)	(19,491)	—	(19,491)
Dividends paid on redeemed preferred stock	(2,073)	—	(2,073)	—	—	—
(Premium)/discount and writeoff of original issuance costs on redemption	(5,900)	—	(5,900)	254	—	254

Net income available to Common Stockholders	$4,825	$—	$4,825	$10,417	$—	$10,417

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium/discount and writeoff of original issuance costs on preferred stock redemptions.

Net Operating Income, Following is a table of net operating income by market, for comparative purposes, presenting the results for the years ended December 31, 2004 and 2003 (in thousands). The data set forth below should be read in conjunction with “Note 16. Segment Information” in our consolidated financial statements included in Item 15 of Part IV:

	2004	% of Total	2003	% of Total
Washington D.C.	$26,115	21.0%	$24,349	18.3%
Southern California	23,016	18.5%	21,610	16.3%
Boston	17,576	14.1%	17,043	12.8%
Northern New Jersey	15,925	12.8%	16,557	12.5%
San Francisco	7,035	5.6%	7,893	6.0%
Chicago	6,926	5.6%	6,228	4.7%
St. Louis	5,032	4.0%	4,737	3.6%
Tampa/Orlando	4,941	4.0%	6,293	4.7%
Denver	3,414	2.7%	5,837	4.4%
Minneapolis	3,248	2.6%	3,496	2.6%
All others	11,361	9.1%	18,696	14.1%

Total Net Operating Income	$124,589	100.0%	$132,739	100.0%

Rental Revenue. Rental revenue decreased $6,860,000 to $191,777,000 for the year ended December 31, 2004 from $198,637,000 for the year ended December 31, 2003. This change primarily resulted from property dispositions and lower occupancy, partially offset by property acquisitions and increases in rental rates. Following is a table of rental revenue by market, for comparative purposes, presenting the results for the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Washington D.C.	$35,977	$33,444
Southern California	33,514	31,561
Boston	28,791	26,387
Northern New Jersey	24,500	24,145
San Francisco	10,177	10,642
Chicago	12,724	12,003
St. Louis	8,147	7,831
Tampa/Orlando	7,573	8,653
Denver	5,585	8,926
Minneapolis	5,711	6,075
All others	19,078	28,970

Total Rental Revenue	$191,777	$198,637

Fees and Reimbursements, Including From Related Parties. Fees and reimbursements, including from related parties, consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated operating joint ventures and the Rancon Partnerships. This revenue increased $431,000 to $4,047,000 for the year ended December 31, 2004, from $3,616,000 for the year ended December 31, 2003, primarily due to disposition, financing and other fees from the Rancon Partnerships.

Property Operating Expenses. Property operating expenses increased $1,290,000, or 2%, to $67,188,000 for the year ended December 31, 2004, from $65,898,000 for the year ended December 31, 2003, primarily due to increases in utilities, cleaning and repair and maintenance costs, partially offset by property dispositions and decreases in property taxes and administrative costs. Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the years ended December 31, 2004 and 2003:

	2004	2003
Washington D.C.	$9,862	$9,095
Southern California	10,498	9,951
Boston	11,215	9,344
Northern New Jersey	8,575	7,588
San Francisco	3,142	2,749
Chicago	5,798	5,775
St. Louis	3,115	3,094
Tampa/Orlando	2,632	2,360
Denver	2,171	3,089
Minneapolis	2,463	2,579
All others	7,717	10,274

Total Property Operating Expenses	$67,188	$65,898

General and Administrative Expenses. General and administrative expenses decreased $789,000 to $11,585,000 for the year ended December 31, 2004, from $12,374,000 for the year ended December 31, 2003. This decrease is primarily due to staff reductions in 2003 and a decrease in travel expense in 2004, partially offset by professional fees and outside services related to Sarbanes-Oxley 404 compliance, as well as higher incentive compensation costs. General and administrative expenses as a percentage of total revenues remained stable at approximately 6% for 2004 and 2003.

Depreciation and Amortization. Depreciation and amortization increased $4,024,000 to $62,648,000 for the year ended December 31, 2004, from $58,624,000 for the year ended December 31, 2003. This increase is primarily due to property acquisitions, net of dispositions, depreciation of capital improvements, and amortization of at-market in-place leases we recorded in accordance with SFAS No. 141. See complete description of our accounting policy regarding recognition and amortization of at-market in-place leases in Note 2 of our consolidated financial statements.

Provision for Impairment of Real Estate Assets. In the fourth quarter of 2004, due to the adverse outcome of an initiative for the zoning and precise plan for a mixed use project known as Marina Shores in Redwood City, California, we decided to abandon an option to acquire an additional nearby parcel of land known as Pete’s Harbor. As a result, we recorded a provision for impairment to write off our basis in the option of $3,752,000 which consisted of previously paid option payments and predevelopment costs. Separately, in the first quarter of 2003, we recorded a provision for impairment of approximately $2,272,000 to provide for a decrease in the carrying value of our 10% owned development joint venture which owns an office property located in San Mateo, California, to an estimated fair value of zero due to decreased leasing activity and lower than anticipated market rents. In addition, in the third quarter of 2003, we recorded a provision for impairment of $580,000 to reduce the carrying value of our 50% owned development joint venture, which is developing a residential project at Gateway Business Park in Aurora, Colorado, from approximately $1,125,000 to an estimated fair value of $545,000, due to lower than anticipated values.

Interest and Other Income. Interest and other income decreased $972,000 to $2,599,000 for the year ended December 31, 2004, from $3,571,000 for the year ended December 31, 2003. This decrease was primarily due to principal payments received on our mortgage loan receivable secured by land at Gateway Park in Colorado.

Interest Expense. Interest expense decreased $1,046,000 to $37,455,000 for the year ended December 31, 2004, from $38,501,000 for the year ended December 31, 2003. This decrease is primarily due to a decrease in the average outstanding balance on the unsecured bank line of credit, as well as other debt paid off in connection with property sales and refinancings, offset by increases in variable interest rates and new debt.

Loss on Early Extinguishment of Debt. During the year ended December 31, 2004, we recorded losses on early extinguishment of debt of $2,075,000 which consisted primarily of writeoff of unamortized original financing costs in connection with various loan modifications and payoffs. During the year ended December 31, 2003, we recorded losses on early extinguishment of debt $5,882,000, which consisted primarily of prepayment penalties as well as the writeoff of unamortized original financing costs. Losses related to loan payoffs in connection with property sales have been included in discontinued operations.

Provision for impairment of non-real estate assets. In the second and fourth quarters of 2003, we recorded impairment charges totaling $5,746,000 relating to anticipated losses on the disposition of our leased aircraft in the first quarter of 2004.

Gain on sales of real estate assets. The gain on sales of real estate assets of $14,427,000 during the year ended December 31, 2004, resulted from the sale of four office properties and one industrial property. The gain on sales of real estate assets of $14,204,000 during the year ended December 31, 2003, resulted from the sale of eight office properties, eight industrial properties and one multifamily property.

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

As discussed above, we generally reinvest the proceeds from property dispositions into the acquisition of new properties, therefore, we believe that it is necessary to discuss our results of operations after discontinued operations have been added back to the respective revenue and expense line items to provide a representation of the balances that management uses to evaluate the results of operations for the periods presented.

Following is a table which reconciles our results of operations reported in accordance with GAAP to our results of operations with discontinued operations added back to each respective revenue and expense line item. The comparative discussion of the two years’ results which follows is based on the “Adjusted” column amounts.

	2003			2002
	As Reported	Discontinued Operations	Adjusted	As Reported	Discontinued Operations	Adjusted
OPERATING REVENUE
Rental revenue	$162,854	$35,783	$198,637	$139,636	$58,157	$197,793
Fees and reimbursements, including from related parties	3,616	—	3,616	3,672	—	3,672

Total operating revenue	166,470	35,783	202,253	143,308	58,157	201,465

OPERATING EXPENSES
Property operating expenses	55,714	10,184	65,898	44,313	16,180	60,493
General and administrative	12,370	4	12,374	11,685	3	11,688
Depreciation and amortization	50,145	8,479	58,624	37,873	15,039	52,912
Provision for impairment of real estate assets	2,852	—	2,852	—	15,845	15,845

Total operating expenses	121,081	18,667	139,748	93,871	47,067	140,938

Interest and other income	3,566	5	3,571	5,389	20	5,409
Equity in earnings of unconsolidated operating JV’s	604	—	604	329	—	329
Interest expense	(29,988)	(8,513)	(38,501)	(24,739)	(14,007)	(38,746)
Loss on early extinguishment of debt	(294)	(5,588)	(5,882)	(9,998)	(1,444)	(11,442)
Provision for impairment of non-real estate assets	(5,746)	—	(5,746)	—	—	—

Income before gain on sale of real estate assets, minority interest and discontinued operations	13,531	3,020	16,551	20,418	(4,341)	16,077
Gain on sales of real estate assets	—	14,204	14,204	—	6,704	6,704

Income before minority interest and discontinued operations	13,531	17,224	30,755	20,418	2,363	22,781
Minority interest(1)	(1,101)	—	(1,101)	(291)	—	(291)

Income before discontinued operations	12,430	17,224	29,654	20,127	2,363	22,490
Discontinued operations	17,224	(17,224)	—	2,363	(2,363)	—

Net income	29,654	—	29,654	22,490	—	22,490
Preferred dividends	(19,491)	—	(19,491)	(19,564)	—	(19,564)
Discount on preferred stock repurchases	254	—	254	—	—	—

Net income available to Common Stockholders	$10,417	$—	$10,417	$2,926	$—	$2,926

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and discount on preferred stock repurchases.

Net Operating Income, Following is a table of net operating income by market, for comparative purposes, presenting the results for the years ended December 31, 2003 and 2002:

	2003	% of Total	2002	% of Total
Washington D.C.	$24,349	18.3%	$19,307	14.1%
Southern California	21,610	16.3%	17,299	12.6%
Boston	17,043	12.8%	15,486	11.3%
Northern New Jersey	16,557	12.5%	18,511	13.5%
San Francisco	7,893	6.0%	7,170	5.2%
Chicago	6,228	4.7%	10,504	7.7%
St. Louis	4,737	3.6%	4,885	3.5%
Tampa/Orlando	6,293	4.7%	6,270	4.6%
Denver	5,837	4.4%	8,998	6.5%
Minneapolis	3,496	2.6%	3,455	2.5%
All others	18,696	14.1%	25,415	18.5%

Total Net Operating Income	$132,739	100.0%	$137,300	100.0%

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

	2003	2002
Washington D.C.	$33,444	$26,097
Southern California	31,561	23,986
Boston	26,387	22,032
Northern New Jersey	24,145	24,788
San Francisco	10,642	10,099
Chicago	12,003	16,244
St. Louis	7,831	7,850
Tampa/Orlando	8,653	8,870
Denver	8,926	12,789
Minneapolis	6,075	6,274
All others	28,970	38,764

Total Rental Revenue	$198,637	$197,793

Property Operating Expenses. Property operating expenses increased $5,405,000, or 9%, to $65,898,000 for the year ended December 31, 2003, from $60,493,000 for the year ended December 31, 2002. The primary reasons for the increase were property acquisitions, as well as increases in property tax expense, utility costs and other operating expenses primarily due to high snow removal costs, partially offset by property dispositions. Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the years ended December 31, 2003 and 2002:

	2003	2002
Washington D.C.	$9,095	$6,790
Southern California	9,951	6,687
Boston	9,344	6,546
Northern New Jersey	7,588	6,277
San Francisco	2,749	2,929
Chicago	5,775	5,740
St. Louis	3,094	2,965
Tampa/Orlando	2,360	2,600
Denver	3,089	3,791
Minneapolis	2,579	2,819
All others	10,274	13,349

Total Property Operating Expenses	$65,898	$60,493

General and Administrative Expenses. General and administrative expenses increased $686,000 to $12,374,000 for the year ended December 31, 2003, from $11,688,000 for the year ended December 31, 2002. This increase is primarily due to severance paid in connection with staff reductions in the second quarter of 2003, as well as costs associated with the retirement of our former Chief Executive Officer, Robert Batinovich, partially offset by reductions in travel and overhead costs resulting from these staff reductions. General and administrative expenses as a percentage of total revenues remained stable at approximately 6% for 2003 and 2002.

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

Provision for impairment of real estate assets. In the first quarter of 2003, we recorded a provision for impairment of approximately $2,272,000 to provide for a decrease in the carrying value of our 10% owned development joint venture which owns an office property located in San Mateo, California, to an estimated fair value of zero due to decreased leasing activity and lower than anticipated market rents. In addition, in the third quarter of 2003, we recorded a provision for impairment of $580,000 to reduce the carrying value of our 50% owned development joint venture, which is developing a residential project at Gateway Business Park in Aurora, Colorado, from approximately $1,125,000 to an estimated fair value of $545,000, due to lower than anticipated values. In the fourth quarter of 2002, a loss provision in the amount of $15,845,000 was recorded to provide for a decrease in the estimated fair value of five properties, including three office properties located in Atlanta, Tampa and Pennsylvania, one industrial located in Pennsylvania and one multifamily located in Texas.

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

Liquidity and Capital Resources

Cash Flows

For the year ended December 31, 2004, cash provided by operating activities was $67,359,000 as compared to $73,550,000 for the same period in 2003. This change is primarily due to a decrease in rental revenue resulting from property dispositions and lower occupancy, as well as cash paid for lease commissions and to dispose of our leased aircraft, partially offset by property acquisitions, increases in rental rates and cash released from lender impound accounts. The decrease is also attributable to increases in utility costs, cleaning and repair and maintenance costs, and a decrease in interest and other income, partially offset by decreases in property taxes and administrative costs. Cash used for investing activities was $32,605,000 for the year ended December 31, 2004, as compared to $24,231,000 for the same period in 2003. This change is primarily due to higher proceeds from property sales, offset by funds used for acquisition of properties in 2003, as compared to higher investments in land and development in 2004, offset by principal payments on mortgage loans receivable received in 2004. Cash used for financing activities was $48,778,000 for the year ended December 31, 2004, as compared to $35,600,000 for the same period in 2003. This change is due to several factors, including costs of the 2004 preferred stock redemption and an increase in cash used for the repayment of debt in 2004, offset by proceeds from the 2004 common stock offerings and a decrease in common and preferred stock dividends paid to stockholders in 2004.

We expect to meet our short-term liquidity requirements generally through our working capital, our unsecured bank line of credit (as discussed below) and cash generated by operations. We anticipate that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term. In addition to cash generated by operations, the unsecured bank line of credit provides for working capital advances. However, there can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet our operating requirements and the amount of our distributions. If significant decreases in occupancy or rental rates occurred at our properties, this could have an adverse impact on our operating cash flows. Similarly, increases in interest rates could have a significant adverse impact on our operating cash flows.

Our principal sources of funding for acquisitions, expansion and renovation of properties, development and stock repurchases include the unsecured bank line of credit, permanent secured debt financing, public and private equity and debt issuances, the issuance of partnership units in the Operating Partnership, proceeds from property sales and cash flow provided by operations.

Contractual Obligations

At December 31, 2004, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$155,086	$114,040	$343,156	$85,788	$698,070
Unsecured bank line of credit	—	21,320	—	—	21,320
Interest on indebtedness (1)	36,275	55,719	27,731	16,896	136,621
Purchase commitment (2)	71,700	—	—	—	71,700

Total	$263,061	$191,079	$370,887	$102,684	$927,711

(1)	For variable rate loans, this represents estimated interest expense based on outstanding balances and interest rates at December 31, 2004.
(2)	On February 1, 2005, we acquired Metro Place II in Vienna, VA, for a purchase price of $71.7 million. The property consists of a 234,466 square foot, ten-story Class “A” multi-tenant office building and a six-level parking garage. Completed in 1999, the property is 100% leased primarily to defense industry tenants, and is not subject to any lease expirations until 2009.

Financial Condition

Investments in Land and Development

Our investments in land and development increased from $67,493,000 at December 31, 2003, to $147,435,000 at December 31, 2004. This increase is primarily due to the consolidation of the entity known as Marina Shores, effective January 1, 2004, in accordance with FIN 46 Revised. In addition, we acquired an undivided 50% tenancy in common interest in approximately 295 acres of the land at Gateway Business Park for a total purchase price of $30.7 million in 2004. See Mortgage Loans Receivable below for further discussion.

In March 2004, we gained approval for our zoning and precise plan for Marina Shores Village with a 6-1 vote of the Redwood City Planning Commission. The proposed mixed use, waterfront community included approvals for the construction of 1,930 residential units, 150,000 square feet of office space and 25,000 square feet of retail space. In June 2004, the City Council unanimously approved the project with a 7-0 vote. In August 2004, a local group opposing the development qualified a referendum for the November ballot. On November 2, 2004, the referendum to ratify the city council action was defeated by approximately 2,400 votes (54% to 46%). As a result, we decided to abandon an option to acquire an additional nearby parcel of land known as Pete’s Harbor. In the fourth quarter of 2004, we recorded a provision for impairment to write off our basis in the option of $3,752,000 which consisted of previously paid option payments and predevelopment costs. We are currently working with the city on a redesign of the project.

As of December 31, 2004 and 2003, we had investments in the following properties under development and land held for development. The investment descriptions are as of December 31, 2004 (dollars in thousands).

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at December 31, 2004		Investment Balance at December 31, 2003
Denver	Three Gateway Center	Third office building constructed at Gateway Park (4-story)	Denver	(1)	100%		(1)		$1,495

Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	62,972	50	%(2)	$835		753

TOTAL PROPERTIES UNDER DEVELOPMENT				62,972			$835		$2,248

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,170		$5,032

	Subtotal -Boston			235,000			5,170		5,032

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	to be determined	50	%(3)	47,508	(3)	42,610	(3)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado zoned for office use	Denver	120,000	100%		4,750		4,750

	Subtotal -Denver			120,000			52,258		47,360
San Francisco	Marina Shores	33.2 acre mixed-use waterfront community, which could include office, retail and multifamily units; currently in entitlement process	Redwood City	to be determined	50	%(4)	79,548	(4)	31,017

	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office park	Hayward	600,000	100%		16,530		16,427

	Subtotal - San Francisco			600,000			96,078		47,444

		Other land not currently under development	New Jersey/San Francisco				5,966		5,732

TOTAL LAND HELD FOR DEVELOPMENT				955,000			$159,472		$105,568

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT AND MORTGAGE LOANS RECEIVABLE				1,017,972			$160,307		$107,816

(1)	This property was acquired by us in the third quarter of 2004.

(2)	Interest in the form of a mezzanine loan.
(3)	Interest in the form of a mortgage loan receivable, mezzanine loans and equity. The investment balance includes $12,872 and $40,323 representing the balance of the mortgage loan receivable at December 31, 2004 and 2003, respectively.
(4)	Interest in the form of equity and mezzanine loans. The increase in the investment balance from December 31, 2003 to December 31, 2004 is primarily due to our consolidation of this entity on January 1, 2004, pursuant to FIN 46 Revised.

We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under our development alliances, we have provided an aggregate of approximately $4.2 million in debt guarantees; however, some of the loans were not fully drawn as of December 31, 2004. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. We would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for our obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that we must make payments under one of these guarantees, our only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by us in such an event can be made at this time.

Certain of the alliances with which we conduct business have been deemed to be VIEs as defined by FIN 46 Revised, however, other than Marina Shores as discussed above, none of these VIEs are required to be consolidated as we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $92.8 million and $54.5 million, respectively, at December 31, 2004. Our maximum exposure to loss is equal to our investments in these arrangements, plus the related debt guarantees, as described above.

Investments in Unconsolidated Operating Joint Ventures

Investments in unconsolidated operating joint ventures decreased from $12,211,000 at December 31, 2003 to $12,014,000 at December 31, 2004. This decrease was primarily due to cash distributions received from the joint ventures in excess of our equity interests in the joint ventures’ earnings.

Mortgage Loans Receivable

Mortgage loans receivable consists primarily of a first mortgage secured by a 50% interest in 152 acres of land at December 31, 2004, and 465 acres of land at December 31, 2003, at Gateway Business Park in Aurora, Colorado (as noted in above table). Periodic payments of interest and principal are received from proceeds of land parcel sales in the project. The balance of mortgage loans receivable decreased from $40,323,000 at December 31, 2003, to $12,872,000 at December 31, 2004. This decrease resulted primarily from our acquisition of an undivided 50% tenancy in common interest in approximately 295 acres of the land at Gateway Business Park, which was collateral for our mortgage loan receivable, for an aggregate purchase price of $30.7 million. In connection with this acquisition, the 295 acres were released as collateral and we received payments totaling approximately $26.1 million on our mortgage loan receivable which were applied first to accrued interest and then to principal.

The borrowing entities in this loan arrangement have been deemed to be VIEs, but we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. Our maximum exposure to loss is equal to the recorded amount of our loan, including accrued interest.

Mortgage Loans and Unsecured Bank Line

At December 31, 2004, our total indebtedness included fixed-rate debt of $581,092,000 and floating-rate debt of $138,298,000, and our ratio of total debt to gross book assets was approximately 44%.

During the year ended December 31, 2004, mortgage loans payable increased from $649,325,000 to $698,070,000 (including amounts related to properties classified as held for sale). This increase resulted from the consolidation of Marina Shore’s debt in the amount of $45,000,000 in accordance with FIN 46 Revised, $127,931,000 in new mortgage loans and $1,814,000 of draws on a construction loan, offset by $49,270,000 of paydowns on two floating-rate loans, $5,851,000 of scheduled principal amortization, $17,175,000 paid off in connection with a property sale, and $53,704,000 of other loan payoffs.

In accordance with FIN 46 Revised, we began consolidating the entity known as Marina Shores, effective January 1, 2004, as we are deemed to be the primary beneficiary as defined by FIN 46 Revised. Marina Shores has total debt of $45 million consisting of two loans, with a $30 million loan bearing interest at the fixed rate of 5.32%, and a $15 million loan bearing interest at the fixed rate of 7.32%. Both loans require monthly interest-only payments and were set to mature on February 15, 2005. Subsequent to December 31, 2004, the maturity date of these loans was extended to February 15, 2006.

In the third quarter of 2004, we paid off a fixed rate mortgage of $2.3 million which was due to mature in October 2004. As a result of the loan payoff, a 52,721 square foot office building in Lexington, Massachusetts, is now unencumbered.

In the third quarter of 2004, we completed a modification of a fixed rate loan with an insurance company. We released two properties from the collateral pool and added one property, received additional loan proceeds and extended the maturity date from November 2008 to February 2009. The interest rate remains fixed at 5.905%. The two properties released from the collateral pool were a 171,359 square foot property in Eden Prairie, Minnesota, and a 79,000 square foot property in Germantown, Maryland. The Germantown, Maryland property was sold upon its release from the loan and the proceeds from this sale along with the additional loan proceeds were used to payoff a $51.4 million variable rate loan secured by a 305,110 square foot office building in Arlington, Virginia. That building was then added to the collateral pool. Excess loan proceeds were used to pay down our unsecured bank line of credit. In connection with the loan modification and payoff of the variable rate loan, we recognized a loss on early extinguishment of debt of approximately $1.9 million which consisted primarily of the writeoff of unamortized original financing costs.

In the third quarter of 2004, in connection with the disposition of 90 Libbey Parkway, we made a paydown of approximately $4.9 million on a floating-rate loan which was secured by a cross-collateralized pool of six properties. This loan bears interest at the floating rate of 30-day LIBOR plus 2.00%, requires monthly interest-only payments, and has a maturity date of December 5, 2005. The interest rate on this loan at December 31, 2004, was 4.4% and it is now secured by a cross-collateralized pool of five properties. In connection with this paydown, we recognized a loss on early extinguishment of debt of approximately $40,000 which consisted of the writeoff of unamortized original financing costs.

In the second quarter of 2004, we modified a mortgage loan secured by 610 West Ash, a 174,247 square foot, 19-story, Class A office building located in San Diego, California, which was acquired in the fourth quarter of 2003. We received $5 million of additional proceeds with all other loan terms remaining unchanged. The additional proceeds from this loan were used to pay down our unsecured bank line of credit.

In the second quarter of 2004, we closed a new $35 million loan which is secured by three office properties located in Illinois and Iowa. The loan has a maturity date of April 1, 2005, with two one-year extension options, requires monthly interest-only payments and bears interest at the floating rate of 30-day LIBOR plus 2.00%. The interest rate on this loan at December 31, 2004, was 4.4%. The proceeds from this loan were used to payoff a $35.1 million floating rate loan which was secured by a cross-collateralized pool of seven properties, had a maturity date of December 2004, and had a floating interest rate of LIBOR plus 3.25% with a floor of 5%.

In the second quarter of 2004, in connection with the acquisition of 1100 17th Street, we assumed a mortgage loan with an outstanding balance of approximately $21 million. The loan has a maturity date of July 1, 2007, and bears interest at a floating rate of 30-day LIBOR plus 1.75%, with a floor of 3.5%. The interest rate on this loan at December 31, 2004, was 4.15%.

In the second quarter of 2004, we closed a $17 million loan which is secured by a cross-collateralized pool of seven properties. The loan matures in November 2008, requires monthly interest-only payments and bears interest at a floating rate of 30-day LIBOR plus 3.25%. The interest rate on this loan at December 31, 2004, was 5.65%. The proceeds from this loan were used to pay down our unsecured bank line of credit.

In the first quarter of 2004, we made a paydown of approximately $9.3 million on a floating-rate loan which was secured by a cross-collateralized pool of seven properties. This loan bears interest at the floating rate of 30-day LIBOR plus 2.00%, requires monthly interest-only payments, and has a maturity date of December 5, 2005. The interest rate on this loan at December 31, 2004, was 4.4%. As a result of the paydown, one of the properties securing the loan, a 56,348 square foot office property located in Alexandria, Virginia, was released from the collateral pool.

All other terms of the loan remain the same. In connection with this paydown, we recognized a loss on early extinguishment of debt of approximately $85,000 which consisted of the writeoff of unamortized original financing costs.

Outstanding borrowings under our unsecured bank line of credit decreased from $89,941,000 at December 31, 2003, to $21,320,000 at December 31, 2004. The decrease was due to paydowns totaling $268,893,000 generated from the proceeds of common stock offerings, paydowns received on the mortgage loan receivable, proceeds from property sales and new financings, and cash flow from operations, offset by draws totaling $200,272,000 for the Preferred Stock redemption, acquisition of properties, acquisition of land at Gateway Business Park, mortgage loan payoffs, disposition of the corporate aircraft and development advances. In March 2004, the unsecured bank line of credit was modified to extend the maturity date from September 2005 to March 2007, with one one-year extension option. The unsecured bank line of credit requires us, among other things, to be in compliance with certain financial and operating covenants. We have been in compliance during all of 2004 and remain in compliance at December 31, 2004.

In connection with a 2001 secured financing, we entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expired over a term concurrent with the secured financing, was indexed to a 30-day LIBOR rate, was for a notional amount equal to the maximum amount available on the secured financing, and capped 30-day LIBOR to a maximum of 6%. We paid a $594,000 fee at the inception of this cap agreement, of which $357,000 had been charged to earnings as of March 31, 2004. The remaining $237,000 was charged to earnings in the second quarter of 2004 when the related secured financing was paid off. At December 31, 2004, we were not a party to any open interest rate protection agreements.

Some of our properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by us.

Equity and Debt Offerings

In November 1997, we filed a shelf registration statement with the SEC (the “1997 Registration Statement”) which registered the issuance of up to $1.0 billion of our equity securities. The 1997 Registration Statement was declared effective on December 18, 1997. There is currently $635.1 million of capacity in equity securities remaining on the 1997 Registration Statement. In January 1999, we filed a shelf registration statement with the SEC (the “1999 Registration Statement”) which registered the issuance of up to $300 million of debt securities of Glenborough Properties, L.P, which may be guaranteed by us. The 1999 Registration Statement was declared effective by the SEC on January 25, 1999. There is currently $300 million of capacity of debt securities remaining on the 1999 Registration Statement.

On December 16, 2004, we completed the sale of 4,000,000 shares of common stock in an offering underwritten by Goldman, Sachs & Co. The 4,000,000 shares were sold at a per share price of $20.80, resulting in proceeds, net of offering costs, of approximately $82 million. We used the net proceeds to redeem a portion of the outstanding shares of our Preferred Stock on January 28, 2005 (as discussed below). In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under our unsecured bank line of credit.

On March 19, 2004, we completed the sale of 3,910,000 shares of common stock (including the exercise of the over allotment of 510,000 shares) in an offering underwritten by Goldman, Sachs & Co. The 3,910,000 shares were sold at a per share price of $21.20, resulting in proceeds, net of offering costs, of approximately $81.3 million. We used the net proceeds to redeem a portion of the outstanding shares of our Preferred Stock on April 30, 2004 (as discussed below). In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under our unsecured bank line of credit.

Preferred Stock Redemptions

On January 28, 2005, we redeemed approximately 3.1 million shares of Preferred Stock, representing approximately 45.4% of the total number of outstanding shares. The redemption price was $25.5825 per share of Preferred Stock plus $0.1916 per share in accrued and unpaid dividends for the period from December 24, 2004 through and including January 28, 2005, without interest. This redemption was funded with proceeds from our December 2004 common stock offering which had temporarily been used to pay down our unsecured bank line of credit (as discussed above).

On April 30, 2004, we redeemed approximately 3.1 million shares of Preferred Stock, representing approximately 31.2% of the total number of outstanding shares. The redemption price was $25.775 per share of Preferred Stock plus $0.183 per share in accrued and unpaid dividends for the period from March 26, 2004 through and including April 30, 2004, without interest. This redemption was funded with proceeds from our March 2004 common stock offering which had temporarily been used to pay down our unsecured bank line of credit (as discussed above).

Stock Repurchases

In 1999, our Board of Directors authorized the repurchase of up to 6.2 million shares of our outstanding Common Stock. This represented approximately 20% of our total outstanding Common Stock. In December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of December 31, 2004, 6,394,816 common shares have been repurchased at an average price per share of $16.60 and a total cost of approximately $106.8 million; this represents approximately 78% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, we announced that our Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of December 31, 2004, 1,543,700 preferred shares have been repurchased at an average price per share of $15.72 and a total cost of approximately $24.2 million; this represents approximately 45% of the expanded repurchase authorization and approximately 13% of Preferred Stock outstanding when the repurchase program began. We intend to make future stock repurchases from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

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

Our status as a real estate investment trust

We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code. A real estate investment trust generally is not subject to federal income tax on that portion of its real estate investment trust taxable income that is distributed to its stockholders, provided that at least 90% of real estate investment trust taxable income is distributed and other requirements are met. We believe that we have complied with all requirements to qualify as a REIT for each of the years in the three-year period ended December 31, 2004. Accordingly, no provision for income taxes is included in our consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In December 2004, the FASB issued SFAS No. 123 revised 2004, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after June 15, 2005. We anticipate that the adoption of SFAS No. 123 revised 2004 will not have a material impact on our financial position, net earnings or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets an amendment of APB No. 29”. This Statement amends APB Opinion No. 29, “Accounting for Non-Monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. We anticipate that the adoption of SFAS No. 153 will not have a material impact on our financial position, net earnings or cash flows.

In November 2004, the FASB issued EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (EITF No. 03-13). This issue assists in the development of a model for evaluating (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement. The guidance in this issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes the date that this consensus was ratified (November 30, 2004) may be reclassified. The adoption of EITF No. 03-13 on January 1, 2005, had no impact on our financial position, net earnings or cash flows.

Inflation

Leases at the office properties typically provide for rent adjustment and pass-through of certain operating expenses during the term of the lease. Substantially all of the leases at the industrial properties provide for pass-through to tenants of certain operating costs, including real estate taxes, common area maintenance expenses, and insurance. We anticipate that these provisions may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	Our belief that claims and lawsuits which have arisen against us in our normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

•	Our intention to continue our policy of paying quarterly distributions;

•	Our anticipation that lease rollover will affect our rental revenues with changes in portfolio occupancy and changes in rental rates upon lease renewal;

•	Our expectation to meet our short-term liquidity requirements generally through our working capital, our unsecured bank line of credit and cash generated by operations;

•	Our anticipation that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term;

•	Our intention to make future stock repurchases from time to time in the open market or otherwise depending on market conditions and other factors;

•	Our anticipation that the adoption of SFAS No. 123 revised 2004 will not have a material impact on our financial position, net earnings or cash flows;

•	Our anticipation that the adoption of SFAS No. 153 will not have a material impact on our financial position, net earnings or cash flows;

•	Our anticipation that certain provisions of our lease documents may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation;

•	Our expectation that changes in market interest rates obtainable on our secured and unsecured borrowings will not have a material impact on the performance or fair value of our mortgage loans receivable; and

•	Our belief that we complied with all requirements to qualify as a REIT and, as a result, our exclusion of income taxes from our consolidated financial statements.

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	the unpredictability of both the frequency and final outcome of litigation;

•	our insurance carriers’ binding conclusion that no insurance coverage extends to a particular claim;

•	an unexpected inability to collect or access capital;

•	availability and creditworthiness of prospective tenants and our ability to execute lease deals with them;

•	defaults or non-renewal of leases by customers;

•	market fluctuations in rental rates, concessions and occupancy;

•	reduced demand for office space;

•	failure of market conditions and occupancy levels to improve in certain geographic areas;

•	difficulties in identifying properties to acquire and in effecting acquisitions;

•	our failure to successfully integrate acquired properties and operations;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	the adoption of SFAS No. 123 revised 2004 has an unanticipated, negative impact on our financial position;

•	an interpretation of fair value differing from ours prevails in the application of SFAS No. 153;

•	an interpretation of lease provisions differing from ours prevails in a dispute regarding recovery of expenses;

•	the unpredictability of changes in accounting rules;

•	our inadvertent or technical failure to have met all requirements to qualify as a REIT;

•	risks and uncertainties affecting property development and construction (including construction delays, cost overruns, our inability to obtain necessary permits and public opposition to these activities);

•	unanticipated difficulties with joint venture partners; and

•	continuing threat of terrorist attacks.

The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed under “Risk Factors” below and in our Form 10-Q’s filed for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004. We assume no obligation to update or supplement any forward looking-statement.

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

We May Suffer Adverse Consequences If Our Revenues Decline Since Our Operating Costs Do Not Necessarily Decline In Proportion To Our Revenue

We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in relation to changes in our rental revenue. This means that our costs will not necessarily decline even if our revenues do. Our operating costs could also increase while our revenues do not. If our operating costs increase but our rental revenues do not, we may be forced to borrow to cover our costs, we may incur losses and we may not have cash available for distributions to our shareholders.

Our Cash Flow May Be Insufficient for Debt Service Requirements

As of December 31, 2004, we had approximately $719.4 million of total indebtedness, approximately $138.3 million of which is subject to variable interest rates and approximately $581.1 million of which is subject to fixed interest rates. Further, we intend to incur indebtedness in the future, including through borrowings under our unsecured bank line of credit, to finance property acquisitions, retirement of debt and stock repurchases. As a result, we expect to be subject to the risks associated with debt financing including the risk that:

•	interest rates may increase;

•	our cash flow may be insufficient to meet required payments on our debt; and

•	we may be unable to refinance or repay the debt as it comes due.

Debt Restrictions May Affect Our Operations and Negatively Affect Our Ability to Repay Indebtedness at Maturity

Our current $180 million unsecured bank line of credit contains provisions that restrict the amount of distributions we can make. These provisions provide that distributions may not exceed 90% of funds from operations for any fiscal quarter. If we cannot obtain acceptable financing to repay indebtedness at maturity, we may have to sell properties to repay indebtedness or properties may be foreclosed upon, which could adversely affect our results of operations, financial condition and ability to service debt. Also, as of December 31, 2004, approximately $302 million of our total indebtedness included secured mortgages with cross-collateralization provisions. In the event of a default, the holders of this indebtedness may seek to foreclose upon properties which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by these properties. Foreclosure of properties would cause us to lose income and asset value.

Fluctuations in Interest Rates May Adversely Affect Our Operations

As of December 31, 2004, we had approximately $138.3 million of variable interest rate indebtedness. Accordingly, an increase in interest rates would result in an increase in interest payments we make to service the debt which would adversely affect our net income and results of operations.

We May Be Unable To Complete Acquisitions and Successfully Operate Acquired Properties

We continue to evaluate the market of available properties and may acquire office and other properties when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be exposed to the following significant risks:

•	Potential inability to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•	even if we enter into agreements for the acquisition of office properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigation to our satisfaction;

•	we may be unable to finance the acquisition at all or on favorable terms;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations and, as a result, our results of operations and financial condition could be adversely affected;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot finance property acquisitions on favorable terms, or operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flow, per share trading price of series A preferred stock and ability to satisfy our debt service obligations and to pay dividends to you could be adversely affected.

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

Potential Environmental Liability Resulting From Underground Storage Tanks

Some of our properties, as well as properties that we previously owned, are leased or have been leased to owners or operators of businesses that use, store or otherwise handle petroleum products or other hazardous or toxic substances. These businesses include dry cleaners that operate on-site dry cleaning plants and auto care centers. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. These operations create a potential for the release of those substances. Some of our properties are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. A few of our properties have been contaminated with these substances from on-site operations or operations on adjacent or nearby properties. In addition, some properties are on, or are adjacent to or near other properties upon which others, including former owners or tenants of the properties, have engaged or may engage in activities that may release petroleum products or other hazardous or toxic substances.

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

Illiquidity of Real Estate May Limit Our Ability to Vary Our Portfolio

Real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio quickly in response to changes in economic or other conditions. In addition, the Internal Revenue Code and individual agreements with sellers of properties limit our ability to sell properties. Twenty-three of the properties in our portfolio were acquired on terms and conditions under which they can be disposed of only in a “like-kind exchange” or other non-taxable transaction for limited periods of time. The agreed upon time periods for these restrictions on dispositions vary from transaction to transaction.

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

Joint Investments Could Be Adversely Affected By Our Lack Of Sole Decision-Making Authority and Reliance Upon a Co-Venturer’s Financial Condition

We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity.

Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interest or goals which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2004 we were participating in four unconsolidated operating joint ventures encompassing four properties and had an aggregate basis in the joint ventures totaling approximately $12 million. As of December 31, 2004, our share of joint venture debt totaled $24.3 million.

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

Our Failure To Qualify as a REIT Would Be Costly

We believe we have operated in a manner to qualify as a REIT for federal income tax purposes and intend to continue to so operate. Many of these requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of factual matters and circumstances. These matters, some of which may not be totally within our control, can affect our qualification as a REIT. For example, to qualify as a REIT, at least 95% of our gross income must come from designated sources that are listed in the REIT tax laws. We are also required to distribute to shareholder at least 90% of our REIT taxable income excluding capital gains. The fact that we hold our assets through the operating partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service, which we refer to as the IRS, might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible for us to remain qualified as a REIT.

If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS grants us relief under specific statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to shareholders. This would likely have a significant adverse effect on the value of our securities. In addition, the REIT tax laws would no longer require us to make any distributions to shareholders.

New Tax Legislation Reduces Tax Rates For Dividends Paid By Non-REIT Corporations

Under legislation recently enacted, the maximum tax rate on dividends to individuals has generally been reduced from 38.6% to 15% (from January 1, 2003 through December 31, 2008). The reduction in rates on dividends is generally not applicable to dividends paid by a REIT except in limited circumstances that we do not contemplate. Although this legislation will not adversely affect the taxation of REITs or dividends paid by REITs, the favorable treatment of regular corporate dividends could cause investors who are individuals to consider stock of non-REIT corporations that pay dividends as relatively more attractive than stocks of REITs. It is not possible to predict whether such a change in perceived relative value will occur or what the effect, if any, this legislation will have on the market price of our stock.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Interest Rates

We are exposed to changes in interest rates obtainable on our secured and unsecured borrowings. Our expectation is that changes in market interest rates will not have a material impact on the performance or fair value of our mortgage loans receivable.

It is our policy to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, we have also entered into several variable rate debt arrangements. Approximately 19% at December 31, 2004 and 35% at December 31, 2003 of our outstanding debt, including amounts borrowed under our unsecured bank line of credit, were subject to variable rates. In addition, the average interest rate on our debt increased from

4.91% at December 31, 2003 to 5.55% at December 31, 2004. We review interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. We do not have any other material market-sensitive financial instruments. It is not our policy to engage in hedging activities for speculative or trading purposes.

We may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we are entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we make payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At December 31, 2004, we were not a party to any forward interest rate or similar agreements.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands)
Secured Fixed	$74,711	$85,243	$9,194	$125,474	$200,682	$85,788	$581,092	$594,886
Average interest rate	5.70%	6.71%	6.12%	5.48%	5.79%	5.44%	5.80%

Secured Variable	$80,375	$868	$18,735	$17,000	$—	$—	$116,978	$116,978
Average interest rate	4.47%	4.15%	4.15%	5.65%	—	—	4.59%

Unsecured Variable	$—	$—	$21,320	$—	$—	$—	$21,320	$21,320
Average interest rate	—	—	4.15%	—	—	—	4.15%

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $173,000, based upon the balances outstanding on variable rate instruments at December 31, 2004.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of December 31, 2004, to ensure that information required to be disclosed in reports that are filed and submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to December 31, 2004, there were no significant changes in our disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of internal control over financial reporting during our fourth quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 4, 2005. Information relating to our Board of Directors, including the independence of the audit committee and audit committee financial expert, will be incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 4, 2005.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 4, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 4, 2005.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 4, 2005.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 4, 2005.

PART IV

Item 15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(b) Reports on Form 8-K

On October 28, 2004, we furnished a report on Form 8-K with respect to our press release, announcing results of operations for the quarter ended September 30, 2004 (not incorporated herein by reference).

On December 9, 2004, we filed a report on Form 8-K with respect to our decision to abandon the Pete’s Harbor purchase option (incorporated herein by reference).

On December 13, 2004, we filed a report on Form 8-K with respect to our December 2004 Common Stock offering (incorporated herein by reference).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

GLENBOROUGH REALTY TRUST INCORPORATED:

We have audited the accompanying consolidated balance sheets of GLENBOROUGH REALTY TRUST INCORPORATED (a Maryland corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules listed in the index to financial statements and schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GLENBOROUGH REALTY TRUST INCORPORATED and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, effective January 1, 2004, GLENBOROUGH REALTY TRUST INCORPORATED adopted Financial Accounting Standards Board Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GLENBOROUGH REALTY TRUST INCORPORATED’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

San Francisco, California

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

GLENBOROUGH REALTY TRUST INCORPORATED:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that GLENBOROUGH REALTY TRUST INCORPORATED maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GLENBOROUGH REALTY TRUST INCORPORATED’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of GLENBOROUGH REALTY TRUST INCORPORATED’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that GLENBOROUGH REALTY TRUST INCORPORATED maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, GLENBOROUGH REALTY TRUST INCORPORATED maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GLENBOROUGH REALTY TRUST INCORPORATED and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP

San Francisco, California

March 15, 2005

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

(in thousands, except share amounts)

	2004	2003
ASSETS
Rental properties, gross	$1,367,310	$1,339,287
Accumulated depreciation and amortization	(220,229)	(183,199)

Rental properties, net	1,147,081	1,156,088

Property held for sale (net of accumulated depreciation and amortization of $8,864 and $6,182 as of December 31, 2004 and 2003, respectively)	57,327	60,136
Investments in land and development	147,435	67,493
Investments in unconsolidated operating joint ventures	12,014	12,211
Mortgage loans receivable	12,872	40,323
Leasing and financing costs (net of accumulated amortization of $17,856 and $14,198 as of December 31, 2004 and 2003, respectively)	24,403	25,606
Cash and cash equivalents	6,003	18,992
Other assets	25,966	24,390

TOTAL ASSETS	$1,433,101	$1,405,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$654,748	$605,447
Unsecured bank line of credit	21,320	89,941
Obligations associated with property held for sale	43,300	43,816
Other liabilities	31,282	37,221

Total liabilities	750,650	776,425

Commitments and contingencies (Note 19)

Minority interest	39,124	36,969

Stockholders’ Equity:
Common stock, $0.001 par value, 188,000,000 shares authorized, 36,033,126 and 27,847,477 shares issued and outstanding at December 31, 2004 and 2003, respectively	36	28
Preferred stock, $0.001 par value, 12,000,000 shares authorized, $25.00 liquidation preference, 6,850,325 and 9,956,300 shares issued and outstanding at December 31, 2004 and 2003, respectively	7	10
Additional paid-in capital	870,622	779,627
Deferred compensation	(4,056)	(2,977)
Distributions in excess of accumulated earnings	(223,282)	(184,843)

Total stockholders’ equity	643,327	591,845

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,433,101	$1,405,239

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2004, 2003 and 2002

(in thousands, except share and per share amounts)

	2004	2003	2002
OPERATING REVENUE
Rental revenue	$179,260	$162,854	$139,636
Fees and reimbursements, including from related parties	4,047	3,616	3,672

Total operating revenue	183,307	166,470	143,308

OPERATING EXPENSES
Property operating expenses	63,679	55,714	44,313
General and administrative	11,582	12,370	11,685
Depreciation and amortization	58,952	50,145	37,873
Provision for impairment of real estate assets	3,752	2,852	—

Total operating expenses	137,965	121,081	93,871

Interest and other income	2,598	3,566	5,389
Equity in earnings of unconsolidated operating joint ventures	805	604	329
Interest expense	(33,742)	(29,988)	(24,739)
Loss on early extinguishment of debt	(2,035)	(294)	(9,998)
Provision for impairment of non-real estate assets	—	(5,746)	—

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	12,968	13,531	20,418
Minority interest	(465)	(1,101)	(291)

Income before discontinued operations and cumulative effect of change in accounting principle	12,503	12,430	20,127
Discontinued operations (including net gain on sales of $14,427, $14,204 and $6,704 in 2004, 2003 and 2002, respectively)	15,984	17,224	2,363

Income before cumulative effect of change in accounting principle	28,487	29,654	22,490
Cumulative effect of change in accounting principle	(912)	—	—

Net income	27,575	29,654	22,490
Preferred dividends	(14,777)	(19,491)	(19,564)
Dividends paid on redeemed preferred stock	(2,073)	—	—
(Premium)/discount and writeoff of original issuance costs on preferred stock redemption and repurchases	(5,900)	254	—

Net income available to Common Stockholders	$4,825	$10,417	$2,926

Basic Income (Loss) Per Share Data:
Continuing operations	$(0.29)	$(0.18)	$0.03
Discontinued operations	0.47	0.56	0.08
Cumulative effect of change in accounting principle	(0.03)	—	—

Net income available to Common Stockholders	$0.15	$0.38	$0.11

Basic weighted average shares outstanding	31,167,080	27,608,267	27,524,059

Diluted Income (Loss) Per Share Data:
Continuing operations	$(0.29)	$(0.18)	$0.03
Discontinued operations	0.47	0.56	0.07
Cumulative effect of change in accounting principle	(0.03)	—	—

Net income available to Common Stockholders	$0.15	$0.38	$0.10

Diluted weighted average shares outstanding	31,167,080	27,608,267	30,915,236

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	Common Stock		Preferred Stock		Additional paid-in capital	Deferred compen- sation	Distributions in excess of accumulated earnings	Total
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2001	26,939	$27	10,098	$10	$770,207	$(945)	$(105,290)	$664,009

Exercise of stock options	801	1	—	—	10,858	—	—	10,859
Conversion of Operating Partnership units into common stock	56	—	—	—	1,151	—	—	1,151
Issuance of common stock to officers	164	—	—	—	3,150	(3,150)	—	—
Common stock repurchases	(32)	—	—	—	(674)	—	—	(674)
Amortization of deferred compensation	—	—	—	—	—	198	—	198
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	359	—	—	359
Unrealized loss on marketable securities	—	—	—	—	—	—	(31)	(31)
Dividends paid to common and preferred stockholders	—	—	—	—	—	—	(66,803)	(66,803)
Net income	—	—	—	—	—	—	22,490	22,490

Balance at December 31, 2002	27,928	$28	10,098	$10	$785,051	$(3,897)	$(149,634)	$631,558

Exercise of stock options	125	—	—	—	1,660	—	—	1,660
Conversion of Operating Partnership units into common stock	10	—	—	—	200	—	—	200
Common and preferred stock repurchases	(216)	—	(142)	—	(6,957)	—	—	(6,957)
Amortization of deferred compensation	—	—	—	—	—	920	—	920
Accelerated vesting of stock options	—	—	—	—	122	—	—	122
Discount on preferred stock repurchases	—	—	—	—	(254)	—	254	—
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(195)	—	—	(195)
Dividends paid to common and preferred stockholders	—	—	—	—	—	—	(65,117)	(65,117)
Net income	—	—	—	—	—	—	29,654	29,654

Balance at December 31, 2003	27,847	$28	9,956	$10	$779,627	$(2,977)	$(184,843)	$591,845

Exercise of stock options	160	—	—	—	2,780	—	—	2,780
Issuance of common stock, net of offering costs of $2,185	7,910	8	—	—	163,275	—	—	163,283
Issuance of restricted common stock to officer	100	—	—	—	2,174	(2,174)	—	—
Issuance of restricted common stock to directors	10	—	—	—	226	(226)	—	—
Conversion of preferred stock to common stock	6	—	(8)	—	—	—	—	—
Preferred stock redemption	—	—	(3,098)	(3)	(77,456)	—	—	(77,459)
Premium and writeoff of original issuance costs on preferred stock redemption	—	—	—	—	3,439	—	(5,900)	(2,461)
Amortization of deferred compensation	—	—	—	—	—	1,321	—	1,321
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(3,443)	—	—	(3,443)
Dividends paid to common and preferred stockholders	—	—	—	—	—	—	(58,041)	(58,041)
Dividends paid to redeemed preferred stockholders	—	—	—	—	—	—	(2,073)	(2,073)
Net income	—	—	—	—	—	—	27,575	27,575

Balance at December 31, 2004	36,033	$36	6,850	$7	$870,622	$(4,056)	$(223,282)	$643,327

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$27,575	$29,654	$22,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	62,648	58,624	52,912
Amortization of loan fees, included in interest expense (including discontinued operations)	3,023	3,102	2,331
Accrued interest on mortgage loans receivable	(1,802)	(2,871)	(2,752)
Minority interest in income from operations	465	1,101	291
Equity in earnings of unconsolidated operating joint ventures	(805)	(604)	(329)
Net gain on sales of real estate assets	(14,427)	(14,204)	(6,704)
Loss on early extinguishment of debt (including discontinued operations)	2,075	5,882	11,442
Provision for impairment of real estate assets (including discontinued operations)	3,752	2,852	15,845
Provision for impairment of non-real estate assets	—	5,746	—
Cumulative effect of change in accounting principle	912	—	—
Amortization of deferred compensation	1,321	920	198
Accelerated vesting of stock options	—	122	—
(Increase)/decrease in other assets	(9,561)	(15,123)	(9,954)
Increase/(decrease) in other liabilities	(7,817)	(1,651)	3,356

Net cash provided by operating activities	67,359	73,550	89,126

Cash flows from investing activities:
Net proceeds from sales of rental properties	33,993	203,116	77,152
Acquisitions of rental properties	(30,828)	(194,605)	(126,040)
Payments for capital and tenant improvements	(26,291)	(29,536)	(26,028)
Investments in land and development	(39,734)	(10,059)	(20,682)
Investments in unconsolidated operating joint ventures	—	(75)	—
Distributions from unconsolidated operating joint ventures	1,002	2,742	—
Buyout of minority interest in consolidated subsidiary	—	(175)	—
Additions to mortgage loans receivable	—	(2,720)	—
Principal payments from mortgage loans receivable	29,253	7,081	—

Net cash used for investing activities	(32,605)	(24,231)	(95,598)

Cash flows from financing activities:
Proceeds from borrowings	308,969	303,399	300,006
Repayment of borrowings	(377,719)	(256,647)	(217,136)
Payment of deferred financing costs	(2,076)	(1,890)	(3,630)
Prepayment penalties on loan payoffs	—	(5,110)	(10,010)
Contributions from minority interest holders	222	—	27
Distributions to minority interest holders	(4,203)	(4,938)	(5,304)
Dividends paid to common and preferred stockholders	(58,041)	(65,117)	(66,803)
Proceeds from issuance of common stock, net of offering costs	163,283	—	—
Preferred stock redemption	(77,459)	—	—
Dividends paid on redeemed preferred stock	(2,073)	—	—
Premium and costs related to preferred stock redemption	(2,461)	—	—
Exercise of stock options	2,780	1,660	10,859
Repurchases of common stock	—	(3,419)	(674)
Repurchases of preferred stock	—	(3,538)	—

Net cash provided by (used for) financing activities	(48,778)	(35,600)	7,335

Continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS –continued

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Net (decrease) increase in cash and cash equivalents	$(14,024)	$13,719	$863
Cash and cash equivalents at Marina Shores on January 1, 2004 (see Note 18)	1,035	—	—
Cash and cash equivalents at beginning of year	18,992	5,273	4,410

Cash and cash equivalents at end of year before adjustment for properties held for sale	6,003	18,992	5,273
Cash and cash equivalents at properties held for sale	—	—	(244)

Cash and cash equivalents at end of year	$6,003	$18,992	$5,029

Supplemental disclosure of cash flow information:

Cash paid for interest (net of capitalized interest of $3,572, $3,119 and $3,939 in 2004, 2003 and 2002, respectively)	$34,177	$35,387	$36,876

Supplemental disclosure of non-cash investing and financing activities:

Non-cash components of consolidation of Marina Shores:
Investments in land and development	$46,322	$—	$—
Cash and cash equivalents	1,035	—	—
Mortgage loans payable	(45,000)	—	—
Minority interest	(2,228)	—	—
Other assets and liabilities, net	(129)	—	—

Total	$—	$—	$—

Reclassification of real estate assets from investments in land and development and unconsolidated operating joint ventures to rental properties	$1,450	$18,084	$36,494

Acquisition of investment in operating joint venture:
Exchange of related note receivable	$—	$3,775	$—
Issuance of note payable, net of discount	—	2,518	—

Total	$—	$6,293	$—

Assumption of mortgage loans in acquisition of real estate	$21,049	$18,815	$3,882

Disposition of real estate involving buyer’s assumption of mortgage loans	$17,175	$61,218	$4,850

Note receivable from sale of investment in development	$—	$—	$3,775

Writeoff of original issuance costs on preferred stock redemption	$3,439	$—	$—

Reallocation of limited partners’ interests in Operating Partnership	$3,443	$(195)	$359

Conversion of Operating Partnership units into common stock, at market value on date of issuance	$—	$200	$1,151

Issuance of restricted stock:
Additional paid-in capital	$(2,400)	$—	$—
Deferred compensation	2,400	—	—

Total	$—	$—	$—

Retirement of fully depreciated assets:
Rental properties, gross	$(9,427)	$—	$—
Accumulated depreciation	9,427	—	—

Total	$—	$—	$—

Unrealized loss on marketable securities	$—	$—	$(31)

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

As of December 31, 2004, 36,033,126 shares of Common Stock and 6,850,325 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 3,001,957 shares of Common Stock issuable upon redemption of 3,001,957 partnership units in the Operating Partnership (as defined below), there would be 39,035,083 shares of Common Stock outstanding as of December 31, 2004. In 1999 and 2000, the Company’s Board of Directors authorized the repurchase of up to 8,210,700 shares of Common Stock and 3,450,000 shares of Preferred Stock. As of December 31, 2004, 6,394,816 shares of Common Stock and 1,543,700 shares of Preferred Stock (excluding the redemptions discussed below) have been repurchased at a total cost of approximately $131 million.

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

On April 30, 2004 (the “Redemption Date”), the Company redeemed, on a pro rata basis, as to record holders, approximately 3.1 million shares of Preferred Stock, representing approximately 31.2% of the total number of outstanding shares. The redemption price was $25.775 per share of Preferred Stock plus $0.183 per share in accrued and unpaid dividends for the period from March 26, 2004 through and including the Redemption Date, without interest. This redemption was funded with proceeds from the Company’s March 2004 common stock offering (as discussed in Note 20).

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and a 91.31% limited partner interest at December 31, 2004, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of December 31, 2004, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 62 real estate projects.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of December 31, 2004 and 2003, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the years ended December 31, 2004, 2003 and 2002. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation, with no effect on consolidated results of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under FIN 46 Revised’s provisions no later than the first quarter of fiscal 2004. The Company has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. Certain of the entities through which and with which the Company conducts business, including those described in Notes 6 and 8 have been deemed to be VIEs under the provisions of FIN 46 Revised. In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised (see Note 18). There are other alliances which are VIEs, but the Company is not the primary beneficiary of them.

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

As of December 31, 2004, 376,241 shares of bonus grants were outstanding under the Plan. The intrinsic value of the shares granted has been recorded as deferred compensation, with an offsetting entry to additional paid-in-capital, in the accompanying financial statements. The vesting of 326,241 of these shares is time-based and the deferred compensation related to these shares is being amortized to general and administrative expense ratably over the respective vesting periods that range from 1 to 10 years. As a result, additional compensation expense of $861,258, $920,439 and $198,700 was recognized during the years ended December 31, 2004, 2003 and 2002, respectively, in the accompanying consolidated statements of income. The vesting of 50,000 of these shares, which were granted on March 30, 2004, is based on achieving annual performance metrics over a ten-year period. The Company accounts for these shares under the recognition and measurement principles of FASB Interpretation No. 28. As a result, additional compensation expense of $233,732 was recognized during the year ended December 31, 2004 in the accompanying consolidated statement of income.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

		2004	2003	2002
Net income available to Common Stockholders	As reported	$4,825	$10,417	$2,926
	SFAS No. 123 Adjustment	(102)	(693)	(1,201)

	Pro forma	$4,723	$9,724	$1,725

Basic earnings per share	As reported	$0.15	$0.38	$0.11
	SFAS No. 123 Adjustment	—	(0.03)	(0.04)

	Pro forma	$0.15	$0.35	$0.07

Diluted earnings per share	As reported	$0.15	$0.38	$0.10
	SFAS No. 123 Adjustment	—	(0.03)	(0.04)

	Pro forma	$0.15	$0.35	$0.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during 2002: expected dividend yield of 8.42%, expected volatility of 27.94%, weighted average risk-free interest rate of 3.28% and average expected life of 3.73 years. Based on these assumptions, the weighted average fair value of options granted in 2002 would be calculated as $2.17. Compensation cost has been adjusted by 5.42% in 2002 to account for assumed forfeitures based on historical experience and management expectations. There were no stock options granted during the years ended December 31, 2004 and 2003.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities (included in other liabilities), and the unsecured bank line of credit, the recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates that the Company would be able to obtain for mortgage loans to third parties with similar terms, the carrying value of the Company’s mortgage loans receivable approximates fair value. Based on interest rates available to the Company for debt with comparable maturities and other terms, the estimated fair value of the Company’s secured mortgage loans as of December 31, 2004 and December 31, 2003, would be approximately $711,864 and $666,033 (in thousands), respectively.

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

At December 31, 2004, the Company was not a party to any derivative financial instruments.

Leasing and Financing Costs

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related notes payable or leases.

Minority Interest

Minority interest represents the 7.69% and 9.73% limited partner interests in the Operating Partnership not held by the Company at December 31, 2004 and 2003, respectively. The Company periodically adjusts the carrying value of minority interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of limited partnership interest in the Operating Partnership.

Revenues

The Company recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Company’s collection experience and the credit quality of the Company’s tenants change. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Company has previously recognized as revenue, or if other tenants pay rent whom the Company previously estimated would not. Rental revenue also includes the amortization of above or below market in-place leases recognized in accordance with SFAS No. 141 as discussed under the previous “Rental Properties” accounting policy.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. Generally, differences between estimated and actual amounts are recognized in the subsequent year. However, where actual expenses are significantly less than estimates, the Company will accrue the amounts estimated to be due to tenants in the same period.

For the years ended December 31, 2004, 2003 and 2002, no one tenant represented 10% or more of rental revenue of the Company.

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

Income Taxes

The Company has elected to be taxed as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code. A real estate investment trust is generally not subject to federal income tax on that portion of its taxable income that is distributed to its stockholders, provided that at least 90% of taxable income is distributed. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. For the years ended December 31, 2004, 2003 and 2002, approximately 63%, 85% and 27%, respectively, of the distributions paid to common stockholders represented a return of capital for income tax purposes. For the years ended December 31, 2004, 2003 and 2002, none of the distributions paid to preferred stockholders represented a return of capital for income tax purposes. The Company has generally elected to distribute all of its taxable capital gain. For the years ended December 31 2004, 2003 and 2002, approximately 0.2%, 0% and 5%, respectively, of the distributions paid to common stockholders and approximately 1%, 0% and 7%, respectively, of the distributions paid to preferred stockholders represents a dividend taxable as long-term capital gain, in addition to the unrecaptured Section 1250 gain set forth below. Approximately 1%, 0% and 3% of the distributions paid to common stockholders and 2%, 0% and 4% of the distributions paid to preferred stockholders represents a dividend taxable as unrecaptured Section 1250 gain for the years ended December 31, 2004, 2003 and 2002, respectively. The portion of the distributions other than return of capital, long-term capital gain and unrecaptured Section 1250 gain is taxable as ordinary dividend income. The distributions above do not include those made as a result of the preferred stock redemptions, including amounts intended to simulate accrued, but undeclared and unpaid dividends.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Note 3. RENTAL PROPERTIES

The cost and accumulated depreciation of rental properties, by market, as of December 31, 2004 and 2003, are as follows (in thousands):

	As of December 31, 2004
	Land	Buildings & Improve- ments	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$40,877	$224,996	$265,873	$(26,179)	$239,694	*
Southern California	39,780	189,952	229,732	(26,020)	203,712	*
Boston	21,237	154,258	175,495	(27,654)	147,841	*
Northern New Jersey	26,133	145,828	171,961	(33,051)	138,910
San Francisco	36,051	84,239	120,290	(14,164)	106,126
Chicago	2,746	103,456	106,202	(27,722)	78,480
St. Louis	7,192	29,030	36,222	(6,827)	29,395
Tampa/Orlando	9,150	47,390	56,540	(10,938)	45,602	*
Denver	6,222	45,505	51,727	(6,090)	45,637	*
Minneapolis	6,129	31,686	37,815	(8,168)	29,647
Las Vegas	7,746	33,695	41,441	(8,387)	33,054
Omaha	1,534	36,743	38,277	(8,702)	29,575
Indianapolis	691	4,766	5,457	(1,055)	4,402
All others	13,612	80,088	93,700	(23,188)	70,512
Property held for sale	(6,822)	(56,600)	(63,422)	7,916	(55,506)

Total	$212,278	$1,155,032	$1,367,310	$(220,229)	$1,147,081

*	Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $7,287 in Washington D.C., $5,627 in Southern California, $5,244 in Boston, $621 in Tampa/Orlando, and $1,230 in Denver.

	As of December 31, 2003
	Land	Buildings & Improve- ments	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$33,663	$219,608	$253,271	$(21,327)	$231,944	*
Southern California	39,780	189,081	228,861	(17,617)	211,244	*
Boston	22,751	161,038	183,789	(23,804)	159,985	*
Northern New Jersey	26,137	144,666	170,803	(27,995)	142,808
San Francisco	36,051	83,195	119,246	(11,056)	108,190
Chicago	2,746	102,814	105,560	(24,152)	81,408
St. Louis	7,192	27,746	34,938	(5,870)	29,068
Tampa/Orlando	8,286	41,016	49,302	(9,272)	40,030
Denver	4,654	37,919	42,573	(4,651)	37,922
Minneapolis	6,129	30,629	36,758	(6,821)	29,937
Las Vegas	7,746	33,269	41,015	(7,070)	33,945
Omaha	1,534	34,601	36,135	(7,304)	28,831
Indianapolis	691	6,420	6,931	(2,435)	4,496
All others	13,612	79,389	93,001	(19,347)	73,654
Property held for sale	(6,822)	(56,074)	(62,896)	5,522	(57,374)

Total	$204,150	$1,135,137	$1,339,287	$(183,199)	$1,156,088

*	Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $7,074 in Washington D.C., $9,083 in Southern California, and $6,949 in Boston.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The Company leases its commercial and industrial property under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	$139,405
2006	127,299
2007	110,143
2008	86,086
2009	65,032
Thereafter	155,084

$683,049

Note 4. ACQUISITIONS OF RENTAL PROPERTIES

In the fourth quarter of 2004, the Company acquired University Business Center IV, a 48,000 square foot, single-story multi-tenant office building, built in 2002 and located within the University Business Center Park in Tampa, Florida. This acquisition increases the Company’s presence in the University Business Center to three office buildings totaling 145,333 square feet. The total acquisition cost of approximately $6.5 million was funded using a draw from the Company’s unsecured bank line of credit. SFAS No. 141 requires the acquirer to allocate a portion of the acquisition costs to intangible assets and liabilities in applying the purchase method of accounting. In accordance with SFAS No. 141, intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $621,000. Liabilities related to below-market rate in-place leases amounted to approximately $47,000.

In third quarter of 2004, the Company acquired Three Gateway Center, an 80,000 square foot, 4-story office building located at Gateway Business Park in Denver, Colorado. This acquisition increases the Company’s presence at Gateway Business Park to four office buildings totaling 302,520 square feet. The total acquisition cost of approximately $8.5 million was funded using a draw from the Company’s unsecured bank line of credit. In accordance with SFAS No. 141, intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $1.3 million. Liabilities related to below-market rate in-place leases amounted to approximately $96,000.

In second quarter of 2004, the Company acquired 1100 17th Street, a 143,000 square foot, 12-story multi-tenant office building located in Washington, D.C. The total acquisition cost of approximately $38.2 million was funded using 1031 tax-deferred exchange proceeds from the sale of an office building, along with the assumption of a $21 million loan from a life insurance company. The assumed loan bears a floating interest rate of 30-day LIBOR plus 1.75%, with a floor of 3.5%, and matures on July 1, 2007. In accordance with SFAS No. 141, intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $3.2 million. Liabilities related to below-market rate in-place leases amounted to approximately $1.6 million.

Note 5. DISPOSITIONS OF RENTAL PROPERTIES

In 2004, the Company sold five properties for an aggregate sales price of approximately $52 million which generated a total net gain of approximately $14.4 million. The five properties sold were:

Property	Location	Date of Sale	Total Square Footage	Sales Price ($000’s)
Valley Forge VI	Pennsylvania	01/13/04	30,000	$1,100
Cameron Run	Washington D.C.	06/16/04	143,707	$29,925
90 Libbey Parkway	Boston	07/29/04	79,825	$3,900
Germantown	Washington D.C.	08/12/04	79,480	$9,600
Canton Business Center	Boston	10/04/04	79,565	$7,500

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the gain on sale and the related operating results from these sold properties are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet with the related results from

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

operations classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Rockwall I and II was classified as held for sale at December 31, 2004, and was sold in January 2005. See Note 21 for further discussion.

The major classes of assets and liabilities of Rockwall I and II, classified as held for sale, at December 31, 2004, and its related balances at December 31, 2003 are as follows (dollars in thousands):

	Dec. 31, 2004	Dec. 31, 2003
ASSETS
Rental properties, gross	$63,422	$62,896
Accumulated depreciation	(7,916)	(5,522)

Rental properties, net	55,506	57,374

Deferred leasing & financing costs, net	849	997
Other assets	972	1,765

Property held for sale	$57,327	$60,136

LIABILITIES
Notes payable	$43,322	$43,878
Other liabilities	(22)	(62)

Obligations associated with property held for sale	$43,300	$43,816

Below is a summary of the results of operations of sold and held for sale properties through their respective disposition dates, if applicable (dollars in thousands):

	Years ended December 31,
	2004	2003	2002
Total rental revenue	$12,517	$35,783	$58,157

Property operating expenses	3,509	10,184	16,180
General and administrative	3	4	3
Depreciation and amortization	3,696	8,479	15,039
Provision for impairment of real estate assets	—	—	15,845

Total operating expenses	7,208	18,667	47,067

Interest and other income	1	5	20
Interest expense	(3,713)	(8,513)	(14,007)
Loss on early extinguishment of debt	(40)	(5,588)	(1,444)

Income (loss) before gain on sales of real estate assets	1,557	3,020	(4,341)
Gain on sales of real estate assets	14,427	14,204	6,704

Discontinued operations	$15,984	$17,224	$2,363

Note 6. INVESTMENTS IN LAND AND DEVELOPMENT

The Company’s investments in land and development increased from $67,493,000 at December 31, 2003, to $147,435,000 at December 31, 2004. This increase is primarily due to the consolidation of the entity known as Marina Shores, effective January 1, 2004, in accordance with FIN 46 Revised. In addition, the Company acquired an undivided 50% tenancy in common interest in approximately 295 acres of the land at Gateway Business Park for a total purchase price of $30.7 million in 2004.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

In March 2004, the Company gained approval for its zoning and precise plan for Marina Shores Village with a 6-1 vote of the Redwood City Planning Commission. The proposed mixed use, waterfront community included approvals for the construction of 1,930 residential units, 150,000 square feet of office space and 25,000 square feet of retail space. In June 2004, the City Council unanimously approved the project with a 7-0 vote. In August 2004, a local group opposing the development qualified a referendum for the November ballot. On November 2, 2004, the referendum to ratify the city council action was defeated by approximately 2,400 votes (54% to 46%). As a result, the Company decided to abandon an option to acquire an additional nearby parcel of land known as Pete’s Harbor. In the fourth quarter of 2004, the Company recorded a provision for impairment to write off its basis in the option of $3,752,000 which consisted of previously paid option payments and predevelopment costs. Management is currently working with the city on a redesign of the project.

As of December 31, 2004 and 2003, the Company had investments in the following properties under development and land held for development. The investment descriptions are as of December 31, 2004 (dollars in thousands).

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at December 31, 2004		Investment Balance at December 31, 2003
Denver	Three Gateway Center	Third office building constructed at Gateway Park (4-story)	Denver	(1)	100%		(1)		$1,495

Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	62,972	50	%(2)	$835		753

TOTAL PROPERTIES UNDER DEVELOPMENT				62,972			$835		$2,248

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,170		$5,032

	Subtotal - Boston			235,000			5,170		5,032
Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	to be determined	50	%(3)	47,508	(3)	42,610	(3)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado zoned for office use	Denver	120,000	100%		4,750		4,750

	Subtotal -Denver			120,000			52,258		47,360
San Francisco	Marina Shores	33.2 acre mixed-use waterfront community, which could include office, retail and multifamily units; currently in entitlement process	Redwood City	to be determined	50	%(4)	79,548	(4)	31,017

	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office park	Hayward	600,000	100%		16,530		16,427

	Subtotal - San Francisco			600,000			96,078		47,444

		Other land not currently under development	New Jersey/San Francisco				5,966		5,732

TOTAL LAND HELD FOR DEVELOPMENT				955,000			$159,472		$105,568

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT AND MORTGAGE LOANS RECEIVABLE				1,017,972			$160,307		$107,816

(1)	This property was acquired by the Company in the third quarter of 2004. See Note 4 for further discussion.
(2)	Interest in the form of a mezzanine loan.
(3)	Interest in the form of a mortgage loan receivable, mezzanine loans and equity. The investment balance includes $12,872 and $40,323 representing the balance of the mortgage loan receivable at December 31, 2004 and 2003, respectively.
(4)	Interest in the form of equity and mezzanine loans. The increase in the investment balance from December 31, 2003 to December 31, 2004 is primarily due to the Company’s consolidation of this entity on January 1, 2004, pursuant to FIN 46 Revised. See Note 18 for further discussion.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under its development alliances, the Company has provided an aggregate of approximately $4.2 million in debt guarantees; however, some of the loans were not fully drawn as of December 31, 2004. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. The Company would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for the Company’s obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that the Company must make payments under one of these guarantees, its only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by the Company in such an event can be made at this time.

Certain of the alliances with which the Company conducts business have been deemed to be VIEs as defined by FIN 46 Revised, however, other than Marina Shores as discussed above, none of these VIEs are required to be consolidated as the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $92.8 million and $54.5 million, respectively, at December 31, 2004. The Company’s maximum exposure to loss is equal to its investments in these arrangements, plus the related debt guarantees, as described above.

Note 7. INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company’s investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings (losses). Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated operating joint ventures consist of the following as of December 31, 2004 and 2003 (dollars in thousands):

					Investment Balance at December 31,
Joint Venture	Ownership Interest	Property Location	Square Footage/ Units	Property Type	2004	2003
Rincon Center I & II	10%	San Francisco, CA	741,103 sf	Mixed-Use	$4,158	$4,119
2000 Corporate Ridge	10%	McLean, VA	255,980 sf	Office	3,018	2,895
Gateway Retail I	50%	Denver, CO	12,000 sf	Retail	406	424
Lakecrest Apartments	27%	Aurora, CO	440 units	Residential	4,432	4,773

					$12,014	$12,211

Note 8. MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage of approximately $12.9 million, including accrued interest, at December 31, 2004, secured by a 50% interest in 152 acres of land at Gateway Park in Aurora, Colorado. The loan was originally funded in June 1998, had a fixed interest rate of 6.5% and a maturity date of July 2007. In July 2004, the loan agreement was amended to increase the interest rate to 9.0%. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Business Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development. No loan loss reserves have been recorded related to this loan.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

During the year ended December 31, 2004, the Company acquired an undivided 50% tenancy in common interest in approximately 295 acres of the land at Gateway Business Park which was collateral for the mortgage loan receivable, for an aggregate purchase price of $30.7 million. In connection with this acquisition, the 295 acres were released as collateral and the Company received payments totaling approximately $26.1 million on the mortgage loan receivable which were applied first to accrued interest and then to principal.

The borrowing entities in this loan arrangement have been deemed to be VIEs, but the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The Company’s maximum exposure to loss is equal to the recorded amount of its loan, including accrued interest.

Note 9. OTHER ASSETS

As of December 31, 2004 and 2003, other assets on the consolidated balance sheets consist of the following (in thousands):

	2004	2003
Accounts receivable, net of allowances of $1,422 and $372 as of December 31, 2004 and 2003, respectively	$2,858	$1,550
Straight-line rent receivable, net of allowances of $532 and $1,014 as of December 31, 2004 and 2003, respectively	15,764	10,873
Prepaid expenses	1,249	1,306
Impound accounts	1,047	4,627
Notes receivable	3,605	3,724
Investment in management contracts, net of accumulated amortization	1,156	1,749
Corporate office fixed assets, net of accumulated depreciation	158	454
Other	129	107

Total other assets	$25,966	$24,390

Note 10. SECURED AND UNSECURED LIABILITIES

The Company had the following secured mortgage loans and unsecured bank line of credit outstanding as of December 31, 2004 and 2003 (dollars in thousands):

	2004	2003
Secured loans with various lenders, bearing interest at fixed rates between 4.99% and 8.13% at December 31, 2004 and 4.57% and 8.13% at December 31, 2003, with monthly principal and interest payments ranging between $28 and $292 and maturing at various dates through December 1, 2013. These loans are secured by properties with an aggregate net carrying value of $497,782 and $406,206 at December 31, 2004 and 2003, respectively. One of these loans includes an unamortized premium of $1,190 and $2,223 at December 31, 2004 and 2003, respectively.	$345,992	$297,327

Secured loans with various lenders, bearing interest at variable rates ranging between 4.15% and 5.65% at December 31, 2004 and 3.12% and 3.47% at December 31, 2003, and maturing at various dates through November 10, 2008. These loans are secured by properties with an aggregate net carrying value of $161,541 and $186,826 at December 31, 2004 and 2003, respectively.	116,978	129,641

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

	2004	2003
Secured loan with an insurance company, net of unamortized discount of $467 and $1,492 at December 31, 2004 and 2003, respectively. The loan has two fixed rate components. The fixed rate component of $43,805 bears interest at 6.13%, matures on February 11, 2009, and requires monthly principal and interest payments of $296. The fixed rate component of $140,607 bears interest at 5.91%, matures on February 11, 2009, and requires monthly principal and interest payments of $923. The two components are cross-collateralized and are secured by properties with an aggregate net carrying value of $237,406 and $193,578 at December 31, 2004 and 2003, respectively.	$184,412	$135,813

Secured loan with an insurance company, net of unamortized discount of $538 and $679 at December 31, 2004 and 2003, respectively. The loan bears a fixed interest rate at 6.13%, matures on November 10, 2008, and requires monthly principal and interest payments of $343. This loan is secured by a cross-collateralized pool of properties with an aggregate net carrying value of $108,228 and $140,137 at December 31, 2004 and 2003 respectively.	50,688	86,544

Total mortgage loans	698,070	649,325

Unsecured $180,000 line of credit with a group of commercial banks, with a variable interest rate of 30-day LIBOR plus 1.750% and 1.525% at December 31, 2004 and 2003 (4.15% and 2.65%, respectively), monthly interest only payments and a maturity date of March 26, 2007, with one one-year extension option. In March 2004, the maturity date was extended and certain terms were modified. See below for further discussion.	21,320	89,941

Total secured and unsecured liabilities before adjustment for property held for sale	$719,390	$739,266

Mortgage loans on the consolidated balance sheets as of December 31, 2004 and 2003 are presented net of properties classified as held for sale. The following table reconciles total mortgage loans from the table above to the amounts presented on the consolidated balance sheets:

	December 31,
	2004	2003
Total mortgage loans	$698,070	$649,325
Mortgage loans related to property held for sale (Note 5)	(43,322)	(43,878)

Total mortgage loans adjusted for property held for sale	$654,748	$605,447

At December 31, 2004, the Company’s total indebtedness included fixed-rate debt of $581,092,000 and floating-rate debt of $138,298,000, and the Company’s ratio of total debt to gross book assets was approximately 44%.

In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised. Marina Shores has total debt of $45 million consisting of two loans, with a $30 million loan bearing interest at the fixed rate of 5.32%, and a $15 million loan bearing interest at the fixed rate of 7.32%. Both loans require monthly interest-only payments and were set to mature on February 15, 2005. Subsequent to December 31, 2004, the maturity date of these loans was extended to February 15, 2006.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

In the third quarter of 2004, the Company completed a modification of a fixed rate loan with an insurance company. The Company released two properties from the collateral pool and added one property, received additional loan proceeds and extended the maturity date from November 2008 to February 2009. The interest rate remains fixed at 5.905%. The two properties released from the collateral pool were a 171,359 square foot property in Eden Prairie, Minnesota, and a 79,000 square foot property in Germantown, Maryland. The Germantown, Maryland property was sold upon its release from the loan and the proceeds from this sale along with the additional loan proceeds were used to payoff a $51.4 million variable rate loan secured by a 305,110 square foot office building in Arlington, Virginia. That building was then added to the collateral pool. Excess loan proceeds were used to pay down the Company’s unsecured bank line of credit. In connection with the loan modification and payoff of the variable rate loan, the Company recognized a loss on early extinguishment of debt of approximately $1.9 million which consisted primarily of the writeoff of unamortized original financing costs.

In the third quarter of 2004, in connection with the disposition of 90 Libbey Parkway, the Company made a paydown of approximately $4.9 million on a floating-rate loan which was secured by a cross-collateralized pool of six properties. This loan bears interest at the floating rate of 30-day LIBOR plus 2.00%, requires monthly interest-only payments, and has a maturity date of December 5, 2005. The interest rate on this loan at December 31, 2004, was 4.4% and it is now secured by a cross-collateralized pool of five properties. In connection with this paydown, the Company recognized a loss on early extinguishment of debt of approximately $40,000 which consisted of the writeoff of unamortized original financing costs.

In the second quarter of 2004, we modified a mortgage loan secured by 610 West Ash, a 174,247 square foot, 19-story, Class A office building located in San Diego, California, which was acquired in the fourth quarter of 2003. We received $5 million of additional proceeds with all other loan terms remaining unchanged. The additional proceeds from this loan were used to pay down our unsecured bank line of credit.

In the second quarter of 2004, the Company closed a new $35 million loan which is secured by three office properties located in Illinois and Iowa. The loan has a maturity date of April 1, 2005, with two one-year extension options, requires monthly interest-only payments and bears interest at the floating rate of 30-day LIBOR plus 2.00%. The interest rate on this loan at December 31, 2004, was 4.4%. The proceeds from this loan were used to payoff a $35.1 million floating rate loan which was secured by a cross-collateralized pool of seven properties, had a maturity date of December 2004, and had a floating interest rate of LIBOR plus 3.25% with a floor of 5%.

In the second quarter of 2004, in connection with the acquisition of 1100 17th Street, the Company assumed a mortgage loan with an outstanding balance of approximately $21 million. The loan has a maturity date of July 1, 2007, and bears interest at a floating rate of 30-day LIBOR plus 1.75%, with a floor of 3.5%. The interest rate on this loan at December 31, 2004, was 4.15%.

In the second quarter of 2004, the Company closed a $17 million loan which is secured by a cross-collateralized pool of seven properties. The loan matures in November 2008, requires monthly interest-only payments and bears interest at a floating rate of 30-day LIBOR plus 3.25%. The interest rate on this loan at December 31, 2004, was 5.65%. The proceeds from this loan were used to pay down the Company’s unsecured bank line of credit.

In the first quarter of 2004, the Company made a paydown of approximately $9.3 million on a floating-rate loan which was secured by a cross-collateralized pool of seven properties. This loan bears interest at the floating rate of 30-day LIBOR plus 2.00%, requires monthly interest-only payments, and has a maturity date of December 5, 2005. The interest rate on this loan at December 31, 2004, was 4.4%. As a result of the paydown, one of the properties securing the loan, a 56,348 square foot office property located in Alexandria, Virginia, was released from the collateral pool. All other terms of the loan remain the same. In connection with this paydown, the Company recognized a loss on early extinguishment of debt of approximately $85,000 which consisted of the writeoff of unamortized original financing costs.

Outstanding borrowings under the Company’s unsecured bank line of credit decreased from $89,941,000 at December 31, 2003, to $21,320,000 at December 31, 2004. In March 2004, the unsecured bank line of credit was modified to extend the maturity date from September 2005 to March 2007, with one one-year extension option. The unsecured bank line of credit requires the Company, among other things, to be in compliance with certain financial and operating covenants. The Company has been in compliance during all of 2004 and remains in compliance at December 31, 2004.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

In connection with a 2001 secured financing, the Company entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expired over a term concurrent with the secured financing, was indexed to a 30-day LIBOR rate, was for a notional amount equal to the maximum amount available on the secured financing, and capped 30-day LIBOR to a maximum of 6%. The Company paid a $594,000 fee at the inception of this cap agreement of which $357,000 had been charged to earnings as of March 31, 2004. The remaining $237,000 was charged to earnings in the second quarter of 2004 when the related secured financing was paid off. At December 31, 2004, the Company was not a party to any open interest rate protection agreements.

Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of December 31, 2004, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $21,320 which has an initial maturity of March 26, 2007.

Year Ending December 31,
2005	$155,086
2006	86,111
2007	49,249
2008	142,474
2009	200,682
Thereafter	85,788

Total	$719,390

Note 11. OTHER LIABILITIES

As of December 31, 2004 and 2003, other liabilities on the consolidated balance sheets consist of the following (in thousands):

	2004	2003
Accounts payable and accrued liabilities	$3,869	$4,479
Aircraft lease buyout (see Note 17)	—	5,747
SFAS No. 141 below market rate leases, net of accumulated amortization	4,952	5,402
Unsecured note payable	2,710	2,575
Accrued retirement benefits	5,292	5,081
Interest payable	1,953	1,545
Security deposits	6,487	6,211
Property taxes payable	1,474	1,408
Prepaid rents	4,295	4,528
Deferred income	250	245

Total other liabilities	$31,282	$37,221

Note 12. LOSSES ON EARLY EXTINGUISHMENT OF DEBT

In connection with various loan payoffs (see Note 10), including those related to properties classified as discontinued operations, the Company recorded aggregate losses on early extinguishment of debt of $2,075,000, $5,882,000 and $11,442,000 during the years ended December 31, 2004, 2003 and 2002, respectively, consisting of the write-off of unamortized original financing costs and prepayment penalties. Of these total losses, $40,000, $5,588,000 and $1,444,000 have been included in discontinued operations for the years ended December 31, 2004, 2003 and 2002, respectively, as they are related to loan payoffs in connection with property sales.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Note 13. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $4,046,926, $3,530,212, and $3,466,393 for the years ended December 31, 2004, 2003 and 2002, respectively, and consisted of property management, asset management and other fee income.

Note 14. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Years ended December 31,
	2004	2003	2002
Net income available to Common Stockholders – Basic	$4,825	$10,417	$2,926
Minority interest	—	—	291

Net income available to Common Stockholders – Diluted	$4,825	$10,417	$3,217

Weighted average shares:
Basic	31,167,080	27,608,267	27,524,059
Stock options and restricted stock	—	—	324,105
Convertible Operating Partnership Units	—	—	3,067,072

Diluted	31,167,080	27,608,267	30,915,236

Basic earnings per share	$0.15	$0.38	$0.11
Diluted earnings per share	$0.15	$0.38	$0.10

For the years ended December 31, 2004 and 2003, options to purchase shares of the Company’s common stock of 2,766,034 and 3,021,034, respectively, and convertible operating partnership units of 3,001,957 and 3,008,815, respectively, have been excluded from the computation of diluted earnings per share as they are anti-dilutive. Options to purchase 2,851,903 shares of the Company’s common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2002, because their exercise prices were greater than the average market price of the Company’s common stock of $20.43. The preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented.

Note 15. STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the “Plan”) to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company’s 1997 Annual Meeting of Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights (“SARs”) or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights (“DERs”), Performance Units or Preference Shares. The total number of shares of Common Stock available under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

the Plan, may be granted under the Plan may not exceed 1,140,000 shares. In May 1999, the Company’s stockholders approved the grant of 700,000 non-qualified stock options to Robert Batinovich, Chairman of the Company, and 300,000 non-qualified stock options to Andrew Batinovich, President and CEO of the Company, outside the Plan, at exercise prices ranging from $27.03 to $37.84. As of December 31, 2004, 2,766,034 options to purchase shares of Common Stock, including the 1,000,000 of stock options granted to Robert Batinovich and Andrew Batinovich as described above, and 376,241 shares of bonus grants were outstanding under the Plan. The intrinsic value of the bonus grants has been recorded as deferred compensation, with an offsetting entry to additional paid-in-capital, in the accompanying financial statements. See Note 2 for further discussion of the Company’s policies related to its accounting for stock based compensation.

A summary of the status of the Company’s stock option plan as of December 31, 2004, 2003 and 2002, and changes during the years then ended are presented in the table below:

	2004		2003		2002
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	3,021,034	$22.44	3,223,743	$22.03	4,146,186	$20.23
Granted	—	—	—	—	5,000	$20.69
Exercised	(163,170)	$16.34	(125,212)	$14.17	(801,776)	$13.54
Forfeited/Canceled	(91,830)	$19.45	(77,497)	$18.54	(125,667)	$16.72

Outstanding at end of year	2,766,034	$22.88	3,021,034	$22.44	3,223,743	$22.03
Exercisable at end of year	2,425,420	$23.65	2,282,633	$24.35	2,090,529	$25.06

The following table summarizes information about stock options outstanding at December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	Number Outstanding at 12/31/04	Weighted-average remaining contractual life	Weighted - average exercise price	Number Exercisable at 12/31/04	Weighted- average exercise price
Range of Exercise Prices
$11.35 to $15.14	391,104	2.9 years	$13.50	377,482	$13.46
$15.14 to $18.92	933,830	5.1 years	$17.13	611,838	$16.98
$18.92 to $22.70	419,100	3.4 years	$21.44	414,100	$21.45
$22.70 to $26.49	15,000	2.9 years	$25.00	15,000	$25.00
$26.49 to $30.27	340,333	3.7 years	$27.09	340,333	$27.09
$30.27 to $34.06	333,333	3.8 years	$32.44	333,333	$32.44
$34.06 to $37.84	333,334	3.8 years	$37.84	333,334	$37.84

	2,766,034	4.0 years	$22.88	2,425,420	$23.65

Note 16. SEGMENT INFORMATION

The Company owns and operates primarily office properties throughout the United States and manages its business by geographic markets. Office properties represent approximately 96% of the Company’s portfolio by net operating income and consist primarily of multi-tenant office buildings. The remaining 4% of the Company’s portfolio consists of industrial properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s geographic markets are managed separately as each market requires different operating, pricing and leasing strategies. Each represents a reportable segment. As of December 31, 2004, the Company’s largest markets are Washington D.C., Southern California, Boston, Northern New Jersey and San Francisco.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon net operating income of the combined properties which represents rental revenue less property operating expenses in each segment. Significant information used by the Company for its reportable segments (including discontinued operations) as of and for the years ended December 31, 2004, 2003, and 2002 is as follows (in thousands):

	2004	2003	2002
Washington D.C.
Rental revenue	$35,977	$33,444	$26,097
Property operating expense	9,862	9,095	6,790

Net operating income	$26,115	$24,349	$19,307

Rental properties, net	$239,694	$231,944	$152,484

Total expenditures for additions	$43,862	$117,062	$3,311

Southern California
Rental revenue	$33,514	$31,561	$23,986
Property operating expense	10,498	9,951	6,687

Net operating income	$23,016	$21,610	$17,299

Rental properties, net	$203,712	$211,244	$202,116

Total expenditures for additions	$2,219	$36,403	$128,878

Boston
Rental revenue	$28,791	$26,387	$22,032
Property operating expense	11,215	9,344	6,546

Net operating income	$17,576	$17,043	$15,486

Rental properties, net	$147,841	$159,985	$94,029

Total expenditures for additions	$4,507	$71,734	$2,470

Northern New Jersey
Rental revenue	$24,500	$24,145	$24,788
Property operating expense	8,575	7,588	6,277

Net operating income	$15,925	$16,557	$18,511

Rental properties, net	$138,910	$142,808	$142,603

Total expenditures for additions	$2,403	$16,431	$4,677

San Francisco
Rental revenue	$10,177	$10,642	$10,099
Property operating expense	3,142	2,749	2,929

Net operating income	$7,035	$7,893	$7,170

Rental properties, net	$106,126	$108,190	$109,974

Total expenditures for additions	$1,416	$1,576	$26,508

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

	2004	2003	2002
Chicago
Rental revenue	$12,724	$12,003	$16,244
Property operating expense	5,798	5,775	5,740

Net operating income	$6,926	$6,228	$10,504

Rental properties, net	$78,480	$81,408	$84,482

Total expenditures for additions	$1,740	$1,486	$1,530

St. Louis
Rental revenue	$8,147	$7,831	$7,850
Property operating expense	3,115	3,094	2,965

Net operating income	$5,032	$4,737	$4,885

Rental properties, net	$29,395	$29,068	$28,715

Total expenditures for additions	$1,632	$1,530	$1,806

Tampa/Orlando
Rental revenue	$7,573	$8,653	$8,870
Property operating expense	2,632	2,360	2,600

Net operating income	$4,941	$6,293	$6,270

Rental properties, net	$45,602	$40,030	$47,008

Total expenditures for additions	$7,541	$910	$1,454

Denver
Rental revenue	$5,585	$8,926	$12,789
Property operating expense	2,171	3,089	3,791

Net operating income	$3,414	$5,837	$8,998

Rental properties, net	$45,637	$37,922	$89,847

Total expenditures for additions	$9,390	$2,397	$15,575

Minneapolis
Rental revenue	$5,711	$6,075	$6,274
Property operating expense	2,463	2,579	2,819

Net operating income	$3,248	$3,496	$3,455

Rental properties, net	$29,647	$29,937	$29,855

Total expenditures for additions	$1,367	$1,545	$1,999

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

	2004	2003	2002
Las Vegas
Rental revenue	$5,041	$5,240	$6,522
Property operating expense	1,095	1,350	1,629

Net operating income	$3,946	$3,890	$4,893

Rental properties, net	$33,054	$33,945	$60,236

Total expenditures for additions	$721	$271	$1,781

Omaha
Rental revenue	$6,107	$5,836	$5,757
Property operating expense	2,269	2,309	2,046

Net operating income	$3,838	$3,527	$3,711

Rental properties, net	$29,575	$28,831	$29,668

Total expenditures for additions	$2,465	$715	$816

Indianapolis
Rental revenue	$951	$3,554	$4,442
Property operating expense	156	153	405

Net operating income	$795	$3,401	$4,037

Rental properties, net	$4,402	$4,496	$30,265

Total expenditures for additions	$132	$8	$13

All Others
Rental revenue	$6,979	$14,340	$22,043
Property operating expense	4,197	6,462	9,269

Net operating income	$2,782	$7,878	$12,774

Rental properties, net	$70,512	$73,654	$147,238

Total expenditures for additions	$2,499	$15,109	$4,017

Discontinued Operations
Rental revenue	$(12,517)	$(35,783)	$(58,157)
Property operating expenses	(3,509)	(10,184)	(16,180)

Net operating income	$(9,008)	$(25,599)	$(41,977)

Rental properties, net	$(55,506)	$(57,374)	$(57,730)

Total expenditures for additions	$—	$—	$—

Total
Rental revenue	$179,260	$162,854	$139,636
Property operating expenses	63,679	55,714	44,313

Net operating income	$115,581	$107,140	$95,323

Rental properties, net	$1,147,081	$1,156,088	$1,190,790

Total expenditures for additions	$81,894	$267,177	$194,835

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following is a reconciliation of segment revenues and net income to consolidated revenues and net income for the periods presented above (in thousands):

	2004	2003	2002
Revenues
Rental revenue for reportable segments	$179,260	$162,854	$139,636
Fees and reimbursements, including from related parties	4,047	3,616	3,672

Total operating revenue	$183,307	$166,470	$143,308

Net Operating Income
Net operating income for reportable segments	$115,581	$107,140	$95,323
Unallocated amounts:
Fees and reimbursements, including from related parties	4,047	3,616	3,672
Interest and other income	2,598	3,566	5,389
Equity in earnings of unconsolidated operating joint ventures	805	604	329
General and administrative	(11,582)	(12,370)	(11,685)
Depreciation and amortization	(58,952)	(50,145)	(37,873)
Interest expense	(33,742)	(29,988)	(24,739)
Loss on early extinguishment of debt	(2,035)	(294)	(9,998)
Provision for impairment of real estate assets	(3,752)	(2,852)	—
Provision for impairment of non-real estate assets	—	(5,746)	—

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	$12,968	$13,531	$20,418

The following is a reconciliation of segment assets to total assets for the periods presented above (in thousands):

	2004	2003
Rental Properties, net, for reportable segments	$1,147,081	$1,156,088
Unallocated amounts:
Property held for sale	57,327	60,136
Investments in land and development	147,435	67,493
Investments in unconsolidated operating joint ventures	12,014	12,211
Mortgage loans receivable	12,872	40,323
Leasing and financing costs, net	24,403	25,606
Cash and cash equivalents	6,003	18,992
Other assets	25,966	24,390

Total Assets	$1,433,101	$1,405,239

Note 17. PROVISIONS FOR IMPAIRMENT OF ASSETS

Provision for Impairment of Real Estate Assets

In the fourth quarter of 2004, due to the adverse outcome of an initiative for the zoning and precise plan for a mixed use project known as Marina Shores Village in Redwood City, California, the Company decided to abandon an option to acquire an additional nearby parcel of land known as Pete’s Harbor. As a result, the Company recorded a provision for impairment of $3,752,000 relating to previously paid option payments and predevelopment costs.

In the first quarter of 2003, the Company recorded a provision for impairment of approximately $2,272,000 to provide for a decrease in the carrying value of a 10% owned development joint venture which owns an office property located in San Mateo, California, to an estimated fair value of zero due to decreased leasing activity and lower than anticipated market rents. In addition, in the third quarter of 2003, the Company recorded a provision for impairment of $580,000 to reduce the carrying value of a 50% owned development joint venture, which is developing a residential project at Gateway Business Park in Aurora, Colorado, from approximately $1,125,000 to an estimated fair value of $545,000, due to lower than anticipated values.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

NOTE 18. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised. The implementation of this change has been accounted for as a change in accounting principle and applied cumulatively as of January 1, 2004. The effect of this change on the Company’s consolidated balance sheet as of December 31, 2004, and the Company’s consolidated statement of operations for the year ended December 31, 2004, is detailed in the table below. All intercompany transactions, receivables and payables have been eliminated in consolidation.

As of December 31, 2004 (in 000’s)
Balance Sheet
Investments in land and development	$46,087
Cash and cash equivalents	570
Other assets	105

Total assets	$46,762

Mortgage loans (1)	$45,000
Other liabilities	151

Total liabilities	45,151

Minority interest	2,451
Stockholders’ equity	(840)

Total liabilities and stockholders’ equity	$46,762

Year Ended December 31, 2004
Statement of Operations
Fees and reimbursements, including from related parties	$(80)

Interest expense	(152)
Cumulative effect of change in accounting principle	912

Total expenses	760

Net loss	$(840)

(1)	Contains a recourse provision to the Company in the amount of $30 million.

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

December 31, 2004, 2003 and 2002

Note 19. COMMITMENTS AND CONTINGENCIES

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

Litigation

Certain claims and lawsuits have arisen against the Company in its normal course of business. Based on advice from legal counsel, the Company expects that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

NOTE 20. EQUITY TRANSACTIONS

Common Stock Offerings

On December 16, 2004, the Company completed the sale of 4,000,000 shares of common stock in an offering underwritten by Goldman, Sachs & Co. The 4,000,000 shares were sold at a per share price of $20.80, resulting in proceeds, net of offering costs, of approximately $82 million. The Company used the net proceeds to redeem a portion of the outstanding shares of its Preferred Stock on January 28, 2005 (as discussed in Note 21). In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under the Company’s unsecured bank line of credit.

On March 19, 2004, the Company completed the sale of 3,910,000 shares of common stock (including the exercise of the over allotment of 510,000 shares) in an offering underwritten by Goldman, Sachs & Co. The 3,910,000 shares were sold at a per share price of $21.20, resulting in proceeds, net of offering costs, of approximately $81.3 million. The Company used the net proceeds to redeem a portion of the outstanding shares of its Preferred Stock in April 2004 (as discussed below). In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under the Company’s unsecured bank line of credit.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Preferred Stock Redemption

On April 30, 2004, the Company redeemed approximately 3.1 million shares of Preferred Stock, representing approximately 31.2% of the total number of outstanding shares. The redemption price was $25.775 per share of Preferred Stock plus $0.183 per share in accrued and unpaid dividends for the period from March 26, 2004 through and including April 30, 2004, without interest. This redemption was funded with proceeds from the Company’s March 2004 common stock offering which had temporarily been used to pay down the Company’s unsecured bank line of credit (as discussed above).

Note 21. SUBSEQUENT EVENTS

Acquisition

On February 1, 2005, the Company acquired Metro Place II in Vienna, VA, for a purchase price of $71.7 million. The property consists of a 234,466 square foot, ten-story Class “A” multi-tenant office building and a six-level parking garage. Completed in 1999, the property is 100% leased primarily to defense industry tenants, and is not subject to any lease expirations until 2009. The purchase price was funded with the 1031 tax deferred exchange proceeds from the sale of Rockwall I & II (discussed below) and the assumption of a $39.4 million mortgage from a life insurance company.

Dispositions

On January 18, 2005, the Company completed the sale of Rockwall I and II, a 343,000 square foot office complex located in Rockville, MD, for a sale price of $76.75 million. The gain on sale is expected to be approximately $17 million. In connection with the sale of Rockwall, the Company paid off a mortgage loan of $43.3 million and recognized a loss on early extinguishment of debt of $2.4 million which primarily consisted of a prepayment penalty in connection with the loan payoff. The Company used the proceeds of this sale to acquire Metro Place II in a 1031 tax deferred exchange (discussed above). Rockwall I and II was classified as Property Held for Sale on the accompanying consolidated balance sheets as of December 31, 2004 and 2003.

On February 9, 2005, the Company entered into a contract to sell a 93,000 square foot office building in Leawood, Kansas, for a sale price of $7.3 million. On the same day, the sale was completed and the Company recognized an impairment charge of approximately $3.8 million. The proceeds from this disposition were used to pay down the Company’s unsecured bank line of credit.

Preferred Stock Redemption

On January 28, 2005, the Company redeemed approximately 3.1 million shares of Preferred Stock, representing approximately 45.4% of the total number of outstanding shares. The redemption price was $25.5825 per share of Preferred Stock plus $0.1916 per share in accrued and unpaid dividends for the period from December 24, 2004 through and including January 28, 2005, without interest. This redemption was funded with proceeds from the December 2004 common stock offering (as discussed in Note 20) which had temporarily been used to pay down the Company’s unsecured bank line of credit.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Note 22. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except for weighted average shares and per share amounts):

	Quarter Ended
	March 31, 2004 (1)	June 30, 2004(1)	Sept 30, 2004 (1)	Dec 31, 2004(1)
OPERATING REVENUE
Rental revenue	$43,870	$45,894	$45,736	$43,760
Fees and reimbursements, including from related parties	829	1,032	757	1,429

Total operating revenue	44,699	46,926	46,493	45,189

OPERATING EXPENSES
Property operating expenses	16,184	15,610	15,795	16,090
General and administrative	2,172	4,009	3,025	2,376
Depreciation and amortization	13,944	14,662	15,228	15,118
Provision for impairment of real estate assets	—	—	—	3,752

Total operating expenses	32,300	34,281	34,048	37,336

Interest and other income	832	638	567	561
Equity in earnings of unconsolidated operating joint ventures	188	249	158	210
Interest expense	(8,153)	(8,228)	(8,632)	(8,729)
Loss on early extinguishment of debt	(85)	—	(1,950)	—

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	5,181	5,304	2,588	(105)
Minority interest	12	(667)	(29)	219

Income before discontinued operations and cumulative effect of change in accounting principle	5,193	4,637	2,559	114
Discontinued operations	419	13,369	1,160	1,036

Income before cumulative effect of change in accounting principle	5,612	18,006	3,719	1,150
Cumulative effect of change in accounting principle	(912)	—	—	—

Net income	4,700	18,006	3,719	1,150
Preferred dividends	(4,823)	(3,318)	(3,318)	(3,318)
Dividends paid on redeemed preferred stock	—	(2,073)	—	—
(Premium)/discount and writeoff of original issuance costs on preferred stock redemption and repurchases	—	(5,909)	9	—

Net income (loss) available to Common Stockholders	$(123)	$6,706	$410	$(2,168)

Basic Income (Loss) Per Share Data (2):
Continuing operations	$0.01	$(0.17)	$(0.02)	$(0.10)
Discontinued operations	0.02	0.38	0.03	0.03
Cumulative effect of change in accounting principle	(0.03)	—	—	—

Net income (loss) available to Common Stockholders	$—	$0.21	$0.01	$(0.07)

Basic weighted average shares outstanding	28,564,399	31,662,622	31,682,728	32,745,311

Diluted Income (Loss) Per Share Data (2):
Continuing operations	$0.01	$(0.17)	$(0.02)	$(0.10)
Discontinued operations	0.02	0.38	0.03	0.03
Cumulative effect of change in accounting principle	(0.03)	—	—	—

Net income (loss) available to Common Stockholders	$—	$0.21	$0.01	$(0.07)

Diluted weighted average shares outstanding	31,899,526	31,662,622	31,682,728	32,745,311

In December 2004, Axiowave Networks, Inc., a tenant at Marlborough Corporate Place, an office property located in Marlborough, Massachusetts, defaulted on its lease obligation. The Company has commenced legal action against the tenant. Axiowave’s lease encompasses approximately 100,000 square feet at Marlborough Corporate Place and accounts for approximately $2.9 million of annual revenues. As a result of this default, the Company recorded a charge of approximately $1.4 million in the fourth quarter of 2004 representing an allowance for uncollectible rent and related straight-line rents receivable.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

	Quarter Ended
	March 31, 2003(1)	June 30, 2003(1)	Sept 30, 2003(1)	Dec 31, 2003(1)
OPERATING REVENUE
Rental revenue	$38,064	$40,161	$41,469	$43,160
Fees and reimbursements, including from related parties	807	961	791	1,057

Total operating revenue	38,871	41,122	42,260	44,217

OPERATING EXPENSES
Property operating expenses	13,621	12,823	14,380	14,890
General and administrative	3,785	3,754	2,064	2,767
Depreciation and amortization	11,099	11,838	12,418	14,790
Provision for impairment of real estate assets	2,272	—	580	—

Total operating expenses	30,777	28,415	29,442	32,447

Interest and other income	808	1,116	835	807
Equity in earnings of unconsolidated operating joint ventures	123	181	174	126
Interest expense	(6,846)	(6,889)	(7,898)	(8,355)
Loss on early extinguishment of debt	—	—	—	(294)
Provision for impairment of non-real estate assets	—	(3,905)	—	(1,841)

Income before minority interest and discontinued operations	2,179	3,210	5,929	2,213
Minority interest	(613)	(588)	147	(47)

Income before discontinued operations	1,566	2,622	6,076	2,166
Discontinued operations	9,088	7,583	(2,543)	3,096

Net income	10,654	10,205	3,533	5,262
Preferred dividends	(4,891)	(4,888)	(4,889)	(4,823)
Discount on preferred stock repurchases	17	—	237	—

Net income (loss) available to Common Stockholders	$5,780	$5,317	$(1,119)	$439

Basic Income (Loss) Per Share Data(2):
Continuing operations	$(0.09)	$(0.06)	$0.04	$(0.08)
Discontinued operations	0.30	0.25	(0.08)	0.10

Net income (loss) available to Common Stockholders	$0.21	$0.19	$(0.04)	$0.02

Basic weighted average shares outstanding	27,639,046	27,600,788	27,605,193	27,596,266

Diluted Income (Loss) Per Share Data(2):
Continuing operations	$(0.09)	$(0.06)	$0.04	$(0.08)
Discontinued operations	0.30	0.25	(0.08)	0.10

Net income (loss) available to Common Stockholders	$0.21	$0.19	$(0.04)	$0.02

Diluted weighted average shares outstanding	27,639,046	27,600,788	30,901,644	27,596,266

(1)	Net earnings from discontinued operations have been reclassified for all periods presented.
(2)	Quarterly per share amounts do not necessarily sum to per share amounts for the year as weighted average shares outstanding are measured for each period presented, rather than solely for the entire year.

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
		Initial Cost to Company (1)		Costs Capitalized/ (Reduced) Subsequent to Acquisition (3)	Gross Amount Carried at December 31, 2004
Description	Encumbrances (11)	Land	Buildings and Improvements	Improvements	Land	Buildings and Improve. (9)	Total (2)	Accum. Deprec. (10)	Date Acquired (1)	Life Deprec. Over
Washington DC:
1100 17th Street	$20,470	$9,519	$30,269	$287	$9,519	$30,556	$40,075	$1,121	4/04	1-30 yrs.
1525 Wilson	(7)	12,254	60,122	2,432	12,254	62,554	74,808	7,281	1/03	1-30 yrs.
Quincy Crossing	21,679	4,153	29,961	177	4,153	30,138	34,291	1,471	10/03	1-30 yrs.
700 South Washington	—	1,981	7,894	1,044	1,981	8,938	10,919	2,411	4/97	1-30 yrs.
King Street Station II	(6)	4,220	23,181	3,137	4,220	26,318	30,538	3,548	10/01	1-30 yrs.
Montgomery Executive Center	(6)	1,928	7,676	2,216	1,928	9,892	11,820	2,431	9/97	1-30 yrs.
Rockwall I & II	43,322	6,822	50,137	6,463	6,822	56,600	63,422	7,916	6/01	1-30 yrs.

Washington DC Total	85,471	40,877	209,240	15,756	40,877	224,996	265,873	26,179

Southern California:
First Financial Plaza	31,971	9,551	37,532	1,193	9,551	38,725	48,276	4,812	3/02	1-30 yrs.
Centerstone Plaza	26,978	6,077	24,265	2,027	6,077	26,292	32,369	6,632	7/97	1-30 yrs.
Newport Plaza	(6)	3,981	22,177	1,173	3,981	23,350	27,331	3,257	10/01	1-30 yrs.
610 West Ash	22,571	4,528	30,028	908	4,528	30,936	35,464	1,684	12/03	1-30 yrs.
Aventine	50,000	14,340	61,228	2,897	14,340	64,125	78,465	7,611	8/02	1-30 yrs.
Tierrasanta Research Park	(7)	1,303	5,189	1,335	1,303	6,524	7,827	2,024	9/97	1-30 yrs.

Southern California Total	131,520	39,780	180,419	9,533	39,780	189,952	229,732	26,020

Boston:
99 Summer Street	45,000	13,574	56,021	3,194	13,574	59,215	72,789	4,481	7/03	1-30 yrs.
Hartwood Building	—	527	5,426	589	527	6,015	6,542	1,451	3/98	1-30 yrs.
313 Boston Post Road	(7)	916	9,104	2,029	916	11,133	12,049	2,581	3/98	1-30 yrs.
Marlborough Corporate Place	(7)	3,390	55,908	4,736	3,390	60,644	64,034	15,036	1/98	1-30 yrs.
Westford Corporate Center	(5)	2,091	8,310	1,586	2,091	9,896	11,987	2,532	4/97	1-30 yrs.
Flanders Research Park	—	739	5,634	1,721	739	7,355	8,094	1,573	3/98	1-30 yrs.

Boston Total	45,000	21,237	140,403	13,855	21,237	154,258	175,495	27,654

continued

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
		Initial Cost to Company (1)		Costs Capitalized/ (Reduced) Subsequent to Acquisition (3)	Gross Amount Carried at December 31, 2004
Description	Encumbrances (11)	Land	Buildings and Improvements	Improvements	Land	Buildings and Improve. (9)	Total (2)	Accum. Deprec. (10)	Date Acquired (1)	Life Deprec. Over
Northern New Jersey:
Fox Hollow Business Qtrs I	$—	$1,576	$2,358	$812	$1,576	$3,170	$4,746	$839	9/97	1-30 yrs.
CenterPointe at Bridgewater	40,673	9,023	29,032	14,931	9,023	43,963	52,986	7,969	9/97	1-30 yrs.
Frontier Executive Quarters	(7)	4,831	38,983	910	4,831	39,893	44,724	9,989	9/97	1-30 yrs.
Fairfield Business Quarters	1,913	812	3,479	156	812	3,635	4,447	891	9/97	1-30 yrs.
Vreeland Business Center	—	1,863	8,714	79	1,863	8,793	10,656	1,986	6/98	1-30 yrs.
Gatehall I	7,690	1,865	7,427	2,531	1,865	9,958	11,823	2,666	9/97	1-30 yrs.
25 Independence	(7)	4,547	18,141	1,807	4,547	19,948	24,495	5,023	9/97	1-30 yrs.
Cottontail Distribution Center	—	1,616	16,278	190	1,616	16,468	18,084	3,688	6/98	1-30 yrs.

Northern New Jersey Total	50,276	26,133	124,412	21,416	26,133	145,828	171,961	33,051

San Francisco:
Creekside Business Park	—	4,591	23,790	1,559	4,591	25,349	29,940	3,182	3/01	1-30 yrs.
400 South El Camino	(6)	4,000	30,549	8,378	4,000	38,927	42,927	9,147	3/98	1-30 yrs.
Rollins Road	22,000	27,460	18,984	979	27,460	19,963	47,423	1,835	11/00	1-30 yrs.

San Francisco Total	22,000	36,051	73,323	10,916	36,051	84,239	120,290	14,164

Chicago:
Oak Brook International Center	—	757	11,126	2,129	757	13,255	14,012	3,483	1/98	1-30 yrs.
Oakbrook Terrace Corp Ctr III	(8)	552	37,635	4,014	552	41,649	42,201	9,890	1/98	1-30 yrs.
Columbia Centre II	(8)	208	20,329	2,601	208	22,930	23,138	5,720	1/98	1-30 yrs.
Embassy Plaza	(7)	436	15,680	3,170	436	18,850	19,286	5,815	1/98	1-30 yrs.
Navistar - Chicago (4)	—	793	10,941	(4,169)	793	6,772	7,565	2,814	3/84	1-40 yrs.

Chicago Total	—	2,746	95,711	7,745	2,746	103,456	106,202	27,722

St. Louis:
University Club Tower	—	5,129	14,519	4,696	5,129	19,215	24,344	4,174	7/96	1-40 yrs.
Woodlands Plaza	(5)	1,114	4,426	1,185	1,114	5,611	6,725	1,538	4/97	1-30 yrs.
Woodlands Tech	(5)	949	3,773	431	949	4,204	5,153	1,115	4/97	1-30 yrs.

St. Louis Total	—	7,192	22,718	6,312	7,192	29,030	36,222	6,827

continued

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
		Initial Cost to Company (1)		Costs Capitalized/ (Reduced) Subsequent to Acquisition (3)	Gross Amount Carried at December 31, 2004
Description	Encumbrances (11)	Land	Buildings and Improvements	Improvements	Land	Buildings and Improve. (9)	Total (2)	Accum. Deprec. (10)	Date Acquired (1)	Life Deprec. Over
Tampa/Orlando:
Grand Regency Business Center	$—	$1,121	$4,302	$1,101	$1,121	$5,403	$6,524	$1,793	12/97	1-30 yrs.
Park Place	(6)	1,895	12,982	2,920	1,895	15,902	17,797	3,801	1/98	1-30 yrs.
University Center	—	3,002	12,331	140	3,002	12,471	15,473	1,626	various	1-30 yrs.
Oakview Center	—	1,788	6,949	59	1,788	7,008	8,796	1,709	12/97	1-30 yrs.
Lake Point Business Park	(5)	1,344	5,343	1,263	1,344	6,606	7,950	2,009	4/97	1-30 yrs.

Tampa/Orlando Total	—	9,150	41,907	5,483	9,150	47,390	56,540	10,938

Denver:
Gateway Park	—	3,696	30,274	2,433	3,696	32,707	36,403	4,432	various	1-30 yrs.
Northglenn Business Center	—	1,335	3,354	1,796	1,335	5,150	6,485	958	12/97	1-30 yrs.
Westminster Center	—	1,191	7,630	18	1,191	7,648	8,839	700	4/02	1-30 yrs.

Denver Total	—	6,222	41,258	4,247	6,222	45,505	51,727	6,090

Minneapolis:
Riverview Office Tower	(5)	4,095	16,333	5,021	4,095	21,354	25,449	5,632	4/97	1-30 yrs.
Bryant Lake	—	2,034	7,531	2,801	2,034	10,332	12,366	2,536	11/97	1-30 yrs.

Minneapolis Total	—	6,129	23,864	7,822	6,129	31,686	37,815	8,168

Las Vegas:
Citibank Office Park	(7)	4,628	18,442	3,790	4,628	22,232	26,860	5,632	9/97	1-30 yrs.
Palms Business Center IV & North	—	3,118	10,339	1,124	3,118	11,463	14,581	2,755	10/97	1-30 yrs.

Las Vegas Total	—	7,746	28,781	4,914	7,746	33,695	41,441	8,387

Omaha:
One Pacific Place	(7)	1,034	18,014	2,852	1,034	20,866	21,900	5,195	5/98	1-30 yrs.
Capitol Center	(8)	500	11,981	3,896	500	15,877	16,377	3,507	2/98	1-30 yrs.

Omaha Total	—	1,534	29,995	6,748	1,534	36,743	38,277	8,702

continued

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
		Initial Cost to Company (1)		Costs Capitalized/ (Reduced) Subsequent to Acquisition (3)	Gross Amount Carried at December 31, 2004
Description	Encumbrances (11)	Land	Buildings and Improvements	Improvements	Land	Buildings and Improve. (9)	Total (2)	Accum. Deprec. (10)	Date Acquired (1)	Life Deprec. Over
Indianapolis:
Park 100 Industrial (4)	$—	$427	$1,813	$(1,649)	$427	$164	$591	$11	10/86	1-30 yrs.
Osram Building	—	264	4,515	87	264	4,602	4,866	1,044	4/98	1-30 yrs.

Indianapolis Total	—	691	6,328	(1,562)	691	4,766	5,457	1,055

All Others:
Valley Forge Corporate Center	—	2,505	23,184	2,238	2,505	25,422	27,927	7,524	1/98	1-30 yrs.
J.I. Case - Kansas City (4)	—	236	3,264	(1,197)	236	2,067	2,303	842	3/84	1-30 yrs.
Leawood Office Building	—	1,124	10,300	1,524	1,124	11,824	12,948	2,845	3/98	1-30 yrs.
Thousand Oaks	—	9,747	40,355	6,202	9,747	46,557	56,304	11,977	12/97	1-30 yrs.
Miscellaneous investments	—	—	—	(5,782)	—	(5,782)	(5,782)	—

All Others Total	—	13,612	77,103	2,985	13,612	80,088	93,700	23,188

Property held for sale	(43,322)	(6,822)	(50,137)	(6,463)	(6,822)	(56,600)	(63,422)	(7,916)

Combined Total	$609,748	$212,278	$1,045,325	$109,707	$212,278	$1,155,032	$1,367,310	$220,229

(1)	Initial cost and date acquired by GRT Predecessor Entities, where applicable.
(2)	The aggregate cost for Federal income tax purposes is $1,417,860.
(3)	Bracketed amounts represent reductions to carrying value.
(4)	Initial cost represents original book value carried forward from the financial statements of the GRT Predecessor Entities.
(5)	Cross collateralized loan secured by five properties - $31,703.
(6)	Cross collateralized loans secured by five properties - $67,688.
(7)	Cross collateralized loan secured by nine properties - $184,412.
(8)	Cross collateralized loan secured by three properties - $35,000.
(9)	Includes at market and above market rate in-place leases of $3,185 for 1100 17th Street, $4,779 for 1525 Wilson, $2,298 for Quincy Crossing, $2,416 for King Street Station II, $1,796 for First Financial Plaza, $2,086 for Newport Plaza, $2,693 for 610 West Ash, $4,868 for Aventine, $7,271 for 99 Summer Street, $621 for University Center, $1,318 for Gateway Park.
(10)	Includes accumulated amortization on at market and above market rate in-place leases of $428 for 1100 17th Street, $3,546 for 1525 Wilson, $312 for Quincy Crossing, $1,105 for King Street Station II, $1,347 for First Financial Plaza, $917 for Newport Plaza, $648 for 610 West Ash, $2,903 for Aventine, $2,027 for 99 Summer Street, and $88 for Gateway Park.
(11)	Excludes $45 million encumbrance related to the Marina Shores development project, consolidated pursuant to FIN 46 Revised. See Note 18 for further discussion.

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31:

	2004	2003	2002
Rental Property:
Balance at beginning of year	$1,339,287	$1,372,599	$1,338,022
Add back prior year adjustment for properties held for sale	62,896	60,937	—
Additions during year:
Property acquisitions and additions	81,894	267,177	194,835
Retirements/sales	(53,345)	(298,530)	(83,714)
Provisions for impairment	—	—	(15,845)
Miscellaneous	—	—	238

Balance at end of year before adjustment for property held for sale	1,430,732	1,402,183	1,433,536
Property held for sale (Note 5)	(63,422)	(62,896)	(60,937)

Balance at year end	$1,367,310	$1,339,287	$1,372,599

Accumulated Depreciation:
Balance at beginning of year	$183,199	$181,809	$146,198
Add back prior year adjustment for properties held for sale	5,522	3,207	—
Additions during year:
Depreciation	47,508	43,625	47,979
Retirements/sales	(8,084)	(39,920)	(9,161)

Balance at end of year before adjustment for property held for sale	228,145	188,721	185,016
Property held for sale (Note 5)	(7,916)	(5,522)	(3,207)

Balance at end of year	$220,229	$183,199	$181,809

See accompanying independent registered public accounting firm’s report.

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

December 31, 2004

(in thousands)

COLUMN A	COLUMN B		COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H
Description of Loan and Securing Property	Current Interest Rate		Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount, including accrued interest(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage loan secured by land located in Aurora, Colorado	9.0	% (1)	7/1/07	Periodic interest and principal payments from proceeds of land parcel sales in the project	None	$15,486	$12,872	None

(1)	In July 2004, the loan was modified to increase the interest rate to 9.0%. See Note 8 for further discussion.
(2)	The aggregate cost for Federal income tax purposes is $20,836.

(continued)

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

December 31, 2004

(in thousands)

The following is a summary of changes in the carrying amount of mortgage loans receivable for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Balance at beginning of year	$40,323	$41,813	$39,061

Additions during year:
Additional advances	—	2,720	—
Interest accruals	1,802	2,871	4,430

Deductions during year:
Collections of principal	(27,041)	(3,426)	—
Collections of accrued interest	(2,212)	(3,655)	(1,678)

Balance at end of year	$12,872	$40,323	$41,813

See accompanying independent registered public accounting firm’s report.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

	By:	Glenborough Realty Trust Incorporated,

Date: March 16, 2005		/s/ Andrew Batinovich
Andrew Batinovich
President and
Chief Executive Officer

Date: March 16, 2005		/s/ Stephen Saul
Stephen Saul
Executive Vice President and
Chief Financial Officer

Date: March 16, 2005		/s/ Brian Peay
Brian Peay
Senior Vice President,
Finance and Accounting
(Principal Accounting Officer)

Date: March 16, 2005		/s/ Laura Wallace
Laura Wallace
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.01	Articles of Amendment and Restatement of Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

3.02	Amended Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.03	The Company’s Form of Articles Supplementary relating to the 7 3/4% Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.04	Articles Supplementary of the Series B Preferred Stock (relating to the Rights Plan) are incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

4.01	Form of Common Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

4.02	Form of 7 3/4% Series A Convertible Preferred Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A which was filed on January 22, 1998.

10.01	Form of Indemnification Agreement for existing Officers and Directors of the Company is incorporated herein by reference to Exhibit 10.02 to the Company’s Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

10.02*	Stock Incentive Plan of the Company (amended and restated as of March 20, 1997) is incorporated herein by reference to Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.03*	Employment Agreement between the Company and Michael Steele is incorporated herein by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.04	Registration Agreement between the Company and GPA, Ltd. is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.05*	Amended and Restated Employment Agreement dated May 7, 2003, between Robert Batinovich and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.06*	Amended and Restated Employment Agreement dated May 7, 2003, between Andrew Batinovich and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.07*	Employment Agreement dated May 7, 2003, between Sandra L. Boyle and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.08*	Letter Agreement dated May 7, 2003, between Robert Batinovich and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.09*	Letter Agreement dated May 7, 2003, between Andrew Batinovich and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.10*	Letter Agreement dated May 7, 2003, between Sandra L. Boyle and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

EXHIBIT INDEX - continued

Exhibit Number	Exhibit Title
11.01	Statement re: Computation of Per Share Earnings is shown in Note 14 of the Consolidated Financial Statements of the Company in Item 15.

12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21.01	Significant Subsidiaries of the Registrant

23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer

31.02	Section 302 Certification of Stephen R. Saul, Chief Financial Officer

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer

32.02	Section 906 Certification of Stephen R. Saul, Chief Financial Officer

*	Indicates management contract or compensatory plan or arrangement.