Form 10-Q
period 2005-03-31
GLENBOROUGH REALTY TRUST INC
filed 2005-05-10
CIK 929454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 5, 2005, 36,054,663 shares of Common Stock ($.001 par value) and 3,740,807 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value, $25.00 per share liquidation preference) were outstanding.

INDEX

GLENBOROUGH REALTY TRUST INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Rental properties, gross	$1,371,855	$1,358,769
Accumulated depreciation and amortization	(226,394)	(218,209)

Rental properties, net	1,145,461	1,140,560

Properties held for sale (net of accumulated depreciation and amortization of $2,132 and $10,926 as of March 31, 2005 and December 31, 2004, respectively)	6,552	63,928
Investments in land and development	132,728	147,435
Investments in unconsolidated operating joint ventures	11,875	12,014
Mortgage loans receivable	20,220	12,872
Leasing and financing costs (net of accumulated amortization of $16,875 and $17,814 as of March 31, 2005 and December 31, 2004, respectively)	29,033	24,319
Cash and cash equivalents	3,757	6,003
Other assets	30,418	25,970

TOTAL ASSETS	$1,380,044	$1,433,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$698,835	$654,748
Unsecured bank line of credit	101,889	21,320
Obligations associated with properties held for sale	126	43,380
Other liabilities	34,353	31,202

Total liabilities	835,203	750,650

Minority Interest	34,501	39,124

Stockholders’ Equity:
Common stock, $0.001 par value, 188,000,000 shares authorized, 36,047,738 and 36,033,126 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	36	36
Preferred stock, $0.001 par value, 12,000,000 shares authorized, $25.00 liquidation preference, 3,740,807 and 6,850,325 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	4	7
Additional paid-in capital	796,098	870,622
Deferred compensation	(3,834)	(4,056)
Distributions in excess of accumulated earnings	(281,964)	(223,282)

Total stockholders’ equity	510,340	643,327

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,380,044	$1,433,101

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2005 and 2004

(in thousands, except share and per share amounts)

(unaudited)

	2005	2004
OPERATING REVENUE
Rental revenue	$46,483	$43,026
Fees and reimbursements, including from related parties	1,095	829

Total operating revenue	47,578	43,855

OPERATING EXPENSES
Property operating expenses	17,475	15,865
General and administrative	3,285	2,172
Depreciation and amortization	15,479	13,611
Provision for impairment of real estate assets	54,410	—

Total operating expenses	90,649	31,648

Interest and other income	1,030	832
Equity in earnings of unconsolidated operating joint ventures	134	188
Interest expense	(9,321)	(8,153)
Loss on early extinguishment of debt	(561)	(85)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(51,789)	4,989
Minority interest	3,836	12

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(47,953)	5,001
Discontinued operations (including gain on sales of $17,320 and $120 in 2005 and 2004, respectively)	11,107	611

Income (loss) before cumulative effect of change in accounting principle	(36,846)	5,612
Cumulative effect of change in accounting principle (Note 15)	—	(912)

Net income (loss)	(36,846)	4,700
Preferred dividends	(1,812)	(4,823)
Dividends paid on redeemed preferred stock	(2,102)	—
Premium and write-off of original issuance costs on preferred stock redemption	(5,309)	—

Net income (loss) available to Common Stockholders	$(46,069)	$(123)

Basic Per Share Data:
Continuing operations	$(1.57)	$0.01
Discontinued operations	0.29	0.02
Cumulative effect of change in accounting principle	—	(0.03)

Net income (loss) available to Common Stockholders	$(1.28)	$—

Basic weighted average shares outstanding	35,928,962	28,564,399

Diluted Per Share Data:
Continuing operations	$(1.57)	$0.01
Discontinued operations	0.29	0.02
Cumulative effect of change in accounting principle	—	(0.03)

Net income (loss) available to Common Stockholders	$(1.28)	$—

Diluted weighted average shares outstanding	35,928,962	31,899,526

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2005

(in thousands)

(unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Deferred Compen- sation	Distributions in excess of accumulated earnings	Total
Balance at December 31, 2004	36,033	$36	6,850	$7	$870,622	$(4,056)	$(223,282)	$643,327
Exercise of stock options	5	—	—	—	12	—	—	12
Offering costs incurred related to December 2004 common stock offering	—	—	—	—	(158)	—	—	(158)
Mark-to-market of performance-based restricted common stock grant	—	—	—	—	(108)	108	—	—
Issuance of restricted common stock	10	—	—	—	206	(206)	—	—
Amortization of deferred compensation on restricted common stock grants	—	—	—	—	—	320	—	320
Preferred stock redemption	—	—	(3,109)	(3)	(77,745)	—	—	(77,748)
Premium and write-off of original issuance costs on preferred stock redemption	—	—	—	—	3,452	—	(5,309)	(1,857)
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(183)	—	—	(183)
Dividends paid to common and preferred stockholders	—	—	—	—	—	—	(14,425)	(14,425)
Dividends paid on redeemed preferred stock	—	—	—	—	—	—	(2,102)	(2,102)
Net loss	—	—	—	—	—	—	(36,846)	(36,846)

Balance at March 31, 2005	36,048	$36	3,741	$4	$796,098	$(3,834)	$(281,964)	$510,340

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2005 and 2004

(in thousands)

(unaudited)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$(36,846)	$4,700
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	15,842	15,057
Amortization of loan fees, included in interest expense (including discontinued operations)	657	799
Accrued interest on mortgage loans receivable	(348)	(556)
Minority interest in income from operations	(3,836)	(12)
Equity in earnings of unconsolidated operating joint ventures	(134)	(188)
Gain on sales of real estate assets (included in discontinued operations)	(17,320)	(120)
Loss on early extinguishment of debt (including discontinued operations)	2,939	85
Provision for impairment of real estate assets (including discontinued operations)	58,236	—
Cumulative effect of change in accounting principle	—	912
Amortization of deferred compensation	320	195
Increase in other assets	(10,163)	(2,894)
Increase/(decrease) in other liabilities	2,199	(5,945)

Net cash provided by operating activities	11,546	12,033

Cash flows from investing activities:
Net proceeds from sales of real estate assets	85,635	1,232
Acquisitions of rental properties	(32,452)	—
Payments for capital and tenant improvements	(5,609)	(7,401)
Investments in land and development	(2,621)	(18,410)
Distributions from unconsolidated operating joint ventures	273	220
Principal payments from mortgage loans receivable	—	14,621

Net cash provided by/(used for) investing activities	45,226	(9,738)

Cash flows from financing activities:
Proceeds from borrowings	132,977	32,676
Repayment of borrowings	(91,034)	(114,422)
Payment of deferred financing costs	(1,098)	(745)
Prepayment penalties on loan payoffs	(2,615)	—
Contributions from minority interest holders	80	40
Distributions to minority interest holders	(1,050)	(1,051)
Dividends paid to common and preferred stockholders	(14,425)	(14,569)
Proceeds from issuance of common stock, net of offering costs	(158)	81,566
Preferred stock redemption	(77,748)	—
Dividends paid on redeemed preferred stock	(2,102)	—
Premium on preferred stock redemption	(1,857)	—
Exercise of stock options	12	732

Net cash used for financing activities	(59,018)	(15,773)

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the three months ended March 31, 2005 and 2004

(in thousands)

(unaudited)

	2005	2004
Net decrease in cash and cash equivalents	$(2,246)	$(13,478)
Cash and cash equivalents at Marina Shores on January 1, 2004 (see below)	—	1,035
Cash and cash equivalents at beginning of period	6,003	18,992

Cash and cash equivalents at end of period	$3,757	$6,549

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,086 and $747 in 2005 and 2004, respectively)	$8,527	$7,296

Supplemental disclosure of non-cash investing and financing activities:

Non-cash components of consolidation of Marina Shores:
Investments in land and development	$—	$46,322
Cash and cash equivalents	—	1,035
Mortgage loans payable	—	(45,000)
Minority interest	—	(2,228)
Other assets and liabilities, net	—	(129)

Total	$—	$—

Assumption of mortgage loan in acquisition of real estate	$39,391	$—

Mortgage loan receivable related to disposition of investment in land and development	$7,000	$—

Write-off of original issuance costs on preferred stock redemption	$3,452	$—

Reallocation of limited partners’ interests in Operating Partnership	$183	$596

Mark-to-market of performance-based restricted common stock grant:
Additional paid-in capital	$(108)	$—
Deferred compensation	108	—

Total	$—	$—

Issuance of restricted common stock:
Additional paid-in capital	$(206)	$—
Deferred compensation	206	—

Total	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

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

As of March 31, 2005, 36,047,738 shares of Common Stock and 3,740,807 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 3,001,957 shares of Common Stock issuable upon redemption of 3,001,957 partnership units in the Operating Partnership (as defined below), there would be 39,049,695 shares of Common Stock outstanding as of March 31, 2005. In 1999 and 2000, the Company’s Board of Directors authorized the repurchase of up to 8,210,700 shares of Common Stock and 3,450,000 shares of Preferred Stock. As of March 31, 2005, 6,394,816 shares of Common Stock and 1,543,700 shares of Preferred Stock (excluding the redemptions discussed in Note 19) have been repurchased at a total cost of approximately $131 million.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and a 91.31% limited partner interest at March 31, 2005, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of March 31, 2005, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 61 real estate projects.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of March 31, 2005 and December 31, 2004, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the three months ended March 31, 2005 and 2004. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company as of March 31, 2005 and December 31, 2004, and the results of operations and cash flows of the Company for the three months ended March 31, 2005 and 2004.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

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

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under FIN 46 Revised’s provisions no later than the first quarter of fiscal 2004. The Company has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. Certain of the entities through which and with which the Company conducts business, including those described in Notes 6 and 8 have been deemed to be VIEs under the provisions of FIN 46 Revised. In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised (see Note 15). There are other alliances which are VIEs, but the Company is not the primary beneficiary of them.

Stock Based Compensation

The Company has an employee stock incentive plan and it accounts for stock options and stock grants (restricted shares of common stock) in the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For incentive stock options, no stock-based employee compensation cost is reflected in net income (loss) as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The options vest over periods between 1 and 7 years, and have a maximum term of 10 years.

As of March 31, 2005 and December 31, 2004, 386,241 and 376,241 shares of stock grants were outstanding under the Plan, respectively. The intrinsic value of the shares granted has been recorded as deferred compensation, with an offsetting entry to additional paid-in-capital, in the accompanying financial statements. The vesting of 336,241 of these shares is time-based and the deferred compensation related to these shares is being amortized to general and administrative expense ratably over the respective vesting periods that range from 1 to 10 years. As a result, additional compensation expense of $273,902 and $194,502 was recognized during the three months ended March 31, 2005 and 2004, respectively, in the accompanying consolidated statements of operations. The vesting of 50,000 of these shares, which were granted on March 30, 2004, is based on achieving annual performance metrics over a ten-year period. The Company accounts for these shares under the recognition and measurement principles of FASB Interpretation No. 28. As a result, additional compensation expense of $46,278 was recognized during the three months ended March 31, 2005, in the accompanying consolidated statement of operations.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

As permitted by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation” (SFAS 123), the Company has not changed its method of accounting for stock options but has provided the additional required disclosures. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands except for per share amounts).

		Three months ended March 31, 2005	Three months ended March 31, 2004
Net income (loss) available to Common Stockholders	As reported	$(46,069)	$(123)
	SFAS No. 123 Adjustment	(7)	(59)

	Pro forma	$(46,076)	$(182)

Basic earnings (loss) per share	As reported	$(1.28)	$—
	SFAS No. 123 Adjustment	—	—

	Pro forma	$(1.28)	$—

Diluted earnings (loss) per share	As reported	$(1.28)	$—
	SFAS No. 123 Adjustment	—	—

	Pro forma	$(1.28)	$—

There were no stock options granted during the three months ended March 31, 2005 and 2004.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities (included in other liabilities), and the unsecured bank line of credit, the recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates that the Company would be able to obtain for mortgage loans to third parties with similar terms, the carrying value of the Company’s mortgage loans receivable approximates fair value. Based on interest rates available to the Company for debt with comparable maturities and other terms, the estimated fair value of the Company’s secured mortgage loans as of March 31, 2005 and December 31, 2004, would be approximately $706,727 and $711,864 (in thousands), respectively.

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

At March 31, 2005 and December 31, 2004, the Company was not a party to any derivative financial instruments.

Leasing and Financing Costs

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related notes payable or leases.

Minority Interest

Minority interest represents the 7.69% limited partner interests in the Operating Partnership not held by the Company at March 31, 2005 and December 31, 2004. The Company periodically adjusts the carrying value of minority interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of limited partnership interest in the Operating Partnership.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

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

For the three months ended March 31, 2005 and 2004, no one tenant represented 10% or more of rental revenue of the Company.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

Note 3. RENTAL PROPERTIES

The cost and accumulated depreciation of rental properties, by market, as of March 31, 2005 and December 31, 2004, are as follows (in thousands):

	As of March 31, 2005
	Land	Buildings & Improvements	Total Cost	Accumulated Depreciation	Net Recorded Value
Southern California	$39,780	$190,833	$230,613	$(28,301)	$202,312	*
Washington D.C.	39,126	237,031	276,157	(20,939)	255,218	*
Northern New Jersey	26,133	145,331	171,464	(34,391)	137,073
Boston	21,237	154,299	175,536	(28,702)	146,834	*
San Francisco	36,051	83,743	119,794	(14,510)	105,284
Chicago	2,746	87,508	90,254	(28,262)	61,992
Tampa/Orlando	9,150	47,586	56,736	(11,389)	45,347	*
St. Louis	7,192	29,124	36,316	(6,938)	29,378
Denver	6,222	42,417	48,639	(6,548)	42,091	*
Minneapolis	6,129	27,930	34,059	(8,155)	25,904
Las Vegas	7,746	33,789	41,535	(8,710)	32,825
All others	14,713	84,838	99,551	(31,640)	67,911
Properties held for sale	(1,772)	(7,027)	(8,799)	2,091	(6,708)

Total	$214,453	$1,157,402	$1,371,855	$(226,394)	$1,145,461

*	Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $4,880 in Southern California, $11,639 in Washington D.C., $4,887 in Boston, $587 in Tampa/Orlando, and $1,164 in Denver.

	As of December 31, 2004
	Land	Buildings & Improvements	Total Cost	Accumulated Depreciation	Net Recorded Value
Southern California	$39,780	$189,952	$229,732	$(26,020)	$203,712	*
Washington D.C.	40,877	224,996	265,873	(26,179)	239,694	*
Northern New Jersey	26,133	145,828	171,961	(33,051)	138,910
Boston	21,237	154,258	175,495	(27,654)	147,841	*
San Francisco	36,051	84,239	120,290	(14,164)	106,126
Chicago	2,746	103,456	106,202	(27,722)	78,480
Tampa/Orlando	9,150	47,390	56,540	(10,938)	45,602	*
St. Louis	7,192	29,030	36,222	(6,827)	29,395
Denver	6,222	45,505	51,727	(6,090)	45,637	*
Minneapolis	6,129	31,686	37,815	(8,168)	29,647
Las Vegas	7,746	33,695	41,441	(8,387)	33,054
All others	15,837	121,597	137,434	(32,944)	104,490
Properties held for sale	(8,593)	(63,370)	(71,963)	9,935	(62,028)

Total	$210,507	$1,148,262	$1,358,769	$(218,209)	$1,140,560

*	Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $5,627 in Southern California, $7,287 in Washington D.C., $5,244 in Boston, $621 in Tampa/Orlando, and $1,230 in Denver.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

NOTE 4. ACQUISITION OF RENTAL PROPERTY

On February 1, 2005, the Company acquired Metro Place II in Merrifield, VA, for a purchase price of $71.7 million. The property consists of a 234,466 square foot, ten-story Class “A” multi-tenant office building and a six-level parking garage. Completed in 1999, the property is 100% leased primarily to defense industry tenants, and is not subject to any lease expirations until 2009. The purchase price was funded with the 1031 tax deferred exchange proceeds from the sale of Rockwall I & II (as discussed in Note 5) and the assumption of a $39.4 million mortgage from a life insurance company. SFAS No. 141 requires the acquirer to allocate a portion of the acquisition costs to intangible assets and liabilities in applying the purchase method of accounting. In accordance with SFAS No. 141, intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $5.3 million. Liabilities related to below-market rate in-place leases amounted to approximately $1.0 million.

NOTE 5. DISPOSITIONS OF RENTAL PROPERTIES

On January 18, 2005, the Company completed the sale of Rockwall I and II, a 343,000 square foot office complex located in Rockville, MD, for a sale price of $76.75 million. The gain on sale recognized was approximately $17.3 million. Approximately $3 million of additional gain on sale has been deferred pending resolution of sale contingencies which the Company anticipates will be resolved during the second quarter of 2005. In connection with the sale of Rockwall, the Company paid off a mortgage loan of $43.3 million and recognized a loss on early extinguishment of debt of $2.4 million which primarily consisted of a prepayment penalty in connection with the loan payoff. The Company used the proceeds of this sale to acquire Metro Place II in a 1031 tax deferred exchange (as discussed in Note 4).

On February 9, 2005, the Company entered into a contract to sell a 93,000 square foot office building in Leawood, Kansas, for a sale price of $7.3 million. On the same day, the Company recognized an impairment charge of approximately $3.8 million and the sale was completed. The proceeds from this disposition were used to pay down the Company’s unsecured bank line of credit.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the gain on sale and the related operating results from these sold properties are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet with the related results from operations classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. As of March 31, 2005, there were two properties, Lake Point Business Park and Park 100 Industrial, classified as held for sale. These two properties were sold in April 2005. See Note 20 for further discussion. Rockwall I and II was classified as held for sale at December 31, 2004, and was sold in January 2005 as discussed above.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

The major classes of assets and liabilities of the two properties classified as held for sale at March 31, 2005, and their related balances at December 31, 2004, as well as the assets and liabilities of Rockwall I and II at December 31, 2004, are as follows (dollars in thousands):

	March 31, 2005	December 31, 2004
ASSETS
Rental properties, gross	$8,799	$71,963
Accumulated depreciation	(2,091)	(9,935)

Rental properties, net	6,708	62,028

Leasing and financing costs, net	88	932
Other assets	(244)	968

Properties held for sale	$6,552	$63,928

LIABILITIES
Notes payable	$—	$43,322
Other liabilities	126	58

Obligations associated with properties held for sale	$126	$43,380

Below is a summary of the results of operations of: (i) sold properties through their respective disposition dates and (ii) properties held for sale through the current reporting period (dollars in thousands):

	Three months ended March 31,
	2005	2004
Total rental revenue	$866	$4,477

Property operating expenses	366	1,448
Depreciation and amortization	363	1,446
Provision for impairment of real estate assets	3,826	—
Interest expense	146	1,092
Loss on early extinguishment of debt	2,378	—

Total expenses	7,079	3,986

Income (loss) before gain on sales of real estate assets	(6,213)	491
Gain on sales of real estate assets	17,320	120

Discontinued operations	$11,107	$611

NOTE 6. INVESTMENTS IN LAND AND DEVELOPMENT

The Company’s investments in land and development decreased from $147,435,000 at December 31, 2004, to $132,728,000 at March 31, 2005. This decrease is primarily due to the disposition of approximately 28 acres of land held for development, known as Eden Shores located in Hayward, California. On March 25, 2005, the Company entered into a contract to sell Eden Shores to an unaffiliated third party which owns land adjacent to this parcel for a sale price of $12 million. At that time, the Company recognized an impairment charge of approximately $5.1 million which is included in the provision for impairment of real estate assets in the accompanying consolidated statement of operations for the three months ended March 31, 2005. On March 28, 2005, the sale was completed. The Company received $5 million in cash and a $7 million first mortgage loan receivable, secured by the land, with a fixed interest rate of 8%, a 20-year amortization requiring monthly principal and interest payments of approximately $59,000, and a maturity date of March 28, 2007.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

In addition, on January 31, 2005, the Company sold its interest in the Gateway Office Five development project located in Denver, Colorado, which was in the form of a mezzanine loan with a net basis of approximately $835,000 as of December 31, 2004 (see table below). In connection with this sale, the mezzanine loan principal balance and accrued interest was paid off in full. In addition, the Company received a $430,000 fee to terminate its acquisition rights for this property. This fee in included in interest and other income on the accompanying consolidated statement of operations for the three months ended March 31, 2005.

As of March 31, 2005 and December 31, 2004, the Company had investments in the following properties under development and land held for development. The investment descriptions are as of March 31, 2005 (dollars in thousands).

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at March 31, 2005		Investment Balance at December 31, 2004
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	—	—	(1)	—	(1)	$835

TOTAL PROPERTIES UNDER DEVELOPMENT				—			—		$835

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,192		$5,170

	Subtotal - Boston			235,000			5,192		5,170

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	to be determined	50	%(2)	35,202	(2)	34,636	(2)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,750		4,750

	Subtotal - Denver			120,000			39,952		39,386

San Francisco	Marina Shores	33.2 acre mixed-use waterfront community which could include office, retail and multifamily units; currently in entitlement process	Redwood City	to be determined	50	%(3)	81,553		79,548

	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office park	Hayward	—	—	(4)	—	(4)	16,530

	Subtotal - San Francisco			—			81,553		96,078

		Other land not currently under development	New Jersey/San Francisco				6,031		5,966

TOTAL LAND HELD FOR DEVELOPMENT				355,000			$132,728		$146,600

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT				355,000			$132,728		$147,435

(1)	Interest previously held in the form of a mezzanine loan. In the first quarter of 2005, the mezzanine loan was paid off in full. See above for further discussion.
(2)	Interest in the form of mezzanine loans and equity. In addition, the Company holds a mortgage loan receivable secured by the land with a balance of $13,220 and $12,872 at March 31, 2005 and December 31, 2004, respectively (see Note 8 for further discussion).

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

(3)	Interest in the form of equity and mezzanine loans. The Company consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised. See Note 15 for further discussion.
(4)	In the first quarter of 2005, the Company sold this property to an unaffiliated third party. See above for further discussion.

The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under its development alliances, the Company has provided an aggregate of approximately $2.5 million in debt guarantees; however, some of the loans were not fully drawn as of March 31, 2005. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. The Company would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for the Company’s obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that the Company must make payments under one of these guarantees, its only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by the Company in such an event can be made at this time.

Certain of the alliances with which the Company conducts business have been deemed to be VIEs as defined by FIN 46 Revised, however, other than Marina Shores as discussed in Note 15, none of these VIEs are required to be consolidated as the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $87.4 million and $50.9 million, respectively, at March 31, 2005, and $92.8 million and $54.5 million, respectively, at December 31, 2004. The Company’s maximum exposure to loss is equal to its investments in these arrangements, plus the related debt guarantees, as described above.

NOTE 7. INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company’s investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings and losses. Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated operating joint ventures consisted of the following as of March 31, 2005 and December 31, 2004 (dollars in thousands):

						Investment Balance
Joint Venture	Ownership Interest	Property Location	Square Footage/ Units		Property Type	Mar. 31, 2005	Dec. 31, 2004
Rincon Center I & II	10%	San Francisco, CA	741,103	sf	Mixed-Use	$4,094	$4,158
2000 Corporate Ridge	10%	McLean, VA	255,980	sf	Office	3,058	3,018
Gateway Retail I	50%	Denver, CO	12,000	sf	Retail	408	406
Lakecrest Apartments	27%	Aurora, CO	440	units	Residential	4,315	4,432

						$11,875	$12,014

NOTE 8. MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage of approximately $13.2 million, including accrued interest, at March 31, 2005, secured by a 50% interest in 152 acres of land at Gateway Business Park in Aurora, Colorado. The loan was originally funded in June 1998, had a fixed interest rate of 6.5% and a maturity date of July 2007. In July 2004, the loan agreement was amended to increase the interest rate to 9.0%. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Business Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development. No loan loss reserves have been recorded related to this loan. The borrowing entities in this loan arrangement have been deemed to be VIEs, but the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The Company’s maximum exposure to loss is equal to the recorded amount of its loan, including accrued interest.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

As discussed in Note 6, in connection with the Company’s disposition of approximately 28 acres of land held for development, known as Eden Shores located in Hayward, California, the Company holds a first mortgage loan receivable of $7 million, secured by the land, with a fixed interest rate of 8%, a 20-year amortization requiring monthly principal and interest payments of approximately $59,000, and a maturity date of March 28, 2007.

NOTE 9. OTHER ASSETS

As of March 31, 2005 and December 31, 2004, other assets on the consolidated balance sheets consist of the following (in thousands):

	2005	2004
Accounts receivable, net of allowances of $332 and $1,422 as of March 31, 2005 and December 31, 2004, respectively	$3,049	$2,931
Straight-line rent receivable, net of allowances of $178 and $528 as of March 31, 2005 and December 31, 2004, respectively	17,008	15,705
Prepaid expenses	4,543	1,239
Impound accounts	990	1,047
Notes receivable	3,594	3,605
Investment in management contracts, net of accumulated amortization	1,012	1,156
Other	222	287

Total other assets	$30,418	$25,970

NOTE 10. SECURED AND UNSECURED LOANS

The Company had the following mortgage loans and unsecured bank line of credit outstanding as of March 31, 2005 and December 31, 2004 (dollars in thousands):

	2005	2004
Secured loans with various lenders, bearing interest at fixed rates between 4.73% and 8.13% at March 31, 2005, and 4.99% and 8.13% at December 31, 2004, with monthly principal and interest payments ranging between $28 and $235 and maturing at various dates through December 1, 2013. These loans are secured by properties with an aggregate net carrying value of $567,928 and $497,782 at March 31, 2005 and December 31, 2004, respectively. One of these loans includes an unamortized premium of $1,117 and $1,190 at March 31, 2005 and December 31, 2004, respectively.	$381,123	$345,992

Secured loans with various lenders, bearing interest at variable rates ranging between 4.87% and 6.12% at March 31, 2005, and between 4.15% and 5.65% at December 31, 2004, and maturing at various dates through November 10, 2008. These loans are secured by properties with an aggregate net carrying value of $85,841 and $161,541 at March 31, 2005 and December 31, 2004, respectively.	83,703	116,978

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

	2005	2004

Secured loan with an insurance company, net of unamortized discount of $439 and $467 at March 31, 2005 and December 31, 2004, respectively. The loan has two fixed rate components. The fixed rate component of $43,621 at March 31, 2005 bears interest at 6.13%, matures on February 11, 2009, and requires monthly principal and interest payments of $296. The fixed rate component of $139,910 at March 31, 2005 bears interest at 5.91%, matures on February 11, 2009, and requires monthly principal and interest payments of $923. The two components are cross-collateralized and are secured by properties with an aggregate net carrying value of $233,765 and $237,406 at March 31, 2005 and December 31, 2004, respectively.

	$183,531	$184,412

Secured loan with an insurance company, net of unamortized discount of $503 and $538 at March 31, 2005 and December 31, 2004, respectively. The loan bears a fixed interest rate at 6.13%, matures on November 10, 2008, and requires monthly principal and interest payments of $343. This loan is secured by a cross-collateralized pool of properties with an aggregate net carrying value of $107,167 and $108,228 at March 31, 2005 and December 31, 2004, respectively.	50,478	50,688

Total mortgage loans	698,835	698,070

Unsecured $180,000 line of credit with a group of commercial banks, with a variable interest rate of 30-day LIBOR plus 1.525% and 1.750% at March 31, 2005 and December 31, 2004 (4.40% and 4.15%, respectively), monthly interest only payments and a maturity date of March 26, 2007, with one one-year extension option.	101,889	21,320

Total secured and unsecured loans before adjustment for properties held for sale	$800,724	$719,390

Mortgage loans on the consolidated balance sheets as of March 31, 2005 and December 31, 2004 are presented net of properties classified as held for sale. The following table reconciles total mortgage loans from the table above to the amounts presented on the consolidated balance sheets:

	March 31, 2005	December 31, 2004
Total mortgage loans	$698,835	$698,070
Mortgage loans related to properties held for sale (Note 5)	—	(43,322)

Total mortgage loans adjusted for properties held for sale	$698,835	$654,748

At March 31, 2005 and December 31, 2004, the Company’s indebtedness included fixed-rate debt of $615,132,000 and $581,092,000, respectively, and floating-rate debt of $185,592,000 and $138,298,000, respectively.

In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised. Marina Shores has total debt of $45 million consisting of two loans, with a $30 million loan bearing interest at the fixed rate of 6.11%, and a $15 million loan bearing interest at the fixed rate of 8.11%. Both loans require monthly interest-only payments and mature on February 15, 2006.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

In the first quarter of 2005, in connection with the acquisition of Metro Place II, an office property located in Merrifield, Virginia (as discussed in Note 4), the Company assumed a $39.4 million mortgage loan with an insurance company. The loan bears interest at the fixed rate of 5.06% and matures on May 1, 2010.

In the first quarter of 2005, the Company refinanced a floating-rate loan which was secured by 1100 17th Street, an office property located in Washington, D.C. The new loan is a $29 million, 4.73% fixed-rate loan with a maturity date of March 1, 2010 and is secured by the same property. The previous loan had a balance of approximately $20.3 million at the time of the refinance, had a floating interest rate of 30-day LIBOR plus 1.75% with a 3.5% floor, and a maturity date of July 1, 2007. The excess loan proceeds were used to pay down the Company’s unsecured bank line of credit. In connection with this transaction, the Company recognized a loss on early extinguishment of debt of approximately $0.5 million which consisted of a prepayment penalty and the write-off of unamortized original financing costs.

In the first quarter of 2005, in connection with the disposition of Rockwall I & II, an office complex located in Rockville, Maryland (as discussed in Note 5), the Company paid off a mortgage loan of $43.3 million which had a fixed interest rate of 6.77% and a maturity date of October 1, 2006. In connection with this payoff, the Company recognized a loss on early extinguishment of debt of approximately $2.4 million which primarily consisted of a prepayment penalty in connection with the loan payoff, as well as the write-off of unamortized original financing costs.

In the first quarter of 2005, the Company refinanced a floating-rate construction loan secured by an office property located in Bridgewater, New Jersey. The previous loan had a balance of approximately $12.8 million at the time of the refinance, had a floating interest rate of 30-date LIBOR plus 2.45% and a maturity date of January 5, 2005. The outstanding balance was reduced to $10.8 million with a fixed interest rate of 5.19% and a maturity date of January 5, 2006.

At March 31, 2005 and December 31, 2004, the Company was not a party to any open interest rate protection agreements. Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of March 31, 2005, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $101,889 which has an initial maturity of March 26, 2007.

Year Ending December 31,
2005	$60,068
2006	134,669
2007	112,504
2008	143,967
2009	202,250
Thereafter	147,266

Total	$800,724

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

NOTE 11. OTHER LIABILITIES

As of March 31, 2005 and December 31, 2004, other liabilities on the consolidated balance sheets consist of the following (in thousands):

	2005	2004
Accounts payable and accrued liabilities	$2,697	$3,863
SFAS No. 141 below market rate leases, net of accumulated amortization	5,426	4,952
Unsecured note payable	2,744	2,710
Accrued retirement benefits	5,347	5,292
Interest payable	2,281	1,953
Security deposits	6,791	6,413
Property taxes payable	2,125	1,474
Prepaid rents	3,851	4,295
Deferred gain on sale (see Note 5)	2,960	—
Deferred income	131	250

Total other liabilities	$34,353	$31,202

NOTE 12. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled approximately $122,000 and $829,000 for the three months ended March 31, 2005 and 2004, respectively, and consisted of property management, asset management and other fee income.

NOTE 13. PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS

In connection with the Company’s decision in March 2005 to dispose of assets in its non-core markets and certain non-core assets in core markets, the Company has reduced the intended holding period of 21 assets to two years or less. Based on the Company’s analysis of the future undiscounted cash flows of each asset over the next two years, the Company determined that nine of the assets were impaired. The difference between the estimated fair value (calculated by discounting estimated future cash flows and sales proceeds) and the net book value was approximately $49.3 million. When combined with impairment charges recognized on two additional assets sold during the first quarter of 2005 (as discussed in Notes 5 and 6), the total impairment charge recognized during the three months ended March 31, 2005, was approximately $58.2 million ($3.8 million of which is included in discontinued operations). The remaining twelve assets are expected to generate gains on sale.

Following is a list of the 11 assets for which an impairment charge was recorded during the first quarter of 2005:

Property	Market	Square Footage
Oakbrook Terrace Corp Center III	Chicago	232,052
Columbia Centre II	Chicago	150,133
Embassy Plaza	Chicago	140,744
Riverview Office Tower	Minneapolis	227,129
Osram Building	Indianapolis	45,265
Capitol Center	Des Moines	165,127
Thousand Oaks	Memphis	420,177
Northglenn Business Center	Denver	65,000
Fairfield Business Quarters	New Jersey	42,792
Leawood Office Building (see Note 5)	Kansas City	92,787
Eden Shores (see Note 6)	Hayward	27.94 acres

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

NOTE 14. LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with various loan payoffs (as discussed in Note 10), including those related to properties classified as discontinued operations, the Company recorded aggregate losses on early extinguishment of debt of $2,939,000 and $85,000 during the three months ended March 31, 2005 and 2004, consisting of prepayment penalties and write-offs of unamortized original financing costs. Of these total losses, $2,378,000 has been included in discontinued operations for the three months ended March 31, 2005, as it was related to a loan payoff in connection with a property sale.

NOTE 15. CONSOLIDATION UNDER FIN 46 REVISED

In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised. The implementation of this change was accounted for as a change in accounting principle and applied cumulatively as of January 1, 2004. The effect of this change on the Company’s consolidated balance sheet as of March 31, 2005 and December 31, 2004, and the Company’s consolidated statements of operations for the three months ended March 31, 2005 and 2004, is detailed in the table below. All intercompany transactions, receivables and payables have been eliminated in consolidation.

	As of March 31, 2005 (in 000’s)	As of December 31, 2004 (in 000’s)
Balance Sheet
Investments in land and development	$46,083	$46,087
Cash and cash equivalents	1,021	570
Other assets	90	105

Total assets	$47,194	$46,762

Mortgage loans (1)	$45,000	$45,000
Other liabilities	479	151

Total liabilities	45,479	45,151

Minority interest	2,531	2,451
Stockholders’ equity	(816)	(840)

Total liabilities and stockholders’ equity	$47,194	$46,762

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Statements of Operations
Fees and reimbursements, including from related parties	$(20)	$(20)

Interest expense	(45)	(35)
Cumulative effect of change in accounting principle	—	912

Total expenses	(45)	877

Net income (loss)	$25	$(897)

(1)	Contains a recourse provision to the Company in the amount of $30 million.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

The cumulative effect of the change in accounting principle resulted in a one-time non-cash reduction to the Company’s net income of $912,000, or approximately $0.03 per share, during the three months ended March 31, 2004, which represented the elimination of intercompany fee income recognized, partially offset by additions to capitalized interest on this development project as if Marina Shores had been consolidated at the inception of the Company’s investment.

NOTE 16. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended March 31,
	2005	2004
Net income (loss) available to Common Stockholders – Basic	$(46,069)	$(123)
Minority interest	—	(12)

Net income (loss) available to Common Stockholders – Diluted	$(46,069)	$(135)

Weighted average shares:
Basic	35,928,962	28,564,399
Stock options and restricted stock	—	333,170
Convertible Operating Partnership Units	—	3,001,957

Diluted	35,928,962	31,899,526

Basic earnings (loss) per share	$(1.28)	$0.00
Diluted earnings (loss) per share	$(1.28)	$0.00

For the three months ended March 31, 2005, 243,450 options to purchase shares of the Company’s common stock and 3,001,957 convertible operating partnership units have been excluded from the computation of diluted earnings per share as they are anti-dilutive. For the three months ended March 31, 2005 and 2004, options to purchase shares of the Company’s common stock of 2,514,584 and 2,628,907, respectively, have been excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the Company’s common stock of $19.68 and $20.53 for the three months ended March 31, 2005 and 2004, respectively. The preferred stock has been excluded from the computation of diluted earnings per share as it is anti-dilutive in all periods presented.

NOTE 17. SEGMENT INFORMATION

The Company owns and operates primarily office properties throughout the United States and manages its business by geographic markets. During the three months ended March 31, 2005, office properties represented approximately 95% of the Company’s portfolio by net operating income and consist primarily of multi-tenant office buildings. The remaining 5% of the Company’s portfolio consists primarily of industrial properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s geographic markets are managed separately as each market requires different operating, pricing and leasing strategies. Each represents a reportable segment. As of March 31, 2005, the Company’s largest markets are Southern California, Washington D.C., Northern New Jersey, Boston and San Francisco.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon net operating income of the combined properties which represents rental revenue less property operating expenses in each segment. Significant information used by the Company for its reportable segments (including discontinued operations) as of and for the three months ended March 31, 2005 and 2004, is as follows (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Southern California
Rental revenue	$8,693	$8,196
Property operating expenses	2,752	2,622

Net operating income	$5,941	$5,574

Washington D.C.
Rental revenue	$8,004	$8,500
Property operating expenses	2,295	2,368

Net operating income	$5,709	$6,132

Northern New Jersey
Rental revenue	$5,881	$6,175
Property operating expenses	2,464	2,330

Net operating income	$3,417	$3,845

Provision for impairment of real estate assets	$836	$—

Boston
Rental revenue	$6,479	$7,775
Property operating expenses	3,158	3,027

Net operating income	$3,321	$4,748

San Francisco
Rental revenue	$2,475	$2,621
Property operating expenses	729	942

Net operating income	$1,746	$1,679

Chicago
Rental revenue	$3,093	$3,104
Property operating expenses	1,586	1,485

Net operating income	$1,507	$1,619

Provision for impairment of real estate assets	$15,988	$—

Tampa/Orlando
Rental revenue	$2,352	$1,878
Property operating expenses	755	673

Net operating income	$1,597	$1,205

St. Louis
Rental revenue	$2,002	$2,017
Property operating expenses	838	781

Net operating income	$1,164	$1,236

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Denver
Rental revenue	$1,693	$1,183
Property operating expenses	638	491

Net operating income	$1,055	$692

Provision for impairment of real estate assets	$3,136	$—

Minneapolis
Rental revenue	$1,621	$1,447
Property operating expenses	687	637

Net operating income	$934	$810

Provision for impairment of real estate assets	$3,597	$—

Las Vegas
Rental revenue	$1,284	$1,073
Property operating expenses	304	248

Net operating income	$980	$825

All Others
Rental revenue	$3,772	$3,534
Property operating expenses	1,635	1,709

Net operating income	$2,137	$1,825

Provision for impairment of real estate assets	$34,679	$—

Discontinued Operations
Rental revenue	$(866)	$(4,477)
Property operating expenses	(366)	(1,448)

Net operating income	$(500)	$(3,029)

Provision for impairment of real estate assets	$(3,826)	$—

Total
Rental revenue	$46,483	$43,026
Property operating expenses	17,475	15,865

Net operating income	$29,008	$27,161

Provision for impairment of real estate assets	$54,410	$—

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

The following is a reconciliation of segment revenues and net operating income to total operating revenue and income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle for the periods presented above (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Revenues
Rental revenue for reportable segments	$46,483	$43,026
Fees and reimbursements, including from related parties	1,095	829

Total operating revenue	$47,578	$43,855

Net Operating Income
Net operating income for reportable segments	$29,008	$27,161
Provision for impairment of real estate assets for reportable segments	(54,410)	—
Unallocated amounts:
Fees and reimbursements, including from related parties	1,095	829
Interest and other income	1,030	832
Equity in earnings of unconsolidated operating joint ventures	134	188
General and administrative	(3,285)	(2,172)
Depreciation and amortization	(15,479)	(13,611)
Interest expense	(9,321)	(8,153)
Loss on early extinguishment of debt	(561)	(85)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$(51,789)	$4,989

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

The following is a reconciliation of segment assets to total assets for the periods presented on the consolidated balance sheets (in thousands):

	As of March 31, 2005	As of December 31, 2004
Southern California	$202,312	$203,712
Washington D.C.	255,218	239,694
Northern New Jersey	137,073	138,910
Boston	146,834	147,841
San Francisco	105,284	106,126
Chicago	61,992	78,480
Tampa/Orlando	45,347	45,602
St. Louis	29,378	29,395
Denver	42,091	45,637
Minneapolis	25,904	29,647
Las Vegas	32,825	33,054
All others	67,911	104,490
Properties held for sale	(6,708)	(62,028)

Total rental properties, net, for reportable segments	$1,145,461	$1,140,560

Unallocated amounts:
Properties held for sale	6,552	63,928
Investments in land and development	132,728	147,435
Investments in unconsolidated operating joint ventures	11,875	12,014
Mortgage loans receivable	20,220	12,872
Leasing and financing costs, net	29,033	24,319
Cash and cash equivalents	3,757	6,003
Other assets	30,418	25,970

Total Assets	$1,380,044	$1,433,101

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

March 31, 2005 and 2004

(unaudited)

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

NOTE 19. EQUITY TRANSACTIONS

Common Stock Offerings

On December 16, 2004, the Company completed the sale of 4,000,000 shares of common stock in an offering underwritten by Goldman, Sachs & Co. The 4,000,000 shares were sold at a per share price of $20.80, resulting in proceeds, net of offering costs, of approximately $81.8 million. Approximately $158,000 of offering costs were paid during the three months ended March 31, 2005. The Company used the net proceeds to redeem a portion of the outstanding shares of its Preferred Stock on January 28, 2005 (as discussed below). In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under the Company’s unsecured bank line of credit.

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

Preferred Stock Redemptions

On January 28, 2005, the Company redeemed approximately 3.1 million shares of Preferred Stock, representing approximately 45.4% of the total number of outstanding shares. The redemption price was $25.5825 per share of Preferred Stock plus $0.1916 per share in accrued and unpaid dividends for the period from December 24, 2004 through and including January 28, 2005, without interest. This redemption was funded with proceeds from the December 2004 common stock offering which had temporarily been used to pay down the Company’s unsecured bank line of credit as discussed above.

On April 30, 2004, the Company redeemed approximately 3.1 million shares of Preferred Stock, representing approximately 31.2% of the total number of outstanding shares. The redemption price was $25.775 per share of Preferred Stock plus $0.183 per share in accrued and unpaid dividends for the period from March 26, 2004 through and including April 30, 2004, without interest. This redemption was funded with proceeds from the Company’s March 2004 common stock offering which had temporarily been used to pay down the Company’s unsecured bank line of credit as discussed above.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

NOTE 20. SUBSEQUENT EVENTS

On April 25, 2005, the Company completed the sale of Park 100 Industrial, a 102,400 square foot industrial property located in Indianapolis, Indiana, for a sale price of $2.68 million. The Company expects to recognize a gain on sale in this transaction of approximately $1.9 million. In addition, on April 27, 2005, the Company completed the sale of Lake Point Business Park, a 134,360 square foot industrial property located in Orlando, Florida, for a sale price of $13.1 million. The Company expects to recognize a gain on sale in this transaction of approximately $6.5 million. The proceeds from these dispositions were used to pay down the Company’s unsecured bank line of credit. These two properties are included in the 21 assets which the Company has decided to dispose of over the next two years as discussed in Note 13.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated is a self-administered Real Estate Investment Trust (REIT) with a nationwide portfolio of 61 primarily office properties, including 4 operating joint ventures, as of March 31, 2005. We focus on owning and managing high-quality, multi-tenant office properties with strong demand attributes located in supply constrained locations within large diverse markets. Our portfolio encompasses approximately 11 million square feet with the largest concentrations in the following markets: Southern California, Washington D.C., Northern New Jersey, Boston and San Francisco.

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

Results of Operations

Overview

Portfolio Performance

Overall portfolio occupancy (excluding joint ventures) increased from 87.2% at December 31, 2004 to 87.6% at March 31, 2005. Net operating income (adjusted for discontinued operations and defined as rental revenue less property operating expenses) decreased 2.3% from $30,190,000 for the three months ended March 31, 2004, to $29,508,000 for the three months ended March 31, 2005.

Lease Maturities

Based upon the strength of the national leasing market, we anticipate that lease rollover will affect our rental revenues with changes in portfolio occupancy and changes in rental rates upon lease renewal. During the three months ended March 31, 2005, we had approximately 216,000 square feet of new office leases at an average rent of $19.32 per square foot. We also renewed approximately 369,000 square feet of office leases which expired in 2005 at an average rent per square foot of $24.06. This represented a decrease in effective rents from renewals (annualized rents net of concessions) of 8.2% during the first quarter of 2005.

Non-Core Asset Dispositions

After an in-depth review of our portfolio on an asset by asset basis, we have decided to dispose of assets in our non-core markets, as well as certain non-core assets in core markets. Accordingly, we have reduced the intended holding period of 21 assets to two years or less. Based on our analysis of the future undiscounted cash flows of each asset over the next two years, we determined that nine of the assets were impaired. The difference between the estimated fair value (calculated by discounting estimated future cash flows and sales proceeds) and the net book value was approximately $49.3 million. When combined with impairment charges of approximately $8.9 million recognized on two additional assets sold during the first quarter of 2005, the total impairment charge recognized during the three months ended March 31, 2005, was approximately $58.2 million. The remaining twelve assets are expected to generate gains on sale.

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income (loss) and gains on sales of real estate for properties sold or classified as held for sale subsequent to December 31, 2001 are reflected in the consolidated statements of operations as “Discontinued Operations” for all periods presented. As we generally reinvest the proceeds from property dispositions into the acquisition of new properties, we believe that it is necessary to discuss our results of operations after discontinued operations have been added back to the respective revenue and expense line items to provide a representation of the balances that management uses to evaluate the results of operations for the periods presented.

Following is a table which reconciles our results of operations reported in accordance with GAAP to our results of operations with discontinued operations added back to each respective revenue and expense line item. The comparative discussion of the two period’s results which follows is based on the “Adjusted” column amounts.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	As Reported	Discontinued Operations	Adjusted	As Reported	Discontinued Operations	Adjusted
OPERATING REVENUE
Rental revenue	$46,483	$866	$47,349	$43,026	$4,477	$47,503
Fees and reimbursements, including from related parties	1,095	—	1,095	829	—	829

Total operating revenue	47,578	866	48,444	43,855	4,477	48,332

OPERATING EXPENSES
Property operating expenses	17,475	366	17,841	15,865	1,448	17,313
General and administrative	3,285	—	3,285	2,172	—	2,172
Depreciation and amortization	15,479	363	15,842	13,611	1,446	15,057
Provision for impairment of real estate assets	54,410	3,826	58,236	—	—	—

Total operating expenses	90,649	4,555	95,204	31,648	2,894	34,542

Interest and other income	1,030	—	1,030	832	—	832
Equity in earnings of unconsolidated operating JV’s	134	—	134	188	—	188
Interest expense	(9,321)	(146)	(9,467)	(8,153)	(1,092)	(9,245)
Loss on early extinguishment of debt	(561)	(2,378)	(2,939)	(85)	—	(85)

Income (loss) before gain on sales of real estate assets, minority interest, discontinued operations and cumulative effect of change in accounting principle	(51,789)	(6,213)	(58,002)	4,989	491	5,480
Gain on sales of real estate assets	—	17,320	17,320	—	120	120

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(51,789)	11,107	(40,682)	4,989	611	5,600
Minority interest (1)	3,836	—	3,836	12	—	12

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(47,953)	11,107	(36,846)	5,001	611	5,612
Discontinued operations	11,107	(11,107)	—	611	(611)	—

Income (loss) before cumulative effect of change in accounting principle	(36,846)	—	(36,846)	5,612	—	5,612
Cumulative effect of change in accounting principle	—	—	—	(912)	—	(912)

Net income (loss)	(36,846)	—	(36,846)	4,700	—	4,700
Preferred dividends	(1,812)	—	(1,812)	(4,823)	—	(4,823)
Dividends paid on redeemed preferred stock	(2,102)	—	(2,102)	—	—	—
Premium and write-off of original issuance costs on preferred stock redemption	(5,309)	—	(5,309)	—	—	—

Net income (loss) available to Common Stockholders	$(46,069)	$—	$(46,069)	$(123)	$—	$(123)

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium and write-off of original issuance costs on preferred stock redemptions.

Net Operating Income. Following is a table of net operating income by market, for comparative purposes, presenting the results for the three months ended March 31, 2005 and 2004 (in thousands). The data set forth below should be read in conjunction with “Note 17. Segment Information” in our consolidated financial statements included in Item 1.

	2005	% of Total	2004	% of Total
Southern California	$5,941	20.1%	$5,574	18.5%
Washington D.C.	5,709	19.4%	6,132	20.3%
Northern New Jersey	3,417	11.6%	3,845	12.7%
Boston	3,321	11.3%	4,748	15.7%
San Francisco	1,746	5.9%	1,679	5.6%
Chicago	1,507	5.1%	1,619	5.4%
Tampa/Orlando	1,597	5.4%	1,205	4.0%
St. Louis	1,164	3.9%	1,236	4.1%
Denver	1,055	3.6%	692	2.3%
Minneapolis	934	3.2%	810	2.7%
Las Vegas	980	3.3%	825	2.7%
All others	2,137	7.2%	1,825	6.0%

Total Net Operating Income	$29,508	100.0%	$30,190	100.0%

Rental Revenue. Rental revenue was basically flat with a slight decrease of $154,000 to $47,349,000 for the three months ended March 31, 2005, from $47,503,000 for the three months ended March 31, 2004. This change primarily resulted from the bankruptcy of Axiowave Networks, Inc., a tenant at Marlborough Corporate Place, an office property located in Marlborough, Massachusetts, which defaulted on its lease obligation in December 2004. Axiowave’s lease encompassed approximately 100,000 square feet at Marlborough Corporate Place and accounted for approximately $2.9 million of annual revenues. This decrease was almost entirely offset by increases in occupancy and rental rates. Following is a table of rental revenue by market, for comparative purposes, presenting the results for the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Southern California	$8,693	$8,196
Washington D.C.	8,004	8,500
Northern New Jersey	5,881	6,175
Boston	6,479	7,775
San Francisco	2,475	2,621
Chicago	3,093	3,104
Tampa/Orlando	2,352	1,878
St. Louis	2,002	2,017
Denver	1,693	1,183
Minneapolis	1,621	1,447
Las Vegas	1,284	1,073
All others	3,772	3,534

Total Rental Revenue	$47,349	$47,503

Fees and Reimbursements, Including From Related Parties. Fees and reimbursements, including from related parties, consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated operating joint ventures and the Rancon Partnerships. This revenue increased $266,000 to $1,095,000 for the three months ended March 31, 2005, from $829,000 for the three months ended March 31, 2004, primarily due to disposition, lease consulting and other fees from the Rancon Partnerships.

Property Operating Expenses. Property operating expenses increased $528,000 to $17,841,000 for the three months ended March 31, 2005, from $17,313,000 for the three months ended March 31, 2004. This was primarily due to increased snow removal and utility costs. Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Southern California	$2,752	$2,622
Washington D.C.	2,295	2,368
Northern New Jersey	2,464	2,330
Boston	3,158	3,027
San Francisco	729	942
Chicago	1,586	1,485
Tampa/Orlando	755	673
St. Louis	838	781
Denver	638	491
Minneapolis	687	637
Las Vegas	304	248
All others	1,635	1,709

Total Property Operating Expenses	$17,841	$17,313

General and Administrative Expenses. General and administrative expenses increased $1,113,000 to $3,285,000 for the three months ended March 31, 2005, from $2,172,000 for the three months ended March 31, 2004. This increase is primarily due to increases in incentive compensation costs, higher professional fees related to Sarbanes-Oxley 404 compliance and increases in state franchise taxes.

Depreciation and Amortization. Depreciation and amortization increased $785,000 to $15,842,000 for the three months ended March 31, 2005, from $15,057,000 for the three months ended March 31, 2004. This increase is primarily due to property acquisitions, net of dispositions, depreciation of capital improvements, and amortization of at-market in-place leases we recorded in accordance with SFAS No. 141. See complete description of our accounting policy regarding recognition and amortization of at-market in-place leases in Note 2 of our consolidated financial statements.

Provision for impairment of real estate assets. In connection with our decision in March 2005 to dispose of assets in our non-core markets and certain non-core assets in core markets, we have reduced the intended holding period of 21 assets to two years or less. Based on our analysis of the future undiscounted cash flows of each asset over the next two years, we determined that nine of the assets were impaired. The difference between the estimated fair value (calculated by discounting estimated future cash flows and sales proceeds) and the net book value was $49,312,000. When combined with impairment charges of $8,924,000 recognized on two additional assets sold during the first quarter of 2005, the total impairment charge recognized during the three months ended March 31, 2005, was $58,236,000. The remaining twelve assets are expected to generate gains on sale.

Interest and Other Income. Interest and other income increased $198,000 to $1,030,000 for the three months ended March 31, 2005, from $832,000 for the three months ended March 31, 2004, primarily due to a fee we received to terminate our acquisition rights to the Gateway Office Five development project in the first quarter of 2005 (see below under Investments in Land and Development), partially offset by reduced interest income resulting from principal payments received in 2004 on our mortgage loan receivable secured by land at Gateway Business Park in Colorado.

Interest Expense. Interest expense increased $222,000 to $9,467,000 for the three months ended March 31, 2005, from $9,245,000 for the three months ended March 31, 2004. This increase is primarily due to increases in outstanding debt, conversion of floating-rate debt to fixed-rate debt and increases in variable interest rates.

Loss on Early Extinguishment of Debt. During the three months ended March 31, 2005, we recorded losses on early extinguishment of debt of $2,939,000 which consisted primarily of prepayment penalties and the write-off of unamortized original financing costs in connection with a loan payoff related to the sale of Rockwall I and II, as discussed below, as well as a loan refinance. During the three months ended March 31, 2004, in connection with a loan payoff, we recorded a loss on early extinguishment of debt of $85,000 which consisted of the write-off of unamortized original financing costs.

Gain on sales of real estate assets. The gain on sales of real estate assets of $17,320,000 during the three months ended March 31, 2005, resulted from the sale of Rockwall I and II, an office complex located in Rockville, Maryland. The gain on sales of real estate assets of $120,000 during the three months ended March 31, 2004, resulted primarily from the receipt of cash related to the settlement of contingencies from prior period dispositions.

Cumulative Effect of Change in Accounting Principle. In accordance with FIN 46 Revised, we began consolidating the entity known as Marina Shores, effective January 1, 2004, as we are deemed to be the primary beneficiary as defined by FIN 46 Revised. The implementation of this change was accounted for as a change in accounting principle and applied cumulatively as of January 1, 2004. The cumulative effect of the change in accounting principle resulted in a one-time non-cash reduction to our net income of $912,000 for the three months ended March 31, 2004, which represented the elimination of intercompany fee income recognized, slightly offset by additions to capitalized interest on this development project as if Marina Shores had been consolidated at the inception of our investment.

Charges associated with the redemption of preferred stock. In January 2005, we redeemed approximately 3.1 million shares of our outstanding 7¾% Series A Convertible Preferred Stock. In connection with this redemption, during the three months ended March 31, 2005, we incurred $2,102,000 for the final dividends paid to the redeemed preferred shareholders, as well as a charge of $5,309,000, which consisted of $3,452,000 for the non-cash write-off of original issuance costs of the preferred shares, $1,812,000 for the premium paid to redeem the preferred shares and $45,000 in other miscellaneous costs.

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2005, cash provided by operating activities was $11,546,000 as compared to $12,033,000 for the same period in 2004. This change is primarily due to cash paid for lease commissions and increases in snow removal and utility costs, partially offset by increases in rental rates and occupancy, as well as decreased lease concessions. Cash provided by investing activities was $45,226,000 for the three months ended March 31, 2005, as compared to cash used for investing activities of $9,738,000 for the same period in 2004. This change is primarily due to higher proceeds from property sales, offset by funds used for acquisition of properties during the three months ended March 31, 2005, as compared to higher investments in land and development, offset by principal payments on mortgage loans receivable received during the three months ended March 31, 2004. Cash used for financing activities was $59,018,000 for the three months ended March 31, 2005, as compared to $15,773,000 for the same period in 2004. This change is due primarily to an increase in borrowings, net of repayments, offset by the costs of the preferred stock redemption in 2005, as compared to cash received from the issuance of common stock in 2004.

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

Investments in Land and Development

Our investments in land and development decreased from $147,435,000 at December 31, 2004, to $132,728,000 at March 31, 2005. This decrease is primarily due to the disposition of approximately 28 acres of land held for development, known as Eden Shores located in Hayward, California. On March 25, 2005, we entered into a contract to sell Eden Shores to an unaffiliated third party which owns land adjacent to this parcel for a sale price of $12 million. At that time, we recognized an impairment charge of approximately $5.1 million. On March 28, 2005, the sale was completed. We received $5 million in cash and a $7 million first mortgage loan receivable, secured by the land, with a fixed interest rate of 8%, a 20-year amortization requiring monthly principal and interest payments of approximately $59,000, and a maturity date of March 28, 2007.

In addition, on January 31, 2005, we sold our interest in the Gateway Office Five development project located in Denver, Colorado, which was in the form of a mezzanine loan with a net basis of approximately $835,000 as of December 31, 2004

(see table below). In connection with this sale, the mezzanine loan principal balance and accrued interest was paid off in full. In addition, we received a $430,000 fee to terminate our acquisition rights for this property. This fee is included in interest and other income on the consolidated statement of operations for the three months ended March 31, 2005.

As of March 31, 2005 and December 31, 2004, we had investments in the following properties under development and land held for development. The investment descriptions are as of March 31, 2005 (dollars in thousands).

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at March 31, 2005		Investment Balance at December 31, 2004
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	—	—	(1)	—	(1)	$835

TOTAL PROPERTIES UNDER DEVELOPMENT				—			—		$835

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,192		$5,170

	Subtotal - Boston			235,000			5,192		5,170

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	to be determined	50	%(2)	35,202	(2)	34,636	(2)
	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,750		4,750

	Subtotal - Denver			120,000			39,952		39,386

San Francisco	Marina Shores	33.2 acre mixed-use waterfront community which could include office, retail and multifamily units; currently in entitlement process	Redwood City	to be determined	50	%(3)	81,553		79,548
	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office park	Hayward	—	—	(4)	—	(4)	16,530

	Subtotal - San Francisco			—			81,553		96,078
		Other land not currently under development	New Jersey/ San Francisco				6,031		5,966

TOTAL LAND HELD FOR DEVELOPMENT				355,000			$132,728		$146,600

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT				355,000			$132,728		$147,435

(1)	Interest previously held in the form of a mezzanine loan. In the first quarter of 2005, the mezzanine loan was paid off in full. See above for further discussion.
(2)	Interest in the form of mezzanine loans and equity. In addition, we hold a mortgage loan receivable secured by the land with a balance of $13,220 and $12,872 at March 31, 2005 and December 31, 2004, respectively.
(3)	Interest in the form of equity and mezzanine loans. We consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised.
(4)	In the first quarter of 2005, we sold this property to an unaffiliated third party. See above for further discussion.

We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under our development alliances, we have provided an aggregate of approximately $2.5 million in debt guarantees; however, some of the loans were not fully drawn as of March 31, 2005. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. We would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for our obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that we must make payments under one of these guarantees, our only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by us in such an event can be made at this time.

Certain of the alliances with which we conduct business have been deemed to be VIEs as defined by FIN 46 Revised, however, other than Marina Shores, none of these VIEs are required to be consolidated as we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $87.4 million and $50.9 million, respectively, at March 31, 2005, and $92.8 million and $54.5 million, respectively, at December 31, 2004. Our maximum exposure to loss is equal to our investments in these arrangements, plus the related debt guarantees, as described above.

Investments in Unconsolidated Operating Joint Ventures

Investments in unconsolidated operating joint ventures decreased from $12,014,000 at December 31, 2004 to $11,875,000 at March 31, 2005. This decrease was primarily due to cash distributions received from the joint ventures in excess of our equity interests in the joint ventures’ earnings.

Mortgage Loans Receivable

Mortgage loans receivable increased from $12,872,000 at December 31, 2004, to $20,220,000 at March 31, 2005. As discussed in Investments in Land and Development, in connection with the Company’s disposition of approximately 28 acres of land held for development, known as Eden Shores located in Hayward, California, the Company received a first mortgage loan receivable of $7 million, secured by the land, with a fixed interest rate of 8%, a 20-year amortization requiring monthly principal and interest payments of approximately $59,000, and a maturity date of March 28, 2007.

In addition, we hold a first mortgage of approximately $13.2 million, including accrued interest, at March 31, 2005, secured by a 50% interest in 152 acres of land at Gateway Business Park in Aurora, Colorado. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. During the three months ended March 31, 2005, the balance of this mortgage loan receivable increased $348,000 due to monthly interest accruals. The borrowing entities in this loan arrangement have been deemed to be VIEs, but the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The Company’s maximum exposure to loss is equal to the recorded amount of its loan, including accrued interest.

Mortgage Loans and Unsecured Bank Line of Credit

At March 31, 2005 and December 31, 2004, our indebtedness included fixed-rate debt of $615,132,000 and $581,092,000, respectively, and floating-rate debt of $185,592,000 and $138,298,000, respectively.

During the three months ended March 31, 2005, mortgage loans payable increased from $698,070,000 to $698,835,000. This increase resulted from a new mortgage loan of $29,000,000 and a mortgage loan assumed in connection with an acquisition of $39,391,000, offset by $1,974,000 of scheduled principal amortization, $43,322,000 paid off in connection with a property sale, and $22,330,000 of loan payoffs in connection with new financings.

In accordance with FIN 46 Revised, we began consolidating the entity known as Marina Shores, effective January 1, 2004, as we are deemed to be the primary beneficiary as defined by FIN 46 Revised. Marina Shores has total debt of $45 million consisting of two loans, with a $30 million loan bearing interest at the fixed rate of 6.11%, and a $15 million loan bearing interest at the fixed rate of 8.11%. Both loans require monthly interest-only payments and mature on February 15, 2006.

In the first quarter of 2005, in connection with the acquisition of Metro Place II, an office property located in Merrifield, Virginia, we assumed a $39.4 million mortgage loan with an insurance company. The loan bears interest at the fixed rate of 5.06% and matures on May 1, 2010.

In the first quarter of 2005, we refinanced a floating-rate loan which was secured by 1100 17th Street, an office property located in Washington, D.C. The new loan is a $29 million, 4.73% fixed-rate loan with a maturity date of March 1, 2010 and is secured by the same property. The previous loan had a balance of approximately $20.3 million at the time of the refinance, had a floating interest rate of 30-day LIBOR plus 1.75% with a 3.5% floor, and a maturity date of July 1, 2007. The excess loan proceeds were used to pay down our unsecured bank line of credit. In connection with this transaction, we recognized a loss on early extinguishment of debt of approximately $0.5 million which consisted of a prepayment penalty and the write-off of unamortized original financing costs.

In the first quarter of 2005, in connection with the disposition of Rockwall I & II, an office complex located in Rockville, Maryland, we paid off a mortgage loan of $43.3 million which had a fixed interest rate of 6.77% and a maturity date of October 1, 2006.

In connection with this payoff, we recognized a loss on early extinguishment of debt of approximately $2.4 million which primarily consisted of a prepayment penalty in connection with the loan payoff, as well as the write-off of unamortized original financing costs.

In the first quarter of 2005, we refinanced a floating-rate construction loan secured by an office property located in Bridgewater, New Jersey. The previous loan had a balance of approximately $12.8 million at the time of the refinance, had a floating interest rate of 30-date LIBOR plus 2.45% and a maturity date of January 5, 2005. The outstanding balance was reduced to $10.8 million with a fixed interest rate of 5.19% and a maturity date of January 5, 2006.

Outstanding borrowings under our unsecured bank line of credit increased from $21,320,000 at December 31, 2004, to $101,889,000 at March 31, 2005. The increase was due to draws totaling $103,978,000 for the January 2005 preferred stock redemption, new financings and development advances, offset by pay downs totaling $23,409,000 generated from the proceeds from property sales, new financings and cash flow from operations. The unsecured bank line of credit requires us, among other things, to be in compliance with certain financial and operating covenants. We have been in compliance during all of 2005 and remain in compliance at March 31, 2005.

At March 31, 2005 and December 31, 2004, we were not a party to any open interest rate protection agreements. Some of our properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by us.

The required principal payments on our debt for the next five years and thereafter, as of March 31, 2005, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $101,889 which has an initial maturity of March 26, 2007.

Year Ending December 31,
2005	$60,068
2006	134,669
2007	112,504
2008	143,967
2009	202,250
Thereafter	147,266

Total	$800,724

Registration Statement

In November 1997, we filed a shelf registration statement with the SEC (the “1997 Registration Statement”) which registered the issuance of up to $1.0 billion of our equity securities. The 1997 Registration Statement was declared effective on December 18, 1997. There is currently $635.1 million of capacity in equity securities remaining on the 1997 Registration Statement.

Common Stock Offerings

On December 16, 2004, we completed the sale of 4,000,000 shares of common stock in an offering underwritten by Goldman, Sachs & Co. The 4,000,000 shares were sold at a per share price of $20.80, resulting in proceeds, net of offering costs, of approximately $81.8 million. Approximately $158,000 of offering costs were paid during the three months ended March 31, 2005. We used the net proceeds to redeem a portion of the outstanding shares of our Preferred Stock on January 28, 2005 (as discussed below). In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under our unsecured bank line of credit.

On March 19, 2004, we completed the sale of 3,910,000 shares of common stock (including the exercise of the over allotment of 510,000 shares) in an offering underwritten by Goldman, Sachs & Co. The 3,910,000 shares were sold at a per share price of $21.20, resulting in proceeds, net of offering costs, of approximately $81.3 million. We used the net proceeds to redeem a portion of the outstanding shares of our Preferred Stock in April 2004 (as discussed below). In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under our unsecured bank line of credit.

Preferred Stock Redemptions

On January 28, 2005, we redeemed approximately 3.1 million shares of Preferred Stock, representing approximately 45.4% of the total number of outstanding shares. The redemption price was $25.5825 per share of Preferred Stock plus $0.1916 per share in accrued and unpaid dividends for the period from December 24, 2004 through and including January 28, 2005, without interest. This redemption was funded with proceeds from the December 2004 common stock offering which had temporarily been used to pay down our unsecured bank line of credit as discussed above.

On April 30, 2004, we redeemed approximately 3.1 million shares of Preferred Stock, representing approximately 31.2% of the total number of outstanding shares. The redemption price was $25.775 per share of Preferred Stock plus $0.183 per share in accrued and unpaid dividends for the period from March 26, 2004 through and including April 30, 2004, without interest. This redemption was funded with proceeds from the March 2004 common stock offering which had temporarily been used to pay down our unsecured bank line of credit as discussed above.

Stock Repurchases

In 1999, our Board of Directors authorized the repurchase of up to 6.2 million shares of our outstanding Common Stock. This represented approximately 20% of our total outstanding Common Stock. In December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of March 31, 2005, 6,394,816 common shares have been repurchased at an average price per share of $16.60 and a total cost of approximately $106.8 million; this represents approximately 78% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, we announced that our Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of March 31, 2005, 1,543,700 preferred shares have been repurchased at an average price per share of $15.69 and a total cost of approximately $24.2 million; this represents approximately 45% of the expanded repurchase authorization and approximately 13% of Preferred Stock outstanding when the repurchase program began. We intend to make future stock repurchases from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

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

Our status as a real estate investment trust

We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code. A real estate investment trust generally is not subject to federal income tax on that portion of its real estate investment trust taxable income that is distributed to its stockholders, provided that at least 90% of real estate investment trust taxable income is distributed and other requirements are met. We believe that we have complied with all requirements to qualify as a REIT for the three months ended March 31, 2005, and for the years ended December 31, 2004 and 2003. Accordingly, no provision for income taxes is included in our consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In April 2005, the FASB issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” which states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. This Interpretation clarifies that conditional obligations meet the definition of an asset-retirement obligation in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and therefore, should be recognized if their fair value is reasonably estimable. The Interpretation provides additional guidance to evaluate whether fair value is reasonably estimable. Companies must adopt this Interpretation no later than the end of the fiscal year ending after December 15, 2005. We anticipate that the adoption of Interpretation 47 will not have a material impact on our financial position, net earnings or cash flows.

In December 2004, the FASB issued SFAS No. 123 revised 2004, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first annual period that commences after June 15, 2005. We anticipate that the adoption of SFAS No. 123 revised 2004 will not have a material impact on our financial position, net earnings or cash flows.

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

The following table sets forth our reconciliation of net income (loss) to funds from operations (FFO) for the three months ended March 31, 2005 and 2004 (in thousands, except weighted average shares and per share amounts):

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income (loss)	$(36,846)	$4,700
Cumulative effect of change in accounting principle	—	912
Real estate depreciation and amortization, net of minority interest (1)	14,323	13,394
Preferred dividends	(1,812)	(4,823)
Dividends paid on redeemed preferred stock	(2,102)	—
Premium and write-off of original issuance costs on preferred stock redemption	(5,309)	—
Gain on sale from discontinued operations, net of minority interest	(15,988)	(109)
Adjustment to reflect FFO of unconsolidated operating joint ventures (2)	178	179
Adjustment to reflect FFO of minority interest (3)	(3,975)	1,284

FFO available to Common Stockholders	$(51,531)	$15,537

Diluted Per Share Data:
FFO available to Common Stockholders	$(1.32)	$0.49

Reconciliation of diluted weighted average shares:
Diluted weighted average shares outstanding for calculation of EPS	35,928,962	31,899,526
Stock options and restricted stock (4)	249,393	—
Convertible Operating Partnership Units (4)	3,001,957	—

Diluted weighted average shares outstanding for calculation of FFO per diluted share	39,180,312	31,899,526

(1)	Excludes non-real estate depreciation and amortization.
(2)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(3)	Represents the minority interest holders’ share of real estate depreciation and amortization and gain on sales from discontinued operations.
(4)	For the three months ended March 31, 2005, options to purchase shares of our common stock and convertible operating partnership units were anti-dilutive for the purpose of calculating diluted earnings per share and were excluded from the computation of diluted earnings per share.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	Our expectation to receive approximately $3 million of deferred gain on sale of Rockwall I and II in the second quarter of 2005;

•	Our expectation that the remaining twelve assets for which the intended holding period was reduced will generate gains on sale;

•	Our belief that claims and lawsuits which have arisen against us in our normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

•	Our intention to continue our policy of paying quarterly distributions;

•	Our anticipation that lease rollover will affect our rental revenues with changes in portfolio occupancy and changes in rental rates upon lease renewal;

•	Our expectation to meet our short-term liquidity requirements generally through our working capital, our unsecured bank line of credit and cash generated by operations;

•	Our anticipation that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term;

•	Our intention to make future stock repurchases from time to time in the open market or otherwise depending on market conditions and other factors;

•	Our belief that we complied with all requirements to qualify as a REIT and, as a result, our exclusion of income taxes from our consolidated financial statements;

•	Our anticipation that the adoption of FASB Interpretation 47 will not have a material impact on our financial position, net earnings or cash flows;

•	Our anticipation that the adoption of SFAS No. 123 revised 2004 will not have a material impact on our financial position, net earnings or cash flows;

•	Our anticipation that the adoption of SFAS No. 153 will not have a material impact on our financial position, net earnings or cash flows;

•	Our anticipation that certain provisions of our lease documents may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation; and

•	Our expectation that changes in market interest rates obtainable on our secured and unsecured borrowings will not have a material impact on the performance or fair value of our mortgage loans receivable.

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	our inability to resolve sale contingencies related to Rockwall I and II promptly and in accordance with our expectations;

•	our inability to locate suitable buyers for the listed assets who are ready, willing and able to close transactions at the sales prices we anticipate;

•	increased costs of financing cause a reduction in demand for commercial properties and, therefore, a reduction in the market value of the listed assets;

•	the unpredictability of both the frequency and final outcome of litigation;

•	an unexpected inability to collect or access capital;

•	availability and creditworthiness of prospective tenants and our ability to execute lease deals with them;

•	defaults or non-renewal of leases by customers;

•	market fluctuations in rental rates, concessions and occupancy;

•	reduced demand for office space;

•	failure of market conditions and occupancy levels to improve in certain geographic areas;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	our inadvertent or technical failure to have met all requirements to qualify as a REIT;

•	the impact of FASB Interpretation 47 differs from the impact we anticipate;

•	the adoption of SFAS No. 123 revised 2004 has an unanticipated, negative impact on our financial position;

•	an interpretation of fair value differing from ours prevails in the application of SFAS No. 153;

•	the unpredictability of changes in accounting rules;

•	an interpretation of lease provisions differing from ours prevails in a dispute regarding recovery of expenses; and

•	continuing threat of terrorist attacks.

The forward-looking statements in this quarterly report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2004. We assume no obligation to update or supplement any forward looking-statement.

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

It is our policy to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, we have also entered into several variable rate debt arrangements. Approximately 23% at March 31, 2005 and 19% at December 31, 2004 of our outstanding debt, including amounts borrowed under our unsecured bank line of credit, were subject to variable rates. The average interest rate on our debt decreased from 5.55% at December 31, 2004 to 5.45% at March 31, 2005. We review interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. We do not have any other material market-sensitive financial instruments. It is not our policy to engage in hedging activities for speculative or trading purposes.

We may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we are entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we make payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At March 31, 2005, we were not a party to any forward interest rate or similar agreements.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date						Total	Fair Value
	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Secured Fixed	$28,365	$99,669	$10,615	$126,967	$202,250	$147,266	$615,132	$623,024
Average interest rate	5.17%	6.53%	5.96%	5.48%	5.78%	5.22%	5.68%

Secured Variable	$31,703	$35,000	$—	$17,000	$—	$—	$83,703	$83,703
Average interest rate	4.87%	4.87%	—	6.12%	—	—	5.12%

Unsecured Variable	$—	$—	$101,889	$—	$—	$—	$101,889	$101,889
Average interest rate	—	—	4.40%	—	—	—	4.40%

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $232,000, based upon the balances outstanding on variable rate instruments at March 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2005, to ensure that information required to be disclosed in reports that are filed and submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to March 31, 2005, there were no significant changes in our disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of internal control over financial reporting during our first quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Redeemed Under the Plans or Programs
January 1 – January 31, 2005	3,109,518	$25.5825	3,109,518	—
February 1 – February 28, 2005	—	—	—	—
March 1 – March 31, 2005	—	—	—	—

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting, held on May 4, 2005, in Redwood City, California, the following persons were duly elected by majority vote of the holders of our common stock to serve as Class I directors:

	Votes For	Votes Withheld
Richard C. Blum	19,085,589	12,731,592
Richard A. Magnuson	29,799,238	2,017,943

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference to this item.

(b)	Reports on Form 8-K:

On February 1, 2005, we furnished a report on Form 8-K with respect to our press release, announcing results of operations for the quarter and the full year ended December 31, 2004 (not incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

By: Glenborough Realty Trust Incorporated,

Date: May 10, 2005	/s/ Andrew Batinovich
Andrew Batinovich
Director, President and
Chief Executive Officer

Date: May 10, 2005	/s/ Stephen Saul
Stephen Saul
Executive Vice President and
Chief Financial Officer

Date: May 10, 2005	/s/ Terri Garnick
Terri Garnick
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
11.01	Statement re: Computation of Earnings Per Share is shown in Note 16 of the Consolidated Financial Statements of the Company in Item 1.

12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.02	Section 302 Certification of Stephen R. Saul, Chief Financial Officer.

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

32.02	Section 906 Certification of Stephen R. Saul, Chief Financial Officer.