Form 10-Q
period 2005-06-30
GLENBOROUGH REALTY TRUST INC
filed 2005-08-15
CIK 929454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, 36,226,166 shares of Common Stock ($0.001 par value) and 3,740,277 shares of 7.75% Series A Convertible Preferred Stock ($0.001 par value, $25.00 per share liquidation preference) were outstanding.

INDEX

GLENBOROUGH REALTY TRUST INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2005	December 31, 2004
		(As restated, see Note 2)
ASSETS
Rental properties, gross	$1,205,652	$1,367,310
Accumulated depreciation and amortization	(193,199)	(220,229)

Rental properties, net	1,012,453	1,147,081

Properties held for sale	119,886	57,327
Investments in land and development	134,372	147,435
Investments in unconsolidated operating joint ventures	11,936	12,014
Mortgage loans receivable	11,073	12,872
Leasing and financing costs (net of accumulated amortization of $15,746 and $17,856 as of June 30, 2005 and December 31, 2004, respectively)	26,659	24,403
Straight-line rent receivable (net of allowances of $176 and $528 as of June 30, 2005 and December 31, 2004, respectively)	16,344	15,764
Cash and cash equivalents	4,832	6,003
Other assets	15,229	10,202

TOTAL ASSETS	$1,352,784	$1,433,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$728,151	$654,748
Unsecured bank line of credit	44,119	21,320
Obligations associated with properties held for sale	2,848	43,300
Other liabilities	45,542	47,213

Total liabilities	820,660	766,581

Minority Interest	34,718	39,336

Stockholders’ Equity:
Common stock, $0.001 par value, 188,000,000 shares authorized, 36,216,166 and 36,033,126 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	36	36
Convertible preferred stock, $0.001 par value, 12,000,000 shares authorized, $25.00 liquidation preference, 3,740,277 and 6,850,325 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	4	7
Additional paid-in capital	798,575	870,622
Deferred compensation	(3,653)	(4,056)
Distributions in excess of accumulated earnings	(297,556)	(239,425)

Total stockholders’ equity	497,406	627,184

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,352,784	$1,433,101

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2005 and 2004

(in thousands, except share and per share amounts)

(unaudited)

	2005	2004
		(As restated, see Note 2)
OPERATING REVENUE
Rental revenue	$40,556	$38,302
Fees and reimbursements, including from related parties	1,359	1,032

Total operating revenue	41,915	39,334

OPERATING EXPENSES
Property operating expenses	13,305	12,493
General and administrative	3,925	3,999
Depreciation and amortization	12,990	12,240

Total operating expenses	30,220	28,732

Interest and other income	615	638
Equity in earnings of unconsolidated operating joint ventures	169	249
Interest expense	(9,724)	(8,104)

Income before minority interest and discontinued operations	2,755	3,385
Minority interest (including share of discontinued operations)	(994)	(799)

Income before discontinued operations	1,761	2,586
Discontinued operations (including gain on sales of $9,309 and $12,408 in 2005 and 2004, respectively)	11,892	15,288

Net income	13,653	17,874
Preferred dividends	(1,812)	(3,318)
Dividends paid on redeemed preferred stock	—	(568)
Premium and write-off of original issuance costs on preferred stock redemption	—	(5,909)

Net income available to Common Stockholders	$11,841	$8,079

Basic Earnings Per Share Data:
Continuing operations	$0.02	$(0.18)
Discontinued operations	0.31	0.44

Net income available to Common Stockholders	$0.33	$0.26

Basic weighted average shares outstanding	35,921,157	31,662,622

Diluted Earnings Per Share Data:
Continuing operations	$0.02	$(0.18)
Discontinued operations	0.31	0.44

Net income available to Common Stockholders	$0.33	$0.26

Diluted weighted average shares outstanding	39,159,087	31,662,622

Dividends declared per common share outstanding	$0.35	$0.35

Dividends declared per preferred share outstanding	$0.48	$0.48

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the six months ended June 30, 2005 and 2004

(in thousands, except share and per share amounts)

(unaudited)

	2005	2004
		(As restated, see Note 2)
OPERATING REVENUE
Rental revenue	$79,969	$74,728
Fees and reimbursements, including from related parties	2,454	1,861

Total operating revenue	82,423	76,589

OPERATING EXPENSES
Property operating expenses	27,570	25,377
General and administrative	7,210	6,170
Depreciation and amortization	26,181	23,751
Provision for impairment of real estate assets	29,810	—

Total operating expenses	90,771	55,298

Interest and other income	1,645	1,469
Equity in earnings of unconsolidated operating joint ventures	302	437
Interest expense	(18,922)	(16,122)
Loss on early extinguishment of debt	(561)	(85)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(25,884)	6,990
Minority interest (including share of discontinued operations)	2,727	(787)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(23,157)	6,203
Discontinued operations (including gain on sales of $26,629 and $12,528 in 2005 and 2004, respectively - see Note 6)	(152)	17,283

Income (loss) before cumulative effect of change in accounting principle	(23,309)	23,486
Cumulative effect of change in accounting principle (Note 16)	—	(912)

Net income (loss)	(23,309)	22,574
Preferred dividends	(3,624)	(6,636)
Dividends paid on redeemed preferred stock	(596)	(2,073)
Premium and write-off of original issuance costs on preferred stock redemption	(5,309)	(5,909)

Net income (loss) available to Common Stockholders	$(32,838)	$7,956

Basic Earnings (Loss) Per Share Data:
Continuing operations	$(0.91)	$(0.23)
Discontinued operations	(0.01)	0.52
Cumulative effect of change in accounting principle	—	(0.03)

Net income (loss) available to Common Stockholders	$(0.92)	$0.26

Basic weighted average shares outstanding	35,870,534	30,114,060

Diluted Earnings (Loss) Per Share Data:
Continuing operations	$(0.91)	$(0.23)
Discontinued operations	(0.01)	0.52
Cumulative effect of change in accounting principle	—	(0.03)

Net income (loss) available to Common Stockholders	$(0.92)	$0.26

Diluted weighted average shares outstanding	35,870,534	30,114,060

Dividends declared per common share outstanding	$0.70	$0.70

Dividends declared per preferred share outstanding	$0.97	$0.97

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2005

(in thousands)

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Deferred Compen- sation	Distributions in excess of accumulated earnings	Total
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2004*	36,033	$36	6,850	$7	$870,622	$(4,056)	$(239,425)	$627,184
Exercise of stock options	157	—	—	—	2,269	—	—	2,269
Conversion of Operating Partnership units into common stock	9	—	—	—	—	—	—	—
Offering costs incurred related to December 2004 common stock offering	—	—	—	—	(158)	—	—	(158)
Mark-to-market of performance-based restricted common stock grant	—	—	—	—	(35)	35	—	—
Issuance of restricted common stock	17	—	—	—	261	(261)	—	—
Amortization of deferred compensation on restricted common stock grants	—	—	—	—	—	629	—	629
Preferred stock redemption	—	—	(3,110)	(3)	(77,745)	—	—	(77,748)
Premium and write-off of original issuance costs on preferred stock redemption	—	—	—	—	3,452	—	(5,309)	(1,857)
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(91)	—	—	(91)
Dividends declared to common and preferred stockholders	—	—	—	—	—	—	(28,917)	(28,917)
Dividends paid on redeemed preferred stock	—	—	—	—	—	—	(596)	(596)
Net loss	—	—	—	—	—	—	(23,309)	(23,309)

Balance at June 30, 2005	36,216	$36	3,740	$4	$798,575	$(3,653)	$(297,556)	$497,406

*	As restated, see Note 2.

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2005 and 2004

(in thousands)

(unaudited)

	2005	2004
		(As restated, see Note 2)
Cash flows from operating activities:
Net income (loss)	$(23,309)	$22,574
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	29,949	30,856
Amortization of loan fees, included in interest expense (including discontinued operations)	1,280	1,600
Accrued interest on mortgage loans receivable	(701)	(1,028)
Minority interest (including share of discontinued operations)	(2,727)	787
Equity in earnings of unconsolidated operating joint ventures	(302)	(437)
Gain on sales of real estate assets (included in discontinued operations)	(26,629)	(12,528)
Loss on early extinguishment of debt (including discontinued operations)	3,073	85
Provision for impairment of real estate assets (including discontinued operations)	58,236	—
Cumulative effect of change in accounting principle	—	912
Amortization of deferred compensation	629	484
Increase in other assets	(14,637)	(2,505)
Increase/(decrease) in other liabilities	1,621	(5,742)

Net cash provided by operating activities	26,483	35,058

Cash flows from investing activities:
Net proceeds from sales of real estate assets	115,262	13,664
Acquisitions of rental properties	(34,022)	(17,165)
Payments for capital and tenant improvements	(13,208)	(13,134)
Investments in land and development	(4,265)	(20,233)
Distributions from unconsolidated operating joint ventures	380	515
Principal payments from mortgage loans receivable	9,500	14,952

Net cash provided by/(used for) investing activities	73,647	(21,401)

Cash flows from financing activities:
Proceeds from borrowings	188,737	200,008
Repayment of borrowings	(175,248)	(193,754)
Payment of deferred financing costs	(1,634)	(1,681)
Prepayment penalties on loan payoffs	(2,725)	—
Contributions from minority interest holders	120	80
Distributions to minority interest holders	(2,102)	(2,101)
Dividends paid to common and preferred stockholders	(28,853)	(29,052)
Proceeds from issuance of common stock, net of offering costs	(158)	81,396
Preferred stock redemption	(77,748)	(77,459)
Dividends paid on redeemed preferred stock	(2,102)	(2,073)
Premium on preferred stock redemption	(1,857)	(2,461)
Exercise of stock options	2,269	1,132

Net cash used for financing activities	(101,301)	(25,965)

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS – continued

For the six months ended June 30, 2005 and 2004

(in thousands)

(unaudited)

	2005	2004
		(As restated, see Note 2)
Net decrease in cash and cash equivalents	$(1,171)	$(12,308)

Cash and cash equivalents at Marina Shores on January 1, 2004 (see below)	—	1,035

Cash and cash equivalents at beginning of period	6,003	18,992

Cash and cash equivalents at end of period	$4,832	$7,719

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $2,196 and $1,574 in 2005 and 2004, respectively)	$18,010	$16,801

Supplemental disclosure of non-cash investing and financing activities:
Non-cash components of consolidation of Marina Shores:
Investments in land and development	$—	$46,322
Cash and cash equivalents	—	1,035
Mortgage loans payable	—	(45,000)
Minority interest	—	(2,228)
Other assets and liabilities, net	—	(129)

Total	$—	$—

Assumption of mortgage loans in acquisition of real estate:
Rental properties, gross	$39,391	$21,049
Mortgage loans	(39,391)	(21,049)

Total	$—	$—

Disposition of real estate involving buyer’s assumption of mortgage loans:
Rental properties, gross	$—	$(17,175)
Mortgage loans	—	17,175

Total	$—	$—

Mortgage loan receivable related to disposition of investment in land and development:
Investments in land and development	$(7,000)	$—
Mortgage loans receivable	7,000	—

Total	$—	$—

Write-off of original issuance costs on preferred stock redemption:
Additional paid-in capital	$(3,452)	$(3,448)
Distributions in excess of accumulated earnings	3,452	3,448

Total	$—	$—

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the six months ended June 30, 2005 and 2004

(in thousands)

(unaudited)

	2005	2004
		(As restated, see Note 2)
Supplemental disclosure of non-cash investing and financing activities – continued:

Reallocation of limited partners’ interests in Operating Partnership:
Additional paid-in capital	$91	$915
Minority interest	(91)	(915)

Total	$—	$—

Mark-to-market of performance-based restricted common stock grant:
Additional paid-in capital	$35	$(8)
Deferred compensation	(35)	8

Total	$—	$—

Issuance of restricted common stock:
Additional paid-in capital	$(261)	$(2,220)
Deferred compensation	261	2,220

Total	$—	$—

Retirement of fully depreciated assets:
Rental properties, gross	$(5,235)	$(5,474)
Accumulated depreciation	5,235	5,474

Total	$—	$—

Common and preferred stock dividends declared but not yet paid	$14,489	$15,931

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

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

As of June 30, 2005, 36,216,166 shares of Common Stock and 3,740,277 shares of Preferred Stock were issued and outstanding. Common and Preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 2,993,030 shares of Common Stock issuable upon redemption of 2,993,030 partnership units in the Operating Partnership (as defined below), there would be 39,209,196 shares of Common Stock outstanding as of June 30, 2005. In 1999 and 2000, the Company’s Board of Directors authorized the repurchase of up to 8,210,700 shares of Common Stock and 3,450,000 shares of Preferred Stock. As of June 30, 2005, 6,394,816 shares of Common Stock and 1,543,700 shares of Preferred Stock (excluding the redemptions discussed in Note 20) have been repurchased at a total cost of approximately $131 million.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and a 91.37% limited partner interest at June 30, 2005, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of June 30, 2005, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 53 real estate projects.

Note 2. RESTATEMENT

The Company has determined that a correction is required in the accounting for common and preferred stock dividends in accordance with generally accepted accounting principles. The Company’s historical accounting has been to record dividends in the period in which they were paid, rather than the period in which they were declared. The correction of this accounting error will require a restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2003 and 2004 (including all interim periods for 2003 and 2004), as well as the consolidated financial statements as of and for the quarter ended March 31, 2005. The restatement does not have an adverse impact on any covenants associated with the Company’s unsecured bank line of credit. The consolidated financial statements and accompanying footnotes presented herein reflect this restatement. The Company will file an amended Form 10-K for 2004 and an amended Form 10-Q for the first quarter of 2005 reflecting this restatement as soon as is practicable. Until these filings have occurred, the previous independent registered public accounting firm will not have completed its review of the restatement.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

The impact of the restatement on the Company’s consolidated financial statements for the affected periods is summarized below (dollars in thousands):

Consolidated Balance Sheets:
	As of March 31, 2005		As of December 31, 2004		As of December 31, 2003
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Other liabilities	$34,353	$48,782	$31,282	$47,213	$37,221	$51,790
Total liabilities	$835,203	$849,632	$750,650	$766,581	$776,425	$790,994
Minority interest	$34,501	$34,616	$39,124	$39,336	$36,969	$37,048
Distributions in excess of accumulated earnings	$(281,964)	$(296,508)	$(223,282)	$(239,425)	$(184,843)	$(199,491)
Total stockholders’ equity	$510,340	$495,796	$643,327	$627,184	$591,845	$577,197

Consolidated Statements of Operations:

	Three months ended March 31, 2005		Three months ended June 30, 2004
	Previously Reported	As Restated	Previously Reported	As Restated
Minority interest	$(3,836)	$(3,721)	$667	$799
Dividends paid on redeemed preferred stock	$2,102	$596	$2,073	$568
Net income (loss) available to Common Stockholders	$(46,069)	$(44,678)	$6,706	$8,079
Basic earnings (loss) per share	$(1.28)	$(1.24)	$0.21	$0.26
Diluted earnings (loss) per share	$(1.28)	$(1.24)	$0.21	$0.26

	Six months ended June 30, 2004		Nine months ended September 30, 2004
	Previously Reported	As Restated	Previously Reported	As Restated
Minority interest	$655	$787	$684	$816
Preferred dividends	$8,141	$6,636	$11,459	$9,954
Net income available to Common Stockholders	$6,583	$7,956	$6,993	$8,366
Basic earnings per share	$0.22	$0.26	$0.22	$0.27
Diluted earnings per share	$0.22	$0.26	$0.22	$0.27

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

Consolidated Statements of Operations:
	Year ended December 31, 2004		Year ended December 31, 2003
	Previously Reported	As Restated	Previously Reported	As Restated
Minority interest	$465	$597	$1,101	$1,108
Preferred dividends	$14,777	$13,272	$19,491	$19,422
Net income available to Common Stockholders	$4,825	$6,198	$10,417	$10,479
Basic earnings per share	$0.15	$0.20	$0.38	$0.38
Diluted earnings per share	$0.15	$0.20	$0.38	$0.38

Consolidated Statements of Stockholders’ Equity:
	As of December 31, 2004		As of December 31, 2003
	Previously Reported	As Restated	Previously Reported	As Restated
Distributions in excess of accumulated earnings	$(223,282)	$(239,425)	$(184,843)	$(199,491)
Total stockholders’ equity	$643,327	$627,184	$591,845	$577,197

For the three months ended March 31, 2003, and the three months ended September 30, 2003, the impact of the restatement on the statements of operations was a decrease in preferred dividends and an increase in net income available to common stockholders of $2,000 and $66,000, respectively. There was no impact on earnings per share. There was no impact for any period in the year ended December 31, 2002.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of June 30, 2005 and December 31, 2004, the consolidated results of operations of the Company and its subsidiaries for the three and six months ended June 30, 2005 and 2004, and cash flows of the Company for the six months ended June 30, 2005 and 2004. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company as of June 30, 2005 and December 31, 2004, the results of operations of the Company for the three and six months ended June 30, 2005 and 2004, and cash flows of the Company for the six months ended June 30, 2005 and 2004.

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

Variable Interest Entities

In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under FIN 46 Revised’s provisions no later than the first

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

quarter of fiscal 2004. The Company has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. Certain of the entities through which and with which the Company conducts business, including those described in Notes 7 and 9 have been deemed to be VIEs under the provisions of FIN 46 Revised. In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised (see Note 16). The Company has other alliances which are VIEs, but the Company is not the primary beneficiary of them. Accordingly, the alliances are not consolidated but are accounted for under the equity method of accounting.

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

As of June 30, 2005 and December 31, 2004, 392,741 and 376,241 shares of stock grants were outstanding under the Plan, respectively. The intrinsic value of the shares granted has been recorded as deferred compensation, with an offsetting entry to additional paid-in-capital, in the accompanying financial statements. The vesting of 342,741 of these shares is time-based and the deferred compensation related to these shares is being amortized to general and administrative expense ratably over the respective vesting periods that range from 1 to 10 years. As a result, additional compensation expense of $237,440 and $222,252 was recognized during the three months ended June 30, 2005 and 2004, respectively, and $511,342 and $416,754 was recognized during the six months ended June 30, 2005 and 2004, respectively, in the accompanying consolidated statements of operations. The vesting of 50,000 of these shares, which were granted on March 30, 2004, is based on achieving annual performance metrics over a ten-year period. The Company accounts for these shares under the recognition and measurement principles of FASB Interpretation No. 28. As a result, additional compensation expense of $71,175 and $67,183 was recognized during the three months ended June 30, 2005 and 2004, respectively, and $117,452 and $67,183 was recognized during the six months ended June 30, 2005 and 2004, respectively, in the accompanying consolidated statements of operations. Dividends paid on unvested stock grants have been recorded as dividends in the accompanying consolidated balance sheets.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

As permitted by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), the Company has not changed its method of accounting for stock options but has provided the additional required disclosures. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation, an amendment of SFAS No. 123”, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands except for per share amounts):

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss) available to Common Stockholders
As reported *	$11,841	$8,079	$(32,838)	$7,956
SFAS No. 123 Adj.	16	(24)	8	(83)

Pro forma	$11,857	$8,055	$(32,830)	$7,873

Basic earnings (loss) per share
As reported *	$0.33	$0.26	$(0.92)	$0.26
SFAS No. 123 Adj.	—	—	—	—

Pro forma	$0.33	$0.26	$(0.92)	$0.26

Diluted earnings (loss) per share
As reported *	$0.33	$0.26	$(0.92)	$0.26
SFAS No. 123 Adj.	—	—	—	—

Pro forma	$0.33	$0.26	$(0.92)	$0.26

There were no stock options granted during the six months ended June 30, 2005 and 2004.

*	As restated for the three and six months ended June 30, 2004. See Note 2.

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

Purchase accounting is applied to the assets and liabilities related to real estate properties acquired by the Company subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards No. 141, Business Combinations, whereby the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of at-market in-place leases and the value of tenant relationships, based in each case on their fair values.

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

June 30, 2005 and 2004

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

Depreciation is provided using the straight line method over the useful lives of the respective assets. The useful lives are as follows:

Buildings and improvements	5 to 40 years
Tenant improvements	Lesser of the term of the related lease or the asset’s life
Furniture and equipment	5 to 7 years
Acquired in-place leases	Remaining term of the related lease

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

Investments in Land and Development

The Company, through mezzanine loans and equity contributions, invests in various development alliances with projects currently under development. The interest on advances and other direct project costs incurred by the Company are capitalized to the investments during the period in which the projects are under development. See Note 7 for further discussion.

Investments in Unconsolidated Operating Joint Ventures

The Company’s investments in operating joint ventures (which are not variable interest entities or which are variable interest entities in which the Company is not the primary beneficiary) are accounted for using the equity method. The Company does not hold a controlling interest in any operating joint venture. See Note 8 for further discussion.

Mortgage Loans Receivable

The Company monitors the recoverability of its mortgage loans receivable through ongoing contact with the borrowers to ensure timely receipt of interest and principal payments, and where appropriate, obtains financial information concerning the operation of the properties. Interest on mortgage loans receivable is recognized as revenue as it accrues during the period the loan is outstanding. Mortgage loans receivable will be evaluated for impairment if it becomes evident that the borrower is unable to meet its debt service obligations in a timely manner

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

and cannot satisfy its payments using sources other than the operations of the property securing the loan. If it is concluded that such circumstances exist, then such loan will be considered to be impaired and its recorded amount will be reduced to the estimated fair value of the collateral securing it. Interest income will also cease to accrue under such circumstances. Due to uncertainties inherent in the valuation process, it is reasonably possible that the amount ultimately realized from the Company’s collection on its mortgage loans receivable will be different than the recorded amounts. See Note 9 for further discussion.

Cash and Cash Equivalents

The Company considers short-term investments (including certificates of deposit) with an original maturity of three months or less at the time of investment to be cash equivalents.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities (included in other liabilities), and the unsecured bank line of credit, the recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates that the Company would be able to obtain for mortgage loans to third parties with similar terms, the carrying value of the Company’s mortgage loans receivable approximates fair value. Based on interest rates available to the Company for debt with comparable maturities and other terms, the estimated fair value of the Company’s secured mortgage loans as of June 30, 2005 and December 31, 2004, would be approximately $733,814 and $711,864 (in thousands), respectively.

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

At June 30, 2005 and December 31, 2004, the Company was not a party to any derivative financial instruments.

Leasing and Financing Costs

Fees paid in connection with the financing and leasing of the Company’s properties are amortized on a straight-line basis over the term of the related notes payable or leases.

Minority Interest

Minority interest represents the 7.63% and 7.69% limited partner interests in the Operating Partnership not held by the Company at June 30, 2005 and December 31, 2004, respectively. The Company periodically adjusts the carrying value of minority interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of limited partnership interest in the Operating Partnership.

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

June 30, 2005 and 2004

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

For the three and six months ended June 30, 2005 and 2004, no one tenant represented 10% or more of rental revenue of the Company.

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

Reference to 2004 Audited Financial Statements

These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2004 audited consolidated financial statements.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

Note 4. RENTAL PROPERTIES

The cost and accumulated depreciation of rental properties, by market, as of June 30, 2005 and December 31, 2004, are as follows (in thousands):

	As of June 30, 2005
	Land	Buildings & Improve- ments	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$39,126	$238,354	$277,480	$(23,875)	$253,605	*
Southern California	39,780	191,936	231,716	(30,705)	201,011	*
Northern New Jersey	25,320	142,935	168,255	(34,796)	133,459
Boston	21,237	155,083	176,320	(30,219)	146,101	*
San Francisco	36,051	83,590	119,641	(14,853)	104,788
Chicago	1,961	74,099	76,060	(24,579)	51,481
St. Louis	7,192	29,315	36,507	(7,031)	29,476
Tampa/Orlando	7,806	41,432	49,238	(9,739)	39,499	*
Denver	6,222	42,546	48,768	(6,954)	41,814	*
Minneapolis	6,129	28,108	34,237	(8,344)	25,893
Las Vegas	7,746	33,875	41,621	(9,042)	32,579
All others	14,286	85,421	99,707	(32,526)	67,181
Properties held for sale	(19,035)	(134,863)	(153,898)	39,464	(114,434)

Total	$193,821	$1,011,831	$1,205,652	$(193,199)	$1,012,453

*	Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $10,580 in Washington D.C., $4,133 in Southern California, $4,529 in Boston, $554 in Tampa/Orlando, and $1,098 in Denver.

	As of December 31, 2004
	Land	Buildings & Improve- ments	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$40,877	$224,996	$265,873	$(26,179)	$239,694	*
Southern California	39,780	189,952	229,732	(26,020)	203,712	*
Northern New Jersey	26,133	145,828	171,961	(33,051)	138,910
Boston	21,237	154,258	175,495	(27,654)	147,841	*
San Francisco	36,051	84,239	120,290	(14,164)	106,126
Chicago	2,746	103,456	106,202	(27,722)	78,480
St. Louis	7,192	29,030	36,222	(6,827)	29,395
Tampa/Orlando	9,150	47,390	56,540	(10,938)	45,602	*
Denver	6,222	45,505	51,727	(6,090)	45,637	*
Minneapolis	6,129	31,686	37,815	(8,168)	29,647
Las Vegas	7,746	33,695	41,441	(8,387)	33,054
All others	15,837	121,597	137,434	(32,945)	104,489
Properties held for sale	(6,822)	(56,600)	(63,422)	7,916	(55,506)

Total	$212,278	$1,155,032	$1,367,310	$(220,229)	$1,147,081

*	Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $7,287 in Washington D.C., $5,627 in Southern California, $5,244 in Boston, $621 in Tampa/Orlando, and $1,230 in Denver.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

NOTE 5. ACQUISITION OF RENTAL PROPERTY

On February 1, 2005, the Company acquired Metro Place II in Merrifield, VA, for a purchase price of $71.7 million. The property consists of a 234,466 square foot, ten-story Class “A” multi-tenant office building and a six-level parking garage. Completed in 1999, the property is 100% leased primarily to defense industry tenants, and is not subject to any lease expirations until 2009. The purchase price was funded with the 1031 tax deferred exchange proceeds from the sale of Rockwall I & II (as discussed in Note 6) and the assumption of a $39.4 million mortgage from a life insurance company (for which fair value approximated carrying value). SFAS No. 141 requires the acquirer to allocate a portion of the acquisition costs to intangible assets and liabilities in applying the purchase method of accounting. In accordance with SFAS No. 141, intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $5.3 million. Liabilities related to below-market rate in-place leases amounted to approximately $1.0 million.

NOTE 6. DISPOSITIONS OF RENTAL PROPERTIES

During the six months ended June 30, 2005, the Company sold six rental properties. These assets were sold for an aggregate sales price of approximately $114.6 million and generated an aggregate gain on sale of approximately $26.6 million. The six rental properties sold in 2005 were:

Property	Market	Date of Sale	Square Footage	Sales Price ($000’s)
Rockwall I and II	Washington D.C.	1/18/05	342,739	$76,750
Leawood Office Building	Kansas City	2/9/05	92,787	$7,290
Park 100 Industrial	Indianapolis	4/26/05	102,400	$2,680
Lake Point Business Park	Tampa/Orlando	4/28/05	134,360	$13,100
Oak Brook International Center	Chicago	5/12/05	98,431	$11,500
Fairfield Business Quarters	New Jersey	6/1/05	42,792	$3,250

During the second quarter of 2005, the Company completed the sales of four properties for an aggregate sales price of $30.53 million. These four properties are included in the 21 properties which the Company has decided to dispose of as announced during the first quarter of 2005 (see Note 14). The Company recognized an aggregate gain on sale of approximately $9.1 million on three of the properties, Park 100 Industrial, Lake Point Business Park and Oak Brook International Center. During the first quarter of 2005, in connection with the Company’s decision to reduce the intended holding period for the Fairfield Business Quarters property (see Note 14), the Company recognized an impairment charge of approximately $0.8 million to reduce the carrying value of this property to its estimated fair value (calculated by discounting estimated future cash flows and sales proceeds). Upon the completion of the sale of this property during the second quarter of 2005, the Company recognized a gain on sale of approximately $0.2 million due to an increase in actual versus estimated sales proceeds. The proceeds from these dispositions were used to payoff two mortgage loans secured by two of the properties (see Note 11) and to pay down the Company’s unsecured bank line of credit.

On February 9, 2005, the Company entered into a contract to sell a 93,000 square foot office building in Leawood, Kansas, for a sale price of $7.29 million. On the same day, the Company recognized an impairment charge of approximately $3.8 million and the sale was completed. The proceeds from this disposition were used to pay down the Company’s unsecured bank line of credit.

On January 18, 2005, the Company completed the sale of Rockwall I and II, a 343,000 square foot office complex located in Rockville, MD, for a sale price of $76.75 million. The gain on sale recognized was approximately $17.3 million. Approximately $3 million of additional gain on sale has been deferred pending resolution of sale contingencies which the Company anticipates will be resolved during the third quarter of 2005. In connection with the sale of Rockwall, the Company paid off a mortgage loan of $43.3 million and recognized a loss on early extinguishment of debt of $2.4 million which primarily consisted of a prepayment penalty in connection with the loan payoff. The Company used the proceeds of this sale to acquire Metro Place II in a 1031 tax deferred exchange (as discussed in Note 5).

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the gain on sale and the related operating results from these sold properties are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet with the related results from operations classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. As of June 30, 2005, there were ten properties classified as held for sale which were as follows:

Property	Market	Square Footage
Oakbrook Terrace Corp Ctr III	Chicago	232,052 sf
Columbia Centre II	Chicago	146,530 sf
University Club Tower	St. Louis	272,443 sf
Woodlands Plaza	St. Louis	81,853 sf
Woodlands Tech	St. Louis	98,037 sf
Riverview Office Tower	Minneapolis	227,129 sf
Bryant Lake	Minneapolis	171,359 sf
Capitol Center	Des Moines	165,127 sf
Northglenn Business Center	Denver	65,000 sf
Palms Bus. Center IV & North	Las Vegas	129,501 sf

In August 2005, the Woodlands Tech property was sold. See Note 21 for further discussion.

The major classes of assets and liabilities of the ten properties classified as held for sale at June 30, 2005, as well as the assets and liabilities of Rockwall I and II which was classified as held for sale at December 31, 2004 (and sold in January 2005 as discussed above), are as follows (dollars in thousands):

	June 30, 2005	December 31, 2004
ASSETS
Rental properties, net	$114,434	$55,506
Leasing and financing costs, net	3,052	849
Straight-line rent receivable, net	2,210	338
Other assets	190	634

Properties held for sale	$119,886	$57,327

LIABILITIES
Notes payable	$—	$43,322
Other liabilities	2,848	(22)

Obligations associated with properties held for sale	$2,848	$43,300

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

Below is a summary of the results of operations of: (i) sold properties through their respective disposition dates and (ii) properties held for sale through the current reporting period (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
OPERATING REVENUE
Rental revenue	$6,999	$11,675	$14,935	$22,753

OPERATING EXPENSES
Property operating expenses	3,110	4,049	6,686	8,477
General and administrative	—	11	—	12
Depreciation and amortization	1,116	3,559	3,768	7,105
Provision for impairment of real estate assets	—	—	28,426	—

Total operating expenses	4,226	7,619	38,880	15,594

Interest expense	(55)	(1,176)	(323)	(2,404)
Loss on early extinguishment of debt	(135)	—	(2,513)	—

Income (loss) before gain on sales of real estate assets	2,583	2,880	(26,781)	4,755
Gain on sales of real estate assets	9,309	12,408	26,629	12,528

Discontinued operations	$11,892	$15,288	$(152)	$17,283

NOTE 7. INVESTMENTS IN LAND AND DEVELOPMENT

The Company’s investments in land and development decreased from $147,435,000 at December 31, 2004, to $134,372,000 at June 30, 2005. This decrease is primarily due to the disposition of approximately 28 acres of land held for development, known as Eden Shores located in Hayward, California. On March 25, 2005, the Company entered into a contract to sell Eden Shores to an unaffiliated third party which owns land adjacent to this parcel for a sale price of $12 million. At that time, the Company recognized an impairment charge of approximately $5.1 million which is included in the provision for impairment of real estate assets in the accompanying consolidated statement of operations for the six months ended June 30, 2005. On March 28, 2005, the sale was completed. The Company received $5 million in cash and a $7 million first mortgage loan receivable, secured by the land, with a fixed interest rate of 8%, a 20-year amortization requiring monthly principal and interest payments of approximately $59,000, and a maturity date of March 28, 2007. On June 28, 2005, this mortgage loan receivable was sold to a bank for approximately $6.98 million which was the outstanding principal balance on that date. The Company did not recognize any gain or loss on this transaction.

In addition, on January 31, 2005, the Company sold its interest in the Gateway Office Five development project located in Denver, Colorado, which was in the form of a mezzanine loan with a net basis of approximately $835,000 as of December 31, 2004 (see table below). In connection with this sale, the mezzanine loan principal balance and accrued interest was paid off in full. In addition, the Company received a $430,000 fee to terminate its acquisition rights for this property. This fee in included in interest and other income on the accompanying consolidated statement of operations for the six months ended June 30, 2005.

As of June 30, 2005 and December 31, 2004, the Company had investments in the following properties under development and land held for development. The investment descriptions are as of June 30, 2005 (dollars in thousands).

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at June 30, 2005		Investment Balance at December 31, 2004
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	—	—	(1)	—	(1)	$835

TOTAL PROPERTIES UNDER DEVELOPMENT				—			—		$835

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,216		$5,170

	Subtotal - Boston			235,000			5,216		5,170

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	to be determined	50	% (2)	35,473	(2)	34,636	(2)
	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,750		4,750

	Subtotal - Denver			120,000			40,223		39,386

San Francisco	Marina Shores	33.2 acre mixed-use waterfront community which could include office, retail and multifamily units; currently in entitlement process	Redwood City	to be determined	50	% (3)	82,814		79,548
	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office park	Hayward	—	—	(4)	—	(4)	16,530

	Subtotal - San Francisco			—			82,814		96,078
		Other land held for development	New Jersey/San Francisco				6,119		5,966

TOTAL LAND HELD FOR DEVELOPMENT				355,000			$134,372		$146,600

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT				355,000			$134,372		$147,435

(1)	Interest previously held in the form of a mezzanine loan. In the first quarter of 2005, the mezzanine loan was paid off in full. See above for further discussion.
(2)	Interest in the form of mezzanine loans and equity. In addition, the Company holds a mortgage loan receivable secured by the land with a balance of $11,073 and $12,872 at June 30, 2005 and December 31, 2004, respectively (see Note 9 for further discussion).
(3)	Interest in the form of equity and mezzanine loans. The Company consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised. See Note 16 for further discussion.
(4)	In the first quarter of 2005, the Company sold this property to an unaffiliated third party. See above for further discussion.

The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under its development alliances, the Company has provided an aggregate of approximately $2.5 million in debt guarantees; however, some of the loans were not fully drawn as of June 30, 2005. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. The Company would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for the Company’s obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that the Company must make payments under one of these guarantees, its only recourse is to the limited

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

liability companies that own the properties. No estimate of the amount that could be recovered by the Company in such an event can be made at this time. Performance under the guarantees would result in a contribution to the venture and an increase in the Company’s effective ownership percentages.

Certain of the alliances with which the Company conducts business have been deemed to be VIEs as defined by FIN 46 Revised; however, other than Marina Shores as discussed in Note 16, none of these VIEs are required to be consolidated as the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $92.8 million and $53.7 million, respectively, at June 30, 2005, and $92.8 million and $54.5 million, respectively, at December 31, 2004. The Company’s maximum exposure to loss is equal to its investments in these arrangements, plus the related debt guarantees, as described above.

NOTE 8. INVESTMENTS IN UNCONSOLIDATED OPERATING JOINT VENTURES

The Company’s investments in unconsolidated operating joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings and losses. Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated operating joint ventures consisted of the following as of June 30, 2005 and December 31, 2004 (dollars in thousands):

					Investment Balance
Joint Venture	Ownership Interest	Property Location	Square Footage/ Units	Property Type	June 30, 2005	Dec 31, 2004
Rincon Center I & II	10%	San Francisco, CA	741,103 sf	Mixed-Use	$4,187	$4,158
2000 Corporate Ridge	10%	McLean, VA	255,980 sf	Office	3,108	3,018
Gateway Retail I	50%	Denver, CO	12,000 sf	Retail	416	406
Lakecrest Apartments	27%	Aurora, CO	440 units	Residential	4,225	4,432

					$11,936	$12,014

NOTE 9. MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage secured by a 50% interest in 152 acres of land at Gateway Business Park in Aurora, Colorado. The balance of this mortgage loan receivable decreased from $12,872,000 at December 31, 2004, to $11,073,000 at June 30, 2005, due to principal payments received of $2,500,000, partially offset by monthly interest accruals of $701,000. The loan was originally funded in June 1998, had a fixed interest rate of 6.5% and a maturity date of July 2007. In July 2004, the loan agreement was amended to increase the interest rate to 9.0%. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Business Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development. No loan loss reserves have been recorded related to this loan. The borrowing entities in this loan arrangement have been deemed to be VIEs, but the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised as the borrower bears the majority of the risk of loss. The Company’s maximum exposure to loss is equal to the recorded amount of its loan, including accrued interest.

As discussed in Note 7, in connection with the Company’s disposition of approximately 28 acres of land held for development, known as Eden Shores located in Hayward, California, the Company held a first mortgage loan receivable of $7 million, secured by the land, with a fixed interest rate of 8%, a 20-year amortization requiring monthly principal and interest payments of approximately $59,000, and a maturity date of March 28, 2007. On June 28, 2005, this mortgage loan receivable was sold to a bank for approximately $6.98 million which was the outstanding principal balance on that date. The Company did not recognize any gain or loss on this transaction.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

NOTE 10. OTHER ASSETS

As of June 30, 2005 and December 31, 2004, other assets on the consolidated balance sheets consist of the following (in thousands):

	2005	2004
Accounts receivable, net of allowances of $222 and $1,422 as of June 30, 2005 and December 31, 2004, respectively	$2,484	$2,858
Prepaid expenses and deposits	5,513	1,249
Impound accounts (restricted cash)	1,035	1,047
Notes receivable	5,082	3,605
Investment in management contracts, net of accumulated amortization	867	1,156
Other	248	287

Total other assets	$15,229	$10,202

NOTE 11. MORTGAGE LOANS AND UNSECURED BANK LINE OF CREDIT

The Company had the following mortgage loans and unsecured bank line of credit outstanding as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	2005	2004
Loans with various lenders, bearing interest at fixed rates between 4.73% and 8.32% at June 30, 2005, and 4.99% and 8.13% at December 31, 2004, with monthly principal and interest payments ranging between $52 and $235 and maturing at various dates through December 1, 2013. These loans are collateralized by properties with an aggregate net carrying value of $609,353 and $497,782 at June 30, 2005 and December 31, 2004, respectively. One of these loans includes an unamortized premium of $1,044 and $1,190 at June 30, 2005 and December 31, 2004, respectively.	$418,554	$345,992

Loans with various lenders, bearing interest at variable rates ranging between 5.34% and 6.59% at June 30, 2005, and between 4.15% and 5.65% at December 31, 2004, and maturing at various dates through November 10, 2008. These loans are collateralized by properties with an aggregate net carrying value of $180,781 and $161,541 at June 30, 2005 and December 31, 2004, respectively.	76,619	116,978

Loan with an insurance company, net of unamortized discount of $411 and $467 at June 30, 2005 and December 31, 2004, respectively. The loan has two fixed rate components. The fixed rate component of $43,448 at June 30, 2005 bears interest at 6.13%, matures on February 11, 2009, and requires monthly principal and interest payments of $296. The fixed rate component of $139,250 at June 30, 2005 bears interest at 5.91%, matures on February 11, 2009, and requires monthly principal and interest payments of $923. The two components are cross-collateralized by properties with an aggregate net carrying value of $231,658 and $237,406 at June 30, 2005 and December 31, 2004, respectively.

	182,698	184,412

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

	2005	2004
Loan with an insurance company, net of unamortized discount of $468 and $538 at June 30, 2005 and December 31, 2004, respectively. The loan bears a fixed interest rate at 6.13%, matures on November 10, 2008, and requires monthly principal and interest payments of $343. This loan is cross-collateralized by a pool of properties with an aggregate net carrying value of $106,322 and $108,228 at June 30, 2005 and December 31, 2004, respectively.	50,280	50,688

Total mortgage loans	728,151	698,070

Unsecured $180,000 line of credit with a group of commercial banks, with a variable interest rate of 30-day LIBOR plus 1.750% at June 30, 2005 and December 31, 2004 (5.09% and 4.15%, respectively), monthly interest only payments and a maturity date of March 26, 2007, with one one-year extension option.	44,119	21,320

Total mortgage loans and unsecured bank line of credit before adjustment for properties held for sale	$772,270	$719,390

Mortgage loans on the consolidated balance sheets as of June 30, 2005 and December 31, 2004 are presented net of properties classified as held for sale. The following table reconciles total mortgage loans from the table above to the amounts presented on the consolidated balance sheets (dollars in thousands):

	June 30, 2005	December 31, 2004
Total mortgage loans	$728,151	$698,070
Mortgage loans related to properties held for sale (Note 6)	—	(43,322)

Total mortgage loans adjusted for properties held for sale	$728,151	$654,748

At June 30, 2005 and December 31, 2004, the Company’s indebtedness included fixed-rate debt of $651,532,000 and $581,092,000, respectively, and floating-rate debt of $120,738,000 and $138,298,000, respectively.

In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised. Marina Shores has total debt of $45 million consisting of two loans, with a $30 million loan bearing interest at the fixed rate of 6.32%, and a $15 million loan bearing interest at the fixed rate of 8.32%. Both loans require monthly interest-only payments and mature on February 15, 2006. These loans are grouped with the fixed rate loans with various lenders in the above table.

In the second quarter of 2005, the Company closed a new $27 million loan which is secured by the Gateway Park office property located in Aurora, Colorado. The loan has a maturity date of June 1, 2008, and bears interest at the fixed rate of 4.86%. In addition, the Company closed a new $13.25 million loan which is secured by the University Center office property located in Tampa, Florida. The loan has a maturity date of June 5, 2006, with two one-year extension options, and bears interest at the fixed rate of 5.20%. The proceeds from both of these new loans were used to pay down the Company’s unsecured bank line of credit.

In the second quarter of 2005, in connection with the disposition of Lake Point Business Park, an industrial property located in Orlando, Florida (as discussed in Note 6), the Company made a pay down of approximately $7.1 million on a floating-rate loan which was secured by a cross-collateralized pool of five properties. This loan bears interest at the floating rate of 30-day LIBOR plus 2.00%, requires monthly interest-only payments, and has a maturity date of

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

December 5, 2005. The interest rate on this loan at June 30, 2005, was 5.34% and it is now secured by a cross-collateralized pool of four properties. In connection with this pay down, the Company recognized a loss on early extinguishment of debt of approximately $25,000 which consisted of the write-off of unamortized original financing costs.

In the second quarter of 2005, in connection with the disposition of Fairfield Business Quarters, an office property located in Fairfield, New Jersey (as discussed in Note 6), the Company paid off a mortgage loan of $1.8 million which had a fixed interest rate of 8.125% and a maturity date of June 1, 2007. In connection with this payoff, the Company recognized a loss on early extinguishment of debt of approximately $110,000 which consisted of a prepayment penalty in connection with the loan payoff.

In the first quarter of 2005, in connection with the acquisition of Metro Place II, an office property located in Merrifield, Virginia (as discussed in Note 5), the Company assumed a $39.4 million mortgage loan with an insurance company. The loan bears interest at the fixed rate of 5.06% and matures on May 1, 2010.

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

In the first quarter of 2005, in connection with the disposition of Rockwall I & II, an office complex located in Rockville, Maryland (as discussed in Note 6), the Company paid off a mortgage loan of $43.3 million which had a fixed interest rate of 6.77% and a maturity date of October 1, 2006. In connection with this payoff, the Company recognized a loss on early extinguishment of debt of approximately $2.4 million which primarily consisted of a prepayment penalty in connection with the loan payoff, as well as the write-off of unamortized original financing costs.

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

At June 30, 2005 and December 31, 2004, the Company was not a party to any open interest rate protection agreements. Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of June 30, 2005, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $44,119 which has an initial maturity of March 26, 2007.

Year Ending December 31,
2005	$51,168
2006	148,051
2007	53,665
2008	169,870
2009	202,250
Thereafter	147,266

Total	$772,270

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

NOTE 12. OTHER LIABILITIES

As of June 30, 2005 and December 31, 2004, other liabilities on the consolidated balance sheets consist of the following (in thousands):

	2005	2004
		(As restated, see Note 2)
Accounts payable and accrued liabilities	$3,416	$3,869
SFAS No. 141 below market rate leases, net of accumulated amortization	4,862	4,952
Unsecured note payable	2,778	2,710
Accrued retirement benefits	5,413	5,292
Accrued dividends	14,489	15,931
Interest payable	2,000	1,953
Security deposits	5,634	6,487
Property taxes payable	1,175	1,474
Prepaid rents	2,743	4,295
Deferred gain on sale (see Note 6)	2,960	—
Deferred income	72	250

Total other liabilities	$45,542	$47,213

NOTE 13. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled approximately $292,000 and $1,032,000 for the three months ended June 30, 2005 and 2004, respectively, and $415,000 and $1,861,000 for the six months ended June 30, 2005 and 2004, respectively, and consisted of property management, asset management and other fee income.

NOTE 14. PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS

In connection with the Company’s decision in March 2005 to dispose of assets in its non-core markets and certain non-core assets in core markets, the Company reduced the intended holding period of 21 assets to two years or less. Based on the Company’s analysis of the discounted cash flows of each asset over the next two years, the Company determined that nine of the assets were impaired. The difference between the estimated fair value (calculated by discounting estimated future cash flows and sales proceeds) and the net book value was approximately $49.3 million. When combined with impairment charges recognized on two additional assets sold during the first quarter of 2005 (as discussed in Notes 6 and 7), the total impairment charge recognized during the six months ended June 30, 2005, was approximately $58.2 million ($28.4 million of which is included in discontinued operations). The remaining twelve assets are expected to generate gains on sale. Following is a list of the 11 assets for which an impairment charge was recorded during the first quarter of 2005:

Property	Market	Square Footage
Oakbrook Terrace Corp Center III	Chicago	232,052
Columbia Centre II	Chicago	150,133
Embassy Plaza	Chicago	140,744
Riverview Office Tower	Minneapolis	227,129
Osram Building	Indianapolis	45,265
Capitol Center	Des Moines	165,127
Thousand Oaks	Memphis	420,177
Northglenn Business Center	Denver	65,000
Fairfield Business Quarters (see Note 6)	New Jersey	42,792
Leawood Office Building (see Note 6)	Kansas City	92,787
Eden Shores (see Note 7)	Hayward	27.94 acres

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

NOTE 15. LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with various loan payoffs (as discussed in Note 11), including those related to properties classified as discontinued operations, the Company recorded aggregate losses on early extinguishment of debt of $135,000 and $0 during the three months ended June 30, 2005 and 2004, respectively, and $3,074,000 and $85,000 during the six months ended June 30, 2005 and 2004, respectively, consisting of prepayment penalties and write-offs of unamortized original financing costs. Of these total losses, $135,000 and $2,513,000 has been included in discontinued operations for the three and six months ended June 30, 2005, as they were related to loan payoffs in connection with property sales.

NOTE 16. CONSOLIDATION UNDER FIN 46 REVISED

In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised. The implementation of this change was accounted for as a change in accounting principle and applied cumulatively as of January 1, 2004. The effect of this change on the Company’s consolidated balance sheet as of June 30, 2005 and December 31, 2004, and the Company’s consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, is detailed in the tables below. All intercompany transactions, receivables and payables have been eliminated in consolidation.

	As of June 30, 2005 (in 000’s)	As of December 31, 2004 (in 000’s)
Consolidated Balance Sheets
Investments in land and development	$46,060	$46,087
Cash and cash equivalents	833	570
Other assets	92	105

Total assets	$46,985	$46,762

Mortgage loans (1)	$45,000	$45,000
Other liabilities	184	151

Total liabilities	45,184	45,151

Minority interest	2,571	2,451
Retained earnings	(770)	(840)

Total liabilities and stockholders’ equity	$46,985	$46,762

(1)	Contains a recourse provision to the Company in the amount of $30 million.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Consolidated Statements of Operations
Elimination of fees and reimbursements	$—	$(20)	$(20)	$(40)

Capitalization of interest expense	(45)	(38)	(90)	(73)
Cumulative effect of change in accounting principle	—	—	—	912

Total expenses	(45)	(38)	(90)	839

Net income (loss)	$45	$18	$70	$(879)

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

The cumulative effect of the change in accounting principle resulted in a one-time non-cash reduction to the Company’s net income of $912,000, or approximately $0.03 per share, during the six months ended June 30, 2004, which represented the elimination of intercompany fee income recognized, partially offset by additions to capitalized interest on this development project as if Marina Shores had been consolidated at the inception of the Company’s investment.

NOTE 17. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(As restated, see Note 2)		(As restated, see Note 2)
Net income (loss) available to Common Stockholders – Basic	$11,841	$8,079	$(32,838)	$7,956
Minority interest	994	—	—	—

Net income (loss) available to Common Stockholders – Diluted	$12,835	$8,079	$(32,838)	$7,956

Weighted average shares:
Basic	35,921,157	31,662,622	35,870,534	30,114,060
Stock options and restricted stock	243,961	—	—	—
Convertible Operating Partnership Units	2,993,969	—	—	—

Diluted	39,159,087	31,662,622	35,870,534	30,114,060

Basic earnings (loss) per share	$0.33	$0.26	$(0.92)	$0.26
Diluted earnings (loss) per share	$0.33	$0.26	$(0.92)	$0.26

For the three months ended June 30 2005, 2,368,239 options to purchase shares of the Company’s common stock have been excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the Company’s common stock of $20.31 for the three months ended June 30, 2005. For the three months ended June 30, 2004, 2,923,700 options to purchase shares of the Company’s common stock and 3,001,957 convertible operating partnership units have been excluded from the computation of diluted earnings per share as they are anti-dilutive. For the six months ended June 30, 2005 and 2004, options to purchase shares of the Company’s common stock of 2,601,700 and 2,923,700, respectively, and convertible operating partnership units of 2,997,941 and 3,001,957, respectively, have been excluded from the computation of diluted earnings per share as they are anti-dilutive. The preferred stock has been excluded from the computation of diluted earnings per share as it is anti-dilutive in all periods presented.

NOTE 18. SEGMENT INFORMATION

The Company owns and operates primarily office properties throughout the United States and manages its business by geographic markets. The Company’s office properties consist primarily of multi-tenant office buildings. The remainder of the Company’s portfolio consists primarily of industrial properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s geographic markets are managed separately as each market requires different operating, pricing and leasing strategies. Each represents a reportable segment. As of June 30, 2005, the Company’s largest markets are Washington D.C., Southern California, Northern New Jersey, Boston and San Francisco.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon net operating income of the combined properties which represents rental revenue less property operating expenses in each segment. Significant information used by the Company for its reportable segments (including discontinued operations) as of and for the three and six months ended June 30, 2005 and 2004, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Washington D.C.
Rental revenue	$9,112	$10,297	$17,116	$18,798
Property operating expenses	2,269	2,536	4,563	4,894

Net operating income	$6,843	$7,761	$12,553	$13,904

Southern California
Rental revenue	$8,685	$8,383	$17,379	$16,578
Property operating expenses	2,683	2,661	5,435	5,282

Net operating income	$6,002	$5,722	$11,944	$11,296

Northern New Jersey
Rental revenue	$6,271	$6,672	$12,152	$12,846
Property operating expenses	2,063	2,001	4,527	4,331

Net operating income	$4,208	$4,671	$7,625	$8,515

Provision for impairment of real estate assets	$—	$—	$836	$—

Boston
Rental revenue	$6,357	$7,460	$12,836	$15,235
Property operating expenses	2,713	2,861	5,871	5,887

Net operating income	$3,644	$4,599	$6,965	$9,348

San Francisco
Rental revenue	$2,301	$2,477	$4,777	$5,099
Property operating expenses	701	654	1,430	1,596

Net operating income	$1,600	$1,823	$3,347	$3,503

Chicago
Rental revenue	$3,012	$3,181	$6,104	$6,285
Property operating expenses	1,474	1,373	3,059	2,858

Net operating income	$1,538	$1,808	$3,045	$3,427

Provision for impairment of real estate assets	$—	$—	$15,988	$—

St. Louis
Rental revenue	$1,956	$2,098	$3,957	$4,115
Property operating expenses	774	745	1,612	1,526

Net operating income	$1,182	$1,353	$2,345	$2,589

Tampa/Orlando
Rental revenue	$2,049	$1,876	$4,401	$3,753
Property operating expenses	603	620	1,359	1,294

Net operating income	$1,446	$1,256	$3,042	$2,459

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Denver
Rental revenue	$1,688	$1,304	$3,380	$2,487
Property operating expenses	644	494	1,282	986

Net operating income	$1,044	$810	$2,098	$1,501

Provision for impairment of real estate assets	$—	$—	$3,136	$—

Minneapolis
Rental revenue	$1,503	$1,374	$3,124	$2,821
Property operating expenses	725	611	1,412	1,248

Net operating income	$778	$763	$1,712	$1,573

Provision for impairment of real estate assets	$—	$—	$3,597	$—

Las Vegas
Rental revenue	$1,249	$1,218	$2,533	$2,292
Property operating expenses	291	269	595	517

Net operating income	$958	$949	$1,938	$1,775

All Others
Rental revenue	$3,372	$3,637	$7,145	$7,172
Property operating expenses	1,475	1,717	3,111	3,435

Net operating income	$1,897	$1,920	$4,034	$3,737

Provision for impairment of real estate assets	$—	$—	$34,679	$—

Discontinued Operations
Rental revenue	$(6,999)	$(11,675)	$(14,935)	$(22,753)
Property operating expenses	(3,110)	(4,049)	(6,686)	(8,477)

Net operating income	$(3,889)	$(7,626)	$(8,249)	$(14,276)

Provision for impairment of real estate assets	$—	$—	$(28,426)	$—

Total
Rental revenue	$40,556	$38,302	$79,969	$74,728
Property operating expenses	13,305	12,493	27,570	25,377

Net operating income	$27,251	$25,809	$52,399	$49,351

Provision for impairment of real estate assets	$—	$—	$29,810	$—

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

The following is a reconciliation of segment revenues to total operating revenue and segment net operating income to income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle for the periods presented above (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues
Rental revenue for reportable segments	$40,556	$38,302	$79,969	$74,728
Fees and reimbursements, including from related parties	1,359	1,032	2,454	1,861

Total operating revenue	$41,915	$39,334	$82,423	$76,589

Net Operating Income
Net operating income for reportable segments	$27,251	$25,809	$52,399	$49,351
Provision for impairment of real estate assets for reportable segments	—	—	(29,810)	—
Unallocated amounts:
Fees and reimbursements, including from related parties	1,359	1,032	2,454	1,861
Interest and other income	615	638	1,645	1,469
Equity in earnings of unconsolidated operating joint ventures	169	249	302	437
General and administrative	(3,925)	(3,999)	(7,210)	(6,170)
Depreciation and amortization	(12,990)	(12,240)	(26,181)	(23,751)
Interest expense	(9,724)	(8,104)	(18,922)	(16,122)
Loss on early extinguishment of debt	—	—	(561)	(85)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$2,755	$3,385	$(25,884)	$6,990

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

The following is a reconciliation of segment assets to total assets for the periods presented on the consolidated balance sheets (in thousands):

	As of June 30, 2005	As of December 31, 2004
Washington D.C.	$253,605	$239,694
Southern California	201,011	203,712
Northern New Jersey	133,459	138,910
Boston	146,101	147,841
San Francisco	104,788	106,126
Chicago	51,481	78,480
St. Louis	29,476	29,395
Tampa/Orlando	39,499	45,602
Denver	41,814	45,637
Minneapolis	25,893	29,647
Las Vegas	32,579	33,054
All others	67,181	104,489
Properties held for sale	(114,434)	(55,506)

Total rental properties, net, for reportable segments	1,012,453	1,147,081

Unallocated amounts:
Properties held for sale, net	119,886	57,327
Investments in land and development	134,372	147,435
Investments in unconsolidated operating joint ventures	11,936	12,014
Mortgage loans receivable	11,073	12,872
Leasing and financing costs, net	26,659	24,403
Straight-line rent receivable, net	16,344	15,764
Cash and cash equivalents	4,832	6,003
Other assets	15,229	10,202

Total Assets	$1,352,784	$1,433,101

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

June 30, 2005 and 2004

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

NOTE 20. EQUITY TRANSACTIONS

Common Stock Offerings

On December 16, 2004, the Company completed the sale of 4,000,000 shares of common stock in an offering underwritten by Goldman, Sachs & Co. The 4,000,000 shares were sold at a per share price of $20.80, resulting in proceeds, net of offering costs, of approximately $81.8 million. Approximately $158,000 of offering costs were paid during the six months ended June 30, 2005. The Company used the net proceeds to redeem a portion of the outstanding shares of its Preferred Stock on January 28, 2005 (as discussed below). In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under the Company’s unsecured bank line of credit.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

NOTE 21. SUBSEQUENT EVENTS

Disposition

On August 1, 2005, the Company completed the sale of Woodlands Tech, a 98,037 square foot office property located in St. Louis, Missouri, for a sale price of $8.4 million. The Company expects to recognize a gain on sale in this transaction of approximately $3.9 million. The proceeds from this disposition were used to pay down a floating rate loan which was secured by a cross-collateralized pool of five properties, including this property, and to pay down the Company’s unsecured bank line of credit. This property was included in the 21 assets which the Company had decided to dispose of over the next two years as discussed in Note 14 and was classified as held for sale as of June 30, 2005 (see Note 6).

Acquisition

On August 11, 2005, the Company acquired 33 New Montgomery, a 20-story, Class “A” office tower located in the San Francisco Financial District, for a purchase price of $75 million. The building, totaling 241,794 rentable square feet, is located at the corner of Market and New Montgomery streets adjacent to the Montgomery Street BART Station. The property is 92% leased to a diversified roster of 31 tenants with no single tenant leasing more than 10% of the net rentable area (the average tenant size is 7,000 SF). The tenant base consists primarily of prominent professional service-oriented companies in the insurance, government, finance and legal sectors.

Pending Acquisition

The Company announces the pending acquisition of Capitol Place III in Washington DC. Capitol Place III consists of a 12-story, Class “A-” office building totaling 212,779 square feet and located in Washington, D.C.’s Capitol Hill district. The building is three blocks from the U. S. Capitol building; one block from Union Station, and is part of Capitol Place, one of the largest projects in the District of Columbia. Capitol Place is a one million square foot mixed-use project located on nearly an entire city block bounded by New Jersey Avenue, F Street, and First Street, N.W. The Capitol Place project is composed of four buildings – three office buildings and a full service, 264-room Washington Court Hotel-situated around a central atrium. The project is 100% leased to eight tenants. The purchase price is approximately $70 million. This acquisition is subject to a number of contingencies, including approval of the assumption of a mortgage loan and customary closing conditions. As a result, there can be no assurance that this acquisition will be completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated is a self-administered Real Estate Investment Trust (REIT) with a nationwide portfolio of 57 primarily office properties, including four operating joint ventures and ten properties held for sale, as of June 30, 2005. We focus on owning and managing high-quality, multi-tenant office properties with strong demand attributes located in supply constrained locations within large diverse markets. Our portfolio encompasses approximately 10 million square feet with the largest concentrations in the following markets: Washington D.C., Southern California, Northern New Jersey, Boston and San Francisco.

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

Results of Operations

Overview

Net Income (Loss) Available to Common Stockholders

For the three months ended June 30, 2005, we had net income available to common stockholders of $11,841,000, or $0.33 per diluted share, as compared with $8,079,000, or $0.26 per diluted share for the three months ended June 30, 2004. The three months ended June 30, 2005 included gains on sales of $9,309,000, or $0.24 per diluted share, as compared with gains on sales of $12,408,000, or $0.39 per diluted share, for the same period in 2004. Additionally, included in the three months ended June 20, 2004, were charges of $6,477,000, or $0.20 per diluted share associated with our 2004 redemption of preferred stock. The charges were $3,448,000 for the non-cash write-off of original issuance costs, $2,461,000 for the premium and other miscellaneous costs paid to redeem the preferred stock and $568,000 for the stub period dividends paid to the redeemed preferred stockholders.

Portfolio Performance

Overall portfolio occupancy increased from 87.6% at March 31, 2005 to 88.3% at June 30, 2005. Net operating income (adjusted for discontinued operations and defined as rental revenue less property operating expenses) decreased 6.9% from $33,435,000 for the three months ended June 30, 2004, to $31,140,000 for the three months ended June 30, 2005. This decrease primarily resulted from property dispositions and the bankruptcy of a large tenant in the Boston market as discussed further below under Rental Revenue. This decrease was partially offset by property acquisitions and increases in occupancy and rental rates.

Leasing Summary

During the three months ended June 30, 2005, we had approximately 212,000 square feet of new office leases at an average rent of $15.87 per square foot. We also renewed approximately 137,000 square feet of office leases at an average rent per square foot of $23.45. This represented an increase in effective rents from renewals (annualized rents net of concessions) of 6.2% during the second quarter of 2005.

Non-Core Asset Dispositions

In March 2005, after an in-depth review of our portfolio on an asset by asset basis, we decided to dispose of assets in our non-core markets, as well as certain non-core assets in core markets. Accordingly, we reduced the intended holding period of 21 assets to two years or less. Based on our analysis of the discounted cash flows of each asset over the next two years, we determined that nine of the assets were impaired due primarily to higher vacancy and lower rental rates in the respective markets. The difference between the estimated fair value (calculated by discounting estimated future cash flows and sales proceeds) and the net book value was $49,312,000. When combined with impairment charges of $8,924,000 recognized on two additional assets sold during the first quarter of 2005, the total impairment charge recognized during the six months ended June 30, 2005, was $58,236,000. The remaining twelve assets were expected to generate gains on sale. As of June 30, 2005, four of the 21 assets have been sold, as well as one other office property, for an aggregate gain on sale of $26,629,000.

Restatement

We have determined that a correction is required in the accounting for common and preferred stock dividends in accordance with generally accepted accounting principles. Our historical accounting has been to record dividends in the period in which they were paid, rather than the period in which they were declared. The correction of this accounting error will require a restatement of our consolidated financial statements as of and for the years ended December 31, 2003 and 2004 (including all interim periods for 2003 and 2004) and the consolidated financial statements as of and for the quarter ended March 31, 2005. The restatement does not have an adverse impact on any covenants associated with our unsecured bank line of credit. The consolidated financial statements and accompanying footnotes presented herein reflect this restatement. We will file an amended Form 10-K for 2004 and an amended Form 10-Q for the first quarter of 2005 reflecting this restatement as soon as is practicable. Until these filings have occurred, the previous independent registered public accounting firm will not have completed its review of the restatement.

The impact of the restatement on our consolidated financial statements for the affected periods is summarized below (dollars in thousands):

Consolidated Balance Sheets:

	As of March 31, 2005		As of December 31, 2004		As of December 31, 2003
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Other liabilities	$34,353	$48,782	$31,282	$47,213	$37,221	$51,790
Total liabilities	$835,203	$849,632	$750,650	$766,581	$776,425	$790,994
Minority interest	$34,501	$34,616	$39,124	$39,336	$36,969	$37,048
Distributions in excess of accumulated earnings	$(281,964)	$(296,508)	$(223,282)	$(239,425)	$(184,843)	$(199,491)
Total stockholders’ equity	$510,340	$495,796	$643,327	$627,184	$591,845	$577,197

Consolidated Statements of Operations:

	Three months ended March 31, 2005		Three months ended June 30, 2004
	Previously Reported	As Restated	Previously Reported	As Restated
Minority interest	$(3,836)	$(3,721)	$667	$799
Dividends paid on redeemed preferred stock	$2,102	$596	$2,073	$568
Net income (loss) available to Common Stockholders	$(46,069)	$(44,678)	$6,706	$8,079
Basic earnings (loss) per share	$(1.28)	$(1.24)	$0.21	$0.26
Diluted earnings (loss) per share	$(1.28)	$(1.24)	$0.21	$0.26

continued

Consolidated Statements of Operations:

	Six months ended June 30, 2004		Nine months ended September 30, 2004
	Previously Reported	As Restated	Previously Reported	As Restated
Minority interest	$655	$787	$684	$816
Preferred dividends	$8,141	$6,636	$11,459	$9,954
Net income available to Common Stockholders	$6,583	$7,956	$6,993	$8,366
Basic earnings per share	$0.22	$0.26	$0.22	$0.27
Diluted earnings per share	$0.22	$0.26	$0.22	$0.27

	Year ended December 31, 2004		Year ended December 31, 2003
	Previously Reported	As Restated	Previously Reported	As Restated
Minority interest	$465	$597	$1,101	$1,108
Preferred dividends	$14,777	$13,272	$19,491	$19,422
Net income available to Common Stockholders	$4,825	$6,198	$10,417	$10,479
Basic earnings per share	$0.15	$0.20	$0.38	$0.38
Diluted earnings per share	$0.15	$0.20	$0.38	$0.38

Consolidated Statements of Stockholders’ Equity:

	As of December 31, 2004		As of December 31, 2003
	Previously Reported	As Restated	Previously Reported	As Restated
Distributions in excess of accumulated earnings	$(223,282)	$(239,425)	$(184,843)	$(199,491)
Total stockholders’ equity	$643,327	$627,184	$591,845	$577,197

For the three months ended March 31, 2003, and the three months ended September 30, 2003, the impact of the restatement on the statements of operations was a decrease in preferred dividends and an increase in net income available to common stockholders of $2,000 and $66,000, respectively. There was no impact on earnings per share. There was no impact for any period in the year ended December 31, 2002.

Funds from Operations (FFO):

	Previously Reported	As Restated
Three months ended March 31, 2005	$(51,531)	$(50,025)
Three months ended June 30, 2004	$10,599	$12,104
Six months ended June 30, 2004	$26,136	$27,641
Nine months ended September 30, 2004	$41,655	$43,160
Year ended December 31, 2004	$53,781	$55,286
Year ended December 31, 2003	$54,964	$55,033

See our definition of FFO and our reconciliation of net income (loss) to FFO beginning on page 50.

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, net income (loss) and gains on sales of real estate for properties sold or classified as held for sale are reflected in the consolidated statements of operations as “Discontinued Operations” for all periods presented. As we generally reinvest the proceeds from property dispositions into the acquisition of new properties, we believe that it is necessary to discuss our results of operations after discontinued operations have been added back to the respective revenue and expense line items to provide a representation of the balances that management uses to evaluate the results of operations as it provides greater comparability given the change in volume of dispositions for the periods presented.

Following is a table which reconciles our results of operations reported in accordance with GAAP to our results of operations with discontinued operations added back to each respective revenue and expense line item (dollars in thousands). The comparative discussion of the two period’s results which follows is based on the “Adjusted” column amounts.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Per Financial Statements	Discontinued Operations	Adjusted	Per Financial Statements (2)	Discontinued Operations	Adjusted (2)
OPERATING REVENUE
Rental revenue	$40,556	$6,999	$47,555	$38,302	$11,675	$49,977
Fees and reimbursements, including from related parties	1,359	—	1,359	1,032	—	1,032

Total operating revenue	41,915	6,999	48,914	39,334	11,675	51,009

OPERATING EXPENSES
Property operating expenses	13,305	3,110	16,415	12,493	4,049	16,542
General and administrative	3,925	—	3,925	3,999	11	4,010
Depreciation and amortization	12,990	1,116	14,106	12,240	3,559	15,799

Total operating expenses	30,220	4,226	34,446	28,732	7,619	36,351

Interest and other income	615	—	615	638	—	638
Equity in earnings of unconsolidated operating JV’s	169	—	169	249	—	249
Interest expense	(9,724)	(55)	(9,779)	(8,104)	(1,176)	(9,280)
Loss on early extinguishment of debt	—	(135)	(135)	—	—	—

Income before gain on sales of real estate assets, minority interest and discontinued operations	2,755	2,583	5,338	3,385	2,880	6,265
Gain on sales of real estate assets	—	9,309	9,309	—	12,408	12,408

Income before minority interest and discontinued operations	2,755	11,892	14,647	3,385	15,288	18,673
Minority interest (1)	(994)	—	(994)	(799)	—	(799)

Income before discontinued operations	1,761	11,892	13,653	2,586	15,288	17,874
Discontinued operations	11,892	(11,892)	—	15,288	(15,288)	—

Net income	13,653	—	13,653	17,874	—	17,874
Preferred dividends	(1,812)	—	(1,812)	(3,318)	—	(3,318)
Dividends paid on redeemed preferred stock	—	—	—	(568)	—	(568)
Premium and write-off of original issuance costs on preferred stock redemption	—	—	—	(5,909)	—	(5,909)

Net income available to Common Stockholders	$11,841	$—	$11,841	$8,079	$—	$8,079

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium and write-off of original issuance costs on preferred stock redemptions.
(2)	As restated. See discussion above under Restatement.

Net Operating Income. Following is a table of net operating income by market, for comparative purposes, presenting the results for the three months ended June 30, 2005 and 2004 (dollars in thousands). The data set forth below should be read in conjunction with “Note 18. Segment Information” in our consolidated financial statements included in Item 1.

	2005	% of Total	2004	% of Total
Washington D.C.	$6,843	22.0%	$7,761	23.2%
Southern California	6,002	19.3%	5,722	17.1%
Northern New Jersey	4,208	13.5%	4,671	14.0%
Boston	3,644	11.7%	4,599	13.8%
San Francisco	1,600	5.1%	1,823	5.5%
Chicago	1,538	4.9%	1,808	5.4%
St. Louis	1,182	3.8%	1,353	4.0%
Tampa/Orlando	1,446	4.6%	1,256	3.8%
Denver	1,044	3.4%	810	2.4%
Minneapolis	778	2.5%	763	2.3%
Las Vegas	958	3.1%	949	2.8%
All others	1,897	6.1%	1,920	5.7%

Total Net Operating Income	$31,140	100.0%	$33,435	100.0%

Rental Revenue. Rental revenue decreased $2,422,000, or 4.8%, to $47,555,000 for the three months ended June 30, 2005, from $49,977,000 for the three months ended June 30, 2004. This change primarily resulted from property dispositions and the bankruptcy of Axiowave Networks, Inc., a tenant at Marlborough Corporate Place, an office property located in Marlborough, Massachusetts, which defaulted on its lease obligation in December 2004. Axiowave’s lease encompassed approximately 100,000 square feet at Marlborough Corporate Place and accounted for approximately $2.9 million of annual revenues. This decrease was partially offset by property acquisitions and increases in occupancy and rental rates. Following is a table of rental revenue by market, for comparative purposes, presenting the results for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	2005	2004
Washington D.C.	$9,112	$10,297
Southern California	8,685	8,383
Northern New Jersey	6,271	6,672
Boston	6,357	7,460
San Francisco	2,301	2,477
Chicago	3,012	3,181
St. Louis	1,956	2,098
Tampa/Orlando	2,049	1,876
Denver	1,688	1,304
Minneapolis	1,503	1,374
Las Vegas	1,249	1,218
All others	3,372	3,637

Total Rental Revenue	$47,555	$49,977

Fees and Reimbursements, Including From Related Parties. Fees and reimbursements, including from related parties, consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated operating joint ventures and the Rancon Partnerships. This revenue increased $327,000 to $1,359,000 for the three months ended June 30, 2005, from $1,032,000 for the three months ended June 30, 2004, primarily due to increased development, disposition, lease consulting and other fees.

Property Operating Expenses. Property operating expenses were basically flat with a slight decrease of $127,000, or 0.8%, to $16,415,000 for the three months ended June 30, 2005, from $16,542,000 for the three months ended June 30, 2004. Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	2005	2004
Washington D.C.	$2,269	$2,536
Southern California	2,683	2,661
Northern New Jersey	2,063	2,001
Boston	2,713	2,861
San Francisco	701	654
Chicago	1,474	1,373
St. Louis	774	745
Tampa/Orlando	603	620
Denver	644	494
Minneapolis	725	611
Las Vegas	291	269
All others	1,475	1,717

Total Property Operating Expenses	$16,415	$16,542

Depreciation and Amortization. Depreciation and amortization decreased $1,693,000, or 10.7%, to $14,106,000 for the three months ended June 30, 2005, from $15,799,000 for the three months ended June 30, 2004. This decrease is primarily due to property dispositions and ceasing depreciation of assets held for sale.

Interest Expense. Interest expense increased $499,000, or 5.4%, to $9,779,000 for the three months ended June 30, 2005, from $9,280,000 for the three months ended June 30, 2004. This increase is primarily due to increases in outstanding debt, conversion of floating-rate debt to fixed-rate debt and increases in variable interest rates.

Loss on Early Extinguishment of Debt. During the three months ended June 30, 2005, we recorded losses on early extinguishment of debt of $135,000 which consisted of prepayment penalties and the write-off of unamortized original financing costs in connection with loan payoffs related to property dispositions.

Gain on sales of real estate assets. The gain on sales of real estate assets of $9,309,000 during the three months ended June 30, 2005, resulted from the sale of four properties, including two office and two industrial, which are part of our plan to dispose of certain assets in our non-core markets and certain non-core assets in core markets. The gain on sales of real estate assets of $12,408,000 during the three months ended June 30, 2004, resulted from the sale of one office property, which generated a gain of approximately $12,443,000, offset by payments of approximately $35,000 in cash related to the settlement of contingencies from prior period dispositions.

Charges associated with the redemption of preferred stock. In April 2004, we redeemed approximately 3.1 million shares of our outstanding 7¾% Series A Convertible Preferred Stock. In connection with this redemption, we incurred charges of $568,000 for the stub period dividends paid to the redeemed preferred shareholders, as well as a charge of $5,909,000, which consisted of $3,448,000 for the non-cash write-off of original issuance costs of the preferred shares, $2,407,000 for the premium paid to redeem the preferred shares and $54,000 in other miscellaneous costs.

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, net income (loss) and gains on sales of real estate for properties sold or classified as held for sale are reflected in the consolidated statements of operations as “Discontinued Operations” for all periods presented. As we generally reinvest the proceeds from property dispositions into the acquisition of new properties, we believe that it is necessary to discuss our results of operations after discontinued operations have been added back to the respective revenue and expense line items to provide a representation of the balances that management uses to evaluate the results of operations as it provides greater comparability given the change in volume of dispositions for the periods presented.

Following is a table which reconciles our results of operations reported in accordance with GAAP to our results of operations with discontinued operations added back to each respective revenue and expense line item (dollars in thousands). The comparative discussion of the two period’s results which follows is based on the “Adjusted” column amounts.

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Per Financial Statements	Discontinued Operations	Adjusted	Per Financial Statements (2)	Discontinued Operations	Adjusted (2)
OPERATING REVENUE
Rental revenue	$79,969	$14,935	$94,904	$74,728	$22,753	$97,481
Fees and reimbursements, including from related parties	2,454	—	2,454	1,861	—	1,861

Total operating revenue	82,423	14,935	97,358	76,589	22,753	99,342

OPERATING EXPENSES
Property operating expenses	27,570	6,686	34,256	25,377	8,477	33,854
General and administrative	7,210	—	7,210	6,170	12	6,182
Depreciation and amortization	26,181	3,768	29,949	23,751	7,105	30,856
Provision for impairment of real estate assets	29,810	28,426	58,236	—	—	—

Total operating expenses	90,771	38,880	129,651	55,298	15,594	70,892

Interest and other income	1,645	—	1,645	1,469	—	1,469
Equity in earnings of unconsolidated operating JV’s	302	—	302	437	—	437
Interest expense	(18,922)	(323)	(19,245)	(16,122)	(2,404)	(18,526)
Loss on early extinguishment of debt	(561)	(2,513)	(3,074)	(85)	—	(85)

Income (loss) before gain on sales of real estate assets, minority interest, discontinued operations and cumulative effect of change in accounting principle	(25,884)	(26,781)	(52,665)	6,990	4,755	11,745
Gain on sales of real estate assets	—	26,629	26,629	—	12,528	12,528

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(25,884)	(152)	(26,036)	6,990	17,283	24,273
Minority interest (1)	2,727	—	2,727	(787)	—	(787)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(23,157)	(152)	(23,309)	6,203	17,283	23,486
Discontinued operations	(152)	152	—	17,283	(17,283)	—

Income (loss) before cumulative effect of change in accounting principle	(23,309)	—	(23,309)	23,486	—	23,486
Cumulative effect of change in accounting principle	—	—	—	(912)	—	(912)

Net income (loss)	(23,309)	—	(23,309)	22,574	—	22,574
Preferred dividends	(3,624)	—	(3,624)	(6,636)	—	(6,636)
Dividends paid on redeemed preferred stock	(596)	—	(596)	(2,073)	—	(2,073)
Premium and write-off of original issuance costs on preferred stock redemption	(5,309)	—	(5,309)	(5,909)	—	(5,909)

Net income (loss) available to Common Stockholders	$(32,838)	$—	$(32,838)	$7,956	$—	$7,956

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium and write-off of original issuance costs on preferred stock redemptions.
(2)	As restated. See discussion above under Restatement.

Net Operating Income. Following is a table of net operating income by market, for comparative purposes, presenting the results for the six months ended June 30, 2005 and 2004 (dollars in thousands). The data set forth below should be read in conjunction with “Note 18. Segment Information” in our consolidated financial statements included in Item 1.

	2005	% of Total	2004	% of Total
Washington D.C.	$12,553	20.7%	$13,904	21.9%
Southern California	11,944	19.7%	11,296	17.8%
Northern New Jersey	7,625	12.6%	8,515	13.4%
Boston	6,965	11.5%	9,348	14.7%
San Francisco	3,347	5.5%	3,503	5.5%
Chicago	3,045	5.0%	3,427	5.4%
St. Louis	2,345	3.9%	2,589	4.0%
Tampa/Orlando	3,042	5.0%	2,459	3.9%
Denver	2,098	3.5%	1,501	2.3%
Minneapolis	1,712	2.8%	1,573	2.5%
Las Vegas	1,938	3.2%	1,775	2.8%
All others	4,034	6.6%	3,737	5.8%

Total Net Operating Income	$60,648	100.0%	$63,627	100.0%

Rental Revenue. Rental revenue decreased $2,577,000, or 2.6%, to $94,904,000 for the six months ended June 30, 2005, from $97,481,000 for the six months ended June 30, 2004. This change primarily resulted from property dispositions and the bankruptcy of Axiowave Networks, Inc., a tenant at Marlborough Corporate Place, an office property located in Marlborough, Massachusetts, which defaulted on its lease obligation in December 2004. Axiowave’s lease encompassed approximately 100,000 square feet at Marlborough Corporate Place and accounted for approximately $2.9 million of annual revenues. This decrease was partially offset by property acquisitions and increases in occupancy and rental rates. Following is a table of rental revenue by market, for comparative purposes, presenting the results for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	2005	2004
Washington D.C.	$17,116	$18,798
Southern California	17,379	16,578
Northern New Jersey	12,152	12,846
Boston	12,836	15,235
San Francisco	4,777	5,099
Chicago	6,104	6,285
St. Louis	3,957	4,115
Tampa/Orlando	4,401	3,753
Denver	3,380	2,487
Minneapolis	3,124	2,821
Las Vegas	2,533	2,292
All others	7,145	7,172

Total Rental Revenue	$94,904	$97,481

Fees and Reimbursements, Including From Related Parties. Fees and reimbursements, including from related parties, consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated operating joint ventures and the Rancon Partnerships. This revenue increased $593,000 to $2,454,000 for the six months ended June 30, 2005, from $1,861,000 for the six months ended June 30, 2004, primarily due to increased development, disposition, lease consulting and other fees.

Property Operating Expenses. Property operating expenses had a slight increase of $402,000, or 1.2%, to $34,256,000 for the six months ended June 30, 2005, from $33,854,000 for the six months ended June 30, 2004. This increase is primarily due to increased snow removal costs, partially offset by property dispositions. Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	2005	2004
Washington D.C.	$4,563	$4,894
Southern California	5,435	5,282
Northern New Jersey	4,527	4,331
Boston	5,871	5,887
San Francisco	1,430	1,596
Chicago	3,059	2,858
St. Louis	1,612	1,526
Tampa/Orlando	1,359	1,294
Denver	1,282	986
Minneapolis	1,412	1,248
Las Vegas	595	517
All others	3,111	3,435

Total Property Operating Expenses	$34,256	$33,854

General and Administrative Expenses. General and administrative expenses increased $1,028,000, or 16.6%, to $7,210,000 for the six months ended June 30, 2005, from $6,182,000 for the six months ended June 30, 2004. This increase is primarily due to increases in incentive compensation costs, higher professional fees related to Sarbanes-Oxley 404 compliance and increases in state franchise taxes.

Depreciation and Amortization. Depreciation and amortization decreased $907,000, or 2.9%, to $29,949,000 for the six months ended June 30, 2005, from $30,856,000 for the six months ended June 30, 2004. This decrease is primarily due to property dispositions and ceasing depreciation of assets held for sale.

Provision for impairment of real estate assets. In connection with our decision in March 2005 to dispose of assets in our non-core markets and certain non-core assets in core markets, we reduced the intended holding period of 21 assets to two years or less. Based on our analysis of the future undiscounted cash flows of each asset over the next two years, we determined that nine of the assets were impaired. The difference between the estimated fair value (calculated by discounting estimated future cash flows and sales proceeds) and the net book value was $49,312,000. When combined with impairment charges of $8,924,000 recognized on two additional assets sold during the first quarter of 2005, the total impairment charge recognized during the six months ended June 30, 2005 was $58,236,000.

Interest and Other Income. Interest and other income increased $176,000 to $1,645,000 for the six months ended June 30, 2005, from $1,469,000 for the six months ended June 30, 2004, primarily due to a fee we received to terminate our acquisition rights to the Gateway Office Five development project in the first quarter of 2005 (see below under Investments in Land and Development), partially offset by reduced interest income resulting from principal payments received in 2004 on our mortgage loan receivable secured by land at Gateway Business Park in Colorado.

Interest Expense. Interest expense increased $719,000, or 3.9%, to $19,245,000 for the six months ended June 30, 2005, from $18,526,000 for the six months ended June 30, 2004. This increase is primarily due to increases in outstanding debt, conversion of floating-rate debt to fixed-rate debt and increases in variable interest rates.

Loss on Early Extinguishment of Debt. During the six months ended June 30, 2005, we recorded losses on early extinguishment of debt of $3,074,000 which consisted primarily of prepayment penalties and the write-off of unamortized original financing costs in connection with loan payoffs related to the sale of Rockwall I and II, Lake Point Business Park and Fairfield Business Quarters, as discussed below, as well as a loan refinance. During the six months ended June 30, 2004, in connection with a loan payoff, we recorded a loss on early extinguishment of debt of $85,000 which consisted of the write-off of unamortized original financing costs in connection with a loan payoff.

Gain on sales of real estate assets. The gain on sales of real estate assets of $26,629,000 during the six months ended June 30, 2005, resulted from the sale of Rockwall I and II, an office complex located in Rockville, Maryland, as well as four other properties, including two office and two industrial, which are part of our plan to dispose of assets in our non-core markets and certain non-core assets in core markets. The gain on sales of real estate assets of $12,528,000 during the six months ended June 30, 2004, resulted from the sale of two office properties.

Cumulative Effect of Change in Accounting Principle. In accordance with FIN 46 Revised, we began consolidating the entity known as Marina Shores, effective January 1, 2004, as we are deemed to be the primary beneficiary as defined by FIN 46 Revised. The implementation of this change was accounted for as a change in accounting principle and applied cumulatively as of January 1, 2004. The cumulative effect of the change in accounting principle resulted in a one-time non-cash reduction to our net income of $912,000 for the six months ended June 30, 2004, which represented the elimination of intercompany fee income recognized, slightly offset by additions to capitalized interest on this development project as if Marina Shores had been consolidated at the inception of our investment.

Charges associated with the redemption of preferred stock. In January 2005, we redeemed approximately 3.1 million shares of our outstanding 7¾% Series A Convertible Preferred Stock. In connection with this redemption, during the six months ended June 30, 2005, we incurred $596,000 for the stub period dividends paid to the redeemed preferred shareholders, as well as a charge of $5,309,000, which consisted of $3,452,000 for the non-cash write-off of original issuance costs of the preferred shares, $1,812,000 for the premium paid to redeem the preferred shares and $45,000 in other miscellaneous costs. In April 2004, we redeemed approximately 3.1 million shares of our outstanding 7¾% Series A Convertible Preferred Stock. In connection with this redemption, during the six months ended June 30, 2004, we incurred charges of $2,073,000 for the stub period and final dividends paid to the redeemed preferred shareholders, as well as a charge of $5,909,000, which consisted of $3,448,000 for the non-cash write-off of original issuance costs of the preferred shares, $2,407,000 for the premium paid to redeem the preferred shares and $54,000 in other miscellaneous costs.

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2005, cash provided by operating activities was $26,483,000 as compared to $35,058,000 for the same period in 2004. This change is primarily due to an increase in cash paid for lease commissions, a decrease in net operating income from the rental properties (as discussed above) and increases in general and administrative expenses (as discussed above). Cash provided by investing activities was $73,647,000 for the six months ended June 30, 2005, as compared to cash used for investing activities of $21,401,000 for the same period in 2004. This change is primarily due to higher proceeds from property sales, offset by funds used for acquisition of properties during the six months ended June 30, 2005, as compared to higher investments in land and development, offset by higher principal payments on mortgage loans receivable received during the six months ended June 30, 2004. Cash used for financing activities was $101,301,000 for the six months ended June 30, 2005, as compared to $25,965,000 for the same period in 2004. This change is due primarily to cash received from the issuance of common stock in 2004, partially offset by an increase in borrowings, net of repayments, in 2005.

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

Investments in Land and Development

Our investments in land and development decreased from $147,435,000 at December 31, 2004, to $134,372,000 at June 30, 2005. This decrease is primarily due to the disposition of approximately 28 acres of land held for development, known as Eden Shores located in Hayward, California. On March 25, 2005, we entered into a contract to sell Eden Shores to an unaffiliated third party which owns land adjacent to this parcel for a sale price of $12 million. At that time, we recognized an impairment charge of approximately $5.1 million which is included in the provision for impairment of real estate assets in our consolidated statement of operations for the six months ended June 30, 2005. On March 28, 2005, the sale was completed. We received $5 million in cash and a $7 million first mortgage loan receivable, secured by the land, with a fixed interest rate of 8%, a 20-year amortization requiring monthly principal and interest payments of approximately $59,000, and a maturity date of March 28, 2007. On June 28, 2005, this mortgage loan receivable was sold to a bank for approximately $6.98 million which was the outstanding principal balance on that date. We did not recognize any gain or loss on this transaction.

In addition, on January 31, 2005, we sold our interest in the Gateway Office Five development project located in Denver, Colorado, which was in the form of a mezzanine loan with a net basis of approximately $835,000 as of December 31, 2004 (see table below). In connection with this sale, the mezzanine loan principal balance and accrued interest was paid off in full. In addition, we received a $430,000 fee to terminate our acquisition rights for this property. This fee in included in interest and other income on our consolidated statement of operations for the six months ended June 30, 2005.

As of June 30, 2005 and December 31, 2004, we had investments in the following properties under development and land held for development. The investment descriptions are as of June 30, 2005 (dollars in thousands).

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at June 30, 2005		Investment Balance at December 31, 2004
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	—	—	(1)	—	(1)	$835

TOTAL PROPERTIES UNDER DEVELOPMENT				—			—		$835

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,216		$5,170

	Subtotal – Boston			235,000			5,216		5,170

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	to be determined	50	%(2)	35,473	(2)	34,636	(2)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,750		4,750

	Subtotal – Denver			120,000			40,223		39,386

San Francisco	Marina Shores	33.2 acre mixed-use waterfront community which could include office, retail and multifamily units; currently in entitlement process	Redwood City	to be determined	50	%(3)	82,814		79,548

	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office park	Hayward	—	—	(4)	—	(4)	16,530

	Subtotal - San Francisco			—			82,814		96,078
		Other land held for development	New Jersey/San Francisco				6,119		5,966

TOTAL LAND HELD FOR DEVELOPMENT				355,000			$134,372		$146,600

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT				355,000			$134,372		$147,435

(1)	Interest previously held in the form of a mezzanine loan. In the first quarter of 2005, the mezzanine loan was paid off in full. See above for further discussion.
(2)	Interest in the form of mezzanine loans and equity. In addition, we hold a mortgage loan receivable secured by the land with a balance of $11,073 and $12,872 at June 30, 2005 and December 31, 2004, respectively.
(3)	Interest in the form of equity and mezzanine loans. We consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised.
(4)	In the first quarter of 2005, we sold this property to an unaffiliated third party. See above for further discussion.

We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under our development alliances, we have provided an aggregate of approximately $2.5 million in debt guarantees; however, some of the loans were not fully drawn as of June 30, 2005. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. We would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for our obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that we must make payments under one of these guarantees, our only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by us in such an event can be made at this time. Performance under the guarantees would result in a contribution to the venture and an increase in our effective ownership percentages.

Certain of the alliances with which we conduct business have been deemed to be VIEs as defined by FIN 46 Revised, however, other than Marina Shores, none of these VIEs are required to be consolidated as we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $92.8 million and $53.7 million, respectively, at June 30, 2005, and $92.8 million and $54.5 million, respectively, at December 31, 2004. Our maximum exposure to loss is equal to our investments in these arrangements, plus the related debt guarantees, as described above.

Investments in Unconsolidated Operating Joint Ventures

Investments in unconsolidated operating joint ventures decreased from $12,014,000 at December 31, 2004 to $11,936,000 at June 30, 2005. This decrease was primarily due to cash distributions received from the joint ventures in excess of our equity interests in the joint ventures’ earnings.

Mortgage Loans Receivable

Mortgage loans receivable decreased from $12,872,000 at December 31, 2004, to $11,073,000 at June 30, 2005. We hold a first mortgage of $11,073,000, including accrued interest, at June 30, 2005, secured by a 50% interest in 152 acres of land at Gateway Business Park in Aurora, Colorado. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. During the six months ended June 30, 2005, the balance of this mortgage loan receivable decreased due to principal payments received of $2,500,000, partially offset by monthly interest accruals of $701,000. The borrowing entities in this loan arrangement have been deemed to be VIEs, but the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The Company’s maximum exposure to loss is equal to the recorded amount of its loan, including accrued interest.

As discussed in Investments in Land and Development, in connection with the Company’s disposition of approximately 28 acres of land held for development, known as Eden Shores located in Hayward, California, the Company received a first mortgage loan receivable of $7 million, secured by the land, with a fixed interest rate of 8%, a 20-year amortization requiring monthly principal and interest payments of approximately $59,000, and a maturity date of March 28, 2007. On June 28, 2005, this mortgage loan receivable was sold to a bank for approximately $6.98 million which was the outstanding principal balance on that date. We did not recognize any gain or loss on this transaction.

Mortgage Loans and Unsecured Bank Line of Credit

At June 30, 2005 and December 31, 2004, our indebtedness included fixed-rate debt of $651,532,000 and $581,092,000, respectively, and floating-rate debt of $120,738,000 and $138,298,000, respectively.

During the six months ended June 30, 2005, mortgage loans payable increased from $698,070,000 to $728,151,000. This increase resulted from new mortgage loans obtained totaling $69,250,000 and a mortgage loan assumed in connection with an acquisition of $39,391,000, offset by $3,990,000 of scheduled principal amortization, $52,240,000 paid off in connection with property sales, and $22,330,000 of loan payoffs in connection with new financings.

Outstanding borrowings under our unsecured bank line of credit increased from $21,320,000 at December 31, 2004, to $44,119,000 at June 30, 2005. The increase was due to draws totaling $119,487,000 for the January 2005 preferred stock redemption, new financings and development advances, offset by pay downs totaling $96,688,000 generated from the proceeds from property sales, new financings, the sale of the Eden Shores mortgage loan receivable and cash flow from operations. The unsecured bank line of credit requires us, among other things, to be in compliance with certain financial and operating covenants. We have been in compliance during all of 2005 and remain in compliance at June 30, 2005.

At June 30, 2005 and December 31, 2004, we were not a party to any open interest rate protection agreements. Some of our properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by us.

The required principal payments on our debt for the next five years and thereafter, as of June 30, 2005, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $44,119 which has an initial maturity of March 26, 2007.

Year Ending December 31,
2005	$51,168
2006	148,051
2007	53,665
2008	169,870
2009	202,250
Thereafter	147,266

Total	$772,270

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

Common Stock Offerings

On December 16, 2004, we completed the sale of 4,000,000 shares of common stock in an offering underwritten by Goldman, Sachs & Co. The 4,000,000 shares were sold at a per share price of $20.80, resulting in proceeds, net of offering costs, of approximately $81.8 million. Approximately $158,000 of offering costs were paid during the six months ended June 30, 2005. We used the net proceeds to redeem a portion of the outstanding shares of our Preferred Stock on January 28, 2005 (as discussed below). In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under our unsecured bank line of credit.

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

Stock Repurchases

In 1999, our Board of Directors authorized the repurchase of up to 6.2 million shares of our outstanding Common Stock. This represented approximately 20% of our total outstanding Common Stock. In December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of June 30, 2005, 6,394,816 common shares have been repurchased at an average price per share of $16.60 and a total cost of approximately $106.8 million; this represents approximately 78% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, we announced that our Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of June 30, 2005, 1,543,700 preferred shares have been repurchased at an average price per share of $15.69 and a total cost of approximately $24.2 million;

this represents approximately 45% of the expanded repurchase authorization and approximately 13% of Preferred Stock outstanding when the repurchase program began. We made no repurchases of our Common Stock or Preferred Stock during the three months ended June 30, 2005. We intend to make future stock repurchases from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

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

Carrying value of rental properties, investments in development and other investment assets

Our rental properties are generally carried at the lower of depreciated cost or estimated fair value. Estimated fair value: (i) is based upon our plans for the continued operation of each property; and (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized net operating income based upon the age, construction and use of the building. The fulfillment of our plans related to each of our properties is dependent upon, among other things, the presence of economic conditions which will enable us to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of our properties could be materially different than current expectations.

Our investments in development and other investment assets such as operating joint ventures and mortgage loans receivable are also generally carried at the lower of cost or estimated fair value. Certain development and operating joint ventures include our share of undistributed income or loss arising from the investment, and the mortgage loans receivable include accrued interest. In addition, some interest, payroll and general and administrative costs incurred in connection with our development activities may be capitalized.

The actual value of our portfolio of properties, investments in development and other investments could be significantly different than their carrying amounts.

Our status as a real estate investment trust

We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code. A real estate investment trust generally is not subject to federal income tax on that portion of its real estate investment trust taxable income that is distributed to its stockholders, provided that at least 90% of real estate investment trust taxable income is distributed and other requirements are met. We believe that we have complied with all requirements to qualify as a REIT for the six months ended June 30, 2005, and for the year ended December 31, 2004. Accordingly, no provision for income taxes is included in our consolidated financial statements.

Our variable interest entities under FIN 46 Revised

Certain of the entities through which and with which we conduct business have been deemed to be VIEs under the provisions of FIN 46 Revised. In accordance with FIN 46 Revised, we began consolidating the entity known as Marina Shores, effective January 1, 2004, as we are deemed to be the primary beneficiary as defined by FIN 46 Revised. We have other alliances which are VIEs, but we are not the primary beneficiary of them. Accordingly, the alliances are not consolidated but are accounted for under the equity method of accounting.

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

In December 2004, the FASB issued SFAS No. 123 revised 2004, “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first annual period that commences after June 15, 2005. We anticipate that the adoption of SFAS No. 123R will not have a material impact on our financial position, net earnings or cash flows.

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

In November 2004, the Emerging Issues Task Force (“EITF”) issued EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”. This issue assists in the development of a model for evaluating (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement. The guidance in this issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes the date that this consensus was ratified (November 30, 2004) may be reclassified. The adoption of EITF 03-13 on January 1, 2005, had no impact on our financial position, net earnings or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Under this consensus, a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain approval or Veto Rights”. As of June 29, 2005, this consensus was effective immediately for all new or modified agreements, and effective beginning in the first reporting period that ends after December 15, 2005 for all existing agreements. We do not believe that there will be a material impact on our financial position, results of operations or cash flows as a result of adopting this pronouncement.

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

The following table sets forth our reconciliation of net income (loss) to funds from operations (FFO) for the three and six months ended June 30, 2005 and 2004 (in thousands, except weighted average shares and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004 (5)	June 30, 2005	June 30, 2004 (5)
Net income (loss)	$13,653	$17,874	$(23,309)	$22,574
Cumulative effect of change in accounting principle	—	—	—	912
Real estate depreciation and amortization, net of minority interest (1)	12,724	14,082	27,047	27,476
Preferred dividends	(1,812)	(3,318)	(3,624)	(6,636)
Dividends paid on redeemed preferred stock	—	(568)	(596)	(2,073)
Premium and write-off of original issuance costs on preferred stock redemption	—	(5,909)	(5,309)	(5,909)
Gain on sale from discontinued operations, net of minority interest	(8,598)	(11,305)	(24,587)	(11,414)
Adjustment to reflect FFO of unconsolidated operating joint ventures (2)	178	178	357	357
Adjustment to reflect FFO of minority interest (3)	1,337	1,070	(2,522)	2,354

FFO available to Common Stockholders	$17,482	$12,104	$(32,543)	$27,641

Diluted Per Share Data:
FFO available to Common Stockholders	$0.45	$0.35	$(0.83)	$0.83

Reconciliation of diluted weighted average shares:
Diluted weighted average shares outstanding for calculation of EPS	39,159,087	31,662,622	35,870,534	30,114,060
Stock options and restricted stock (4)	—	232,428	227,690	283,155
Convertible Operating Partnership Units (4)	—	3,001,957	2,997,941	3,001,957

Diluted weighted average shares outstanding for calculation of FFO per diluted share	39,159,087	34,897,007	39,096,165	33,399,172

(1)	Excludes non-real estate depreciation and amortization.
(2)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(3)	Represents the minority interest holders’ share of real estate depreciation and amortization and gain on sales from discontinued operations.
(4)	For the three months ended June 30, 2004, and for the six months ended June 30, 2005 and 2004, options to purchase shares of our common stock and convertible operating partnership units were anti-dilutive for the purpose of calculating diluted earnings per share and were excluded from the computation of diluted earnings per share.
(5)	As restated. See discussion under Restatement beginning on page 37.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	Our expectation to receive approximately $3 million of deferred gain on sale of Rockwall I and II in the third quarter of 2005;

•	Our expectation that the remaining assets for which the intended holding period was reduced will generate gains on sale;

•	Our belief that claims and lawsuits which have arisen against us in our normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

•	Our anticipated acquisition of the Capitol Place III building in Washington, D.C.;

•	Our expectation to meet our short-term liquidity requirements generally through our working capital, our unsecured bank line of credit and cash generated by operations;

•	Our anticipation that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term;

•	Our intention to make future stock repurchases from time to time in the open market or otherwise depending on market conditions and other factors;

•	Our belief that we complied with all requirements to qualify as a REIT and, as a result, our exclusion of income taxes from our consolidated financial statements;

•	Our anticipation that the adoption of FASB Interpretation 47 will not have a material impact on our financial position, net earnings or cash flows;

•	Our anticipation that the adoption of SFAS No. 123R will not have a material impact on our financial position, net earnings or cash flows;

•	Our anticipation that the adoption of SFAS No. 153 will not have a material impact on our financial position, net earnings or cash flows;

•	Our belief that the adoption of EITF 04-5 will not have a material impact on our financial position, results of operations or cash flows;

•	Our anticipation that certain provisions of our lease documents may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation; and

•	Our expectation that changes in market interest rates obtainable on our secured and unsecured borrowings will not have a material impact on the performance or fair value of our mortgage loans receivable.

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	our inability to resolve sale contingencies related to Rockwall I and II promptly and in accordance with our expectations;

•	our inability to locate suitable buyers for the listed assets who are ready, willing and able to close transactions at the sales prices we anticipate;

•	increased costs of financing cause a reduction in demand for commercial properties and, therefore, a reduction in the market value of the listed assets;

•	the unpredictability of both the frequency and final outcome of litigation;

•	the inability to achieve and/or solve sale contingencies related to the Capitol Place III acquisition;

•	an unexpected inability to collect or access capital;

•	availability and creditworthiness of prospective tenants and our ability to execute lease deals with them;

•	reduced demand for office space;

•	market fluctuations in rental rates, concessions and occupancy;

•	failure of market conditions and occupancy levels to improve in certain geographic areas;

•	defaults or non-renewal of leases by customers;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	our inadvertent or technical failure to have met all requirements to qualify as a REIT;

•	the impact of FASB Interpretation 47 differs from the impact we anticipate;

•	the adoption of SFAS No. 123R has an unanticipated, negative impact on our financial position;

•	an interpretation of fair value differing from ours prevails in the application of SFAS No. 153;

•	the unpredictability of changes in accounting rules;

•	an interpretation of lease provisions differing from ours prevails in a dispute regarding recovery of expenses; and

•	continuing threat of terrorist attacks.

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

It is our policy to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, we have also entered into several variable rate debt arrangements. Approximately 16% at June 30, 2005 and 19% at December 31, 2004 of our outstanding debt, including amounts borrowed under our unsecured bank line of credit, were subject to variable rates. The average interest rate on our debt increased from 5.55% at December 31, 2004 to 5.61% at June 30, 2005. We review interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. We do not have any other material market-sensitive financial instruments. It is not our policy to engage in hedging activities for speculative or trading purposes.

We may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we are entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we make payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At June 30, 2005, we were not a party to any forward interest rate or similar agreements.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(in thousands)
Secured Fixed	$26,549	$113,051	$9,546	$152,870	$202,250	$147,266	$651,532	$657,195
Average interest rate	5.11%	6.45%	5.57%	5.37%	5.78%	5.22%	5.64%

Secured Variable	$24,619	$35,000	$—	$17,000	$—	$—	$76,619	$76,619
Average interest rate	5.34%	5.34%	—	6.59%	—	—	5.62%

Unsecured Variable	$—	$—	$44,119	$—	$—	$—	$44,119	$44,119
Average interest rate	—	—	5.09%	—	—	—	5.09%

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $151,000, based upon the balances outstanding on variable rate instruments at June 30, 2005.

Item 4. Controls and Procedures

Restatement of Previously Issued Financial Statements

As more fully described in Note 2 to the unaudited consolidated financial statements, in connection with the preparation of this quarterly report on Form 10-Q as of and for the period ended June 30, 2005, we determined that a correction was required to account for preferred and common stock dividends in accordance with generally accepted accounting principles (GAAP). Our historical accounting was to record dividends in the period in which they were paid, rather than the period in which they were declared. The correction of this accounting error will require a restatement of our consolidated financial statements as of and for the years ended December 31, 2003 and 2004 (including all interim periods for 2003 and 2004) and the consolidated financial statements as of and for the quarter ended March 31, 2005. The restatement does not have an adverse impact on any covenants associated with our unsecured bank line of credit. We will file an amended Form 10-K for 2004 and an amended Form 10-Q for the first quarter of 2005 reflecting this restatement as soon as is practicable.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.

Management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation and because of the material weakness described below, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2005.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, and continuing as of June 30, 2005, we did not maintain effective controls related to the determination of dividends declared in accordance with GAAP. Specifically, we did not maintain a formalized process to quantify and document the impact of accounting for dividends using the cash method of accounting rather than the accrual method as required by GAAP to ensure that the difference had no material effect on the consolidated financial statements. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2003 and 2004 (including all interim periods for 2003 and 2004), as well as the first quarter of 2005, and adjustments in the second quarter of 2005. Additionally, this control deficiency would result in a misstatement of accrued dividends, preferred dividends and common dividends which would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness. As a result, we will also restate our management’s report on internal control over financial reporting, to be included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2004, to report that our internal control over financial reporting was not effective as of December 31, 2004. We expect our prior independent registered public accounting firm to also revise its previously issued opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2004.

Changes in Internal Control over Financial Reporting

As a result of our adoption of the accrual method to account for preferred and common stock dividends described above, we are no longer required to have a control in place to monitor the difference between accounting for dividends using the cash method and the accrual method. Accordingly, the material weakness described above has been remediated as of August 15, 2005.

There were no changes in internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLENBOROUGH REALTY TRUST INCORPORATED

	By:	Glenborough Realty Trust Incorporated,

Date: August 15, 2005		/s/ Andrew Batinovich
Andrew Batinovich
Director, President and
Chief Executive Officer

Date: August 15, 2005		/s/ Stephen Saul
Stephen Saul
Executive Vice President and
Chief Financial Officer

Date: August 15, 2005		/s/ Terri Garnick
Terri Garnick
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.02	Section 302 Certification of Stephen R. Saul, Chief Financial Officer.

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

32.02	Section 906 Certification of Stephen R. Saul, Chief Financial Officer.