Form 10-Q
period 2005-09-30
GLENBOROUGH REALTY TRUST INC
filed 2005-11-14
CIK 929454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate	by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 4, 2005, 34,777,266 shares of Common Stock ($0.001 par value) and 3,740,277 shares of 7.75% Series A Convertible Preferred Stock ($0.001 par value, $25.00 per share liquidation preference) were outstanding.

INDEX

GLENBOROUGH REALTY TRUST INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2005	December 31, 2004
		(As restated)
ASSETS
Rental properties, gross	$1,302,182	$1,367,310
Accumulated depreciation and amortization	(176,276)	(220,229)

Rental properties, net	1,125,906	1,147,081

Properties held for sale	118,102	57,327
Investments in land and development	135,941	147,435
Investments in unconsolidated joint ventures	11,889	12,014
Mortgage loans receivable	10,863	12,872
Leasing and financing costs (net of accumulated amortization of $17,607 and $19,812 as of September 30, 2005 and December 31, 2004, respectively)	23,551	22,447
Straight-line rent receivable (net of allowances of $0 and $528 as of September 30, 2005 and December 31, 2004, respectively)	15,697	15,764
Cash and cash equivalents	5,325	6,003
Other assets	21,963	10,202

TOTAL ASSETS	$1,469,237	$1,431,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$818,317	$654,748
Unsecured bank line of credit	46,355	21,320
Accrued common and preferred stock dividends	14,493	15,931
Obligations associated with properties held for sale	2,428	43,300
Other liabilities	41,276	31,282

Total liabilities	922,869	766,581

Commitments and contingencies (Note 19)

Minority Interest	34,297	39,127

Stockholders’ Equity:
Common stock, $0.001 par value, 188,000,000 shares authorized, 36,231,166 and 36,033,126 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	36	36
Convertible preferred stock, $0.001 par value, 12,000,000 shares authorized, $25.00 liquidation preference, 3,740,277 and 6,850,325 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	4	7
Additional paid-in capital	800,170	870,622
Deferred compensation	(3,253)	(4,056)
Distributions in excess of accumulated earnings	(284,886)	(241,172)

Total stockholders’ equity	512,071	625,437

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,469,237	$1,431,145

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2005 and 2004

(in thousands, except share and per share amounts)

(unaudited)

	2005	2004
		(As restated)
OPERATING REVENUE
Rental revenue	$40,490	$36,512
Fees and reimbursements, including from related parties	849	757

Total operating revenue	41,339	37,269

OPERATING EXPENSES
Property operating expenses	13,891	11,614
General and administrative	3,424	3,006
Depreciation and amortization	13,458	11,671
Provision for impairment of real estate assets	62	—

Total operating expenses	30,835	26,291

Interest and other income	455	567
Equity in earnings of unconsolidated joint ventures	6	158
Interest expense	(10,868)	(8,182)
Loss on early extinguishments of debt	(127)	(1,950)

Income (loss) before minority interest and discontinued operations	(30)	1,571
Minority interest (including share of discontinued operations)	(2,240)	(39)

Income (loss) before discontinued operations	(2,270)	1,532
Discontinued operations (including gain on sales of $27,617 and $743 in 2005 and 2004, respectively, and reversal of provision for impairment of $1,331 and $0 in 2005 and 2004, respectively, see Note 6)	30,893	2,325

Net income	28,623	3,857
Preferred dividends	(1,812)	(3,318)
Premium and write-off of original issuance costs on preferred stock redemption	—	9

Net income available to Common Stockholders	$26,811	$548

Basic Earnings (Loss) Per Share Data:
Continuing operations	$(0.05)	$(0.05)
Discontinued operations	0.79	0.07

Net income available to Common Stockholders	$0.74	$0.02

Basic weighted average shares outstanding	36,003,636	31,682,728

Diluted Earnings (Loss) Per Share Data:
Continuing operations	$(0.05)	$(0.05)
Discontinued operations	0.79	0.07

Net income available to Common Stockholders	$0.74	$0.02

Diluted weighted average shares outstanding	36,003,636	31,682,728

Dividends declared per common share outstanding	$0.35	$0.35

Dividends declared per preferred share outstanding	$0.48	$0.48

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2005 and 2004

(in thousands, except share and per share amounts)

(unaudited)

	2005	2004
		(As restated)
OPERATING REVENUE
Rental revenue	$116,967	$107,677
Fees and reimbursements, including from related parties	3,302	2,618

Total operating revenue	120,269	110,295

OPERATING EXPENSES
Property operating expenses	39,563	35,013
General and administrative	10,634	9,176
Depreciation and amortization	37,796	33,589
Provision for impairment of real estate assets	5,160	—

Total operating expenses	93,153	77,778

Interest and other income	2,099	2,036
Equity in earnings of unconsolidated joint ventures	308	594
Interest expense	(28,991)	(23,512)
Loss on early extinguishments of debt	(688)	(2,035)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(156)	9,600
Minority interest (including share of discontinued operations)	475	(880)

Income before discontinued operations and cumulative effect of change in accounting principle	319	8,720
Discontinued operations (including gain on sales of $54,246 and $13,271 in 2005 and 2004, respectively, and reversal of provision for impairment of $1,331 and $0 in 2005 and 2004, respectively, see Note 6)	5,281	19,125

Income before cumulative effect of change in accounting principle	5,600	27,845
Cumulative effect of change in accounting principle (see Note 16)	—	(912)

Net income	5,600	26,933
Preferred dividends	(5,435)	(9,954)
Dividends paid on redeemed preferred stock	(596)	(2,073)
Premium and write-off of original issuance costs on preferred stock redemption	(5,309)	(5,900)

Net income (loss) available to Common Stockholders	$(5,740)	$9,006

Basic Earnings (Loss) Per Share Data:
Continuing operations	$(0.29)	$(0.24)
Discontinued operations	0.13	0.56
Cumulative effect of change in accounting principle	—	(0.03)

Net income (loss) available to Common Stockholders	$(0.16)	$0.29

Basic weighted average shares outstanding	35,915,389	31,084,557

Diluted Earnings (Loss) Per Share Data:
Continuing operations	$(0.29)	$(0.24)
Discontinued operations	0.13	0.56
Cumulative effect of change in accounting principle	—	(0.03)

Net income (loss) available to Common Stockholders	$(0.16)	$0.29

Diluted weighted average shares outstanding	35,915,389	31,084,557

Dividends declared per common share outstanding	$1.05	$1.05

Dividends declared per preferred share outstanding	$1.45	$1.45

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2005

(in thousands)

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Deferred Compensation	Distributions in excess of accumulated earnings	Total
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2004*	36,033	$36	6,850	$7	$870,622	$(4,056)	$(241,172)	$625,437
Exercise of stock options	172	—	—	—	2,483	—	—	2,483
Conversion of Operating Partnership units into common stock	9	—	—	—	—	—	—	—
Offering costs incurred related to December 2004 common stock offering	—	—	—	—	(175)	—	—	(175)
Mark-to-market of performance-based restricted common stock grant	—	—	—	—	(104)	104	—	—
Issuance of restricted common stock	17	—	—	—	261	(261)	—	—
Amortization of deferred compensation on restricted common stock grants	—	—	—	—	—	960	—	960
Preferred stock redemption	—	—	(3,110)	(3)	(77,745)	—	—	(77,748)
Premium and write-off of original issuance costs on preferred stock redemption	—	—	—	—	3,452	—	(5,309)	(1,857)
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	1,376	—	—	1,376
Dividends declared to common and preferred stockholders	—	—	—	—	—	—	(43,409)	(43,409)
Dividends paid on redeemed preferred stock	—	—	—	—	—	—	(596)	(596)
Net income	—	—	—	—	—	—	5,600	5,600

Balance at September 30, 2005	36,231	$36	3,740	$4	$800,170	$(3,253)	$(284,886)	$512,071

*	As restated, see Note 2.

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2005 and 2004

(in thousands)

(unaudited)

	2005	2004
		(As restated)
Cash flows from operating activities:
Net income	$5,600	$26,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	44,341	46,830
Amortization of loan fees, included in interest expense (including discontinued operations)	1,771	1,667
Accrued interest on mortgage loans receivable	(1,072)	(1,443)
Minority interest (including share of discontinued operations)	(475)	880
Equity in earnings of unconsolidated joint ventures	(308)	(594)
Operating distribution from unconsolidated joint ventures	308	—
Gain on sales of real estate assets (included in discontinued operations)	(54,246)	(13,271)
Loss on early extinguishments of debt (including discontinued operations)	3,265	2,075
Provision for impairment of real estate assets (including discontinued operations)	59,245	—
Reversal of provision for impairment of real estate assets	(1,331)	—
Cumulative effect of change in accounting principle	—	912
Amortization of deferred compensation	960	791
Increase in other assets	(17,606)	(7,710)
Increase/(decrease) in other liabilities	3,764	(5,593)

Net cash provided by operating activities	44,216	51,477

Cash flows from investing activities:
Net proceeds from sales of real estate assets	192,992	26,602
Acquisitions of rental properties	(157,902)	(24,381)
Payments for capital and tenant improvements	(20,148)	(19,172)
Investments in land and development	(5,834)	(36,787)
Distributions from unconsolidated joint ventures	125	775
Principal payments from mortgage loans receivable	10,081	28,504
Advances on note receivable	(3,500)	—

Net cash provided by/(used for) investing activities	15,814	(24,459)

Cash flows from financing activities:
Proceeds from borrowings	334,820	286,981
Repayment of borrowings	(263,652)	(280,135)
Payment of deferred financing costs	(2,991)	(1,989)
Prepayment penalties on loan payoffs	(2,853)	—
Contributions from minority interest holders	170	157
Distributions to minority interest holders	(3,149)	(3,152)
Dividends paid to common and preferred stockholders	(43,342)	(43,544)
Proceeds from issuance of common stock, net of offering costs	(175)	81,382
Preferred stock redemption	(77,748)	(77,459)
Dividends paid on redeemed preferred stock	(2,102)	(2,073)
Premium on preferred stock redemption	(1,857)	(2,461)
Exercise of stock options	2,483	1,431

Net cash used for financing activities	(60,396)	(40,862)

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the nine months ended September 30, 2005 and 2004

(in thousands)

(unaudited)

	2005	2004
		(As restated)
Net decrease in cash and cash equivalents	$(366)	$(13,844)
Cash and cash equivalents at Marina Shores on January 1, 2004 (see below)	—	1,035
Cash and cash equivalents at properties held for sale	(312)	—
Cash and cash equivalents at beginning of period	6,003	18,992

Cash and cash equivalents at end of period	$5,325	$6,183

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,387 and $2,507 in 2005 and 2004, respectively)	$27,661	$25,835

Supplemental disclosure of non-cash investing and financing activities:
Non-cash components of consolidation of Marina Shores:
Investments in land and development	$—	$46,322
Cash and cash equivalents	—	1,035
Mortgage loans payable	—	(45,000)
Minority interest	—	(2,228)
Other assets and liabilities, net	—	(129)

Total	$—	$—

Assumption of mortgage loans in acquisition of real estate:
Rental properties, gross	$74,114	$21,049
Mortgage loans	(74,114)	(21,049)

Total	$—	$—

Disposition of real estate involving buyer’s assumption of mortgage loans:
Rental properties, gross	$—	$(17,175)
Mortgage loans	—	17,175

Total	$—	$—

Mortgage loan receivable related to disposition of investment in land and development:
Investments in land and development	$(7,000)	$—
Mortgage loans receivable	7,000	—

Total	$—	$—

Reclassification of real estate assets from investments in land and development to rental properties:
Investments in land and development	$—	$(1,450)
Rental properties, gross	—	1,450

Total	$—	$—

Write-off of original issuance costs on preferred stock redemption:
Additional paid-in capital	$(3,452)	$(3,439)
Distributions in excess of accumulated earnings	3,452	3,439

Total	$—	$—

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the nine months ended September 30, 2005 and 2004

(in thousands)

(unaudited)

	2005	2004
		(As restated)
Supplemental disclosure of non-cash investing and financing activities – continued:

Reallocation of limited partners’ interests in Operating Partnership:
Additional paid-in capital	$(1,376)	$878
Minority interest	1,376	(878)

Total	$—	$—

Mark-to-market of performance-based restricted common stock grant:
Additional paid-in capital	$104	$(72)
Deferred compensation	(104)	72

Total	$—	$—

Issuance of restricted common stock:
Additional paid-in capital	$(261)	$(2,548)
Deferred compensation	261	2,548

Total	$—	$—

Retirement of fully depreciated assets:
Rental properties, gross	$(13,211)	$(6,666)
Accumulated depreciation	13,211	6,666

Total	$—	$—

Common and preferred stock dividends declared but not yet paid	$14,493	$14,497

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

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

As of September 30, 2005, 36,231,166 shares of Common Stock and 3,740,277 shares of Preferred Stock were issued and outstanding. Common and Preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 2,993,030 shares of Common Stock issuable upon redemption of 2,993,030 partnership units in the Operating Partnership (as defined below), there would be 39,224,196 shares of Common Stock outstanding as of September 30, 2005. As of November 8, 2005, the Company’s Board of Directors authorized the repurchase of up to 12,210,700 shares of Common Stock and 3,450,000 shares of Preferred Stock. As of September 30, 2005, 6,394,816 shares of Common Stock and 1,543,700 shares of Preferred Stock (excluding the redemptions discussed in Note 20) have been repurchased at a total cost of approximately $131 million.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and a 91.34% limited partner interest at September 30, 2005, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of September 30, 2005, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 55 real estate projects.

Note 2. RESTATEMENT

In the second quarter of 2005, the Company determined that a correction was required in the accounting for common and preferred stock dividends in accordance with generally accepted accounting principles. The Company’s historical accounting was to record dividends in the period in which they were paid rather than the period in which they were declared. The correction of this accounting error requires a restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2002, 2003 and 2004 (including interim periods for 2003 and 2004), as well as the consolidated financial statements as of and for the quarter ended March 31, 2005. This restatement was previously reported in the Company’s June 30, 2005 Form 10-Q. This correction did not impact net income for any period, although it did affect income available to common stockholders and basic and diluted earnings per share.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

In addition to the restatement for common and preferred stock dividends, the Company’s consolidated financial statements are expected to be restated as of and for the years ended December 31, 2002, 2003 and 2004 (including interim periods in 2003 and 2004), as well as the consolidated financial statements as of and for the quarters ended March 31 and June 30, 2005, for the adjustments discussed below. The net sum of these adjustments is a reduction to net income of $1,216,000 in 2002, an increase in net income of $1,415,000 in 2003, an increase in net income of $647,000 in 2004, and increases in net income of $23,000 and $138,000 during the three months ended March 31, and June 30, 2005, respectively. The quarterly impact of these adjustments during the year ended December 31, 2003, was a decrease in net income of $574,000 for the first quarter of 2003, a decrease in net income of $659,000 for the second quarter of 2003, an increase in net income of $2,524,000 for the third quarter of 2003, and an increase in net income of $124,000 for the fourth quarter of 2003. The quarterly impact of these adjustments during the year ended December 31, 2004, was an increase in net income of $156,000 for the first quarter of 2004, an increase in net income of $219,000 for the second quarter of 2004, an increase in net income of $136,000 for the third quarter of 2004, and an increase in net income of $136,000 for the fourth quarter of 2004. The adjustments relate to:

•	Recording of amortization on fees paid for the unsecured bank line of credit: The Company is restating its amortization for fees paid on its unsecured bank line of credit to properly record amortization given the amendments and the modifications to the line of credit and amendments to the maturity date of the line of credit. The restatement results in a write-off of approximately $1.7 million of fees in December 1998 in connection with a reduction of the line of credit capacity and a change in the amortization periods during the life of the line of credit as various amendments were made. The impact on retained earnings on January 1, 2002 was a decrease of approximately $2.7 million. The impact of this adjustment is a decrease in net income of $94,000 in 2002, an increase in net income of $330,000 in 2003, an increase in net income of $491,000 in 2004 and an increase in net income of $301,000 for the nine months ended September 30, 2005. The impact of this adjustment is an increase in net income of $83,000, $83,000, $82,000, and $82,000 for the three month periods ended March 31, June 30, September 30, and December 31, 2003, respectively. The impact of this adjustment is an increase in net income of $83,000, $136,000, $136,000, and $136,000 for the three month periods ended March 31, June 30, September 30, and December 31, 2004, respectively. The impact of this adjustment is an increase in net income of $138,000, $138,000 and $25,000 in the first quarter, second quarter and third quarter of 2005.

•	Incorrect cutoff related to disposition costs, losses on Rabbi Trust investments and amortization of prepaid rent: The Company did not achieve proper cutoff with regard to these items during 2001 and 2002. The impact of these corrections was a decrease in net income for 2001 of $205,000 and an increase in net income for 2002 of $205,000.

•	Recording of intangible assets and related amortization in connection with real estate acquisitions: The Company adopted FAS 141, Business Combinations, on July 1, 2001. However, the Company did not assign value to acquired at-market in-place leases for buildings purchased subsequent to July 1, 2001 until 2003. In 2003, the Company recorded entries to separately identify those intangible assets and to correct the amortization as if the intangibles had been properly recorded at the acquisition dates and amortized over their useful lives (as opposed to being treated as part of the real estate acquired and depreciated over the useful life of the building). The restatement related to intangible assets and related amortization reverses the accounting done in 2003 and records it in 2001 and 2002 when the acquisitions were consummated. The impact of this correction was a decrease in net income for 2001 of $46,000, a decrease in net income for 2002 of $913,000, and an increase in net income for 2003 of $962,000. The impact of this adjustment is a decrease in net income of $560,000 and $653,000 for the three month periods ended March 31 and June 30, 2003, respectively. The impact of this adjustment is an increase in net income of $2,175,000 for the three month period ended September 30, 2003.

•	Recording of interest rate cap: The Company entered into an interest rate cap to protect against movements in interest rates at the end of 2001. This interest rate cap expired in 2004. The Company did document its intent that this interest rate cap would qualify for hedge accounting under FAS 133, Accounting for

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

Derivatives, but failed to document that the hedge was expected to be 100% effective each quarter during the life of the interest rate cap. As a result, the Company was not entitled to apply hedge accounting to this instrument. The failure to qualify for hedge accounting requires that all changes in the fair value of the interest rate cap be recorded in the consolidated statements of operations. In addition, this correction records the changes in the fair value of the cap in the proper periods. The impact of this correction was a decrease in net income for 2002 of $414,000, an increase in net income for 2003 of $130,000, and an increase in net income for 2004 of $288,000. The impact of this adjustment is a decrease in net income of $97,000 and $88,000 for the three month periods ended March 31 and June 30, 2003, respectively. The impact of this adjustment is an increase in net income of $273,000 and $42,000 for the three month periods ended September 30 and December 31, 2003, respectively. The impact of this adjustment is an increase in net income of $72,000, $216,000, $0 and $0 for the three month periods ended March 31, June 30, September 30, and December 31, 2004, respectively.

Periods prior to 2002 were also expected to be restated and will be reflected in the Selected Financial Data table in Item 6 of the Company’s Form 10-K/A for the year ended December 31, 2004. The impact of restating periods prior to 2002 was a decrease in stockholders’ equity at January 1, 2002 of $19,280,000, primarily related to the accrual of preferred and common stock dividends of approximately $16,500,000.

The impact of the restatements, including the restatement for common and preferred stock dividends, on the Company’s consolidated financial statements for the affected periods is summarized below (dollars in thousands). All interim data in the tables below is unaudited. Additionally, the data have not been reviewed by the Company’s former registered independent public accounting firm.

Consolidated Balance Sheets:

	As of June 30, 2005				As of March 31, 2005
	Previously Reported		As Restated		Previously Reported	As Restated
Leasing and financing costs	$26,659		$25,001		$29,033	$27,226
Total assets	$1,352,784		$1,351,126		$1,380,044	$1,378,237
Other liabilities		(1)		(1)	$34,353	$48,782
Total liabilities		(1)		(1)	$835,203	$849,632
Minority interest	$34,718		$34,531		$34,501	$34,418
Distributions in excess of accumulated earnings	$(297,556)		$(299,027)		$(281,964)	$(298,117)
Total stockholders’ equity	$497,406		$495,935		$510,340	$494,187
Total liabilities and stockholders’ equity	$1,352,784		$1,351,126		$1,380,044	$1,378,237

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

	As of December 31, 2004		As of December 31, 2003
	Previously Reported	As Restated	Previously Reported	As Restated
Leasing and financing costs	$24,403	$22,447	$25,606	$22,796
Total assets	$1,433,101	$1,431,145	$1,405,239	$1,402,429
Other liabilities	$31,282	$47,213	$37,221	$51,790
Total liabilities	$750,650	$766,581	$776,425	$790,994
Minority interest	$39,124	$39,127	$36,969	$36,765
Distributions in excess of accumulated earnings	$(223,282)	$(241,172)	$(184,843)	$(202,018)
Total stockholders’ equity	$643,327	$625,437	$591,845	$574,670
Total liabilities and stockholders’ equity	$1,433,101	$1,431,145	$1,405,239	$1,402,429

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

Consolidated Statements of Operations:

	Year ended December 31, 2004				Year ended December 31, 2003				Year ended December 31, 2002
	Previously Reported (2)		As Restated		Previously Reported (2)		As Restated		Previously Reported (2)		As Restated
Rental revenue		(1)		(1)		(1)		(1)	$139,636		$139,564
Total operating revenue		(1)		(1)		(1)		(1)	$143,308		$143,236
Depreciation and amortization		(1)		(1)	$50,145		$49,079		$37,873		$38,888
Total operating expenses		(1)		(1)	$121,081		$120,015		$93,871		$94,886
Interest and other income		(1)		(1)	(1)		(1)		$5,389		$5,528
Interest expense	$33,742		$32,888		$29,988		$29,478		$24,739		$25,304
Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	$12,968		$13,822		$13,531		$15,107		$20,418		$18,905
Minority interest	$465		$672		$1,101		$1,262		$291		$155
Income before discontinued operations and cumulative effect of change in accounting principle	$12,503		$13,150		$12,430		$13,845		$20,127		$18,750
Discontinued operations		(1)		(1)		(1)		(1)	$2,363		$2,524
Income before cumulative effect of change in accounting principle	$28,487		$29,134		$29,654		$31,069		$22,490		$21,274
Net income	$27,575		$28,222		$29,654		$31,069		$22,490		$21,274
Preferred dividends	$14,777		$13,272		$19,491		$19,422			(1)		(1)
Net income available to Common Stockholders	$4,825		$6,977		$10,417		$11,901		$2,926		$1,710
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.29)		$(0.22)		$(0.18)		$(0.13)		$0.03		$(0.02)
Income from discontinued operations		(1)		(1)		(1)		(1)		(1)		(1)
Net income available to Common Stockholders	$0.15		$0.22		$0.38		$0.43		$0.11		$0.06
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.29)		$(0.22)		$(0.18)		$(0.13)		$0.03		$(0.02)
Income from discontinued operations		(1)		(1)		(1)		(1)	$0.07		$0.08
Net income available to Common Stockholders	$0.15		$0.22		$0.38		$0.43		$0.10		$0.06

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

Interim Consolidated Statements of Operations:

	Three months ended March 31, 2005		Three months ended June 30, 2005				Three months ended March 31, 2004
	Previously Reported (3)	As Restated	Previously Reported (3)		As Restated		Previously Reported (2)	As Restated
Interest expense	$9,321	$9,172	$9,724		$9,575		$8,153	$7,982
Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$(51,789)	$(51,640)	$2,755		$2,904		$5,181	$5,352
Minority interest	$(3,836)	$(3,710)	$994		$1,005		$(12)	$3
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(47,953)	$(47,930)	$1,761		$1,899		$5,193	$5,349
Income (loss) before cumulative effect of change in accounting principle	$(36,846)	$(36,823)	$13,653		$13,791		$5,612	$5,768
Net income (loss)	$(36,846)	$(36,823)	$13,653		$13,791		$4,700	$4,856
Preferred dividends	(1)	(1)		(1)		(1)	$4,823	$3,318
Dividends paid on redeemed preferred stock	$2,102	$596		(1)		(1)	$—	$1,505
Net income (loss) available to Common Stockholders	$(46,069)	$(44,540)	$11,841		$11,979		$(123)	$33
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(1.57)	$(1.53)	$0.02		$0.03		$0.01	$0.02
Income from discontinued operations	(1)	(1)	$0.31		$0.30		$0.02	$0.01
Net income (loss) available to Common Stockholders	$(1.28)	$(1.24)		(1)		(1)	$0.00	$0.00
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(1.57)	$(1.53)	$0.02		$0.03		$0.01	$0.02
Income from discontinued operations	(1)	(1)	$0.31		$0.30		$0.02	$0.01
Net income (loss) available to Common Stockholders	$(1.28)	$(1.24)		(1)		(1)	$0.00	$0.00

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

Interim Consolidated Statements of Operations:

	Three months ended June 30, 2004		Three months ended September 30, 2004				Three months ended December 31, 2004
	Previously Reported (2)	As Restated	Previously Reported (2)		As Restated		Previously Reported (2)	As Restated
Interest expense	$8,228	$7,843	$8,632		$8,483		$8,729	$8,580
Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$5,304	$5,689	$2,588		$2,737		$(105)	$44
Minority interest	$667	$833	$29		$42		$(219)	$(206)
Income before discontinued operations and cumulative effect of change in accounting principle	$4,637	$4,856	$2,559		$2,695		$114	$250
Income before cumulative effect of change in accounting principle	$18,006	$18,225	$3,719		$3,855		$1,150	$1,286
Net income	$18,006	$18,225	$3,719		$3,855		$1,150	$1,286
Dividends paid on redeemed preferred stock	$2,073	$568		(1)		(1)	(1)	(1)
Net income (loss) available to Common Stockholders	$6,706	$8,430	$410		$546		$(2,168)	$(2,032)
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.17)	$(0.12)		(1)		(1)	$(0.10)	$(0.09)
Income (loss) from discontinued operations	$0.38	$0.39	$0.03		$0.04		(1)	(1)
Net income (loss) available to Common Stockholders	$0.21	$0.27	$0.01		$0.02		$(0.07)	$(0.06)
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.17)	$(0.12)		(1)		(1)	$(0.10)	$(0.09)
Income (loss) from discontinued operations	$0.38	$0.39	$0.03		$0.04		(1)	(1)
Net income (loss) available to Common Stockholders	$0.21	$0.27	$0.01		$0.02		$(0.07)	$(0.06)

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

Interim Consolidated Statements of Operations:

	Three months ended March 31, 2003		Three months ended June 30, 2003				Three months ended September 30, 2003
	Previously Reported (2)	As Restated	Previously Reported (2)		As Restated		Previously Reported (2)	As Restated
Depreciation and amortization	$11,099	$11,720	$11,838		$12,562		$12,418	$10,007
Total operating expenses	$30,777	$31,398	$28,415		$29,139		$29,442	$27,031
Interest expense	$6,846	$6,861	$6,889		$6,895		$7,898	$7,504
Income before minority interest and discontinued operations	$2,179	$1,543	$3,210		$2,480		$5,929	$8,734
Minority interest	$613	$551	$588		$517		$(147)	$134
Income before discontinued operations	$1,566	$992	$2,622		$1,963		$6,076	$8,600
Net income	$10,654	$10,080	$10,205		$9,546		$3,533	$6,057
Preferred dividends	$4,891	$4,889		(1)		(1)	$4,889	$4,822
Net income (loss) available to Common Stockholders	$5,780	$5,208	$5,317		$4,658		$(1,119)	$1,472
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.09)	$(0.11)	$(0.06)		$(0.08)		$0.04	$0.14
Income (loss) from discontinued operations	(1)	(1)		(1)		(1)	$(0.08)	$(0.09)
Net income (loss) available to Common Stockholders	$0.21	$0.19	$0.19		$0.17		$(0.04)	$0.05
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.09)	$(0.11)	$(0.06)		$(0.08)		$0.04	$0.13
Net income (loss) available to Common Stockholders	$0.21	$0.19	$0.19		$0.17		$(0.04)	$0.05

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

Interim Consolidated Statements of Operations:

	Three months ended December 31, 2003 (2)
	Previously Reported	As Restated
Interest expense	$8,355	$8,218
Income before minority interest and discontinued operations	$2,213	$2,350
Minority interest	$47	$60
Income before discontinued operations	$2,166	$2,290
Net income	$5,262	$5,386
Net income available to Common Stockholders	$439	$563

The following information is presented to reflect the effects of the restatements on the selected financial data table to be included in the Company’s Form 10-K/A (dollars in thousands):

Operating Data:

	Year ended December 31, 2001		Year ended December 31, 2000
	Previously Reported (2)	As Restated	Previously Reported (2)		As Restated
Rental revenue	$131,280	$131,352		(1)		(1)
Total operating revenue	$137,908	$137,980		(1)		(1)
Depreciation and amortization	$33,412	$33,463		(1)		(1)
Total operating expenses	$85,152	$85,203		(1)		(1)
Interest and other income	$5,389	$5,250		(1)		(1)
Interest expense	$23,938	$24,252	$53,498		$53,737
Income before minority interest and discontinued operations	$32,914	$32,482	$8,198		$7,959
Discontinued operations	$13,706	$13,545		(1)		(1)
Net income	$43,875	$43,343	$36,236		$35,959
Net income available to Common Stockholders	$24,311	$23,779	$27,858		$28,178
Basic income (loss) per share:
Income (loss) from continuing operations	$0.44	$0.43	$0.30		$0.31
Income available to Common Stockholders	$0.90	$0.88	$0.95		$0.96
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.44	$0.42	$0.30		$0.31
Income available to Common Stockholders	$0.89	$0.87	$0.60		$0.59

(1)	The restatements had no effect on this line item for this period.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

(2)	Amounts have not been updated for discontinued operations for properties sold or which became held for sale subsequent to December 31, 2004.
(3)	Amounts have not been updated for discontinued operations for properties sold or which became held for sale subsequent to the quarter shown.

All footnotes have been revised, as applicable, for the effect of the restatements.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of September 30, 2005 and December 31, 2004, the consolidated results of operations of the Company and its subsidiaries for the three and nine months ended September 30, 2005 and 2004, and cash flows of the Company for the nine months ended September 30, 2005 and 2004. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company as of September 30, 2005 and December 31, 2004, the results of operations of the Company for the three and nine months ended September 30, 2005 and 2004, and cash flows of the Company for the nine months ended September 30, 2005 and 2004.

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

Variable Interest Entities

In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under FIN 46 Revised’s provisions no later than the first quarter of fiscal 2004. The Company has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. Certain of the entities through which and with which the Company conducts business, including those described in Notes 7 and 9 have been deemed to be VIEs under the provisions of FIN 46 Revised. In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised (see Note 16). The Company has other alliances which are VIEs, but the Company is not the primary beneficiary of them. Accordingly, the alliances are accounted for under the equity method of accounting.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

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

As of September 30, 2005 and December 31, 2004, 392,741 and 376,241 shares of stock grants were outstanding under the Plan, respectively. The intrinsic value of the shares granted has been recorded as deferred compensation, with an offsetting entry to additional paid-in-capital, in the accompanying financial statements. The vesting of 342,741 of these shares is time-based and the deferred compensation related to these shares is being amortized to general and administrative expense ratably over the respective vesting periods that range from 1 to 10 years. As a result, additional compensation expense of $308,499 and $222,252 was recognized during the three months ended September 30, 2005 and 2004, respectively, and $819,841 and $639,006 was recognized during the nine months ended September 30, 2005 and 2004, respectively, in the accompanying consolidated statements of operations. The vesting of 50,000 of these shares, which were granted on March 30, 2004, is based on achieving annual performance metrics over a ten-year period. The Company accounts for these shares under the recognition and measurement principles of FASB Interpretation No. 28. As a result, additional compensation expense of $22,587 and $84,903 was recognized during the three months ended September 30, 2005 and 2004, respectively, and $140,040 and $152,087 was recognized during the nine months ended September 30, 2005 and 2004, respectively, in the accompanying consolidated statements of operations. Dividends paid on unvested stock grants have been recorded as dividends in the accompanying consolidated balance sheets.

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

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		(As restated)		(As restated)
Net income (loss) available to Common Stockholders
As reported	$26,811	$548	$(5,740)	$9,006
SFAS No. 123 Adj.	(29)	(8)	(21)	(91)

Pro forma	$26,782	$540	$(5,761)	$8,915

Basic earnings (loss) per share
As reported	$0.74	$0.02	$(0.16)	$0.29
SFAS No. 123 Adj.	—	—	—	—

Pro forma	$0.74	$0.02	$(0.16)	$0.29

Diluted earnings (loss) per share
As reported	$0.74	$0.02	$(0.16)	$0.29
SFAS No. 123 Adj.	—	—	—	—

Pro forma	$0.74	$0.02	$(0.16)	$0.29

There were no stock options granted during the nine months ended September 30, 2005 and 2004.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

Depreciation is provided using the straight line method over the useful lives of the respective assets. The useful lives are as follows:

Buildings and improvements	5 to 40 years
Tenant improvements	Lesser of the term of the related lease or the asset’s life
Furniture and equipment	5 to 7 years
Acquired in-place leases	Remaining term of the related lease

Expenditures for maintenance and repairs are charged to operations as incurred. Maintenance expenditures include planned maintenance activities such as painting, paving, HVAC and roofing repair costs. The Company expenses costs as incurred and does not accrue in advance of planned major maintenance activities. Significant renovations or betterments that extend the economic useful lives of assets are capitalized.

Investments in Land and Development

The Company, through mezzanine loans and equity contributions, invests in various development alliances with projects currently under development. The interest on advances and other direct project costs incurred by the Company are capitalized to the investments during the period in which the projects are under development. See Note 7 for further discussion.

Investments in Unconsolidated Joint Ventures

The Company’s investments in joint ventures (which are not variable interest entities or which are variable interest entities in which the Company is not the primary beneficiary) are accounted for using the equity method. The Company does not hold a controlling interest in any joint venture. See Note 8 for further discussion.

Mortgage Loans Receivable

The Company monitors the recoverability of its mortgage loans receivable through ongoing contact with the borrowers to ensure timely receipt of interest and principal payments, and where appropriate, obtains financial information concerning the operation of the properties. Interest on mortgage loans receivable is recognized as revenue as it accrues during the period the loan is outstanding. Mortgage loans receivable will be evaluated for impairment if it becomes evident that the borrower is unable to meet its debt service obligations in a timely manner and cannot satisfy its payments using sources other than the operations of the property collateralizing the loan. If it is concluded that such circumstances exist, then such loan will be considered to be impaired and its recorded amount will be reduced to the estimated fair value of the collateral securing it. Interest income will also cease to accrue under such circumstances. Due to uncertainties inherent in the valuation process, it is reasonably possible that the amount ultimately realized from the Company’s collection on its mortgage loans receivable will be different than the recorded amounts. See Note 9 for further discussion.

Cash and Cash Equivalents

The Company considers short-term investments (including certificates of deposit) with an original maturity of three months or less at the time of investment to be cash equivalents.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities (included in other liabilities), and the unsecured bank line of credit, the recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates that the Company would be able to obtain for mortgage loans to third parties with similar terms, the carrying value of the Company’s mortgage loans receivable approximates fair value. Based on interest rates available to the Company for debt with comparable maturities and other terms, the estimated fair value of the Company’s collateralized mortgage loans as of September 30, 2005 and December 31, 2004, would be approximately $818,316 and $711,864 (in thousands), respectively.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

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

At September 30, 2005 and December 31, 2004, the Company was not a party to any derivative financial instruments.

Leasing and Financing Costs

Fees paid in connection with the financing and leasing of the Company’s properties are amortized on a straight-line basis over the term of the related notes payable or leases.

Minority Interest

Minority interest represents the 7.66% and 7.69% limited partner interests in the Operating Partnership not held by the Company at September 30, 2005 and December 31, 2004, respectively. The Company periodically adjusts the carrying value of minority interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of limited partnership interest in the Operating Partnership.

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

For the three and nine months ended September 30, 2005 and 2004, no one tenant represented 10% or more of rental revenue of the Company.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

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

Income Taxes

The Company has elected to be taxed as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code. A real estate investment trust is generally not subject to federal income tax on that portion of its taxable income that is distributed to its stockholders, provided that at least 90% of taxable income is distributed. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.

Reference to 2004 Audited Financial Statements

These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 2004 audited consolidated financial statements. See Note 2 for restatements related to the 2004 consolidated financial statements.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

Note 4. RENTAL PROPERTIES

The cost and accumulated depreciation of rental properties, by market, as of September 30, 2005 and December 31, 2004, are as follows (in thousands):

	As of September 30, 2005
	Land	Buildings & Improvements	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$47,891	$311,338	$359,229	$(22,705)	$336,524	*
Southern California	39,780	190,574	230,354	(31,114)	199,240	*
Northern New Jersey	25,320	143,164	168,484	(35,965)	132,519
Boston	21,237	155,935	177,172	(32,050)	145,122	*
San Francisco	47,429	151,075	198,504	(16,349)	182,155	*
Chicago	1,753	54,559	56,312	(18,068)	38,244
St. Louis	1,114	5,729	6,843	(1,672)	5,171
Tampa/Orlando	7,805	41,376	49,181	(10,135)	39,046	*
Denver	6,222	43,185	49,407	(7,399)	42,008	*
Minneapolis	4,095	17,868	21,963	(5,623)	16,340
Las Vegas	7,746	34,133	41,879	(9,333)	32,546
All others	14,286	86,464	100,750	(33,665)	67,085
Properties held for sale	(21,926)	(135,970)	(157,896)	47,802	(110,094)

Total	$202,752	$1,099,430	$1,302,182	$(176,276)	$1,125,906

*	Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $14,293 in Washington D.C., $3,371 in Southern California, $4,172 in Boston, $5,854 in San Francisco, $520 in Tampa/Orlando, and $1,032 in Denver.

	As of December 31, 2004
	Land	Buildings & Improvements	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$40,877	$224,996	$265,873	$(26,179)	$239,694	*
Southern California	39,780	189,952	229,732	(26,020)	203,712	*
Northern New Jersey	26,133	145,828	171,961	(33,051)	138,910
Boston	21,237	154,258	175,495	(27,654)	147,841	*
San Francisco	36,051	84,239	120,290	(14,164)	106,126
Chicago	2,746	103,456	106,202	(27,722)	78,480
St. Louis	7,192	29,030	36,222	(6,827)	29,395
Tampa/Orlando	9,150	47,390	56,540	(10,938)	45,602	*
Denver	6,222	45,505	51,727	(6,090)	45,637	*
Minneapolis	6,129	31,686	37,815	(8,168)	29,647
Las Vegas	7,746	33,695	41,441	(8,387)	33,054
All others	15,837	121,597	137,434	(32,945)	104,489
Properties held for sale	(6,822)	(56,600)	(63,422)	7,916	(55,506)

Total	$212,278	$1,155,032	$1,367,310	$220,229	$1,147,081

*	Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $7,287 in Washington D.C., $5,627 in Southern California, $5,244 in Boston, $621 in Tampa/Orlando, and $1,230 in Denver.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

NOTE 5. ACQUISITION OF RENTAL PROPERTIES

On August 16, 2005, the Company acquired Capitol Place III in Washington, D.C., for a purchase price of $70 million. The property consists of a 196,502 square foot, 12-story, Class “A” office building located in Washington, D.C.’s Capitol Hill district. The property is 100% leased to 8 tenants. The building’s major tenant is the Association of American Railroads (“AAR”) who leases 135,202 square feet or 69% of the net rentable area through November, 2010. After relocating various back-office operations to Pueblo, Colorado, AAR successfully sublet approximately 75% of their space to 13 tenants; AAR continues to occupy the other 25%. The purchase price was funded with the assumption of a $34.7 million mortgage loan, an expansion and refinance of an existing loan (as discussed in Note 11) and a draw on the Company’s unsecured bank line of credit (as defined in Note 11). SFAS No. 141 requires the acquirer to allocate a portion of the acquisition costs to intangible assets and liabilities in applying the purchase method of accounting. In accordance with SFAS No. 141, intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $4.7 million. Liabilities related to below-market rate in-place leases amounted to approximately $4.1 million.

On August 11, 2005, the Company acquired 33 New Montgomery in San Francisco, CA, for a purchase price of $75 million. The property consists of a 234,012 square foot, 20-story Class “A” office tower located in the San Francisco Financial District. Constructed in 1986, the property is 94% leased to a diversified roster of 31 tenants with no single tenant leasing more than 10% of the net rentable area (the average tenant size is 7,000 SF). The tenant base consists primarily of prominent professional service oriented companies in the insurance, government, finance and legal sectors. The purchase price was funded with a new $50 million mortgage loan and a draw on the Company’s unsecured bank line of credit (as defined in Note 11). The acquisition was structured as a “reverse” 1031 tax-deferred exchange such that net proceeds received from future sale of five relinquished properties will be used to pay off the $50 million mortgage loan. Intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $6.1 million. Liabilities related to below-market rate in-place leases amounted to approximately $3.5 million.

On February 1, 2005, the Company acquired Metro Place II in Merrifield, VA, for a purchase price of $71.7 million. The property consists of a 234,466 square foot, ten-story Class “A” multi-tenant office building and a six-level parking garage. Completed in 1999, the property is 99% leased primarily to defense industry tenants, and is not subject to any lease expirations until 2009. The purchase price was funded with the 1031 tax deferred exchange proceeds from the sale of Rockwall I & II (as discussed in Note 6) and the assumption of a $39.4 million mortgage from a life insurance company (for which fair value approximated carrying value). Intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $5.3 million. Liabilities related to below-market rate in-place leases amounted to approximately $1.0 million.

The following table presents the purchase price allocation for the above acquisitions:

Rental properties, gross	$163,531
Leasing and financing costs	517
Cash and cash equivalents	799
Other assets	2,654

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

The following tables present the unaudited pro forma information as if the acquisitions during the nine months ended September 30, 2005 had been consummated on January 1, 2004:

	Three months ended September 30,		Three months ended September 30,
	2005 Actual	2005 Pro-Forma	2004 Actual	2004 Pro-Forma
			(As restated)
Revenues	$41,339	$42,774	$37,269	$43,593
Net income available to Common Stockholders	$26,811	$27,032	$548	$1,175
Basic and diluted earnings per share	$0.74	$0.75	$0.02	$0.04

	Nine months ended September 30,		Nine months ended September 30,
	2005 Actual	2005 Pro-Forma	2004 Actual	2004 Pro-Forma
			(As restated)
Revenues	$120,269	$130,839	$110,295	$129,266
Net income (loss) available to Common Stockholders	$(5,740)	$(4,229)	$9,006	$10,886
Basic and diluted earnings (loss) per share	$(0.16)	$(0.12)	$0.29	$0.35

NOTE 6. DISPOSITIONS OF RENTAL PROPERTIES

During the nine months ended September 30, 2005, the Company sold ten rental properties. These assets were sold for an aggregate sales price of approximately $192.2 million and generated an aggregate gain on sale of approximately $54.2 million. The ten rental properties sold in 2005 were:

Property	Market	Date of Sale	Square Footage	Sales Price ($000’s)
Rockwall I and II	Washington D.C.	1/18/05	342,739	$76,750
Leawood Office Building	Kansas City	2/9/05	92,787	$7,290
Park 100 Industrial	Indianapolis	4/26/05	102,400	$2,680
Lake Point Business Park	Tampa/Orlando	4/28/05	134,360	$13,100
Oak Brook International Center	Chicago	5/12/05	98,431	$11,500
Fairfield Business Quarters	New Jersey	6/1/05	42,792	$3,250
Woodlands Tech	St. Louis	8/1/05	98,037	$8,400
Bryant Lake	Minneapolis	9/27/05	171,359	$14,400
Columbia Centre II	Chicago	9/28/05	146,530	$14,768
University Club Tower	St. Louis	9/29/05	272,443	$40,100

During the third quarter of 2005, the Company completed the sales of four properties for an aggregate sales price of $77.7 million and recognized an aggregate gain on sale of approximately $25.6 million on three of the properties, Woodlands Tech, Bryant Lake and University Club Tower. In addition, some of the contingencies related to the first quarter sale of Rockwall I and II (discussed below) were resolved and approximately $2 million of the deferred gain on sale was recognized. In connection with the third quarter sale of Columbia Centre II, an additional provision for impairment of real estate assets of $139,000 was recognized due to higher than anticipated costs to sell the property. The proceeds from these dispositions were used to pay down mortgage loans collateralized by two of the properties (see Note 11) and to pay down the Company’s unsecured bank line of credit.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

During the second quarter of 2005, the Company completed the sales of four properties for an aggregate sales price of $30.53 million. These four properties are included in the 21 properties which the Company has decided to dispose of as announced during the first quarter of 2005 (see Note 14). The Company recognized an aggregate gain on sale of approximately $9.1 million on three of the properties, Park 100 Industrial, Lake Point Business Park and Oak Brook International Center. During the first quarter of 2005, in connection with the Company’s decision to reduce the intended holding period for the Fairfield Business Quarters property (see Note 14), the Company recognized an impairment charge of approximately $0.8 million to reduce the carrying value of this property to its estimated fair value (calculated by discounting estimated future cash flows and sales proceeds). Upon the completion of the sale of this property during the second quarter of 2005, the Company recognized a gain on sale of approximately $0.2 million due to an increase in actual versus estimated sales proceeds. The proceeds from these dispositions were used to payoff two mortgage loans collateralized by two of the properties (see Note 11) and to pay down the Company’s unsecured bank line of credit.

On February 9, 2005, the Company entered into a contract to sell a 93,000 square foot office building in Leawood, Kansas, for a sale price of $7.29 million. On the same day, the Company recognized an impairment charge of approximately $3.8 million and the sale was completed. The proceeds from this disposition were used to pay down the Company’s unsecured bank line of credit.

On January 18, 2005, the Company completed the sale of Rockwall I and II, a 343,000 square foot office complex located in Rockville, MD, for a sale price of $76.75 million. The gain on sale recognized was approximately $17.3 million. Approximately $3 million of additional gain on sale was deferred pending resolution of sale contingencies. As discussed above, approximately $2 million of the deferred gain was recognized during the third quarter of 2005. In connection with the sale of Rockwall, the Company paid off a mortgage loan of $43.3 million and recognized a loss on early extinguishment of debt of $2.4 million which primarily consisted of a prepayment penalty in connection with the loan payoff. The Company used the proceeds of this sale to acquire Metro Place II in a 1031 tax deferred exchange (as discussed in Note 5).

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the gain on sale and the related operating results from these sold properties are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet with the related results from operations classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. As of September 30, 2005, there were ten properties classified as held for sale which were as follows:

Property	Market	Square Footage
Oakbrook Terrace Corp Ctr III	Chicago	232,052 sf
Navistar - Chicago	Chicago	474,426 sf
Embassy Plaza	Chicago	136,766 sf
Capitol Center	Des Moines	165,127 sf
Woodlands Plaza	St. Louis	81,853 sf
Northglenn Business Center	Denver	65,000 sf
Riverview Office Tower	Minneapolis	227,129 sf
Osram Building	Indianapolis	45,265 sf
Palms Bus. Center IV & North	Las Vegas	129,501 sf
Thousand Oaks	Memphis	422,363 sf

In October 2005, the Oakbrook Terrace Corp Ctr III and Navistar - Chicago properties were sold. See Note 21 for further discussion.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

The major classes of assets and liabilities of the ten properties classified as held for sale at September 30, 2005, as well as the assets and liabilities of Rockwall I and II which was classified as held for sale at December 31, 2004 (and sold in January 2005 as discussed above), are as follows (dollars in thousands):

	September 30, 2005	December 31, 2004
ASSETS
Rental properties, net	$110,094	$55,506
Leasing and financing costs, net	4,212	849
Straight-line rent receivable, net	3,257	338
Other assets	539	634

Properties held for sale	$118,102	$57,327

LIABILITIES
Notes payable	$—	$43,322
Other liabilities	2,428	(22)

Obligations associated with properties held for sale	$2,428	$43,300

Below is a summary of the results of operations of: (i) sold properties through their respective disposition dates and (ii) properties held for sale through the current reporting period (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
OPERATING REVENUE
Rental revenue	$7,847	$12,126	$26,274	$38,442

OPERATING EXPENSES
Property operating expenses	3,740	5,070	12,324	15,526
General and administrative	—	20	—	32
Depreciation and amortization	935	4,304	6,545	13,241
Provision for impairment of real estate assets	946	—	54,085	—

Total operating expenses	5,621	9,394	72,954	28,799

Interest expense	(216)	(1,110)	(1,039)	(3,749)
Loss on early extinguishments of debt	(65)	(40)	(2,577)	(40)

Income (loss) before gain on sales of real estate assets	1,945	1,582	(50,296)	5,854
Gain on sales of real estate assets	27,617	743	54,246	13,271
Reversal of provision for impairment	1,331	—	1,331	—

Discontinued operations	$30,893	$2,325	$5,281	$19,125

NOTE 7. INVESTMENTS IN LAND AND DEVELOPMENT

The Company’s investments in land and development decreased from $147,435,000 at December 31, 2004, to $135,941,000 at September 30, 2005. This decrease is primarily due to the disposition of approximately 27 acres of land held for development, known as Eden Shores located in Hayward, California. On March 25, 2005, the Company entered into a contract to sell Eden Shores to an unaffiliated third party which owns land adjacent to this parcel for a sale price of $12 million. At that time, the Company recognized an impairment charge of approximately

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

$5.1 million which is included in the provision for impairment of real estate assets in the accompanying consolidated statement of operations for the nine months ended September 30, 2005. On March 28, 2005, the sale was completed. The Company received $5 million in cash and a $7 million first mortgage loan receivable, collateralized by the land, with a fixed interest rate of 8%, a 20-year amortization requiring monthly principal and interest payments of approximately $59,000, and a maturity date of March 28, 2007. On June 28, 2005, this mortgage loan receivable was sold to a bank for approximately $6.98 million which was the outstanding principal balance on that date. The Company did not recognize any gain or loss on this transaction.

In addition, on January 31, 2005, the Company sold its interest in the Gateway Office Five development project located in Denver, Colorado, which was in the form of a mezzanine loan with a net basis of approximately $835,000 as of December 31, 2004 (see table below). In connection with this sale, the mezzanine loan principal balance and accrued interest was paid off in full. In addition, the Company received a $430,000 fee to terminate its acquisition rights for this property. This fee in included in interest and other income on the accompanying consolidated statement of operations for the nine months ended September 30, 2005.

As of September 30, 2005 and December 31, 2004, the Company had investments in the following properties under development and land held for development. The investment descriptions are as of September 30, 2005 (dollars in thousands).

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at September 30, 2005		Investment Balance at December 31, 2004
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	—	—	(1)	—	(1)	$835

TOTAL PROPERTIES UNDER DEVELOPMENT				—			—		$835

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,233		$5,170

	Subtotal - Boston			235,000			5,233		5,170

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	to be determined	50	%(2)	35,596	(2)	34,636	(2)
	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,750		4,750

	Subtotal - Denver			120,000			40,346		39,386

San Francisco	Marina Shores	33.2 acre mixed-use waterfront community which could include office, retail and multifamily units; currently in entitlement process	Redwood City	to be determined	50	%(3)	84,178		79,548

	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office park	Hayward	—	—	(4)	—	(4)	16,530

	Subtotal - San Francisco			—			84,178		96,078
		Other land held for development	New Jersey/ San Francisco				6,184		5,966

TOTAL LAND HELD FOR DEVELOPMENT				355,000			$135,941		$146,600

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT				355,000			$135,941		$147,435

(1)	Interest previously held in the form of a mezzanine loan. In the first quarter of 2005, the mezzanine loan was paid off in full. See above for further discussion.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

(2)	Interest in the form of mezzanine loans and equity. In addition, the Company holds a mortgage loan receivable secured by the land with a balance of $10,863 and $12,872 at September 30, 2005 and December 31, 2004, respectively (see Note 9 for further discussion).
(3)	Interest in the form of equity and mezzanine loans. The Company consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised. See Note 16 for further discussion.
(4)	In the first quarter of 2005, the Company sold this property to an unaffiliated third party. See above for further discussion.

The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under its development alliances, the Company has provided an aggregate of approximately $2.5 million in debt guarantees; however, some of the loans were not fully drawn as of September 30, 2005. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. The Company would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for the Company’s obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that the Company must make payments under one of these guarantees, its only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by the Company in such an event can be made at this time. Performance under the guarantees would result in a contribution to the venture and an increase in the Company’s effective ownership percentages.

Certain of the alliances with which the Company conducts business have been deemed to be VIEs as defined by FIN 46 Revised; however, other than Marina Shores as discussed in Note 16, none of these VIEs are required to be consolidated as the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $91.1 million and $54.1 million, respectively, at September 30, 2005, and $92.8 million and $54.5 million, respectively, at December 31, 2004. The Company’s maximum exposure to loss is equal to its investments in these arrangements, plus the related debt guarantees, as described above.

NOTE 8. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings and losses. Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated joint ventures consisted of the following as of September 30, 2005 and December 31, 2004 (dollars in thousands):

					Investment Balance
Joint Venture	Ownership Interest	Property Location	Square Footage/ Units	Property Type	Sep 30, 2005	Dec 31, 2004
Rincon Center I & II	10%	San Francisco, CA	740,424 sf	Mixed-Use	$4,168	$4,158
2000 Corporate Ridge	10%	McLean, VA	255,980 sf	Office	3,141	3,018
Gateway Retail I	50%	Denver, CO	12,000 sf	Retail	430	406
Lakecrest Apartments	27%	Aurora, CO	440 units	Residential	4,150	4,432

					$11,889	$12,014

NOTE 9. MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage collateralized by a 50% interest in 152 acres of land at Gateway Business Park in Aurora, Colorado. The balance of this mortgage loan receivable decreased from $12,872,000 at December 31, 2004, to $10,863,000 at September 30, 2005, due to principal payments received of $3,081,000, partially offset by

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

monthly interest accruals of $1,072,000. The loan was originally funded in June 1998, had a fixed interest rate of 6.5% and a maturity date of July 2007. In July 2004, the loan agreement was amended to increase the interest rate to 9.0%. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Business Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development. No loan loss reserves have been recorded related to this loan. The borrowing entities in this loan arrangement have been deemed to be VIEs, but the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised as the borrower bears the majority of the risk of loss. The Company’s maximum exposure to loss is equal to the recorded amount of its loan, including accrued interest.

As discussed in Note 7, in connection with the Company’s disposition of approximately 27 acres of land held for development, known as Eden Shores located in Hayward, California, the Company held a first mortgage loan receivable of $7 million, secured by the land, with a fixed interest rate of 8%, a 20-year amortization requiring monthly principal and interest payments of approximately $59,000, and a maturity date of March 28, 2007. On June 28, 2005, this mortgage loan receivable was sold to a bank for approximately $6.98 million which was the outstanding principal balance on that date. The Company did not recognize any gain or loss on this transaction.

NOTE 10. OTHER ASSETS

As of September 30, 2005 and December 31, 2004, other assets on the consolidated balance sheets consist of the following (in thousands):

	2005	2004
Accounts receivable, net of allowances of $192 and $1,422 as of September 30, 2005 and December 31, 2004, respectively	$2,875	$2,858
Prepaid expenses and deposits	4,173	1,249
Impound accounts (restricted cash)	5,496	1,047
Notes receivable (1)	8,582	3,605
Investment in management contracts, net of accumulated amortization	723	1,156
Other	114	287

Total other assets	$21,963	$10,202

(1)	The accrual of interest on the Executive Place note of approximately $3.6 million has been discontinued as it is in default. However, the value of the underlying collateral currently exceeds the note receivable; accordingly, no write-down has been taken.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

NOTE 11. MORTGAGE LOANS AND UNSECURED BANK LINE OF CREDIT

The Company had the following mortgage loans and unsecured bank line of credit outstanding as of September 30, 2005 and December 31, 2004 (dollars in thousands):

	2005	2004
Loans with various lenders, bearing interest at fixed rates between 4.73% and 8.32% at September 30, 2005, and 4.99% and 8.13% at December 31, 2004, with monthly principal and interest payments ranging between $47 and $296 and maturing at various dates through December 1, 2013. These loans are collateralized by properties with an aggregate net carrying value of $768,482 and $497,782 at September 30, 2005 and December 31, 2004, respectively. One of these loans includes an unamortized premium of $970 and $1,190 at September 30, 2005 and December 31, 2004, respectively.	$495,186	$345,992

Loans with various lenders, bearing interest at variable rates ranging between 5.86% and 7.11% at September 30, 2005, and between 4.15% and 5.65% at December 31, 2004, and maturing at various dates through November 10, 2008. These loans are collateralized by properties with an aggregate net carrying value of $164,477 and $161,541 at September 30, 2005 and December 31, 2004, respectively.	91,201	116,978

Loan with an insurance company, net of unamortized discount of $383 and $467 at September 30, 2005 and December 31, 2004, respectively. The loan has two fixed rate components. The fixed rate component of $43,272 at September 30, 2005 bears interest at 6.13%, matures on February 11, 2009, and requires monthly principal and interest payments of $296. The fixed rate component of $138,578 at September 30, 2005 bears interest at 5.91%, matures on February 11, 2009, and requires monthly principal and interest payments of $923. The two components are cross-collateralized by properties with an aggregate net carrying value of $229,436 and $237,406 at September 30, 2005 and December 31, 2004, respectively.	181,850	184,412

Loan with an insurance company, net of unamortized discount of $433 and $538 at September 30, 2005 and December 31, 2004, respectively. The loan bears a fixed interest rate at 6.13%, matures on November 10, 2008, and requires monthly principal and interest payments of $343. This loan is cross-collateralized by a pool of properties with an aggregate net carrying value of $105,393 and $108,228 at September 30, 2005 and December 31, 2004, respectively.	50,080	50,688

Total mortgage loans	818,317	698,070

Unsecured $180,000 line of credit with a group of commercial banks, with a variable interest rate of 30-day LIBOR plus 1.20% at September 30, 2005 and 30-day LIBOR plus 1.75% at December 31, 2004 (5.06% and 4.15%, respectively), monthly interest only payments and a maturity date of March 26, 2007, with one one-year extension option.	46,355	21,320

Total mortgage loans and unsecured bank line of credit before adjustment for properties held for sale	$864,672	$719,390

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

Mortgage loans on the consolidated balance sheets as of September 30, 2005 and December 31, 2004 are presented net of properties classified as held for sale. The following table reconciles total mortgage loans from the table above to the amounts presented on the consolidated balance sheets (dollars in thousands):

	September 30, 2005	December 31, 2004
Total mortgage loans	$818,317	$698,070
Mortgage loans related to properties held for sale (Note 6)	—	(43,322)

Total mortgage loans adjusted for properties held for sale	$818,317	$654,748

At September 30, 2005 and December 31, 2004, the Company’s indebtedness included fixed-rate debt of $727,116,000 and $581,092,000, respectively, and floating-rate debt of $137,556,000 and $138,298,000, respectively.

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

In the third quarter of 2005, in connection with the acquisition of Capitol Place III (as discussed in Note 5), the Company assumed a mortgage loan with an outstanding balance of approximately $25.7 million. The loan has a maturity date of September 1, 2017 and bears interest at a fixed rate of 9.375%. This loan was assumed by the Company as it has a lockout period which does not expire until October 2007. Upon expiration of the lockout, the Company plans to refinance this loan at a more favorable interest rate. An estimated prepayment penalty of approximately $7.5 million will be incurred upon payoff. As this assumed loan bears an interest rate which is higher than current market interest rates, the Company recorded a loan premium of approximately $9.0 million to reflect this loan at its fair value of approximately $34.7 million. This premium was calculated assuming a market interest rate of 4.844%, which represents a 12-year treasury rate of 4.344% at August 16, 2005, plus a spread of 50-basis points.

In the third quarter of 2005, in connection with the acquisition of 33 New Montgomery (as discussed in Note 5), the Company obtained a $50 million loan. The loan bears interest at the fixed rate of 5.63%, requires monthly interest-only payments, and has a maturity date of February 11, 2006, with two three-month extension options. The acquisition was structured as a “reverse” 1031 tax-deferred exchange such that net proceeds received from future sale of five relinquished properties will be used to pay off this mortgage loan. On September 29, 2005, in connection with the disposition of University Club Tower, an office property located in St. Louis, Missouri (as discussed in Note 6), the Company made a pay down of approximately $14.4 million on this mortgage loan. In connection with this pay down, the Company recognized a loss on early extinguishment of debt of approximately $39,000 which consisted of the write-off of unamortized original financing costs.

In the third quarter of 2005, in connection with the disposition of Columbia Centre II, an office property located in Rosemont, Illinois (as discussed in Note 6), the Company made a pay down of approximately $13 million on a floating-rate loan which was cross-collateralized by a pool of three properties. This loan bears interest at the floating rate of 30-day LIBOR plus 2.00%, requires monthly interest-only payments, and has a maturity date of April 1, 2006. The interest rate on this loan at September 30, 2005, was 5.86% and it is now cross-collateralized by a pool of two properties. In connection with this pay down, the Company recognized a loss on early extinguishment of debt of approximately $14,000 which consisted of the write-off of unamortized original financing costs.

In the third quarter of 2005, in connection with the disposition of Woodlands Tech, an office property located in St. Louis, Missouri (as discussed in Note 6), the Company made a pay down of approximately $5.4 million on a floating-rate loan which was cross-collateralized by a pool of four properties. This loan bears interest at the floating

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

rate of 30-day LIBOR plus 2.00%, requires monthly interest-only payments, and has a maturity date of December 5, 2005. The interest rate on this loan at September 30, 2005, was 5.86% and it is now cross-collateralized by a pool of three properties. In connection with this pay down, the Company recognized a loss on early extinguishment of debt of approximately $12,000 which consisted of the write-off of unamortized original financing costs.

In the third quarter of 2005, the Company refinanced a mortgage loan with an insurance company. The previous loan had a balance of approximately $39.1 million at the time of the refinance, a maturity date of May 1, 2010 and a fixed interest rate of 5.06%. The new loan is a $46.8 million, 5.12% fixed-rate loan with the same maturity date of May 1, 2010. The loan proceeds were used to pay down the Company’s unsecured bank line of credit. In connection with this transaction, the Company recognized a loss of approximately $80,000 which consisted of the expensing of third party fees.

In the third quarter of 2005, the Company refinanced and expanded an existing $17 million loan to a new balance of $50 million. This loan has a maturity date of November 10, 2008, requires monthly interest-only payments and bears interest at a floating rate of 30-day LIBOR plus 3.25%. The proceeds from the new loan were used to fund the acquisition of Capitol Place III (as discussed in Note 5). The interest rate on this loan at September 30, 2005 was 7.11%. In connection with this transaction, the Company recognized a loss of approximately $47,000 which consisted of the expensing of third party fees.

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

In the second quarter of 2005, in connection with the disposition of Lake Point Business Park, an industrial property located in Orlando, Florida (as discussed in Note 6), the Company made a pay down of approximately $7.1 million on a floating-rate loan which was secured by a cross-collateralized pool of five properties. This loan bears interest at the floating rate of 30-day LIBOR plus 2.00%, requires monthly interest-only payments, and has a maturity date of December 5, 2005. The interest rate on this loan at September 30, 2005, was 5.86% and it is now secured by a cross-collateralized pool of four properties. In connection with this pay down, the Company recognized a loss on early extinguishment of debt of approximately $25,000 which consisted of the write-off of unamortized original financing costs.

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

September 30, 2005 and 2004

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

At September 30, 2005 and December 31, 2004, the Company was not a party to any open interest rate protection agreements. Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of September 30, 2005, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $46,355 which has an initial maturity of March 26, 2007.

Year Ending December 31,
2005	$44,106
2006	172,706
2007	58,135
2008	205,216
2009	204,714
Thereafter	179,795

Total	$864,672

NOTE 12. OTHER LIABILITIES

As of September 30, 2005 and December 31, 2004, other liabilities on the consolidated balance sheets consist of the following (in thousands):

	2005	2004
Accounts payable and accrued liabilities	$5,782	$3,869
SFAS No. 141 below market rate leases, net of accumulated amortization	11,694	4,952
Unsecured note payable	2,812	2,710
Accrued retirement benefits	5,481	5,292
Interest payable	2,690	1,953
Security deposits	6,014	6,487
Property taxes payable	2,627	1,474
Prepaid rents	3,122	4,295
Deferred gain on sale (see Note 6)	1,000	—
Deferred income	54	250

Total other liabilities	$41,276	$31,282

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

NOTE 13. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled approximately $134,000 and $757,000 for the three months ended September 30, 2005 and 2004, respectively, and $549,000 and $2,618,000 for the nine months ended September 30, 2005 and 2004, respectively, and consisted of property management, asset management and other fee income.

NOTE 14. PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS

In connection with the Company’s decision in March 2005 to dispose of assets in its non-core markets and certain non-core assets in core markets, the Company reduced the intended holding period of 21 assets to two years or less. Based on the Company’s analysis of the discounted cash flows of each asset over the next two years, the Company determined that nine of the assets were impaired. The difference between the estimated fair value (calculated by discounting estimated future cash flows and sales proceeds) and the net book value was approximately $49.3 million. When combined with impairment charges recognized on two additional assets sold during the first quarter of 2005 (as discussed in Notes 6 and 7) and additional impairments recognized during the third quarter of 2005, the total impairment charge recognized during the nine months ended September 30, 2005, was approximately $59.2 million ($54.1 million of which is included in discontinued operations). In connection with the third quarter sale of Columbia Centre II, an additional provision for impairment of real estate assets of $139,000 was recognized due to higher than anticipated costs to sell the property. Following is a list of the 11 assets for which an impairment charge was recorded during the nine months ended September 30, 2005:

Property	Market	Square Footage
Oakbrook Terrace Corp Center III (see Note 21)	Chicago	232,052
Columbia Centre II (see Note 6)	Chicago	146,530
Embassy Plaza	Chicago	136,766
Riverview Office Tower	Minneapolis	227,129
Osram Building	Indianapolis	45,265
Capitol Center	Des Moines	165,127
Thousand Oaks	Memphis	422,363
Northglenn Business Center	Denver	65,000
Fairfield Business Quarters (see Note 6)	New Jersey	42,792
Leawood Office Building (see Note 6)	Kansas City	92,787
Eden Shores (see Note 7)	Hayward	27 acres

During the third quarter of 2005, in connection with the disposition of Oakbrook Terrace on October 7, 2005, the Company reversed approximately $1.3 million of the provision for impairment previously recognized on this asset.

NOTE 15. LOSS ON EARLY EXTINGUISHMENTS OF DEBT

In connection with various loan payoffs (as discussed in Note 11), including those related to properties classified as discontinued operations, the Company recorded aggregate losses on early extinguishments of debt of $192,000 and $1,990,000 during the three months ended September 30, 2005 and 2004, respectively, and $3,265,000 and $2,075,000 during the nine months ended September 30, 2005 and 2004, respectively, consisting of prepayment penalties and write-offs of unamortized original financing costs. Of these total losses, $65,000 and $40,000 has been included in discontinued operations for the three months ended September 30, 2005 and 2004, respectively, and $2,577,000 and $40,000 during the nine months ended September 30, 2005 and 2004, respectively, as they were related to loan payoffs in connection with property sales.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

NOTE 16. CONSOLIDATION UNDER FIN 46 REVISED

In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised. The implementation of this change was accounted for as a change in accounting principle and applied cumulatively as of January 1, 2004. The effect of this change on the Company’s consolidated balance sheet as of September 30, 2005 and December 31, 2004, and the Company’s consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, is detailed in the tables below. All intercompany transactions, receivables and payables have been eliminated in consolidation.

	As of September 30, 2005 (in 000’s)	As of December 31, 2004 (in 000’s)
Consolidated Balance Sheets
Investments in land and development	$45,901	$46,087
Cash and cash equivalents	1,090	570
Other assets	2	105

Total assets	$46,993	$46,762

Mortgage loans (1)	$45,000	$45,000
Other liabilities	94	151

Total liabilities	45,094	45,151

Minority interest	2,621	2,451
Retained earnings	(722)	(840)

Total liabilities and stockholders’ equity	$46,993	$46,762

(1)	Contains a recourse provision to the Company in the amount of $30 million.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Consolidated Statements of Operations

Elimination of fees and reimbursements	$—	$(20)	$(20)	$(60)

Capitalization of interest expense	(49)	(38)	(139)	(111)
Cumulative effect of change in accounting principle	—	—	—	912

Total expenses	(49)	(38)	(139)	801

Net income (loss)	$49	$18	$119	$(861)

The cumulative effect of the change in accounting principle resulted in a one-time non-cash reduction to the Company’s net income of $912,000, or approximately $0.03 per share, during the nine months ended September 30, 2004, which represented the elimination of intercompany fee income recognized, partially offset by additions to capitalized interest on this development project as if Marina Shores had been consolidated at the inception of the Company’s investment.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

NOTE 17. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(As restated)		(As restated)
Net income (loss) available to Common Stockholders – Basic	$26,811	$548	$(5,740)	$9,006
Minority interest	—	—	—	—

Net income (loss) available to Common Stockholders – Diluted	$26,811	$548	$(5,740)	$9,006

Weighted average shares:
Basic	36,003,636	31,682,728	35,915,389	31,084,557
Stock options and restricted stock	—	—	—	—
Convertible Operating Partnership Units	—	—	—	—

Diluted	36,003,636	31,682,728	35,915,389	31,084,557

Basic earnings (loss) per share	$0.74	$0.02	$(0.16)	$0.29
Diluted earnings (loss) per share	$0.74	$0.02	$(0.16)	$0.29

For the three months ended September 30, 2005 and 2004, options to purchase shares of the Company’s common stock of 2,355,507 and 2,843,367, respectively, and convertible operating partnership units of 2,993,030 and 3,001,957, respectively, have been excluded from the computation of diluted earnings per share as they are anti-dilutive or have no impact. For the nine months ended September 30, 2005 and 2004, options to purchase shares of the Company’s common stock of 2,379,915 and 2,843,367, respectively, and convertible operating partnership units of 2,996,286 and 3,001,957, respectively, have been excluded from the computation of diluted earnings per share as they are anti-dilutive or have no impact. The preferred stock has been excluded from the computation of diluted earnings per share as it is anti-dilutive in all periods presented.

NOTE 18. SEGMENT INFORMATION

The Company owns and operates primarily office properties throughout the United States and manages its business by geographic markets. The Company’s office properties consist primarily of multi-tenant office buildings. The remainder of the Company’s portfolio consists primarily of industrial properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s geographic markets are managed separately as each market requires different operating, pricing and leasing strategies. Each represents a reportable segment. As of September 30, 2005, the Company’s largest markets are Washington D.C., Southern California, Northern New Jersey, Boston and San Francisco.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon net operating income of the combined properties which represents rental revenue less property operating expenses in each segment. Significant information used by the Company for its reportable segments (including discontinued operations) as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004, is as follows (in thousands):

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Washington D.C.
Rental revenue	$10,163	$8,933	$27,278	$27,731
Property operating expenses	2,657	2,580	7,220	7,474

Net operating income	$7,506	$6,353	$20,058	$20,257

Southern California
Rental revenue	$8,458	$8,537	$25,837	$25,115
Property operating expenses	2,855	2,692	8,290	7,974

Net operating income	$5,603	$5,845	$17,547	$17,141

Northern New Jersey
Rental revenue	$5,966	$5,978	$18,119	$18,824
Property operating expenses	1,948	2,123	6,475	6,454

Net operating income	$4,018	$3,855	$11,644	$12,370

Provision for impairment of real estate assets	$—	$—	$836	$—

Boston
Rental revenue	$6,209	$7,826	$19,045	$23,061
Property operating expenses	3,177	2,680	9,048	8,567

Net operating income	$3,032	$5,146	$9,997	$14,494

San Francisco
Rental revenue	$3,525	$2,619	$8,362	$7,718
Property operating expenses	1,199	709	2,629	2,305

Net operating income	$2,326	$1,910	$5,733	$5,413

Chicago
Rental revenue	$2,687	$3,185	$8,749	$9,470
Property operating expenses	1,308	1,427	4,367	4,285

Net operating income	$1,379	$1,758	$4,382	$5,185

Provision for impairment of real estate assets	$946	$—	$16,934	$—

St. Louis
Rental revenue	$1,794	$2,020	$5,751	$6,135
Property operating expenses	772	798	2,384	2,324

Net operating income	$1,022	$1,222	$3,367	$3,811

Tampa/Orlando
Rental revenue	$1,920	$1,883	$6,322	$5,637
Property operating expenses	601	641	1,960	1,935

Net operating income	$1,319	$1,242	$4,362	$3,702

Continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Denver
Rental revenue	$1,619	$1,378	$4,999	$3,865
Property operating expenses	670	504	1,951	1,489

Net operating income	$949	$874	$3,048	$2,376

Provision for impairment of real estate assets	$—	$—	$3,136	$—

Minneapolis
Rental revenue	$1,408	$1,440	$4,532	$4,261
Property operating expenses	631	684	2,043	1,932

Net operating income	$777	$756	$2,489	$2,329

Provision for impairment of real estate assets	$—	$—	$3,597	$—

Las Vegas
Rental revenue	$1,302	$1,492	$3,835	$3,784
Property operating expenses	350	292	946	809

Net operating income	$952	$1,200	$2,889	$2,975

All Others
Rental revenue	$3,286	$3,347	$10,412	$10,518
Property operating expenses	1,463	1,554	4,574	4,991

Net operating income	$1,823	$1,793	$5,838	$5,527

Provision for impairment of real estate assets	$62	$—	$34,742	$—

Discontinued Operations
Rental revenue	$(7,847)	$(12,126)	$(26,274)	$(38,442)
Property operating expenses	(3,740)	(5,070)	(12,324)	(15,526)

Net operating income	$(4,107)	$(7,056)	$(13,950)	$(22,916)

Provision for impairment of real estate assets	$(946)	$—	$(54,085)	$—

Total
Rental revenue	$40,490	$36,512	$116,967	$107,677
Property operating expenses	13,891	11,614	39,563	35,013

Net operating income	$26,599	$24,898	$77,404	$72,664

Provision for impairment of real estate assets	$62	$—	$5,160	$—

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

The following is a reconciliation of segment revenues to total operating revenue and segment net operating income to income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle for the periods presented above (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		(As restated)		(As restated)
Revenues
Rental revenue for reportable segments	$40,490	$36,512	$116,967	$107,677
Fees and reimbursements, including from related parties	849	757	3,302	2,618

Total operating revenue	$41,339	$37,269	$120,269	$110,295

Net Operating Income
Net operating income for reportable segments	$26,599	$24,898	$77,404	$72,664
Provision for impairment of real estate assets for reportable segments	(62)	—	(5,160)	—
Unallocated amounts:
Fees and reimbursements, including from related parties	849	757	3,302	2,618
Interest and other income	455	567	2,099	2,036
Equity in earnings of unconsolidated joint ventures	6	158	308	594
General and administrative	(3,424)	(3,006)	(10,634)	(9,176)
Depreciation and amortization	(13,458)	(11,671)	(37,796)	(33,589)
Interest expense	(10,868)	(8,182)	(28,991)	(23,512)
Loss on early extinguishments of debt	(127)	(1,950)	(688)	(2,035)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$(30)	$1,571	$(156)	$9,600

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

The following is a reconciliation of segment assets to total assets for the periods presented on the consolidated balance sheets (in thousands):

	As of September 30, 2005	As of December 31, 2004
		(As restated)
Washington D.C.	$336,524	$239,694
Southern California	199,240	203,712
Northern New Jersey	132,519	138,910
Boston	145,122	147,841
San Francisco	182,155	106,126
Chicago	38,244	78,480
St. Louis	5,171	29,395
Tampa/Orlando	39,046	45,602
Denver	42,008	45,637
Minneapolis	16,340	29,647
Las Vegas	32,546	33,054
All others	67,085	104,489
Properties held for sale	(110,094)	(55,506)

Total rental properties, net, for reportable segments	1,125,906	1,147,081

Unallocated amounts:
Properties held for sale, net	118,102	57,327
Investments in land and development	135,941	147,435
Investments in unconsolidated joint ventures	11,889	12,014
Mortgage loans receivable	10,863	12,872
Leasing and financing costs, net	23,551	22,447
Straight-line rent receivable, net	15,697	15,764
Cash and cash equivalents	5,325	6,003
Other assets	21,963	10,202

Total Assets	$1,469,237	$1,431,145

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

Tax indemnifications

Twenty-one of the properties in the Company’s portfolio were acquired on terms and conditions under which they can be disposed of only in a “like-kind exchange” or other non-taxable transaction for limited periods of time. The agreed upon time periods for these restrictions on dispositions vary from transaction to transaction. In the event the Company was to dispose of one of these properties through a taxable transaction during the restriction period, the Company would be required to indemnify the contributor of such property for all direct and indirect adverse tax consequences. The tax indemnifications granted to the contributors will not affect the way the Company conducts their business, including when and under what circumstances the Company may sell such restricted properties or interests in them during the restriction period. The Company has no intentions to sell or otherwise dispose of the properties or interests therein in taxable transactions during the restriction period.

Litigation

Certain claims and lawsuits have arisen against the Company in its normal course of business. Based on advice from legal counsel, the Company believes that such claims and lawsuits will not have a material adverse effect on the Company’s financial position, cash flow or results of operations.

NOTE 20. EQUITY TRANSACTIONS

Common Stock Offerings

On December 16, 2004, the Company completed the sale of 4,000,000 shares of common stock in an offering underwritten by Goldman, Sachs & Co. The 4,000,000 shares were sold at a per share price of $20.80, resulting in proceeds, net of offering costs, of approximately $81.8 million. Approximately $175,000 of offering costs were paid during the nine months ended September 30, 2005. The Company used the net proceeds to redeem a portion of the outstanding shares of its Preferred Stock on January 28, 2005 (as discussed below). In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under the Company’s unsecured bank line of credit.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

NOTE 21. SUBSEQUENT EVENTS

Dispositions

On October 7, 2005, the Company completed the sale of Oakbrook Terrace Corp Center III, a 232,052 square foot office building located in Oak Brook Terrace, Illinois, for a sale price of $25.7 million. The gain on sale in this transaction of approximately $1.3 million was recognized during the third quarter of 2005 as a reversal of an impairment charge. The proceeds from this disposition were used to pay down a floating rate loan which was secured by a cross-collateralized pool of two properties including this property. This property was included in the 21 assets which the Company had decided to dispose of over the next two years as discussed in Note 14 and was classified as held for sale as of September 30, 2005 (see Note 6).

On October 19, 2005, the Company completed the sale of its Navistar-Chicago property, a 474,426 square foot industrial building located in Chicago, Illinois, for a sale price of $15.6 million. The Company expects to recognize a gain on sale in this transaction of approximately $10.7 million. The proceeds from this disposition were used to pay down the $50 million loan obtained in connection with the acquisition of 33 New Montgomery. The acquisition was structured as a “reverse” 1031 tax-deferred exchange such that net proceeds received from future sale of five relinquished properties will be used to pay off the $50 million mortgage loan. This property was included in the 21 assets which the Company had decided to dispose of over the next two years as discussed in Note 14 and was classified as held for sale as of September 30, 2005 (see Note 6).

Stock Repurchases

Subsequent to September 30, 2005, 1,932,500 shares of the Company’s Common Stock have been repurchased at a total cost of approximately $36.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated is a self-administered Real Estate Investment Trust (REIT) with a nationwide portfolio of 59 primarily office properties, including four joint ventures and ten properties held for sale, as of September 30, 2005. We focus on owning and managing high-quality, multi-tenant office properties with strong demand attributes located in supply constrained locations within large diverse markets. Our portfolio encompasses approximately 10 million square feet with the largest concentrations in the following markets: Washington D.C., Southern California, Northern New Jersey, Boston and San Francisco.

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

Results of Operations

Overview

Net Income Available to Common Stockholders

For the three months ended September 30, 2005, we had net income available to common stockholders of $26,811,000, or $0.74 per diluted share, as compared with $548,000, or $0.02 per diluted share for the three months ended September 30, 2004. The three months ended September 30, 2005 included gains on sales of $27,617,000 or $0.77 per diluted share, as compared with a $743,000 gain on sale, or $0.02 per diluted share, for the same period in 2004. Additionally, included in the three months ended September 30, 2005, were impairment charges of $1,008,000; the reversal of a prior impairment charge of $1,331,000 and charges of $192,000 related to losses on early extinguishment of debt. Included in the three months ended September 30, 2004, were charges of $1,990,000, or $0.06 per diluted share related to losses on early extinguishment of debt.

Portfolio Performance

Overall portfolio occupancy increased from 88.3% at June 30, 2005 to 90% at September 30, 2005. Net operating income (adjusted for discontinued operations and defined as rental revenue less property operating expenses) decreased 3.9% from $31,954,000 for the three months ended September 30, 2004, to $30,706,000 for the three months ended September 30, 2005. This decrease primarily resulted from property dispositions and the bankruptcy of a large tenant in the Boston market as discussed further below under Rental Revenue. This decrease was partially offset by property acquisitions and increases in occupancy and rental rates.

Leasing Summary

During the three months ended September 30, 2005, we had approximately 76,000 square feet of new office leases at an average rent of $21.31 per square foot. We also renewed approximately 117,000 square feet of office leases at an average rent per square foot of $19.49. This represented an increase in effective rents from renewals (annualized rents net of concessions) of 6.9% during the third quarter of 2005.

Non-Core Asset Dispositions

In March 2005, after an in-depth review of our portfolio on an asset by asset basis, we decided to dispose of assets in our non-core markets, as well as certain non-core assets in core markets. Accordingly, we reduced the intended holding period of 21 assets to two years or less. Based on our analysis of the discounted cash flows of each asset over the next two years, we determined that nine of the assets were impaired due primarily to higher vacancy and lower rental rates in the respective markets. The difference between the estimated fair value (calculated by discounting estimated future cash flows and sales proceeds) and the net book value was $49,312,000. When combined with impairment charges of $8,924,000 recognized on two additional assets sold during the first quarter of 2005 and additional impairments of $1,009,000 recognized on two assets during the third quarter of 2005, the total impairment charge recognized during the nine months ended September 30, 2005, was $59,245,000. The remaining twelve assets were expected to generate gains on sale. As of September 30, 2005, eight of the 21 assets have been sold, as well as one other office property, for an aggregate gain on sale of $54,246,000.

Restatement

In the second quarter of 2005, we determined that a correction was required in the accounting for common and preferred stock dividends in accordance with generally accepted accounting principles. Our historical accounting was to record dividends in the period in which they were paid rather than the period in which they were declared. The correction of this accounting error requires a restatement of our consolidated financial statements as of and for the years ended December 31, 2002, 2003 and 2004 (including interim periods for 2003 and 2004), as well as the consolidated financial statements as of and for the quarter ended March 31, 2005. This restatement was previously reported in our June 30, 2005 Form 10-Q. This correction did not impact net income for any period, although it did affect income available to common stockholders and basic and diluted earnings per share.

In addition to the restatement for common and preferred stock dividends, our consolidated financial statements are expected to be restated as of and for the years ended December 31, 2002, 2003 and 2004 (including interim periods in 2003 and 2004), as well as the consolidated financial statements as of and for the quarters ended March 31 and June 30, 2005, for the adjustments discussed below. The net sum of these adjustments is a reduction to net income of $1,216,000 in 2002, an increase in net income of $1,415,000 in 2003, an increase in net income of $647,000 in 2004, and increases in net income of $23,000 and $138,000 during the three months ended March 31, and June 30, 2005, respectively. The quarterly impact of these adjustments during the year ended December 31, 2003, was a decrease in net income of $574,000 for the first quarter of 2003, a decrease in net income of $659,000 for the second quarter of 2003, an increase in net income of $2,524,000 for the third quarter of 2003, and an increase in net income of $124,000 for the fourth quarter of 2003. The quarterly impact of these adjustments during the year ended December 31, 2004, was an increase in net income of $156,000 for the first quarter of 2004, an increase in net income of $219,000 for the second quarter of 2004, an increase in net income of $136,000 for the third quarter of 2004, and an increase in net income of $136,000 for the fourth quarter of 2004. The adjustments relate to:

•	Recording of amortization on fees paid for the unsecured bank line of credit: We are restating our amortization for fees paid on its unsecured bank line of credit to properly record amortization given the amendments and the modifications to the line of credit and amendments to the maturity date of the line of credit. The restatement results in a write-off of approximately $1.7 million of fees in December 1998 in connection with a reduction of the line of credit capacity and a change in the amortization periods during the life of the line of credit as various amendments were made. The impact on retained earnings on January 1, 2002 was a decrease of approximately $2.7 million. The impact of this adjustment is a decrease in net income of $94,000 in 2002, an increase in net income of $330,000 in 2003, an increase in net income of $491,000 in 2004 and an increase in net income of $301,000 for the nine months ended September 30, 2005. The impact of this adjustment is an increase in net income of $83,000, $83,000, $82,000, and $82,000 for the three month periods ended March 31, June 30, September 30, and December 31, 2003, respectively. The impact of this adjustment is an increase in net income of $83,000, $136,000, $136,000, and $136,000 for the three month periods ended March 31, June 30, September 30, and December 31, 2004, respectively. The impact of this adjustment is an increase in net income of $138,000, $138,000 and $25,000 in the first quarter, second quarter and third quarter of 2005.

•	Incorrect cutoff related to disposition costs, losses on Rabbi Trust investments and amortization of prepaid rent: We did not achieve proper cutoff with regard to these items during 2001 and 2002. The impact of these corrections was a decrease in net income for 2001 of $205,000 and an increase in net income for 2002 of $205,000.

•	Recording of intangible assets and related amortization in connection with real estate acquisitions: We adopted FAS 141, Business Combinations, on July 1, 2001. However, we did not assign value to acquired at-market in-place leases for buildings purchased subsequent to July 1, 2001 until 2003. In 2003, we recorded entries to separately identify those intangible assets and to correct the amortization as if the intangibles had been properly recorded at the acquisition dates and amortized over their useful lives (as opposed to being treated as part of the real estate acquired and depreciated over the useful life of the building). The restatement related to intangible assets and related amortization reverses the accounting done in 2003 and records it in 2001 and 2002 when the acquisitions were consummated. The impact of this correction was a decrease in net income for 2001 of $46,000, a decrease in net income for 2002 of $913,000, and an increase in net income for 2003 of $962,000. The impact of this adjustment is a decrease in net income of $560,000 and $653,000 for the three month periods ended March 31 and June 30, 2003, respectively. The impact of this adjustment is an increase in net income of $2,175,000 for the three month period ended September 30, 2003.

•	Recording of interest rate cap: We entered into an interest rate cap to protect against movements in interest rates at the end of 2001. This interest rate cap expired in 2004. We did document our intent that this interest rate cap would qualify for hedge accounting under FAS 133, Accounting for Derivatives, but failed to document that the hedge was expected to be 100% effective each quarter during the life of the interest rate cap. As a result, we were not entitled to apply hedge accounting to this instrument. The failure to qualify for hedge accounting requires that all changes in the fair value of the interest rate cap be recorded in the consolidated statements of operations. In addition, this correction records the changes in the fair value of the cap in the proper periods. The impact of this correction was a decrease in net income for 2002 of $414,000, an increase in net income for 2003 of $130,000, and an increase in net income for 2004 of $288,000. The impact of this adjustment is a decrease in net income of $97,000 and $88,000 for the three month periods ended March 31 and June 30, 2003, respectively. The impact of this adjustment is an increase in net income of $273,000 and $42,000 for the three month periods ended September 30 and December 31, 2003, respectively. The impact of this adjustment is an increase in net income of $72,000, $216,000, $0 and $0 for the three month periods ended March 31, June 30, September 30, and December 31, 2004, respectively.

Periods prior to 2002 were also expected to be restated and will be reflected in the Selected Financial Data table in Item 6 of our Form 10-K/A for the year ended December 31, 2004. The impact of restating periods prior to 2002 was a decrease in stockholders’ equity at January 1, 2002 of $19,280,000, primarily related to the accrual of preferred and common stock dividends of approximately $16,500,000.

The impact of the restatements, including the restatement for common and preferred stock dividends, on our consolidated financial statements for the affected periods is summarized below (dollars in thousands). All interim data in the tables below is unaudited. Additionally, the data have not been reviewed by our former registered independent public accounting firm.

Consolidated Balance Sheets:

	As of June 30, 2005				As of March 31, 2005
	Previously Reported		As Restated		Previously Reported	As Restated
Leasing and financing costs	$26,659		$25,001		$29,033	$27,226
Total assets	$1,352,784		$1,351,126		$1,380,044	$1,378,237
Other liabilities		(1)		(1)	$34,353	$48,782
Total liabilities		(1)		(1)	$835,203	$849,632
Minority interest	$34,718		$34,531		$34,501	$34,418
Distributions in excess of accumulated earnings	$(297,556)		$(299,027)		$(281,964)	$(298,117)
Total stockholders’ equity	$497,406		$495,935		$510,340	$494,187
Total liabilities and stockholders’ equity	$1,352,784		$1,351,126		$1,380,044	$1,378,237

	As of December 31, 2004		As of December 31, 2003
	Previously Reported	As Restated	Previously Reported	As Restated
Leasing and financing costs	$24,403	$22,447	$25,606	$22,796
Total assets	$1,433,101	$1,431,145	$1,405,239	$1,402,429
Other liabilities	$31,282	$47,213	$37,221	$51,790
Total liabilities	$750,650	$766,581	$776,425	$790,994
Minority interest	$39,124	$39,127	$36,969	$36,765
Distributions in excess of accumulated earnings	$(223,282)	$(241,172)	$(184,843)	$(202,018)
Total stockholders’ equity	$643,327	$625,437	$591,845	$574,670
Total liabilities and stockholders’ equity	$1,433,101	$1,431,145	$1,405,239	$1,402,429

Consolidated Statements of Operations:

	Year ended December 31, 2004				Year ended December 31, 2003				Year ended December 31, 2002
	Previously Reported (2)		As Restated		Previously Reported (2)		As Restated		Previously Reported (2)		As Restated
Rental revenue		(1)		(1)		(1)		(1)	$139,636		$139,564
Total operating revenue		(1)		(1)		(1)		(1)	$143,308		$143,236
Depreciation and amortization		(1)		(1)	$50,145		$49,079		$37,873		$38,888
Total operating expenses		(1)		(1)	$121,081		$120,015		$93,871		$94,886
Interest and other income		(1)		(1)		(1)		(1)	$5,389		$5,528
Interest expense	$33,742		$32,888		$29,988		$29,478		$24,739		$25,304
Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	$12,968		$13,822		$13,531		$15,107		$20,418		$18,905
Minority interest	$465		$672		$1,101		$1,262		$291		$155
Income before discontinued operations and cumulative effect of change in accounting principle	$12,503		$13,150		$12,430		$13,845		$20,127		$18,750
Discontinued operations		(1)		(1)		(1)		(1)	$2,363		$2,524
Income before cumulative effect of change in accounting principle	$28,487		$29,134		$29,654		$31,069		$22,490		$21,274
Net income	$27,575		$28,222		$29,654		$31,069		$22,490		$21,274
Preferred dividends	$14,777		$13,272		$19,491		$19,422			(1)		(1)
Net income available to Common Stockholders	$4,825		$6,977		$10,417		$11,901		$2,926		$1,710
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.29)		$(0.22)		$(0.18)		$(0.13)		$0.03		$(0.02)
Income from discontinued operations		(1)		(1)		(1)		(1)		(1)		(1)
Net income available to Common Stockholders	$0.15		$0.22		$0.38		$0.43		$0.11		$0.06
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.29)		$(0.22)		$(0.18)		$(0.13)		$0.03		$(0.02)
Income from discontinued operations		(1)		(1)		(1)		(1)	$0.07		$0.08
Net income available to Common Stockholders	$0.15		$0.22		$0.38		$0.43		$0.10		$0.06

Interim Consolidated Statements of Operations:

	Three months ended March 31, 2005		Three months ended June 30, 2005				Three months ended March 31, 2004
	Previously Reported (3)	As Restated	Previously Reported (3)		As Restated		Previously Reported (2)	As Restated
Interest expense	$9,321	$9,172	$9,724		$9,575		$8,153	$7,982
Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$(51,789)	$(51,640)	$2,755		$2,904		$5,181	$5,352
Minority interest	$(3,836)	$(3,710)	$994		$1,005		$(12)	$3
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(47,953)	$(47,930)	$1,761		$1,899		$5,193	$5,349
Income (loss) before cumulative effect of change in accounting principle	$(36,846)	$(36,823)	$13,653		$13,791		$5,612	$5,768
Net income (loss)	$(36,846)	$(36,823)	$13,653		$13,791		$4,700	$4,856
Preferred dividends	(1)	(1)		(1)		(1)	$4,823	$3,318
Dividends paid on redeemed preferred stock	$2,102	$596		(1)		(1)	$—	$1,505
Net income (loss) available to Common Stockholders	$(46,069)	$(44,540)	$11,841		$11,979		$(123)	$33
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(1.57)	$(1.53)	$0.02		$0.03		$0.01	$0.02
Income from discontinued operations	(1)	(1)	$0.31		$0.30		$0.02	$0.01
Net income (loss) available to Common Stockholders	$(1.28)	$(1.24)		(1)		(1)	$0.00	$0.00
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(1.57)	$(1.53)	$0.02		$0.03		$0.01	$0.02
Income from discontinued operations	(1)	(1)	$0.31		$0.30		$0.02	$0.01
Net income (loss) available to Common Stockholders	$(1.28)	$(1.24)		(1)		(1)	$0.00	$0.00

Interim Consolidated Statements of Operations:

	Three months ended June 30, 2004		Three months ended September 30, 2004				Three months ended December 31, 2004
	Previously Reported (2)	As Restated	Previously Reported (2)		As Restated		Previously Reported (2)	As Restated
Interest expense	$8,228	$7,843	$8,632		$8,483		$8,729	$8,580
Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$5,304	$5,689	$2,588		$2,737		$(105)	$44
Minority interest	$667	$833	$29		$42		$(219)	$(206)
Income before discontinued operations and cumulative effect of change in accounting principle	$4,637	$4,856	$2,559		$2,695		$114	$250
Income before cumulative effect of change in accounting principle	$18,006	$18,225	$3,719		$3,855		$1,150	$1,286
Net income	$18,006	$18,225	$3,719		$3,855		$1,150	$1,286
Dividends paid on redeemed preferred stock	$2,073	$568		(1)		(1)	(1)	(1)
Net income (loss) available to Common Stockholders	$6,706	$8,430	$410		$546		$(2,168)	$(2,032)
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.17)	$(0.12)		(1)		(1)	$(0.10)	$(0.09)
Income (loss) from discontinued operations	$0.38	$0.39	$0.03		$0.04		(1)	(1)
Net income (loss) available to Common Stockholders	$0.21	$0.27	$0.01		$0.02		$(0.07)	$(0.06)
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.17)	$(0.12)		(1)		(1)	$(0.10)	$(0.09)
Income (loss) from discontinued operations	$0.38	$0.39	$0.03		$0.04		(1)	(1)
Net income (loss) available to Common Stockholders	$0.21	$0.27	$0.01		$0.02		$(0.07)	$(0.06)

Interim Consolidated Statements of Operations:

	Three months ended March 31, 2003		Three months ended June 30, 2003				Three months ended September 30, 2003
	Previously Reported (2)	As Restated	Previously Reported (2)		As Restated		Previously Reported (2)	As Restated
Depreciation and amortization	$11,099	$11,720	$11,838		$12,562		$12,418	$10,007
Total operating expenses	$30,777	$31,398	$28,415		$29,139		$29,442	$27,031
Interest expense	$6,846	$6,861	$6,889		$6,895		$7,898	$7,504
Income before minority interest and discontinued operations	$2,179	$1,543	$3,210		$2,480		$5,929	$8,734
Minority interest	$613	$551	$588		$517		$(147)	$134
Income before discontinued operations	$1,566	$992	$2,622		$1,963		$6,076	$8,600
Net income	$10,654	$10,080	$10,205		$9,546		$3,533	$6,057
Preferred dividends	$4,891	$4,889		(1)		(1)	$4,889	$4,822
Net income (loss) available to Common Stockholders	$5,780	$5,208	$5,317		$4,658		$(1,119)	$1,472
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.09)	$(0.11)	$(0.06)		$(0.08)		$0.04	$0.14
Income (loss) from discontinued operations	(1)	(1)		(1)		(1)	$(0.08)	$(0.09)
Net income (loss) available to Common Stockholders	$0.21	$0.19	$0.19		$0.17		$(0.04)	$0.05
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.09)	$(0.11)	$(0.06)		$(0.08)		$0.04	$0.13
Net income (loss) available to Common Stockholders	$0.21	$0.19	$0.19		$0.17		$(0.04)	$0.05

Interim Consolidated Statements of Operations:

	Three months ended December 31, 2003 (2)
	Previously Reported	As Restated
Interest expense	$8,355	$8,218
Income before minority interest and discontinued operations	$2,213	$2,350
Minority interest	$47	$60
Income before discontinued operations	$2,166	$2,290
Net income	$5,262	$5,386
Net income available to Common Stockholders	$439	$563

The following information is presented to reflect the effects of the restatements on the selected financial data table to be included in our Form 10-K/A (dollars in thousands):

Operating Data:

	Year ended December 31, 2001		Year ended December 31, 2000
	Previously Reported (2)	As Restated	Previously Reported (2)		As Restated
Rental revenue	$131,280	$131,352		(1)		(1)
Total operating revenue	$137,908	$137,980		(1)		(1)
Depreciation and amortization	$33,412	$33,463		(1)		(1)
Total operating expenses	$85,152	$85,203		(1)		(1)
Interest and other income	$5,389	$5,250		(1)		(1)
Interest expense	$23,938	$24,252	$53,498		$53,737
Income before minority interest and discontinued operations	$32,914	$32,482	$8,198		$7,959
Discontinued operations	$13,706	$13,545		(1)		(1)
Net income	$43,875	$43,343	$36,236		$35,959
Net income available to Common Stockholders	$24,311	$23,779	$27,858		$28,178
Basic income (loss) per share:
Income (loss) from continuing operations	$0.44	$0.43	$0.30		$0.31
Income available to Common Stockholders	$0.90	$0.88	$0.95		$0.96
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.44	$0.42	$0.30		$0.31
Income available to Common Stockholders	$0.89	$0.87	$0.60		$0.59

(1)	The restatements had no effect on this line item for this period.
(2)	Amounts have not been updated for discontinued operations for properties sold or which became held for sale subsequent to December 31, 2004.

(3)	Amounts have not been updated for discontinued operations for properties sold or which became held for sale subsequent to the quarter shown.

All footnotes have been revised, as applicable, for the effect of the restatements.

Funds from Operations (FFO):

	Previously Reported	As Restated
Three months ended June 30, 2005	$17,482	$17,631
Three months ended March 31, 2005	$(51,531)	$(49,876)
Three months ended March 31, 2004	$15,537	$15,708
Three months ended June 30, 2004	$10,599	$12,488
Three months ended September 30, 2004	$15,518	$15,667
Nine months ended September 30, 2004	$41,655	$43,863
Year ended December 31, 2004	$53,781	$56,139
Year ended December 31, 2003	$54,964	$55,543

See our definition of FFO and our reconciliation of net income (loss) to FFO beginning on page 68.

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004.

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

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Per Financial Statements	Discontinued Operations	Adjusted	Per Financial Statements	Discontinued Operations	Adjusted
				(2)		(2)
OPERATING REVENUE
Rental revenue	$40,490	$7,847	$48,337	$36,512	$12,126	$48,638
Fees and reimbursements, including from related parties	849	—	849	757	—	757

Total operating revenue	41,339	7,847	49,186	37,269	12,126	49,395

OPERATING EXPENSES
Property operating expenses	13,891	3,740	17,631	11,614	5,070	16,684
General and administrative	3,424	—	3,424	3,006	20	3,026
Depreciation and amortization	13,458	935	14,393	11,671	4,304	15,975
Provision for impairment of real estate assets	62	946	1,008	—	—	—

Total operating expenses	30,835	5,621	36,456	26,291	9,394	35,685

Interest and other income	455	—	455	567	—	567
Equity in earnings of unconsolidated operating JV’s	6	—	6	158	—	158
Interest expense	(10,868)	(216)	(11,084)	(8,182)	(1,110)	(9,292)
Loss on early extinguishments of debt	(127)	(65)	(192)	(1,950)	(40)	(1,990)

Income (loss) before gain on sales of real estate assets, minority interest and discontinued operations	(30)	1,945	1,915	1,571	1,582	3,153
Gain on sales of real estate assets	—	27,617	27,617	—	743	743
Reversal of provision for impairment of real estate assets	—	1,331	1,331	—	—	—

Income (loss) before minority interest and discontinued operations	(30)	30,893	30,863	1,571	2,325	3,896
Minority interest (1)	(2,240)	—	(2,240)	(39)	—	(39)

Income (loss) before discontinued operations	(2,270)	30,893	28,623	1,532	2,325	3,857
Discontinued operations	30,893	(30,893)	—	2,325	(2,325)	—

Net income	28,623	—	28,623	3,857	—	3,857
Preferred dividends	(1,812)	—	(1,812)	(3,318)	—	(3,318)
Premium and write-off of original issuance costs on preferred stock redemption	—	—	—	9	—	9

Net income available to Common Stockholders	$26,811	$—	$26,811	$548	$—	$548

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium and write-off of original issuance costs on preferred stock redemptions.
(2)	As restated. See discussion above under Restatement.

Net Operating Income. Following is a table of net operating income by market, for comparative purposes, presenting the results for the three months ended September 30, 2005 and 2004 (dollars in thousands). The data set forth below should be read in conjunction with “Note 18. Segment Information” in our consolidated financial statements included in Item 1.

	2005	% of Total	2004	% of Total
Washington D.C.	$7,506	24.4%	$6,353	19.9%
Southern California	5,603	18.3%	5,845	18.3%
Northern New Jersey	4,018	13.1%	3,855	12.1%
Boston	3,032	9.9%	5,146	16.1%
San Francisco	2,326	7.6%	1,910	6.0%
Chicago	1,379	4.5%	1,758	5.5%
St. Louis	1,022	3.3%	1,222	3.8%
Tampa/Orlando	1,319	4.3%	1,242	3.9%
Denver	949	3.1%	874	2.7%
Minneapolis	777	2.5%	756	2.4%
Las Vegas	952	3.1%	1,200	3.7%
All others	1,823	5.9%	1,793	5.6%

Total Net Operating Income	$30,706	100.0%	$31,954	100.0%

Rental Revenue. Rental revenue decreased $301,000, or 0.6%, to $48,337,000 for the three months ended September 30, 2005, from $48,638,000 for the three months ended September 30, 2004. This change primarily resulted from property dispositions and the bankruptcy of Axiowave Networks, Inc., a tenant at Marlborough Corporate Place, an office property located in Marlborough, Massachusetts, which defaulted on its lease obligation in December 2004. Axiowave’s lease encompassed approximately 100,000 square feet at Marlborough Corporate Place and accounted for approximately $2.9 million of annual revenues. This decrease was offset by property acquisitions and increases in occupancy and rental rates. Following is a table of rental revenue by market, for comparative purposes, presenting the results for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	2005	2004
Washington D.C.	$10,163	$8,933
Southern California	8,458	8,537
Northern New Jersey	5,966	5,978
Boston	6,209	7,826
San Francisco	3,525	2,619
Chicago	2,687	3,185
St. Louis	1,794	2,020
Tampa/Orlando	1,920	1,883
Denver	1,619	1,378
Minneapolis	1,408	1,440
Las Vegas	1,302	1,492
All others	3,286	3,347

Total Rental Revenue	$48,337	$48,638

Fees and Reimbursements, Including From Related Parties. Fees and reimbursements, including from related parties, consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated joint ventures and the Rancon Partnerships. This revenue increased $92,000 to $849,000 for the three months ended September 30, 2005, from $757,000 for the three months ended September 30, 2004, primarily due to increases in Rancon transaction fees, offset by a decrease in Rancon property management fees due to amendments to the property management agreement.

Property Operating Expenses. Property operating expenses increased $947,000, or 5.7%, to $17,631,000 for the three months ended September 30, 2005, from $16,684,000 for the three months ended September 30, 2004, primarily due to property acquisitions and increased property taxes and utility costs, offset by dispositions. Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	2005	2004
Washington D.C.	$2,657	$2,580
Southern California	2,855	2,692
Northern New Jersey	1,948	2,123
Boston	3,177	2,680
San Francisco	1,199	709
Chicago	1,308	1,427
St. Louis	772	798
Tampa/Orlando	601	641
Denver	670	504
Minneapolis	631	684
Las Vegas	350	292
All others	1,463	1,554

Total Property Operating Expenses	$17,631	$16,684

General and Administrative Expenses. General and administrative expenses increased $398,000, or 13.2%, to $3,424,000 for the three months ended September 30, 2005, from $3,026,000 for the three months ended September 30, 2004. This increase is primarily due to higher professional fees related to the restatement of the December 31, 2004 and March 31, 2005 financials (see discussion under Restatement beginning on page 47).

Depreciation and Amortization. Depreciation and amortization decreased $1,582,000, or 9.9%, to $14,393,000 for the three months ended September 30, 2005, from $15,975,000 for the three months ended September 30, 2004. This decrease is primarily due to property dispositions and ceasing depreciation of assets held for sale.

Provision for impairment of real estate assets. In the third quarter of 2005, we recorded a provision for impairment of $807,000 to reduce the carrying value of a property due to a lower than anticipated sale price. The decrease in sale price is due to the assumption that ConAgra Foods, the largest tenant at the property, will not renew its leases totaling approximately 50,000 square feet upon their expirations in October 2006 and September 2007. In addition, we recorded an impairment charge of $62,000 to write-off the remaining carrying value of our 50% owned development joint venture which was fully developed in Aurora, Colorado and all units were sold as of September 30, 2005. Additionally, in connection with the third quarter sale of Columbia Centre II, an additional provision for impairment of real estate assets of $139,000 was recognized due to higher than anticipated costs to sell the property. The total impairment charge recognized during the three months ended September 30, 2005 was $1,008,000.

Interest and Other Income. Interest and other income decreased $112,000, or 19.8%, to $455,000 for the three months ended September 30, 2005, from $567,000 for the three months ended September 30, 2004, due to reduced interest income resulting from principal payments received in 2004 on our mortgage loan receivable secured by land at Gateway Business Park in Colorado and discontinuance of interest accrual on a promissory note where interest and principal are in default.

Interest Expense. Interest expense increased $1,792,000, or 19.3%, to $11,084,000 for the three months ended September 30, 2005, from $9,292,000 for the three months ended September 30, 2004. This increase is primarily due to increases in outstanding debt, changes in the mix of fixed-rate debt and floating rate debt and increases in variable interest rates.

Loss on Early Extinguishments of Debt. During the three months ended September 30, 2005, we recorded losses on early extinguishment of debt of $192,000 which consisted of the write-off of unamortized original financing costs in connection with loan payoffs related to property dispositions. During the three months ended September 30, 2004, we recorded losses on early extinguishment of debt of $1,990,000 which consisted primarily of the write-off of unamortized original financing costs due to loan modifications and payoffs.

Gain on sales of real estate assets. The gain on sales of real estate assets of $27,617,000 during the three months ended September 30, 2005, resulted from the sale of four office properties, which are part of our plan to dispose of certain assets in our non-core markets and certain non-core assets in core markets. The gain on sales of real estate assets of $743,000 during the three months ended September 30, 2004, resulted from the sale of two properties, including one office and one industrial, which generated a gain of approximately $708,000 and approximately $35,000 in cash receipts related to the settlement of contingencies from prior period dispositions.

Reversal of provision for impairment of real estate assets. During the third quarter of 2005, in connection with the disposition of Oakbrook Terrace on October 7, 2005, we reversed approximately $1.3 million of the provision for impairment previously recognized on this asset.

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004.

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

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Per Financial Statements	Discontinued Operations	Adjusted	Per Financial Statements	Discontinued Operations	Adjusted
				(2)		(2)
OPERATING REVENUE
Rental revenue	$116,967	$26,274	$143,241	$107,677	$38,442	$146,119
Fees and reimbursements, including from related parties	3,302	—	3,302	2,618	—	2,618

Total operating revenue	120,269	26,274	146,543	110,295	38,442	148,737

OPERATING EXPENSES
Property operating expenses	39,563	12,324	51,887	35,013	15,526	50,539
General and administrative	10,634	—	10,634	9,176	32	9,208
Depreciation and amortization	37,796	6,545	44,341	33,589	13,241	46,830
Provision for impairment of real estate assets	5,160	54,085	59,245	—	—	—

Total operating expenses	93,153	72,954	166,107	77,778	28,799	106,577

Interest and other income	2,099	—	2,099	2,036	—	2,036
Equity in earnings of unconsolidated operating JV’s	308	—	308	594	—	594
Interest expense	(28,991)	(1,039)	(30,030)	(23,512)	(3,749)	(27,261)
Loss on early extinguishments of debt	(688)	(2,577)	(3,265)	(2,035)	(40)	(2,075)

Income (loss) before gain on sales of real estate assets, minority interest, discontinued operations and cumulative effect of change in accounting principle	(156)	(50,296)	(50,452)	9,600	5,854	15,454
Gain on sales of real estate assets	—	54,246	54,246	—	13,271	13,271
Reversal of provision for impairment of real estate assets	—	1,331	1,331	—	—	—

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(156)	5,281	5,125	9,600	19,125	28,725
Minority interest (1)	475	—	475	(880)	—	(880)

Income before discontinued operations and cumulative effect of change in accounting principle	319	5,281	5,600	8,720	19,125	27,845
Discontinued operations	5,281	(5,281)	—	19,125	(19,125)	—

Income before cumulative effect of change in accounting principle	5,600	—	5,600	27,845	—	27,845
Cumulative effect of change in accounting principle	—	—	—	(912)	—	(912)

Net income	5,600	—	5,600	26,933	—	26,933
Preferred dividends	(5,435)	—	(5,435)	(9,954)	—	(9,954)
Dividends paid on redeemed preferred stock	(596)	—	(596)	(2,073)	—	(2,073)
Premium and write-off of original issuance costs on preferred stock redemption	(5,309)	—	(5,309)	(5,900)	—	(5,900)

Net income (loss) available to Common Stockholders	$(5,740)	$—	$(5,740)	$9,006	$—	$9,006

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium and write-off of original issuance costs on preferred stock redemptions.
(2)	As restated. See discussion above under Restatement.

Net Operating Income. Following is a table of net operating income by market, for comparative purposes, presenting the results for the nine months ended September 30, 2005 and 2004 (dollars in thousands). The data set forth below should be read in conjunction with “Note 18. Segment Information” in our consolidated financial statements included in Item 1.

	2005	% of Total	2004	% of Total
Washington D.C.	$20,058	22.0%	$20,257	21.2%
Southern California	17,547	19.2%	17,141	17.9%
Northern New Jersey	11,644	12.7%	12,370	12.9%
Boston	9,997	10.9%	14,494	15.2%
San Francisco	5,733	6.3%	5,413	5.7%
Chicago	4,382	4.8%	5,185	5.4%
St. Louis	3,367	3.7%	3,811	4.0%
Tampa/Orlando	4,362	4.8%	3,702	3.9%
Denver	3,048	3.3%	2,376	2.5%
Minneapolis	2,489	2.7%	2,329	2.4%
Las Vegas	2,889	3.2%	2,975	3.1%
All others	5,838	6.4%	5,527	5.8%

Total Net Operating Income	$91,354	100.0%	$95,580	100.0%

Rental Revenue. Rental revenue decreased $2,878,000, or 2.0%, to $143,241,000 for the nine months ended September 30, 2005, from $146,119,000 for the nine months ended September 30, 2004. This change primarily resulted from property dispositions and the bankruptcy of Axiowave Networks, Inc., a tenant at Marlborough Corporate Place, an office property located in Marlborough, Massachusetts, which defaulted on its lease obligation in December 2004. Axiowave’s lease encompassed approximately 100,000 square feet at Marlborough Corporate Place and accounted for approximately $2.9 million of annual revenues. This decrease was partially offset by property acquisitions and increases in occupancy and rental rates. Following is a table of rental revenue by market, for comparative purposes, presenting the results for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	2005	2004
Washington D.C.	$27,278	$27,731
Southern California	25,837	25,115
Northern New Jersey	18,119	18,824
Boston	19,045	23,061
San Francisco	8,362	7,718
Chicago	8,749	9,470
St. Louis	5,751	6,135
Tampa/Orlando	6,322	5,637
Denver	4,999	3,865
Minneapolis	4,532	4,261
Las Vegas	3,835	3,784
All others	10,412	10,518

Total Rental Revenue	$143,241	$146,119

Fees and Reimbursements, Including From Related Parties. Fees and reimbursements, including from related parties, consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated joint ventures and the Rancon Partnerships. This revenue increased $684,000 to $3,302,000 for the nine months ended September 30, 2005, from $2,618,000 for the nine months ended September 30, 2004, primarily due to increased development, disposition, lease consulting and other fees due to amendments to the property management agreement.

Property Operating Expenses. Property operating expenses increased $1,348,000, or 2.7%, to $51,887,000 for the nine months ended September 30, 2005, from $50,539,000 for the nine months ended September 30, 2004. This increase is primarily due to acquisitions and increased property taxes, utility and snow removal costs, partially offset by property dispositions. Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	2005	2004
Washington D.C.	$7,220	$7,474
Southern California	8,290	7,974
Northern New Jersey	6,475	6,454
Boston	9,048	8,567
San Francisco	2,629	2,305
Chicago	4,367	4,285
St. Louis	2,384	2,324
Tampa/Orlando	1,960	1,935
Denver	1,951	1,489
Minneapolis	2,043	1,932
Las Vegas	946	809
All others	4,574	4,991

Total Property Operating Expenses	$51,887	$50,539

General and Administrative Expenses. General and administrative expenses increased $1,426,000, or 15.5%, to $10,634,000 for the nine months ended September 30, 2005, from $9,208,000 for the nine months ended September 30, 2004. This increase is primarily due to higher professional fees related to Sarbanes-Oxley 404 compliance and the restatement of the December 31, 2004 and March 31, 2005 financials (see discussion under Restatement beginning on page 47), increases in state franchise taxes and increases in incentive compensation costs.

Depreciation and Amortization. Depreciation and amortization decreased $2,489,000, or 5.3%, to $44,341,000 for the nine months ended September 30, 2005, from $46,830,000 for the nine months ended September 30, 2004. This decrease is primarily due to property dispositions and ceasing depreciation of assets held for sale.

Provision for impairment of real estate assets. In connection with our decision in March 2005 to dispose of assets in our non-core markets and certain non-core assets in core markets, we reduced the intended holding period of 21 assets to two years or less. Based on our analysis of the future undiscounted cash flows of each asset over the next two years, we determined that nine of the assets were impaired. The difference between the estimated fair value (calculated by discounting estimated future cash flows and sales proceeds) and the net book value was $49,312,000. When combined with impairment charges of $8,924,000 recognized on two additional assets sold during the first quarter of 2005 and additional impairments of $1,009,000 recognized on two assets during the third quarter of 2005, the total impairment charge recognized during the nine months ended September 30, 2005 was $59,245,000.

Interest and Other Income. Interest and other income increased $63,000 to $2,099,000 for the nine months ended September 30, 2005, from $2,036,000 for the nine months ended September 30, 2004, primarily due to a fee of $430,000 we received to terminate our acquisition rights to the Gateway Office Five development project in the first quarter of 2005 (see below under Investments in Land and Development), partially offset by reduced interest income resulting from principal payments received in 2004 on our mortgage loan receivable secured by land at Gateway Business Park in Colorado.

Interest Expense. Interest expense increased $2,769,000, or 10.2%, to $30,030,000 for the nine months ended September 30, 2005, from $27,261,000 for the nine months ended September 30, 2004. This increase is primarily due to increases in outstanding debt, changes in the mix of floating-rate debt and fixed-rate debt and increases in variable interest rates.

Loss on Early Extinguishments of Debt. During the nine months ended September 30, 2005, we recorded losses on early extinguishment of debt of $3,265,000 which consisted primarily of prepayment penalties and the write-off of unamortized original financing costs in connection with loan payoffs related to the sale of Rockwall I and II, Lake Point Business Park, Fairfield Business Quarters, Columbia Centre II, Woodlands Tech and University Club as discussed below, as well as loan modifications and refinances. During the nine months ended September 30, 2004, in connection with a loan payoff, we recorded a loss on early extinguishment of debt of $2,075,000 which consisted of the write-off of unamortized original financing costs in connection with a loan payoff as well as a loan refinance.

Gain on sales of real estate assets. The gain on sales of real estate assets of $54,246,000 during the nine months ended September 30, 2005, resulted from the sale of eight office properties and two industrial properties. The gain on sales of real estate assets of $13,271,000 during the nine months ended September 30, 2004, resulted from the sale of one industrial and three office properties.

Reversal of provision for impairment of real estate assets. During the third quarter of 2005, in connection with the disposition of Oakbrook Terrace on October 7, 2005, we reversed approximately $1.3 million of the provision for impairment previously recognized on this asset.

Cumulative Effect of Change in Accounting Principle. In accordance with FIN 46 Revised, we began consolidating the entity known as Marina Shores, effective January 1, 2004, as we are deemed to be the primary beneficiary as defined by FIN 46 Revised. The implementation of this change was accounted for as a change in accounting principle and applied cumulatively as of January 1, 2004. The cumulative effect of the change in accounting principle resulted in a one-time non-cash reduction to our net income of $912,000 for the nine months ended September 30, 2004, which represented the elimination of intercompany fee income recognized, slightly offset by additions to capitalized interest on this development project as if Marina Shores had been consolidated at the inception of our investment.

Charges associated with the redemption of preferred stock. In January 2005, we redeemed approximately 3.1 million shares of our outstanding 7 3/4% Series A Convertible Preferred Stock. In connection with this redemption, during the nine months ended September 30, 2005, we incurred $596,000 for the stub period dividends paid to the redeemed preferred shareholders, as well as a charge of $5,309,000, which consisted of $3,452,000 for the non-cash write-off of original issuance costs of the preferred shares, $1,812,000 for the premium paid to redeem the preferred shares and $45,000 in other miscellaneous costs. In April 2004, we redeemed approximately 3.1 million shares of our outstanding 7 3/4% Series A Convertible Preferred Stock. In connection with this redemption, during the nine months ended September 30, 2004, we incurred charges of $2,073,000 for the stub period and final dividends paid to the redeemed preferred shareholders, as well as a charge of $5,900,000, which consisted of $3,448,000 for the non-cash write-off of original issuance costs of the preferred shares, $2,407,000 for the premium paid to redeem the preferred shares and $45,000 in other miscellaneous costs.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2005, cash provided by operating activities was $44,216,000 as compared to $51,477,000 for the same period in 2004. This change is primarily due to an increase in cash paid for deposits, impounds and notes receivable, a decrease in net operating income from the rental properties (as discussed above) and increases in general and administrative expenses (as discussed above). Cash provided by investing activities was $15,814,000 for the nine months ended September 30, 2005, as compared to cash used for investing activities of $24,459,000 for the same period in 2004. This change is primarily due to higher proceeds from property sales, offset by funds used for acquisition of properties during the nine months ended September 30, 2005, as compared to higher investments in land and development, offset by higher principal payments on mortgage loans receivable received during the nine months ended September 30, 2004. Cash used for financing activities was $60,396,000 for the nine months ended September 30, 2005, as compared to $40,862,000 for the same period in 2004. This change is due primarily to cash received from the issuance of common stock in 2004, partially offset by an increase in borrowings, net of repayments, in 2005.

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

Investments in Land and Development

Our investments in land and development decreased from $147,435,000 at December 31, 2004, to $135,941,000 at September 30, 2005. This decrease is primarily due to the disposition of approximately 27 acres of land held for development, known as Eden Shores located in Hayward, California. On March 25, 2005, we entered into a contract to sell Eden Shores to an unaffiliated third party which owns land adjacent to this parcel for a sale price of $12 million. At that time, we recognized an impairment charge of approximately $5.1 million which is included in the provision for impairment of real estate assets in our consolidated statement of operations for the nine months ended September 30, 2005. On March 28, 2005, the sale was completed. We received $5 million in cash and a $7 million first mortgage loan receivable, secured by the land, with a fixed interest rate of 8%, a 20-year amortization requiring monthly principal and interest payments of approximately $59,000, and a maturity date of March 28, 2007. On June 28, 2005, this mortgage loan receivable was sold to a bank for approximately $6.98 million which was the outstanding principal balance on that date. We did not recognize any gain or loss on this transaction.

In addition, on January 31, 2005, we sold our interest in the Gateway Office Five development project located in Denver, Colorado, which was in the form of a mezzanine loan with a net basis of approximately $835,000 as of December 31, 2004 (see table below). In connection with this sale, the mezzanine loan principal balance and accrued interest was paid off in full. In addition, we received a $430,000 fee to terminate our acquisition rights for this property. This fee is included in interest and other income on our consolidated statement of operations for the nine months ended September 30, 2005.

As of September 30, 2005 and December 31, 2004, we had investments in the following properties under development and land held for development. The investment descriptions are as of September 30, 2005 (dollars in thousands).

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at September 30, 2005		Investment Balance at December 31, 2004
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	—	—	(1)	—	(1)	$835

TOTAL PROPERTIES UNDER DEVELOPMENT				—			—		$835

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,233		$5,170

	Subtotal - Boston			235,000			5,233		5,170

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	to be determined	50	%(2)	35,596	(2)	34,636	(2)
	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,750		4,750

	Subtotal - Denver			120,000			40,346		39,386

San Francisco	Marina Shores	33.2 acre mixed-use waterfront community which could include office, retail and multifamily units; currently in entitlement process	Redwood City	to be determined	50	%(3)	84,178		79,548
	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office park	Hayward	—	—	(4)	—	(4)	16,530

	Subtotal - San Francisco			—			84,178		96,078
		Other land held for development	New Jersey/ San Francisco				6,184		5,966

TOTAL LAND HELD FOR DEVELOPMENT				355,000			$135,941		$146,600

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT				355,000			$135,941		$147,435

(1)	Interest previously held in the form of a mezzanine loan. In the first quarter of 2005, the mezzanine loan was paid off in full. See above for further discussion.

(2)	Interest in the form of mezzanine loans and equity. In addition, we hold a mortgage loan receivable secured by the land with a balance of $10,863 and $12,872 at September 30, 2005 and December 31, 2004, respectively.
(3)	Interest in the form of equity and mezzanine loans. We consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised.
(4)	In the first quarter of 2005, we sold this property to an unaffiliated third party. See above for further discussion.

We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under our development alliances, we have provided an aggregate of approximately $2.5 million in debt guarantees; however, some of the loans were not fully drawn as of September 30, 2005. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. We would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for our obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that we must make payments under one of these guarantees, our only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by us in such an event can be made at this time. Performance under the guarantees would result in a contribution to the venture and an increase in our effective ownership percentages.

Certain of the alliances with which we conduct business have been deemed to be VIEs as defined by FIN 46 Revised; however, other than Marina Shores, none of these VIEs are required to be consolidated as we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $91.1 million and $54.1 million, respectively, at September 30, 2005, and $92.8 million and $54.5 million, respectively, at December 31, 2004. Our maximum exposure to loss is equal to our investments in these arrangements, plus the related debt guarantees, as described above.

Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures decreased from $12,014,000 at December 31, 2004 to $11,889,000 at September 30, 2005. This decrease was primarily due to cash distributions received from the joint ventures in excess of our equity interests in the joint ventures’ earnings.

Mortgage Loans Receivable

Mortgage loans receivable decreased from $12,872,000 at December 31, 2004, to $10,863,000 at September 30, 2005. We hold a first mortgage of $10,863,000, including accrued interest, at September 30, 2005, secured by a 50% interest in 152 acres of land at Gateway Business Park in Aurora, Colorado. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. During the nine months ended September 30, 2005, the balance of this mortgage loan receivable decreased due to principal payments received of $3,081,000, partially offset by monthly interest accruals of $1,072,000. The borrowing entities in this loan arrangement have been deemed to be VIEs, but the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The Company’s maximum exposure to loss is equal to the recorded amount of its loan, including accrued interest.

As discussed in Investments in Land and Development, in connection with the Company’s disposition of approximately 27 acres of land held for development, known as Eden Shores located in Hayward, California, the Company received a first mortgage loan receivable of $7 million, secured by the land, with a fixed interest rate of 8%, a 20-year amortization requiring monthly principal and interest payments of approximately $59,000, and a maturity date of March 28, 2007. On June 28, 2005, this mortgage loan receivable was sold to a bank for approximately $6.98 million which was the outstanding principal balance on that date. We did not recognize any gain or loss on this transaction.

Mortgage Loans and Unsecured Bank Line of Credit

At September 30, 2005 and December 31, 2004, our indebtedness included fixed-rate debt of $727,116,000 and $581,092,000, respectively, and floating-rate debt of $137,556,000 and $138,298,000, respectively.

During the nine months ended September 30, 2005, mortgage loans payable increased from $698,070,000 to $818,317,000. This increase resulted from new mortgage loans obtained totaling $160,000,000 and a mortgage loan assumed in connection with an acquisition of $74,114,000, offset by $6,446,000 of scheduled principal amortization, $85,091,000 paid off in connection with property sales, and $22,330,000 of loan payoffs in connection with new financings.

Outstanding borrowings under our unsecured bank line of credit increased from $21,320,000 at December 31, 2004, to $46,355,000 at September 30, 2005. The increase was due to draws totaling $174,820,000 for the January 2005 preferred stock redemption, new financings, property acquisitions and development advances, offset by pay downs totaling $149,785,000 generated from the proceeds from property sales, new financings, the sale of the Eden Shores mortgage loan receivable and cash flow from operations. The unsecured bank line of credit requires us, among other things, to be in compliance with certain financial and operating covenants. We have been in compliance during all of 2005 and remain in compliance at September 30, 2005.

At September 30, 2005 and December 31, 2004, we were not a party to any open interest rate protection agreements. Some of our properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by us.

The required principal payments on our debt for the next five years and thereafter, as of September 30, 2005, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $46,355 (in thousands) which has an initial maturity of March 26, 2007.

Year Ending December 31,
2005	$44,106
2006	172,706
2007	58,135
2008	205,216
2009	204,714
Thereafter	179,795

Total	$864,672

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

Common Stock Offerings

On December 16, 2004, we completed the sale of 4,000,000 shares of common stock in an offering underwritten by Goldman, Sachs & Co. The 4,000,000 shares were sold at a per share price of $20.80, resulting in proceeds, net of offering costs, of approximately $81.8 million. Approximately $175,000 of offering costs were paid during the nine months ended September 30, 2005. We used the net proceeds to redeem a portion of the outstanding shares of our Preferred Stock on January 28, 2005 (as discussed below). In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under our unsecured bank line of credit.

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

Stock Repurchases

In 1999, our Board of Directors authorized the repurchase of up to 6.2 million shares of our outstanding Common Stock. This represented approximately 20% of our total outstanding Common Stock. In December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. In November 2005, the repurchase authorization was increased to approximately 12.2 million shares, representing approximately 38% of Common Stock outstanding when the repurchase program began. As of September 30, 2005, 6,394,816 common shares have been repurchased at an average price per share of $16.60 and a total cost of approximately $106.8 million; this represents approximately 52% of the expanded repurchase authorization and approximately 20% of Common Stock outstanding when the repurchase program began. In addition, during 1999, we announced that our Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of September 30, 2005, 1,543,700 preferred shares have been repurchased at an average price per share of $15.69 and a total cost of approximately $24.2 million; this represents approximately 45% of the expanded repurchase authorization and approximately 13% of Preferred Stock outstanding when the repurchase program began. We made no repurchases of our Common Stock or Preferred Stock during the three months ended September 30, 2005. We intend to make future stock repurchases from time to time in the open market or otherwise and the timing will depend on market conditions and other factors. Subsequent to September 30, 2005, 1,932,500 shares of Common Stock have been repurchased at a total cost of approximately $36.4 million.

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

Our investments in development and other investment assets such as joint ventures and mortgage loans receivable are also generally carried at the lower of cost or estimated fair value. Certain development joint ventures include our share of undistributed income or loss arising from the investment, and the mortgage loans receivable include accrued interest. In addition, some interest, payroll and general and administrative costs incurred in connection with our development activities may be capitalized.

The actual value of our portfolio of properties, investments in development and other investments could be significantly different than their carrying amounts.

Our status as a real estate investment trust

We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code. A real estate investment trust generally is not subject to federal income tax on that portion of its real estate investment trust taxable income that is distributed to its stockholders, provided that at least 90% of real estate investment trust taxable income is distributed and other requirements are met. We believe that we have complied with all requirements to qualify as a REIT for the nine months ended September 30, 2005, and for the year ended December 31, 2004. Accordingly, no provision for income taxes is included in our consolidated financial statements.

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

The following table sets forth our reconciliation of net income to funds from operations (FFO) for the three and nine months ended September 30, 2005 and 2004 (in thousands, except weighted average shares and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004 (5)	September 30, 2005	September 30, 2004 (5)
Net income	$28,623	$3,857	$5,600	$26,933
Cumulative effect of change in accounting principle	—	—	—	912
Real estate depreciation and amortization, net of minority interest (1)	12,993	14,254	40,040	41,729
Preferred dividends	(1,812)	(3,318)	(5,435)	(9,954)
Dividends paid on redeemed preferred stock	—	—	(596)	(2,073)
Premium and write-off of original issuance costs on preferred stock redemption	—	9	(5,309)	(5,900)
Gain on sale from discontinued operations, net of minority interest	(25,506)	(677)	(50,093)	(12,091)
Adjustment to reflect FFO of unconsolidated joint ventures (2)	178	178	535	536
Adjustment to reflect FFO of minority interest (3)	1,203	1,364	(1,308)	3,772

FFO available to Common Stockholders	$15,679	$15,667	$(16,566)	$43,864

Diluted Per Share Data:
FFO available to Common Stockholders	$0.40	$0.45	$(0.42)	$1.27

Reconciliation of diluted weighted average shares:
Diluted weighted average shares outstanding for calculation of EPS	36,003,636	31,682,728	35,915,389	31,084,557
Stock options and restricted stock (4)	234,417	252,537	231,100	269,023
Convertible Operating Partnership Units (4)	2,993,030	3,001,957	2,996,286	3,087,602

Diluted weighted average shares outstanding for calculation of FFO per diluted share	39,231,083	34,937,222	39,142,775	34,441,182

(1)	Excludes non-real estate depreciation and amortization.
(2)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(3)	Represents the minority interest holders’ share of real estate depreciation and amortization and gain on sales from discontinued operations.
(4)	For the three months ended September 30, 2005 and 2004, and for the nine months ended September 30, 2005 and 2004, options to purchase shares of our common stock and convertible operating partnership units were anti-dilutive for the purpose of calculating diluted earnings per share and were excluded from the computation of diluted earnings per share.
(5)	As restated. See discussion under Restatement beginning on page 47.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

•	Our intention to refinance the Capitol Place III loan at a more favorable interest rate after the expiration of a lock-out period;

•	With respect to the Navistar-Chicago property, our expectation to recognize a gain on sale in the amount of approximately $10,700,000;

•	Our expectation that the remaining assets for which the intended holding period was reduced will generate gains on sale;

•	Our expectation to meet our short-term liquidity requirements generally through our working capital, our unsecured bank line of credit and cash generated by operations;

•	Our anticipation that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term;

•	Our intention to make future stock repurchases from time to time in the open market or otherwise depending on market conditions and other factors;

•	Our belief that we have complied with all requirements to qualify as a REIT and, as a result, our exclusion of income taxes from our consolidated financial statements;

•	Our anticipation that the adoption of FASB Interpretation 47 will not have a material impact on our financial position, net earnings or cash flows;

•	Our anticipation that the adoption of SFAS No. 123R will not have a material impact on our financial position, net earnings or cash flows;

•	Our anticipation that the adoption of SFAS No. 153 will not have a material impact on our financial position, net earnings or cash flows;

•	Our belief that the adoption of EITF 04-5 will not have a material impact on our financial position, results of operations or cash flows;

•	Our anticipation that certain provisions of our lease documents may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation;

•	Our expectation that changes in market interest rates will not have a material impact on the performance or fair value of our mortgage loans receivable; and

•	Our belief that claims and lawsuits which have arisen against us in our normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations.

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	our inability to obtain new financing for Capitol Place III at an interest rate more favorable than the currently existing rate;

•	additional fees and expenses related to the sale of the Navistar-Chicago property reduce our net gain on sale;

•	our inability to locate suitable buyers for the listed assets who are ready, willing and able to close transactions at the sales prices we anticipate;

•	increased costs of financing cause a reduction in demand for commercial properties and, therefore, a reduction in the market value of the listed assets;

•	the unanticipated effect of any future impairment charges associated with asset dispositions or market conditions;

•	an unexpected inability to collect or access capital;

•	the availability and creditworthiness of prospective tenants and our ability to execute lease deals with them;

•	market fluctuations in rental rates, concessions and occupancy;

•	reduced demand for office space;

•	failure of market conditions and occupancy levels to improve in certain geographic areas;

•	defaults or non-renewal of leases by customers;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	changes in market conditions render the repurchase of our stock imprudent;

•	our inadvertent or technical failure to have met all requirements to qualify as a REIT;

•	the actual impact of FASB Interpretation 47 differs from the impact we anticipate;

•	the adoption of SFAS No. 123R has an unanticipated, negative impact on our financial position;

•	an interpretation of fair value differing from ours prevails in the application of SFAS No. 153;

•	the unpredictability of changes in accounting rules;

•	an interpretation of lease provisions differing from ours prevails in a dispute regarding recovery of expenses; and

•	the unpredictability of both the frequency and final outcome of litigation.

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

It is our policy to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, we have also entered into several variable rate debt arrangements. Approximately 16% at September 30, 2005 and 19% at December 31, 2004 of our outstanding debt, including amounts borrowed under our unsecured bank line of credit, were subject to variable rates. The average interest rate on our debt increased from 5.55% at December 31, 2004 to 5.85% at September 30, 2005. We review interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. We do not have any other material market-sensitive financial instruments. It is not our policy to engage in hedging activities for speculative or trading purposes.

We may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we are entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we make payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At September 30, 2005, we were not a party to any forward interest rate or similar agreements.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date						Total	Fair Value
	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Secured Fixed	$24,864	$150,747	$11,780	$155,216	$204,714	$179,795	$727,116	$727,115
Average interest rate	5.06%	6.23%	5.44%	5.37%	5.77%	5.18%	5.60%

Secured Variable	$19,242	$21,959	$—	$50,000	$—	$—	$91,201	$91,201
Average interest rate	5.86%	5.86%	—	7.11%	—	—	6.55%

Unsecured Variable	$—	$—	$46,355	$—	$—	$—	$46,355	$46,355
Average interest rate	—	—	5.06%	—	—	—	5.06%

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $172,000, based upon the balances outstanding on variable rate instruments at September 30, 2005.

Item 4. Controls and Procedures

Restatement of Previously Issued Financial Statements

As more fully described in Note 2 to the unaudited consolidated financial statements, in connection with the preparation of our quarterly report on Form 10-Q as of and for the period ended June 30, 2005, we determined that a correction was required to account for preferred and common stock dividends in accordance with generally accepted accounting principles (GAAP). Our historical accounting was to record dividends in the period in which they were paid, rather than the period in which they were declared. The correction of this accounting error will require a restatement of our consolidated financial statements as of and for the years ended December 31, 2003 and 2004 (including interim periods for 2004 and 2003) and the consolidated financial statements as of and for the quarter ended March 31, 2005. The restatement does not have an adverse impact on any covenants associated with our unsecured bank line of credit. We will file an amended Form 10-K for 2004 and an amended Form 10-Q for the first quarter of 2005 reflecting this restatement as soon as is practicable. By restating the financial statements, we are no longer required to have a control in place to monitor the difference between accounting for dividends when paid as opposed to when declared (in accordance with GAAP). Accordingly, the material weakness related to dividends has been remediated on the restatement date.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2005, to ensure that information required to be disclosed in reports that are filed and submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to September 30, 2005, there were no significant changes in our disclosure controls or in other factors that could significantly affect these controls, other than the remediation of the material weakness related to dividends discussed above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of internal control over financial reporting during nine months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2005.

Item 6. Exhibits

The Exhibit Index attached hereto is hereby incorporated by reference to this item.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

	By:	Glenborough Realty Trust Incorporated,

Date: November 14, 2005		/s/ Andrew Batinovich
Andrew Batinovich
Director, President and
Chief Executive Officer

Date: November 14, 2005		/s/ Stephen Saul
Stephen Saul
Executive Vice President and
Chief Financial Officer

Date: November 14, 2005		/s/ Terri Garnick
Terri Garnick
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.02	Section 302 Certification of Stephen R. Saul, Chief Financial Officer.

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

32.02	Section 906 Certification of Stephen R. Saul, Chief Financial Officer.