Form 10-K/A
period 2004-12-31
GLENBOROUGH REALTY TRUST INC
filed 2005-12-19
CIK 929454

UNITED STATES

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) is being filed to restate the consolidated financial statements of Glenborough Realty Trust Incorporated (the “Company”) as of December 31, 2004 and 2003 and for all periods presented through December 31, 2004. This Amended 10-K amends the Company’s original Form 10-K as filed on March 16, 2005 (the “Original Filing”). This Amended 10-K also does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing) affected by subsequent events. Accordingly, this Amended 10-K should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing, including the Company’s filing on Form 10-Q for the fiscal quarters ended March 31, June 30, and September 30, 2005.

As described in the Company’s press release and Form 8-K/A dated August 19, 2005 and Form 8-K dated November 4, 2005, the Company has determined that corrections of errors (as described below) are required to its consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 (including each interim period for 2004 and 2003). These errors did not have any impact on net cash flows from operating, investing and financing activities in the consolidated statement of cash flows for all periods presented. Periods prior to 2002 were also restated and have been reflected in the Selected Financial Data table in Item 6. The restatement adjustments have no impact on compliance with any covenants associated with the Company’s unsecured bank line of credit. The consolidated financial statements and accompanying footnotes presented herein reflect the restatement adjustments described below.

These restatement adjustments increased (decreased) net income available to common stockholders as follows:

Year ended December 31,	Increase (Decrease) in Net Income Available to Common Stockholders
2004	$2,152,000
2003	1,484,000
2002	(1,216,000)
2001	(532,000)
2000	320,000

The impact of the restatement adjustments on net income available to common stockholders for each of the 2004 and 2003 interim periods is described below. A detailed chart comparing the previously reported balances as compared to the restated balances is provided in Item 7 of this Form 10-K/A. The restatement adjustments primarily relate to:

•	Recording of common and preferred stock dividends: We are correcting our accounting for common and preferred stock dividends in the period declared rather than the historical practice of when they were paid. This correction results in a change of the timing of when dividends are recorded. The correction resulted in: (i) a reduction in the December 31, 2001 balance of distributions in excess of accumulated earnings of $16,548,000, (ii) an increase in other liabilities of $16,475,000 and (iii) an increase in minority interest of $73,000. The impact of this adjustment had no impact on net income but the correction of the preferred stock dividend does impact net income available to common stockholders. The impact of the preferred stock dividend adjustment is: (i) a decrease in the preferred stock dividend charge of $69,000 and an increase in the minority interest charge of $7,000 resulting in an increase in net income available to common stockholders of $62,000 in 2003 and (ii) a decrease in the preferred stock dividend charge of $1,505,000 and an increase in the minority interest charge of $132,000 resulting in an increase in net income available to common stockholders of $1,373,000 in 2004. There was no impact on net income available to common stockholders in 2002. The impact of this adjustment is a decrease in the preferred stock dividend charge of $3,000, $0, $66,000, and $0 for the three month periods ended March 31, June 30, September 30, and December 31, 2003, respectively. The impact of this adjustment is a decrease in the preferred stock dividend charge of $0, $1,505,000, $0, and $0 for the three month periods ended March 31, June 30, September 30, and December 31, 2004, respectively. These quarterly adjustments also resulted in a partially offsetting increase to the minority interest charge in each period adjusted.

•	Recording of amortization of fees paid for the unsecured bank line of credit: We are correcting our amortization for fees paid on our unsecured bank line of credit to properly record amortization given the amendments and the modifications to the line of credit and amendments to the maturity date of the line of credit. The correction results in a write-off of approximately $1.7 million of fees, net of accumulated amortization, in December 1998 in connection with a reduction of the line of credit capacity and a change in the amortization periods during the life of the line of credit as various amendments were made. The correction resulted in a reduction of the December 31, 2001 balance of: (i) distributions in excess of accumulated earnings of $2,482,000, (ii) leasing and financing costs of $2,750,000 and (iii) minority interest of $268,000. The impact of this adjustment on 2002, 2003 and 2004 are as follows: (i) an increase in interest expense of $105,000 and a decrease in the minority interest charge of $11,000 resulting in an increase net income available to common stockholders of $94,000 in 2002, (ii) a decrease in interest expense of $366,000 and an increase in the minority interest charge of $36,000 resulting in an increase in net income available to common stockholders of $330,000 in 2003 and (iii) and a decrease in interest expense of $538,000 and an increase in the minority interest charge of $47,000 resulting in an increase in net income available to common stockholders of $491,000 in 2004. The impact of this adjustment is a decrease in interest expense of $91,000, $91,000, $92,000, and $92,000 for the three month periods ended March 31, June 30, September 30, and December 31, 2003, respectively. The impact of this adjustment is a decrease in interest expense of $92,000, $148,000, $149,000, and $149,000 for the three month periods ended March 31, June 30, September 30, and December 31, 2004, respectively. These quarterly adjustments also resulted in a partially offsetting increase to the minority interest charge in each period adjusted.

•	Recording of interest rate cap: We entered into an interest rate cap to protect against movements in interest rates at the end of 2001. This interest rate cap expired in 2004. We did document our intent that this interest rate cap would qualify for hedge accounting under FAS 133, Accounting for Derivatives Instruments and Hedging Activities, but failed to maintain the contemporaneous hedge accounting documentation to qualify for cash flow hedge accounting of the interest rate cap. In addition, we failed to record the derivative instrument at fair value on the balance sheet. As a result, we were not entitled to apply hedge accounting to this instrument. The failure to qualify for hedge accounting requires that all changes in the fair value of the interest rate cap be recorded in the consolidated statements of operations. In addition, this correction records the changes in the fair value of the cap in the proper periods. The impact of this correction in 2002, 2003 and 2004 are as follows: (i) an increase in interest expense of $460,000 and a decrease in the minority interest charge of $46,000 resulting in a decrease in net income available to common stockholders of $414,000 in 2002, (ii) a decrease in interest expense of $144,000 and an increase in the minority interest charge of $14,000 resulting in an increase in net income available to common stockholders of $130,000 in 2003 and (iii) a decrease in interest expense of $316,000 and a increase in the minority interest charge of $28,000 resulting in a increase in net income available to common stockholders of $288,000 in 2004. The impact of this adjustment is a decrease in interest expense of $9,000, $45,000, $45,000 and $45,000 for the three month periods ended March 31 and June 30, September 30, and December 31, 2003, respectively. The impact of this adjustment is a decrease in interest expense of $80,000, $236,000, $0 and $0 for the three month periods ended March 31, June 30, September 30, and December 31, 2004, respectively. These quarterly adjustments also resulted in a partially offsetting increase to the minority interest charge in each period adjusted.

In connection with the restatement of the Company’s consolidated financial statements, additional adjustments were made to reverse previous out-of-period corrections and recorded in the proper period which primarily included:

•	Recording of intangible assets and related amortization in connection with real estate acquisitions: We adopted FAS 141, Business Combinations, on July 1, 2001. However, we did not assign value to acquired at-market in-place leases for buildings purchased subsequent to July 1, 2001 until September 30, 2003. During the quarter ended September 30, 2003, we recorded entries to separately identify those intangible assets and to correct the amortization as if the acquired at-market in-place lease intangibles had been properly recorded at the acquisition dates and amortized over their useful lives (as opposed to being treated as part of the real estate acquired and depreciated over the useful life of the building). The restatement related to acquired at-market in-place lease intangible assets and related amortization reverses the adjustments recorded during the quarter ended September 30, 2003 and records them in the proper periods in 2001, 2002, and 2003. The impact of this correction in 2001, 2002 and 2003 are as follows: (i) an increase in depreciation and amortization expense of $51,000 and a decrease in the minority interest charge of $5,000 resulting in a decrease in net income available to common stockholders of $46,000 for 2001, (ii) an increase in depreciation and amortization expense of $1,015,000 and a decrease in the minority interest charge of $102,000 resulting in a decrease in net income available to common stockholders of $913,000 for 2002 and (iii) a decrease in depreciation and amortization expense of $1,066,000 and an increase in the minority interest charge of $104,000 resulting in an increase in net income available to common stockholders of $962,000 for 2003. The impact of this adjustment is an increase in depreciation and amortization expense of $621,000 and $724,000 for the three month periods ended March 31 and June 30, 2003, respectively. The impact of this adjustment is a decrease in depreciation and amortization expense of $2,411,000 for the three month period ended September 30, 2003. These quarterly adjustments also resulted in a partially offsetting adjustment to the minority interest charge in each period adjusted.

•	Incorrect capitalization of interest on development project: We understated capitalized interest during the quarters ended March 31 and June 30, 2003. We originally corrected this error by capitalizing the cumulative understatement during the quarter ended September 30, 2003. We are correcting our accounting for capitalized interest in the period the error occurred. The impact of this correction was an increase (decrease) in interest expense of $115,000, $142,000 and ($257,000) for the three month periods ended March 31, June 30, and September 30, 2003, respectively. These quarterly adjustments also resulted in a partially offsetting adjustment to the minority interest charge in each period adjusted.

PART I

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

The following table summarizes our acquisition activity during 2004:

Property	Market	Date of Purchase	Square Footage	Purchase Price ($000’s)
1100 17th Street	Washington D.C.	04/01/04	143,351	$37,500
Three Gateway Center (1)	Denver	08/17/04	79,966	8,500
University Business Center IV (2)	Tampa/Florida	12/28/04	48,403	6,378

Total			271,720	$52,378

(1)	Three Gateway Center is the fourth office building acquired by us at Gateway Business Park in Aurora, Colorado, which increased our presence in the business park to 302,520 total square feet.
(2)	University Business Center IV is the third building acquired by us in the University Business Center in Tampa, Florida, which increased our presence in this center to 145,333 total square feet.

The following table summarizes our disposition activity during 2004:

Property	Type	Location	Date of Sale	Square Footage	Sales Price ($000’s)
Valley Forge VI	Office	Pennsylvania	01/13/04	30,000	$1,100
Cameron Run	Office	Washington D.C.	06/16/04	143,707	29,925
90 Libbey Parkway	Industrial	Boston	07/29/04	79,825	3,900
Germantown	Office	Washington D.C.	08/12/04	79,480	9,600
Canton Business Center	Office	Boston	10/04/04	79,565	7,500

Total				412,577	$52,025

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

Other than the United States government, which represented approximately 4.6%, no other tenant represented more than 1.5% of our total revenues (including discontinued operations) for the year ended December 31, 2004. The following table represents our ten largest tenants as of December 31, 2004, ranked by annualized rent:

Tenant Name	Number of Leases	Weighted Avg Lease Expiration	Square Footage	Total Effective Annual Base Rent ($000’s)	Rent as a % of total revenues (1)
General Services Administration	17	10/25/07	327,785	$9,095	4.57%
Concord Communications, Inc.	2	08/31/07	142,402	2,900	1.46%
Phillips-Van Heusen Corp.	1	07/31/07	153,286	2,836	1.42%
United States Postal Service	3	04/08/12	115,166	1,569	0.79%
Ortho-McNeil Pharmaceutical	1	03/31/08	50,960	1,467	0.74%
Saint Joseph Hospital	1	06/15/06	31,632	1,338	0.67%
Thomas & Betts Corporation	1	01/01/07	71,028	1,332	0.67%
Verizon Communications Inc.	1	05/31/07	72,880	1,275	0.64%
AIG Claim Services, Inc.	1	03/31/09	40,550	1,196	0.60%
Employers Insurance of Wausau	1	08/31/07	79,393	1,189	0.60%

	29	03/05/08	1,085,082	24,197	12.15%

(1)	Rent as a % of total revenues represents total effective annual base rent as computed above, divided by total revenues, including interest and other income, equity in earnings of unconsolidated operating joint ventures and revenue in discontinued operations, for the year ended December 31, 2004.

Lease Expirations

The following table represents the total contractual lease expirations, by market, for our properties (excluding joint ventures) as of December 31, 2004:

Annual Base Rent Expiring (1)	2005 (2)	2006	2007	2008	2009	2010 and thereafter	Total
Washington D.C.	$5,367,218	$1,376,817	$2,911,326	$2,484,921	$6,557,218	$12,778,236	$31,475,736
Southern California	2,567,521	4,840,386	6,214,546	5,238,544	5,005,169	5,262,969	29,129,135
Boston	3,794,546	864,647	5,536,003	5,579,732	3,549,957	6,341,733	25,666,618
Northern New Jersey	1,686,863	2,210,911	4,212,642	3,575,042	1,218,740	5,129,316	18,033,515
Chicago	3,113,760	945,406	1,476,480	879,247	573,810	2,562,142	9,550,844
Tampa/Orlando	361,824	862,533	3,069,787	957,186	311,338	1,746,582	7,309,250
St. Louis	1,125,356	1,877,605	698,703	1,132,721	542,621	1,633,590	7,010,596
Denver	330,439	407,552	1,363,573	1,209,232	1,921,059	1,096,165	6,328,020
San Francisco	291,419	471,154	1,363,365	335,060	301,445	3,350,008	6,112,451
Minneapolis	398,846	252,934	988,112	1,116,926	574,990	329,844	3,661,652
Other	3,339,107	1,618,738	2,711,455	1,125,549	2,426,625	5,506,779	16,728,253

Total	$22,376,899	$15,728,683	$30,545,992	$23,634,160	$22,982,972	$45,737,364	$161,006,066

Percentage of total annual rent (3)	13.9%	9.8%	18.9%	14.7%	14.3%	28.4%	100.0%

Annual Square Footage Expiring (4)	2005 (2)	2006	2007	2008	2009	2010 and thereafter	Total
Washington D.C.	206,597	50,863	122,832	88,026	203,949	342,003	1,014,270
Southern California	85,044	151,847	208,598	203,204	156,718	155,253	960,664
Boston	216,176	23,163	256,794	189,708	134,423	236,719	1,056,983
Northern New Jersey	60,937	184,760	234,862	146,569	51,078	209,577	887,783
Chicago	170,584	52,703	101,438	50,151	41,929	153,053	569,858
Tampa/Orlando	16,906	68,263	180,082	49,985	24,264	89,251	428,751
St. Louis	71,189	104,122	40,324	67,244	32,654	99,064	414,597
Denver	15,932	18,286	108,186	67,629	96,665	59,373	366,071
San Francisco	8,759	12,045	48,145	34,109	8,677	110,351	222,086
Minneapolis	31,495	25,158	97,087	116,991	59,029	32,495	362,255
Other	215,328	92,382	140,070	66,114	128,136	325,751	967,781

Total	1,098,947	783,592	1,538,418	1,079,730	937,522	1,812,890	7,251,099

Percentage of total square footage	15.2%	10.8%	21.2%	14.9%	12.9%	25.0%	100.0%

Number of leases (5)	172	151	132	134	108	149	846
Percentage of total number of leases	20.3%	17.8%	15.6%	15.8%	12.8%	17.6%	100.0%

(1)	This figure is based on square footage leased as of December 31, 2004, and incorporates contractual rent increases arising after 2004.
(2)	Includes leases that have initial terms of less than one year.
(3)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).
(4)	This figure is based on square footage leased (which excludes vacant and amenity space), which accounts for the difference between this figure and “Square Footage” on prior pages (which includes vacant and amenity space).
(5)	Excluding leases at joint venture properties.

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

	Common Stock		Preferred Stock
Quarterly Period	High	Low	High	Low
2003
First Quarter	$18.23	$15.10	$22.25	$21.10
Second Quarter	19.89	15.63	24.75	21.55
Third Quarter	20.80	18.10	24.40	22.90
Fourth Quarter	20.23	18.90	24.90	23.86
2004
First Quarter	$22.54	$18.70	$25.85	$24.76
Second Quarter	22.34	17.80	25.56	23.85
Third Quarter	21.01	17.88	25.44	24.03
Fourth Quarter	22.57	20.39	25.76	25.00
2005
First Quarter (1)	$20.66	$19.05	$25.95	$25.28

(1)	High and low stock closing prices through March 2, 2005.

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

Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income. Our future distributions will be at the discretion of our Board of Directors and will depend upon our actual Funds from Operations (as defined beginning on page 15), our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. We intend to continue our policy of paying quarterly distributions, but we cannot assure you that distributions will continue or be paid at any specific level.

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

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, included in Item 15. “Exhibits, Financial Statements, Schedules and Reports on Form 8-K.” The selected financial data has been restated for the noted periods to reflect the effects of the corrections described under Restatement in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2004	2003	2002	2001	2000
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Operating Data:
Rental revenue	$179,260	$162,854	$139,564	$131,352	$199,265
Fees and reimbursements, including from related parties	4,047	3,616	3,672	6,628	3,713
Total operating revenue	183,307	166,470	143,236	137,980	202,978
Property operating expenses	63,679	55,714	44,313	40,779	70,930
General and administrative	11,582	12,370	11,685	10,961	13,408
Depreciation and amortization	58,952	49,079	38,888	33,463	49,077
Provision for impairment of real estate assets	3,752	2,852	—	—	4,800
Total operating expenses	137,965	120,015	94,886	85,203	138,215
Interest and other income	2,598	3,566	5,528	5,250	8,179
Interest expense	32,888	29,478	25,304	24,252	53,737
Loss on early extinguishment of debt	2,035	294	9,998	1,539	7,910
Provision for impairment of non-real estate assets	—	5,746	—	—	4,404
Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	13,822	15,107	18,905	32,482	7,959
Discontinued operations	15,984	17,224	2,363	13,545	31,345
Net income	28,222	31,069	21,274	43,343	35,959
Net income available to common stockholders	6,977	11,901	1,710	23,779	28,178
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.22)	$(0.13)	$(0.02)	$0.43	$0.00
Income (loss) available to Common Stockholders	0.22	0.43	0.06	0.88	0.96
Diluted income (loss) per share (1):
Income (loss) from continuing operations	$(0.22)	$(0.13)	$(0.02)	$0.42	$(0.35)
Income (loss) available to Common Stockholders	0.22	0.43	0.06	0.87	0.59
Distributions (2)	1.40	1.56	1.72	1.69	1.68

	2004	2003	2002	2001	2000
Balance Sheet Data:
Rental properties, gross (5)	$1,430,732	$1,402,183	$1,433,536	$1,338,022	$1,207,431
Accumulated depreciation (as restated) (5)	(228,145)	(188,721)	(186,082)	(146,249)	(115,061)

Rental properties, net (as restated) (5)	1,202,587	1,213,462	1,247,454	1,191,773	1,092,370
Investments in development	147,435	67,493	78,529	98,105	86,286
Investments in operating joint ventures	12,014	12,211	7,822	7,076	8,106
Mortgage loans receivable	12,872	40,323	41,813	39,061	37,250
Total assets (as restated)	1,431,145	1,402,429	1,430,165	1,384,208	1,366,493
Total debt (5)	719,390	739,266	734,917	653,014	606,677
Stockholders’ equity (as restated)	625,437	574,670	610,637	644,729	667,084

Other Data:
Cash flow provided by (used for):
Operating activities	67,359	73,550	89,126	79,719	86,054
Investing activities	(32,605)	(24,231)	(95,598)	(74,372)	356,325
Financing activities	(48,778)	(35,600)	7,335	(103,132)	(346,666)
FFO available to Common Stockholders (as restated) (3)	56,139	55,543	48,050	72,403	71,748
Debt to total market capitalization (4)	41.8%	46.1%	47.8%	43.9%	43.9%

(1)	Diluted amounts include the effects of all classes of securities outstanding at year-end, including units of Operating Partnership interests and options to purchase our stock, excluding those that are anti-dilutive.
(2)	Historical distributions per common share for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 consist of distributions declared for the periods then ended.
(3)	Funds from Operations, or FFO, as defined and calculated on the following pages.
(4)	Debt to total market capitalization is calculated as total debt at period end divided by total debt plus the market value of our outstanding common stock and convertible Operating Partnership units (based upon the closing prices of the common stock in the table below) plus the liquidation value of our outstanding preferred stock based on the liquidation preference per share of $25.00 for all periods presented.

December 31,	Price Per Share of Common Stock
2004	$21.28
2003	19.95
2002	17.82
2001	19.40
2000	17.38

(5)	Including amounts for properties classified as held for sale.

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

The following table sets forth our reconciliation of net income to funds from operations (FFO) for each of the five years ended December 31, 2004 (in thousands, except weighted average shares and per share amounts). FFO has been restated for the noted periods to reflect the effects of the corrections described under Restatement in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Net Income	$28,222	$31,069	$21,274	$43,343	$35,959
Cumulative effect of change in accounting principle	912	—	—	—	—
Real estate depreciation and amortization, net of minority interest (1)	55,926	50,667	47,169	41,914	52,323
Preferred dividends	(13,272)	(19,422)	(19,564)	(19,564)	(20,116)
Dividends paid on redeemed preferred stock	(2,073)	—	—	—	—
(Premium)/discount and writeoff of original issuance costs on preferred stock redemption	(5,900)	254	—	—	—
Net gain on sale from discontinued operations, net of minority interest	(13,164)	(12,816)	(6,156)	(649)	(18,310)
Adjustment for SFAS No. 13 rents (2)	—	—	—	(2,363)	—
Loss on early extinguishment of debt (2)	—	—	—	1,732	7,910
Provision for impairment of real estate asset (2)	—	—	—	—	4,800
Gain on sale of land	—	—	—	—	712
Adjustment to reflect FFO of unconsolidated operating JV’s (3)	714	430	444	602	952
Adjustment to reflect FFO of Associated Companies (4)	—	—	—	—	139
Adjustment to reflect FFO of minority interest (5)	4,774	5,361	4,883	7,389	7,379

FFO available to Common Stockholders	$56,139	$55,543	$48,050	$72,403	$71,748

Diluted Per Share Data:
FFO available to Common Stockholders	$1.63	$1.80	$1.55	$2.37	$2.17

Reconciliation of diluted weighted average shares:
Diluted weighted average shares outstanding for calculation of EPS	31,167,080	27,608,267	30,915,236	30,517,525	33,023,802
Stock options and restricted stock (6)	278,803	190,460	—	—	—
Convertible Operating Partnership Units (6)	3,001,957	3,008,815	—	—	—

Diluted weighted average shares outstanding for calculation of FFO per diluted share	34,447,840	30,807,542	30,915,236	30,517,525	33,023,802

(1)	Excludes non-real estate depreciation and amortization.
(2)	Prior to 2002, these items were excluded from the calculation of FFO.
(3)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(4)	Represents the adjustments to FFO required to reflect the FFO of the Associated Companies allocable to us. Associated Companies refers to Glenborough Corporation (which merged into Glenborough Realty Trust Incorporated in 2000), Glenborough Inland Realty Corporation (which merged into Glenborough Corporation in 1997) and Glenborough Hotel Group (which merged into Glenborough Corporation in 1999).
(5)	Represents the minority interest holders’ share of real estate depreciation and amortization and gain/loss on sales from discontinued operations.
(6)	For the years ended December 31, 2004 and 2003, options to purchase shares of our common stock and convertible operating partnership units were anti-dilutive for the purpose of calculating diluted earnings per share and were excluded from the computation of diluted earnings per share. For the purpose of calculating FFO per share, options to purchase shares of our common stock and convertible operating partnership units are dilutive and are included in the computation of diluted FFO per share for all periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the Consolidated Financial Statements, including the notes thereto, included in Item 15.

Explanatory Note

This Amended 10-K amends Items 6, 7, 8 and 9A of Part II of our Original Filing to reflect the changes described below under “Restatement”. This Amended 10-K also does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing) affected by subsequent events. Accordingly, this Amended 10-K should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing, including the Company’s filing on Form 10-Q for the fiscal quarters ended March 31, June 30, and September 30, 2005.

Restatement

As described in our press release and Form 8-K/A dated August 19, 2005 and Form 8-K dated November 4, 2005, we have determined that corrections of errors (as described below) are required to our consolidated financial statements as of December 31, 2004 and 2003 and each of the years in the three-year period ended December 31, 2004 (including each interim period for 2004 and 2003). These errors did not have any impact on net cash flows from operating, investing and financing activities in the consolidated statement of cash flows for all periods presented. Periods prior to 2002 were also restated and have been reflected in the Selected Financial Data table in Item 6. The restatement adjustments have no impact on compliance with any covenants associated with our unsecured bank line of credit. The consolidated financial statements and accompanying footnotes presented herein reflect the restatement adjustments described below.

These restatement adjustments increased (decreased) net income available to common stockholders as follows:

Year ended December 31,	Increase (Decrease) in Net Income Available to Common Stockholders
2004	$2,152,000
2003	1,484,000
2002	(1,216,000)
2001	(532,000)
2000	320,000

The impact of the restatement adjustments on net income available to common stockholders for each of the 2004 and 2003 interim periods is presented below.

The restatement adjustments primarily relate to:

•	Recording of common and preferred stock dividends: We are correcting our accounting for common and preferred stock dividends in the period declared rather than the historical practice of when they were paid. This correction results in a change of the timing of when dividends are recorded. The correction resulted in: (i) a reduction in the December 31, 2001 balance of distributions in excess of accumulated earnings of $16,548,000, (ii) an increase in other liabilities of $16,475,000 and (iii) an increase in minority interest of $73,000. The impact of this adjustment had no impact on net income but the correction of the preferred stock dividend does impact net income available to common stockholders. The impact of the preferred stock dividend adjustment is: (i) a decrease in the preferred stock dividend charge of $69,000 and an increase in the minority interest charge of $7,000 resulting in an increase in net income available to common stockholders of $62,000 in 2003 and (ii) a decrease in the preferred stock dividend charge of $1,505,000 and an increase in the minority interest charge of $132,000 resulting in an increase in net income available to common stockholders of $1,373,000 in 2004. There was no impact on net income available to common stockholders in 2002. The impact of this adjustment is a decrease in the preferred stock dividend charge of $3,000, $0, $66,000, and $0 for the three month periods ended March 31, June 30, September 30, and December 31, 2003, respectively. The impact of this adjustment is a decrease in the preferred stock dividend charge of $0, $1,505,000, $0, and $0 for the three month periods ended March 31, June 30, September 30, and December 31, 2004, respectively. These quarterly adjustments also resulted in a partially offsetting increase to the minority interest charge in each period adjusted.

•	Recording of amortization of fees paid for the unsecured bank line of credit: We are correcting our amortization for fees paid on our unsecured bank line of credit to properly record amortization given the amendments and the modifications to the line of credit and amendments to the maturity date of the line of credit. The correction results in a write-off of approximately $1.7 million of fees, net of accumulated amortization, in December 1998 in connection with a reduction of the line of credit capacity and a change in the amortization periods during the life of the line of credit as various amendments were made. The correction resulted in a reduction of the December 31, 2001 balance of: (i) distributions in excess of accumulated earnings of $2,482,000, (ii) leasing and financing costs of $2,750,000 and (iii) minority interest of $268,000. The impact of this adjustment on 2002, 2003 and 2004 are as follows: (i) an increase in interest expense of $105,000 and a decrease in the minority interest charge of $11,000 resulting in a decrease net income available to common stockholders of $94,000 in 2002, (ii) a decrease in interest expense of $366,000 and an increase in the minority interest charge of $36,000 resulting in an increase in net income available to common stockholders of $330,000 in 2003 and (iii) and a decrease in interest expense of $538,000 and an increase in the minority interest charge of $47,000 resulting in an increase in net income available to common stockholders of $491,000 in 2004. The impact of this adjustment is a decrease in interest expense of $91,000, $91,000, $92,000, and $92,000 for the three month periods ended March 31, June 30, September 30, and December 31, 2003, respectively. The impact of this adjustment is a decrease in interest expense of $92,000, $148,000, $149,000, and $149,000 for the three month periods ended March 31, June 30, September 30, and December 31, 2004, respectively. These quarterly adjustments also resulted in a partially offsetting increase to the minority interest charge in each period adjusted.

•	Recording of interest rate cap: We entered into an interest rate cap to protect against movements in interest rates at the end of 2001. This interest rate cap expired in 2004. We did document our intent that this interest rate cap would qualify for hedge accounting under FAS 133, Accounting for Derivatives Instruments and Hedging Activities, but failed to maintain the contemporaneous hedge accounting documentation to qualify for cash flow hedge accounting of the interest rate cap. In addition, we failed to record the derivative instrument at fair value on the balance sheet. As a result, we were not entitled to apply hedge accounting to this instrument. The failure to qualify for hedge accounting requires that all changes in the fair value of the interest rate cap be recorded in the consolidated statements of operations. In addition, this correction records the changes in the fair value of the cap in the proper periods. The impact of this correction in 2002, 2003 and 2004 are as follows: (i) an increase in interest expense of $460,000 and a decrease in the minority interest charge of $46,000 resulting in a decrease in net income available to common stockholders of $414,000 in 2002, (ii) a decrease in interest expense of $144,000 and an increase in the minority interest charge of $14,000 resulting in an increase in net income available to common stockholders of $130,000 in 2003 and (iii) a decrease in interest expense of $316,000 and a increase in the minority interest charge of $28,000 resulting in a increase in net income available to common stockholders of $288,000 in 2004. The impact of this adjustment is a decrease in interest expense of $9,000, $45,000, $45,000 and $45,000 for the three month periods ended March 31 and June 30, September 30, and December 31, 2003, respectively. The impact of this adjustment is a decrease in interest expense of $80,000, $236,000, $0 and $0 for the three month periods ended March 31, June 30, September 30, and December 31, 2004, respectively. These quarterly adjustments also resulted in a partially offsetting increase to the minority interest charge in each period adjusted.

In connection with the restatement of our consolidated financial statements, additional adjustments were made to reverse previous out-of-period corrections and recorded in the proper period which primarily included:

•	Recording of intangible assets and related amortization in connection with real estate acquisitions: We adopted FAS 141, Business Combinations, on July 1, 2001. However, we did not assign value to acquired at-market in-place leases for buildings purchased subsequent to July 1, 2001 until September 30, 2003. During the quarter ended September 30, 2003, we recorded entries to separately identify those intangible assets and to correct the amortization as if the acquired at-market in-place lease intangibles had been properly recorded at the acquisition dates and amortized over their useful lives (as opposed to being treated as part of the real estate acquired and depreciated over the useful life of the building). The restatement related to acquired at-market in-place lease intangible assets and related amortization reverses the adjustments recorded during the quarter ended September 30, 2003 and records them in the proper periods in 2001, 2002, and 2003. The impact of this correction in 2001, 2002 and 2003 are as follows: (i) an increase in depreciation and amortization expense of $51,000 and a decrease in the minority interest charge of $5,000 resulting in a decrease in net income available to common stockholders of $46,000 for 2001, (ii) an increase in depreciation and amortization expense of $1,015,000 and a decrease in the minority interest charge of $102,000 resulting in a decrease in net income available to common stockholders of $913,000 for 2002 and (iii) a decrease in depreciation and amortization expense of $1,066,000 and an increase in the minority interest charge of $104,000 resulting in an increase in net income available to common stockholders of $962,000 for 2003. The impact of this adjustment is an increase in depreciation and amortization expense of $621,000 and $724,000 for the three month periods ended March 31 and June 30, 2003, respectively. The impact of this adjustment is a decrease in depreciation and amortization expense of $2,411,000 for the three month period ended September 30, 2003. These quarterly adjustments also resulted in a partially offsetting adjustment to the minority interest charge in each period adjusted.

•	Incorrect capitalization of interest on development project: We understated capitalized interest during the quarters ended March 31 and June 30, 2003. We originally corrected this error by capitalizing the cumulative understatement during the quarter ended September 30, 2003. We are correcting our accounting for capitalized interest in the period the error occurred. The impact of this correction was an increase (decrease) in interest expense of $115,000, $142,000 and ($257,000) for the three month periods ended March 31, June 30, and September 30, 2003, respectively. These quarterly adjustments also resulted in a partially offsetting adjustment to the minority interest charge in each period adjusted.

Periods prior to 2002 are also being restated and have been reflected in the Selected Financial Data table in Item 6 of this Form 10-K/A for the year ended December 31, 2004. The total impact of the restatement adjustments on periods prior to 2002 was a decrease in the December 31, 2001 balance of distributions in excess of accumulated earnings of $19,281,000.

The impact of the restatements on our consolidated financial statements for the affected periods is summarized below (dollars in thousands). All interim data in the tables below is unaudited.

	As of December 31, 2004		As of December 31, 2003
	Previously Reported	As Restated	Previously Reported	As Restated
Leasing and financing costs	$24,403	$22,447	$25,606	$22,796
Total assets	$1,433,101	$1,431,145	$1,405,239	$1,402,429
Other liabilities	$31,282	$47,213	$37,221	$51,790
Total liabilities	$750,650	$766,581	$776,425	$790,994
Minority interest	$39,124	$39,127	$36,969	$36,765
Distributions in excess of accumulated earnings	$(223,282)	$(241,172)	$(184,843)	$(202,018)
Total stockholders’ equity	$643,327	$625,437	$591,845	$574,670
Total liabilities and stockholders’ equity	$1,433,101	$1,431,145	$1,405,239	$1,402,429

	As of December 31, 2002		As of December 31, 2001		As of December 31, 2000
	Previously Reported	As Restated (unaudited)	Previously Reported	As Restated (unaudited)	Previously Reported	As Restated (unaudited)
Balance Sheet Data:
Accumulated depreciation	$(185,016)	$(186,082)	$(146,198)	$(146,249)	(1)	(1)
Rental properties, net	1,248,520	1,247,454	1,191,824	1,191,773	(1)	(1)
Total assets	1,434,551	1,430,165	1,387,314	1,384,208	1,368,934	1,366,493
Stockholders’ equity	631,558	610,637	664,009	644,729	685,580	667,084

Consolidated Statements of Operations:

	Year ended December 31, 2004				Year ended December 31, 2003				Year ended December 31, 2002
	Previously Reported (2)		As Restated		Previously Reported (2)		As Restated		Previously Reported (2)	As Restated
Rental revenue		(1)		(1)		(1)		(1)	$139,636	$139,564
Total operating revenue		(1)		(1)		(1)		(1)	$143,308	$143,236
Depreciation and amortization		(1)		(1)	$50,145		$49,079		$37,873	$38,888
Total operating expenses		(1)		(1)	$121,081		$120,015		$93,871	$94,886
Interest and other income		(1)		(1)		(1)		(1)	$5,389	$5,528
Interest expense	$33,742		$32,888		$29,988		$29,478		$24,739	$25,304
Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	$12,968		$13,822		$13,531		$15,107		$20,418	$18,905
Minority interest	$465		$672		$1,101		$1,262		$291	$155
Income before discontinued operations and cumulative effect of change in accounting principle	$12,503		$13,150		$12,430		$13,845		$20,127	$18,750
Discontinued operations		(1)		(1)		(1)		(1)	$2,363	$2,524
Income before cumulative effect of change in accounting principle	$28,487		$29,134		$29,654		$31,069		$22,490	$21,274
Net income	$27,575		$28,222		$29,654		$31,069		$22,490	$21,274
Preferred dividends	$14,777		$13,272		$19,491		$19,422		(1)	(1)
Net income available to Common Stockholders	$4,825		$6,977		$10,417		$11,901		$2,926	$1,710
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.29)		$(0.22)		$(0.18)		$(0.13)		$0.03	$(0.02)
Net income available to Common Stockholders	$0.15		$0.22		$0.38		$0.43		$0.11	$0.06
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.29)		$(0.22)		$(0.18)		$(0.13)		$0.03	$(0.02)
Income from discontinued operations		(1)		(1)		(1)		(1)	$0.07	$0.08
Net income available to Common Stockholders	$0.15		$0.22		$0.38		$0.43		$0.10	$0.06

Interim Consolidated Statements of Operations (Unaudited):

	Three months ended March 31, 2004 (unaudited)		Three months ended June 30, 2004 (unaudited)		Three months ended September 30, 2004 (unaudited)
	Previously Reported (2)	As Restated	Previously Reported (2)	As Restated	Previously Reported (2)		As Restated
Interest expense	$8,153	$7,982	$8,228	$7,843	$8,632		$8,483
Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$5,181	$5,352	$5,304	$5,689	$2,588		$2,737
Minority interest	$(12)	$3	$667	$833	$29		$42
Income before discontinued operations and cumulative effect of change in accounting principle	$5,193	$5,349	$4,637	$4,856	$2,559		$2,695
Income before cumulative effect of change in accounting principle	$5,612	$5,768	$18,006	$18,225	$3,719		$3,855
Net income	$4,700	$4,856	$18,006	$18,225	$3,719		$3,855
Preferred dividends	$4,823	$3,318	(1)	(1)		(1)		(1)
Dividends paid on redeemed preferred stock	$—	$1,505	$2,073	$568		(1)		(1)
Net income (loss) available to Common Stockholders	$(123)	$33	$6,706	$8,430	$410		$546
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$0.01	$0.02	$(0.17)	$(0.12)	(1)		(1)
Income (loss) from discontinued operations	$0.02	$0.01	$0.38	$0.39	$0.03		$0.04
Net income (loss) available to Common Stockholders	$0.00	$0.00	$0.21	$0.27	$0.01		$0.02
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$0.01	$0.02	$(0.17)	$(0.12)	(1)		(1)
Income (loss) from discontinued operations	$0.02	$0.01	$0.38	$0.39	$0.03		$0.04
Net income (loss) available to Common Stockholders	$0.00	$0.00	$0.21	$0.27	$0.01		$0.02

Interim Consolidated Statements of Operations (unaudited):

	Three months ended December 31, 2004 (unaudited)
	Previously Reported (2)	As Restated
Interest expense	$8,729	$8,580
Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$(105)	$44
Minority interest	$(219)	$(206)
Income before discontinued operations and cumulative effect of change in accounting principle	$114	$250
Income before cumulative effect of change in accounting principle	$1,150	$1,286
Net income	$1,150	$1,286
Net income (loss) available to Common Stockholders	$(2,168)	$(2,032)
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.10)	$(0.09)
Net income (loss) available to Common Stockholders	$(0.07)	$(0.06)
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.10)	$(0.09)
Net income (loss) available to Common Stockholders	$(0.07)	$(0.06)

Interim Consolidated Statements of Operations (Unaudited):

	Three months ended March 31, 2003 (unaudited)		Three months ended June 30, 2003 (unaudited)		Three months ended September 30, 2003 (unaudited)
	Previously Reported (2)	As Restated	Previously Reported (2)	As Restated	Previously Reported (2)	As Restated
Depreciation and amortization	$11,099	$11,720	$11,838	$12,562	$12,418	$10,007
Total operating expenses	$30,777	$31,398	$28,415	$29,139	$29,442	$27,031
Interest expense	$6,846	$6,861	$6,889	$6,895	$7,898	$7,504
Income before minority interest and discontinued operations	$2,179	$1,543	$3,210	$2,480	$5,929	$8,734
Minority interest	$613	$551	$588	$517	$(147)	$134
Income before discontinued operations	$1,566	$992	$2,622	$1,963	$6,076	$8,600
Net income	$10,654	$10,080	$10,205	$9,546	$3,533	$6,057
Preferred dividends	$4,891	$4,889	(1)	(1)	$4,889	$4,822
Net income (loss) available to Common Stockholders	$5,780	$5,208	$5,317	$4,658	$(1,119)	$1,472
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.09)	$(0.11)	$(0.06)	$(0.08)	$0.04	$0.14
Income (loss) from discontinued operations	(1)	(1)	(1)	(1)	$(0.08)	$(0.09)
Net income (loss) available to Common Stockholders	$0.21	$0.19	$0.19	$0.17	$(0.04)	$0.05
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.09)	$(0.11)	$(0.06)	$(0.08)	$0.04	$0.13
Net income (loss) available to Common Stockholders	$0.21	$0.19	$0.19	$0.17	$(0.04)	$0.05

Interim Consolidated Statements of Operations (Unaudited):

	Three months ended December 31, 2003 (unaudited)
	Previously Reported (2)	As Restated
Interest expense	$8,355	$8,218
Income before minority interest and discontinued operations	$2,213	$2,350
Minority interest	$47	$60
Income before discontinued operations	$2,166	$2,290
Net income	$5,262	$5,386
Net income available to Common Stockholders	$439	$563

The following information is presented to reflect the effects of the restatements on the selected financial data table included in Item 6 of this Form 10-K/A (dollars in thousands):

Operating Data:

	Year ended December 31, 2001		Year ended December 31, 2000
	Previously Reported (2)	As Restated (unaudited)	Previously Reported (2)		As Restated (unaudited)
Rental revenue	$131,280	$131,352		(1)		(1)
Total operating revenue	$137,908	$137,980		(1)		(1)
Depreciation and amortization	$33,412	$33,463		(1)		(1)
Total operating expenses	$85,152	$85,203		(1)		(1)
Interest and other income	$5,389	$5,250		(1)		(1)
Interest expense	$23,938	$24,252	$53,498		$53,737
Income before minority interest and discontinued operations	$32,914	$32,482	$8,198		$7,959
Discontinued operations	$13,706	$13,545		(1)		(1)
Net income	$43,875	$43,343	$36,236		$35,959
Net income available to Common Stockholders	$24,311	$23,779	$27,858		$28,178
Basic income (loss) per share data:
Income (loss) from continuing operations	$0.44	$0.43	$0.30		$0.00
Income available to Common Stockholders	$0.90	$0.88	$0.95		$0.96
Diluted income (loss) per share data:
Income (loss) from continuing operations	$0.44	$0.42	$0.30		$(0.35)
Income available to Common Stockholders	$0.89	$0.87	$0.60		$0.59

(1)	The restatements had no effect on this line item for this period.
(2)	Amounts have not been updated for discontinued operations for properties sold or which became held for sale subsequent to December 31, 2004.

Paragraph 7 of note 3, paragraph 4 of note 6, paragraph 13 of note 11 and notes 12, 15, 17, and 23 to the consolidated financial statements have been restated for the effect of the restatement adjustments.

Funds from Operations (FFO):	Previously Reported (unaudited)	As Restated (unaudited)
Year ended December 31, 2004	$53,781	$56,139
Year ended December 31, 2003	$54,964	$55,543
Year ended December 31, 2002	$48,548	$48,050
Year ended December 31, 2001	$72,784	$72,403
Year ended December 31, 2000	$71,390	$71,748

Funds from operations is a non-GAAP measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to funds from operations is net income (loss). See our definition of FFO and reconciliation of net income to FFO beginning on page 15.

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

	2004			2003
	As Reported	Discontinued Operations	Adjusted	As Reported	Discontinued Operations	Adjusted
	(As restated)		(As restated)	(As restated)		(As restated)
OPERATING REVENUE
Rental revenue	$179,260	$12,517	$191,777	$162,854	$35,783	$198,637
Fees and reimbursements, including from related parties	4,047	—	4,047	3,616	—	3,616

Total operating revenue	183,307	12,517	195,824	166,470	35,783	202,253

OPERATING EXPENSES
Property operating expenses	63,679	3,509	67,188	55,714	10,184	65,898
General and administrative	11,582	3	11,585	12,370	4	12,374
Depreciation and amortization	58,952	3,696	62,648	49,079	8,479	57,558
Provision for impairment of real estate assets	3,752	—	3,752	2,852	—	2,852

Total operating expenses	137,965	7,208	145,173	120,015	18,667	138,682

Interest and other income	2,598	1	2,599	3,566	5	3,571
Equity in earnings of unconsolidated operating JV’s	805	—	805	604	—	604
Interest expense	(32,888)	(3,713)	(36,601)	(29,478)	(8,513)	(37,991)
Loss on early extinguishment of debt	(2,035)	(40)	(2,075)	(294)	(5,588)	(5,882)
Provision for impairment of non-real estate assets	—	—	—	(5,746)	—	(5,746)

Income before gain on sales of real estate assets, minority interest, discontinued operations and cumulative effect of change in accounting principle	13,822	1,557	15,379	15,107	3,020	18,127
Gain on sales of real estate assets	—	14,427	14,427	—	14,204	14,204

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	13,822	15,984	29,806	15,107	17,224	32,331
Minority interest (1)	(672)	—	(672)	(1,262)	—	(1,262)

Income before discontinued operations and cumulative effect of change in accounting principle	13,150	15,984	29,134	13,845	17,224	31,069
Discontinued operations	15,984	(15,984)	—	17,224	(17,224)	—

Income before cumulative effect of change in accounting principle	29,134	—	29,134	31,069	—	31,069
Cumulative effect of change in accounting principle	(912)	—	(912)	—	—	—

Net income	28,222	—	28,222	31,069	—	31,069
Preferred dividends	(13,272)	—	(13,272)	(19,422)	—	(19,422)
Dividends paid on redeemed preferred stock	(2,073)	—	(2,073)	—	—	—
(Premium)/discount and writeoff of original issuance costs on redemption	(5,900)	—	(5,900)	254	—	254

Net income available to Common Stockholders	$6,977	$—	$6,977	$11,901	$—	$11,901

•	Includes minority interest’s share of discontinued operations, preferred dividends and premium/discount and writeoff of original issuance costs on preferred stock redemptions.

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

Depreciation and Amortization. Depreciation and amortization increased $5,090,000 to $62,648,000 for the year ended December 31, 2004, from $57,558,000 for the year ended December 31, 2003. This increase is primarily due to property acquisitions, net of dispositions, depreciation of capital improvements, and amortization of at-market in-place leases we recorded in accordance with SFAS No. 141. See complete description of our accounting policy regarding recognition and amortization of at-market in-place leases in Note 3 of our consolidated financial statements.

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

Interest Expense. Interest expense decreased $1,390,000 to $36,601,000 for the year ended December 31, 2004, from $37,991,000 for the year ended December 31, 2003. This decrease is primarily due to a decrease in the average outstanding balance on the unsecured bank line of credit, as well as other debt paid off in connection with property sales and refinancings, offset by increases in variable interest rates and new debt.

Loss on Early Extinguishment of Debt. During the year ended December 31, 2004, we recorded losses on early extinguishment of debt of $2,075,000 which consisted primarily of write-off of unamortized original financing costs in connection with various loan modifications and payoffs. During the year ended December 31, 2003, we recorded losses on early extinguishment of debt $5,882,000, which consisted primarily of prepayment penalties as well as the writeoff of unamortized original financing costs. Losses related to loan payoffs in connection with property sales have been included in discontinued operations.

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

	2003			2002
	As Reported	Discontinued Operations	Adjusted	As Reported	Discontinued Operations	Adjusted
	(As restated)		(As restated)	(As restated)		(As restated)
OPERATING REVENUE
Rental revenue	$162,854	$35,783	$198,637	$139,564	$58,157	$197,721
Fees and reimbursements, including from related parties	3,616	—	3,616	3,672	—	3,672

Total operating revenue	166,470	35,783	202,253	143,236	58,157	201,393

OPERATING EXPENSES
Property operating expenses	55,714	10,184	65,898	44,313	16,180	60,493
General and administrative	12,370	4	12,374	11,685	3	11,688
Depreciation and amortization	49,079	8,479	57,588	38,888	15,039	53,927
Provision for impairment of real estate assets	2,852	—	2,852	—	15,845	15,845

Total operating expenses	120,015	18,667	138,682	94,886	47,067	141,953

Interest and other income	3,566	5	3,571	5,528	20	5,548
Equity in earnings of unconsolidated operating JV’s	604	—	604	329	—	329
Interest expense	(29,478)	(8,513)	(37,991)	(25,304)	(14,007)	(39,311)
Loss on early extinguishment of debt	(294)	(5,588)	(5,882)	(9,998)	(1,444)	(11,442)
Provision for impairment of non-real estate assets	(5,746)	—	(5,746)	—	—	—

Income before gain on sale of real estate assets, minority interest and discontinued operations	15,107	3,020	18,127	18,905	(4,341)	14,564
Gain on sales of real estate assets	—	14,204	14,204	—	6,865	6,865

Income before minority interest and discontinued operations	15,107	17,224	32,331	18,905	2,524	21,429
Minority interest (1)	(1,262)	—	(1,262)	(155)	—	(155)

Income before discontinued operations	13,845	17,224	31,069	18,750	2,524	21,274
Discontinued operations	17,224	(17,224)	—	2,524	(2,524)	—

Net income	31,069	—	31,069	21,274	—	21,274
Preferred dividends	(19,422)	—	(19,422)	(19,564)	—	(19,564)
Discount on preferred stock repurchases	254	—	254	—	—	—

Net income available to Common Stockholders	$11,901	$—	$11,901	$1,710	$—	$1,710

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and discount on preferred stock repurchases.

Net Operating Income, Following is a table of net operating income by market, for comparative purposes, presenting the results for the years ended December 31, 2003 and 2002:

	2003	% of Total	2002	% of Total
Washington D.C.	$24,349	18.3%	$19,307	14.1%
Southern California	21,610	16.3%	17,299	12.6%
Boston	17,043	12.8%	15,486	11.3%
Northern New Jersey	16,557	12.5%	18,439	13.5%
San Francisco	7,893	6.0%	7,170	5.2%
Chicago	6,228	4.7%	10,504	7.7%
St. Louis	4,737	3.6%	4,885	3.5%
Tampa/Orlando	6,293	4.7%	6,270	4.6%
Denver	5,837	4.4%	8,998	6.5%
Minneapolis	3,496	2.6%	3,455	2.5%
All others	18,696	14.1%	25,415	18.5%

Total Net Operating Income	$132,739	100.0%	$137,228	100.0%

Rental Revenue. Rental revenue did not change significantly with only a slight increase of $916,000 to $198,637,000 for the year ended December 31, 2003, from $197,721,000 for the year ended December 31, 2002. This change primarily resulted from property acquisitions, lease termination fees and fixed rent increases on existing leases and lease renewals, offset by property dispositions. Following is a table of rental revenue by market, for comparative purposes, presenting the results for the years ended December 31, 2003 and 2002 (in thousands):

	2003	2002
Washington D.C.	$33,444	$26,097
Southern California	31,561	23,986
Boston	26,387	22,032
Northern New Jersey	24,145	24,716
San Francisco	10,642	10,099
Chicago	12,003	16,244
St. Louis	7,831	7,850
Tampa/Orlando	8,653	8,870
Denver	8,926	12,789
Minneapolis	6,075	6,274
All others	28,970	38,764

Total Rental Revenue	$198,637	$197,721

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

Depreciation and Amortization. Depreciation and amortization increased $3,661,000 to $57,588,000 for the year ended December 31, 2003, from $53,927,000 for the year ended December 31, 2002. This increase is primarily due to property acquisitions, net of dispositions, depreciation of capital improvements, and amortization of at-market in-place leases we recorded in accordance with SFAS No. 141. See complete description of our accounting policy regarding recognition and amortization of at-market in-place leases in Note 3 of our consolidated financial statements.

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

Interest and Other Income. Interest and other income decreased $1,977,000 to $3,571,000 for the year ended December 31, 2003, from $5,548,000 for the year ended December 31, 2002. This decrease was primarily due to interest income earned from the sale of a mezzanine loan related to a development project in 2002, and a reduction in the interest rate on our mortgage loan receivable secured by land at Gateway Park in Colorado. At the beginning of 2003, as a result of changes in prevailing market interest rates since the original date of the loan, the interest rate on this loan was reduced from 13% to 6.5%.

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

Gain on sales of real estate assets. The gain on sales of real estate assets of $14,204,000 during the year ended December 31, 2003, resulted from the sale of eight office properties, eight industrial properties and one multifamily property. The gain on sales of real estate assets of $6,865,000 during the year ended December 31, 2002, resulted from the sale of seven industrial properties, one retail property and one multifamily property.

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

Market	Properties	Description	City	Proposed Square Footage		Economic Interest		Investment Balance at December 31, 2004		Investment Balance at December 31, 2003
Denver	Three Gateway Center	Third office building constructed at Gateway Park (4-story)	Denver		(1)	100%		(1)		$1,495
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	62,972		50	% (2)	$835		753

TOTAL PROPERTIES UNDER DEVELOPMENT				62,972				$835		$2,248

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000		100%		$5,170		$5,032

	Subtotal - Boston			235,000				5,170		5,032
Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	to be determined		50	% (3)	47,508	(3)	42,610	(3)
Lima Street		19.5 acres of undeveloped land in Englewood, Colorado zoned for office use	Denver	120,000		100%		4,750		4,750

	Subtotal - Denver			120,000				52,258		47,360
San Francisco	Marina Shores	33.2 acre mixed-use waterfront community, which could include office, retail and multifamily units; currently in entitlement process	Redwood City	to be determined		50	% (4)	79,548	(4)	31,017
Eden Shores		27 acres zoned for the construction of a 600,000 square foot office park	Hayward	600,000		100%		16,530		16,427

	Subtotal -San Francisco			600,000				96,078		47,444
		Other land not currently under development	New Jersey/San Francisco					5,966		5,732

TOTAL LAND HELD FOR DEVELOPMENT				955,000				$159,472		$105,568

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT AND MORTGAGE LOANS RECEIVABLE				1,017,972				$160,307		$107,816

(1)	This property was acquired by us in the third quarter of 2004.
(2)	Interest in the form of a mezzanine loan.
(3)	Interest in the form of a mortgage loan receivable, mezzanine loans and equity. The investment balance includes $12,872 and $40,323 representing the balance of the mortgage loan receivable at December 31, 2004 and 2003, respectively.
(4)	Interest in the form of equity and mezzanine loans. The increase in the investment balance from December 31, 2003 to December 31, 2004 is primarily due to our consolidation of this entity on January 1, 2004, pursuant to FIN 46 Revised.

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

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-K/A contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

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

The forward-looking statements in this amended Annual Report on Form 10-K/A are subject to additional risks and uncertainties further discussed under “Risk Factors” below and in our Form 10-Q’s filed for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004. We assume no obligation to update or supplement any forward looking-statement.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Restatement of Previously Issued Financial Statements

As more fully described under Restatement in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we have restated our consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 (including each interim period for 2004 and 2003) to correct errors in our previously filed consolidated financial statements. As a result of identifying these errors in the previously issued consolidated financial statements, management has reassessed the impact on both its disclosure controls and procedures and internal control over financial reporting and determined that deficiencies in internal control over financial reporting exist, as described in Management’s Report on Internal Control Over Financial Reporting (restated) below, and management has concluded that these control deficiencies are material weaknesses.

(b) Disclosure Controls and Procedures

As described in our press release and Form 8-K/A dated August 19, 2005 and Form 8-K dated November 4, 2005, we have determined that corrections of errors are required to our consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 (including each interim period for 2004 and 2003).

In the our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (Original Filing), management concluded that our disclosure controls and procedures were effective as of December 31, 2004. In light of the restatement, management has concluded that, as of December 31, 2004, material weaknesses in our internal control over financial reporting existed as described in management’s report on internal control over financial reporting (as restated) (see Item 9A(c)).

Management’s report on internal control over financial reporting (as restated), as well as the following evaluation of disclosure controls and procedures, have been amended to reflect this conclusion.

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

Management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. In such evaluation, it was concluded in the Original Filing that our disclosure controls and procedures were effective as of December 31, 2004. In connection with the restatement, under the direction of our principal executive officer and principal financial officer, management reevaluated our disclosure controls and procedures, and identified material weaknesses, as described in Management’s Report on Internal Control Over Financial Reporting (Item 9A(c)). Based on this reevaluation, and as a result of the material weaknesses identified, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

(c) Management’s Report on Internal Control Over Financial Reporting (Restated)

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

In our Original Filing, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Subsequent to the Original Filing, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004:

•	A lack of adequate policies and procedures that require assessing known departures from U.S. generally accepted accounting principles to determine if these departures could cause a material misstatement to our consolidated financial statements. As a result, there was not an effective review of whether accounting for common and preferred stock dividends on a cash basis, as compared to an accrual basis in accordance with U.S. generally accepted accounting principles could cause a material misstatement of our consolidated financial statements. This material weakness resulted in a material error in dividends recorded as of December 31, 2004.

•	A lack of adequate policies and procedures regarding the selection of proper accounting policies and the monitoring and review of accounting practices that have a continuing impact on the financial statements. Specifically, we amortized fees paid for an unsecured line of credit obtained in prior periods over an incorrect term and did not appropriately account for these fees upon a modification to the unsecured line of credit. This material weakness resulted in a material error in interest expense recorded as of December 31, 2004.

The material errors in dividends and interest expense resulted in the restatement of our previously issued consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 including each interim period for 2004 and 2003.

Because of the aforementioned material weaknesses, management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2004.

KPMG LLP, our prior independent registered public accounting firm, has issued an audit report on our assessment of our internal control over financial reporting as of December 31, 2004. That report is included herein.

(d) Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during our fourth quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To remediate the material weaknesses described above, we intend to implement the following -

•	The disclosure committee will meet on a quarterly basis to discuss complex and significant transactions in order to provide reasonable assurance that such transactions are reflected accurately and fairly in the financial statements.

While we believe this will improve our internal control over financial reporting, we further believe that additional time and testing are necessary before concluding that the material weaknesses have been fully remediated.

(e) Limitations on the Effectiveness of Controls

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

PART IV

Item 15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

Index to Financial Statements and Schedules

			Page No.
(a)	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	54-56

		Consolidated Balance Sheets as of December 31, 2004 and 2003 (as restated)	57

		Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002 (as restated)	58

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002 (as restated)	59

		Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 (as restated)	60-61

		Notes to Consolidated Financial Statements (as restated)	62-92

	(2)	Financial Statement Schedules

		Schedule III - Real Estate and Accumulated Depreciation	93-97

		Schedule IV - Mortgage Loans Receivable, Secured by Real Estate	98-99

	(3)	Signatures	100

	(4)	Exhibits to Financial Statements

		The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	101-102

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

As discussed in note 2, the consolidated financial statements have been restated for all periods presented.

As discussed in note 19 to the consolidated financial statements, effective January 1, 2004, GLENBOROUGH REALTY TRUST INCORPORATED adopted Financial Accounting Standards Board Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GLENBOROUGH REALTY TRUST INCORPORATED’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005, except as to the third, fourth and fifth paragraphs of Management’s Report on Internal Control Over Financial Reporting (as restated), which are as of December 16, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation, of internal control over financial reporting as of December 31, 2004.

/s/    KPMG LLP

San Francisco, California

March 15, 2005, except as to note 2

    which is as of December 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

GLENBOROUGH REALTY TRUST INCORPORATED:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as restated) (Item 9A(c)), that GLENBOROUGH REALTY TRUST INCORPORATED did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s restated assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GLENBOROUGH REALTY TRUST INCORPORATED’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of GLENBOROUGH REALTY TRUST INCORPORATED’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weaknesses as of December 31, 2004:

(i)	A lack of adequate policies and procedures that require assessing known departures from U.S. generally accepted accounting principles to determine if these departures could cause a material misstatement to the Company’s consolidated financial statements. As a result, there was not an effective review of whether accounting for common and preferred stock dividends on a cash basis, as compared to an accrual basis in accordance with U.S. generally accepted accounting principles could cause a material misstatement of the Company’s consolidated financial statements. This material weakness resulted in a material error in dividends recorded as of December 31, 2004.

(ii)	A lack of adequate policies and procedures regarding the selection of proper accounting policies and the monitoring and review of accounting practices that have a continuing impact on the financial statements. Specifically, the Company amortized fees paid for an unsecured line of credit obtained in prior periods over an incorrect term and did not appropriately account for these fees upon a modification to the unsecured line of credit. This material weakness resulted in a material error in interest expense recorded as of December 31, 2004.

The material errors in dividends and interest expense resulted in the restatement of GLENBOROUGH REALTY TRUST INCORPORATED’s previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004 including each interim period for 2004 and 2003.

As stated in the third, fourth and fifth paragraphs of Management’s Report on Internal Control Over Financial Reporting (as restated), management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been restated to reflect the impact of the aforementioned material weaknesses in internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GLENBOROUGH REALTY TRUST INCORPORATED and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements (as restated), and this report does not affect our report dated March 15, 2005, except as to note 2 to the consolidated financial statements, which is as of December 16, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s restated assessment that GLENBOROUGH REALTY TRUST INCORPORATED did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, GLENBOROUGH REALTY TRUST INCORPORATED did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/    KPMG LLP

San Francisco, California

March 15, 2005, except as to the third,

    fourth and fifth paragraphs of

    Management’s Report on Internal

    Control Over Financial Reporting

    (as restated), which are as of December 16, 2005

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

(in thousands, except share amounts)

	2004	2003
	(As restated, see Note 2)	(As restated, see Note 2)
ASSETS
Rental properties, gross	$1,367,310	$1,339,287
Accumulated depreciation and amortization	(220,229)	(183,199)

Rental properties, net	1,147,081	1,156,088
Property held for sale (net of accumulated depreciation and amortization of $8,864 and $6,182 as of December 31, 2004 and 2003, respectively)	57,327	60,136
Investments in land and development	147,435	67,493
Investments in unconsolidated operating joint ventures	12,014	12,211
Mortgage loans receivable	12,872	40,323
Leasing and financing costs (net of accumulated amortization of $19,812 and $16,692 as of December 31, 2004 and 2003, respectively)	22,447	22,796
Cash and cash equivalents	6,003	18,992
Other assets	25,966	24,390

TOTAL ASSETS	$1,431,145	$1,402,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$654,748	$605,447
Unsecured bank line of credit	21,320	89,941
Obligations associated with property held for sale	43,300	43,816
Other liabilities	47,213	51,790

Total liabilities	766,581	790,994

Commitments and contingencies (Note 20)

Minority interest	39,127	36,765

Stockholders’ Equity:

Common stock, $0.001 par value, 188,000,000 shares authorized, 36,033,126 and 27,847,477 shares issued and outstanding at December 31, 2004 and 2003, respectively	36	28
Preferred stock, $0.001 par value, 12,000,000 shares authorized, $25.00 liquidation preference, 6,850,325 and 9,956,300 shares issued and outstanding at December 31, 2004 and 2003, respectively	7	10
Additional paid-in capital	870,622	779,627
Deferred compensation	(4,056)	(2,977)
Distributions in excess of accumulated earnings	(241,172)	(202,018)

Total stockholders’ equity	625,437	574,670

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,431,145	$1,402,429

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2004, 2003 and 2002

(in thousands, except share and per share amounts)

	2004	2003	2002
	(As restated, see Note 2)	(As restated, see Note 2)	(As restated, see Note 2)
OPERATING REVENUE
Rental revenue	$179,260	$162,854	$139,564
Fees and reimbursements, including from related parties	4,047	3,616	3,672

Total operating revenue	183,307	166,470	143,236

OPERATING EXPENSES
Property operating expenses	63,679	55,714	44,313
General and administrative	11,582	12,370	11,685
Depreciation and amortization	58,952	49,079	38,888
Provision for impairment of real estate assets	3,752	2,852	—

Total operating expenses	137,965	120,015	94,886

Interest and other income	2,598	3,566	5,528
Equity in earnings of unconsolidated operating joint ventures	805	604	329
Interest expense	(32,888)	(29,478)	(25,304)
Loss on early extinguishment of debt	(2,035)	(294)	(9,998)
Provision for impairment of non-real estate assets	—	(5,746)	—

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	13,822	15,107	18,905
Minority interest	(672)	(1,262)	(155)

Income before discontinued operations and cumulative effect of change in accounting principle	13,150	13,845	18,750
Discontinued operations (including net gain on sales of $14,427, $14,204 and $6,865 in 2004, 2003 and 2002, respectively)	15,984	17,224	2,524

Income before cumulative effect of change in accounting principle	29,134	31,069	21,274
Cumulative effect of change in accounting principle	(912)	—	—

Net income	28,222	31,069	21,274
Preferred dividends	(13,272)	(19,422)	(19,564)
Dividends paid on redeemed preferred stock	(2,073)	—	—
(Premium)/discount and writeoff of original issuance costs on preferred stock redemption and repurchases	(5,900)	254	—

Net income available to Common Stockholders	$6,977	$11,901	$1,710

Basic Income (Loss) Per Share Data:
Continuing operations	$(0.22)	$(0.13)	$(0.02)
Discontinued operations	0.47	0.56	0.08
Cumulative effect of change in accounting principle	(0.03)	—	—

Net income available to Common Stockholders	$0.22	$0.43	$0.06

Basic weighted average shares outstanding	31,167,080	27,608,267	27,524,059

Diluted Income (Loss) Per Share Data:
Continuing operations	$(0.22)	$(0.13)	$(0.02)
Discontinued operations	0.47	0.56	0.08
Cumulative effect of change in accounting principle	(0.03)	—	—

Net income available to Common Stockholders	$0.22	$0.43	$0.06

Diluted weighted average shares outstanding	31,167,080	27,608,267	27,524,059

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	Common Stock		Preferred Stock		Additional paid-in capital	Deferred compensation	Distributions in excess of accumulated earnings	Total
	Shares	Par Value	Shares	Par Value
							(As restated, see Note 2)	(As restated, see Note 2)
Balance at December 31, 2001, as previously reported	26,939	$27	10,098	$10	$770,207	$(945)	$(105,290)	$664,009
Restatement adjustment	—	—	—	—	—	—	(19,281)	(19,281)

Balance at December 31, 2001, as Restated	26,939	$27	10,098	$10	$770,207	$(945)	$(124,571)	$644,728

Exercise of stock options	801	1	—	—	10,858	—	—	10,859
Conversion of Operating Partnership units into common stock	56	—	—	—	1,151	—	—	1,151
Issuance of common stock to officers	164	—	—	—	3,150	(3,150)	—	—
Common stock repurchases	(32)	—	—	—	(674)	—	—	(674)
Amortization of deferred compensation	—	—	—	—	—	198	—	198
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	359	—	—	359
Unrealized loss on marketable securities	—	—	—	—	—	—	(31)	(31)
Dividends declared on common and preferred stock	—	—	—	—	—	—	(67,228)	(67,228)
Net income	—	—	—	—	—	—	21,274	21,274

Balance at December 31, 2002	27,928	$28	10,098	$10	$785,051	$(3,897)	$(170,556)	$610,636

Exercise of stock options	125	—	—	—	1,660	—	—	1,660
Conversion of Operating Partnership units into common stock	10	—	—	—	200	—	—	200
Common and preferred stock repurchases	(216)	—	(142)	—	(6,957)	—	—	(6,957)
Amortization of deferred compensation	—	—	—	—	—	920	—	920
Accelerated vesting of stock options	—	—	—	—	122	—	—	122
Discount on preferred stock repurchases	—	—	—	—	(254)	—	254	—
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(195)	—	—	(195)
Dividends declared on common and preferred stock	—	—	—	—	—	—	(62,785)	(62,785)
Net income	—	—	—	—	—	—	31,069	31,069

Balance at December 31, 2003	27,847	$28	9,956	$10	$779,627	$(2,977)	$(202,018)	$574,670

Exercise of stock options	160	—	—	—	2,780	—	—	2,780
Issuance of common stock, net of offering costs of $2,185	7,910	8	—	—	163,275	—	—	163,283
Issuance of restricted common stock to officer	100	—	—	—	2,174	(2,174)	—	—
Issuance of restricted common stock to directors	10	—	—	—	226	(226)	—	—
Conversion of preferred stock to common stock	6	—	(8)	—	—	—	—	—
Preferred stock redemption	—	—	(3,098)	(3)	(77,456)	—	—	(77,459)
Premium and writeoff of original issuance costs on preferred stock redemption	—	—	—	—	3,439	—	(5,900)	(2,461)
Amortization of deferred compensation	—	—	—	—	—	1,321	—	1,321
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(3,443)	—	—	(3,443)
Dividends declared on common and preferred stock	—	—	—	—	—	—	(59,403)	(59,403)
Dividends declared on redeemed preferred stock	—	—	—	—	—	—	(2,073)	(2,073)
Net income	—	—	—	—	—	—	28,222	28,222

Balance at December 31, 2004	36,033	$36	6,850	$7	$870,622	$(4,056)	$(241,172)	$625,437

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
	(As restated, see Note 2)	(As restated, see Note 2)	(As restated, see Note 2)
Cash flows from operating activities:
Net income	$28,222	$31,069	$21,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	62,648	57,558	53,927
Amortization of loan fees, included in interest expense (including discontinued operations)	2,169	2,592	2,896
Accrued interest on mortgage loans receivable	(1,802)	(2,871)	(2,752)
Minority interest in income from operations	672	1,262	155
Equity in earnings of unconsolidated operating joint ventures	(805)	(604)	(329)
Net gain on sales of real estate assets	(14,427)	(14,204)	(6,865)
Loss on early extinguishment of debt (including discontinued operations)	2,075	5,882	11,442
Provision for impairment of real estate assets (including discontinued operations)	3,752	2,852	15,845
Provision for impairment of non-real estate assets	—	5,746	—
Cumulative effect of change in accounting principle	912	—	—
Amortization of deferred compensation	1,321	920	198
Accelerated vesting of stock options	—	122	—
(Increase)/decrease in other assets	(9,561)	(15,123)	(10,021)
Increase/(decrease) in other liabilities	(7,817)	(1,651)	3,356

Net cash provided by operating activities	67,359	73,550	89,126

Cash flows from investing activities:
Net proceeds from sales of rental properties	33,993	203,116	77,152
Acquisitions of rental properties	(30,828)	(194,605)	(126,040)
Payments for capital and tenant improvements	(26,291)	(29,536)	(26,028)
Investments in land and development	(39,734)	(10,059)	(20,682)
Investments in unconsolidated operating joint ventures	—	(75)	—
Distributions from unconsolidated operating joint ventures	1,002	2,742	—
Buyout of minority interest in consolidated subsidiary	—	(175)	—
Additions to mortgage loans receivable	—	(2,720)	—
Principal payments from mortgage loans receivable	29,253	7,081	—

Net cash used for investing activities	(32,605)	(24,231)	(95,598)

Cash flows from financing activities:
Proceeds from borrowings	308,969	303,399	300,006
Repayment of borrowings	(377,719)	(256,647)	(217,136)
Payment of deferred financing costs	(2,076)	(1,890)	(3,630)
Prepayment penalties on loan payoffs	—	(5,110)	(10,010)
Contributions from minority interest holders	222	—	27
Distributions to minority interest holders	(4,203)	(4,938)	(5,304)
Dividends paid to common and preferred stockholders	(58,041)	(65,117)	(66,803)
Proceeds from issuance of common stock, net of offering costs	163,283	—	—
Preferred stock redemption	(77,459)	—	—
Dividends paid on redeemed preferred stock	(2,073)	—	—
Premium and costs related to preferred stock redemption	(2,461)	—	—
Exercise of stock options	2,780	1,660	10,859
Repurchases of common stock	—	(3,419)	(674)
Repurchases of preferred stock	—	(3,538)	—

Net cash provided by (used for) financing activities	(48,778)	(35,600)	7,335

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS –continued

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
	(As restated, see Note 2)	(As restated, see Note 2)	(As restated, see Note 2)

Net (decrease) increase in cash and cash equivalents	$(14,024)	$13,719	$863
Cash and cash equivalents at Marina Shores on January 1, 2004 (see Note 19)	1,035	—	—
Cash and cash equivalents at beginning of year	18,992	5,273	4,410

Cash and cash equivalents at end of year before adjustment for properties held for sale	6,003	18,992	5,273
Cash and cash equivalents at properties held for sale	—	—	(244)

Cash and cash equivalents at end of year	$6,003	$18,992	$5,029

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $3,572, $3,119 and $3,939 in 2004, 2003 and 2002, respectively)	$34,177	$35,387	$36,876

Supplemental disclosure of non-cash investing and financing activities:
Non-cash components of consolidation of Marina Shores:
Investments in land and development	$46,322	$—	$—
Cash and cash equivalents	1,035	—	—
Mortgage loans payable	(45,000)	—	—
Minority interest	(2,228)	—	—
Other assets and liabilities, net	(129)	—	—

Total	$—	$—	$—

Reclassification of real estate assets from investments in land and development and unconsolidated operating joint ventures to rental properties	$1,450	$18,084	$36,494

Acquisition of investment in operating joint venture:
Exchange of related note receivable	$—	$3,775	$—
Issuance of note payable, net of discount	—	2,518	—

Total	$—	$6,293	$—

Assumption of mortgage loans in acquisition of real estate	$21,049	$18,815	$3,882

Disposition of real estate involving buyer’s assumption of mortgage loans	$17,175	$61,218	$4,850

Note receivable from sale of investment in development	$—	$—	$3,775

Writeoff of original issuance costs on preferred stock redemption	$3,439	$—	$—

Reallocation of limited partners’ interests in Operating Partnership	$3,443	$(195)	$359

Conversion of Operating Partnership units into common stock, at market value on date of issuance	$—	$200	$1,151

Issuance of restricted stock:
Additional paid-in capital	$(2,400)	$—	$—
Deferred compensation	2,400	—	—

Total	$—	$—	$—

Retirement of fully depreciated assets:
Rental properties, gross	$(9,427)	$—	$—
Accumulated depreciation	9,427	—	—

Total	$—	$—	$—

Unrealized loss on marketable securities	$—	$—	$(31)

Common and preferred stock dividends declared but not yet paid	$15,931	$14,569	$16,900

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

On April 30, 2004 (the “Redemption Date”), the Company redeemed, on a pro rata basis, as to record holders, approximately 3.1 million shares of Preferred Stock, representing approximately 31.2% of the total number of outstanding shares. The redemption price was $25.775 per share of Preferred Stock plus $0.183 per share in accrued and unpaid dividends for the period from March 26, 2004 through and including the Redemption Date, without interest. This redemption was funded with proceeds from the Company’s March 2004 common stock offering (as discussed in Note 21).

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

Note 2. RESTATEMENT

The Company has determined that a correction of errors (as described below) is required to its consolidated financial statements as of December 31, 2004 and 2003 and each of the years in the three-year period ended December 31, 2004 (including each interim period for 2004 and 2003). These errors did not have any impact on net cash flows from operating, investing, or financing activities in the consolidated statement of cash flows for all periods presented. The restatement adjustments have no impact on compliance with any covenants associated with the Company’s unsecured bank line of credit. The consolidated financial statements and accompanying footnotes presented herein reflect the restatement adjustments described below.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The restatement adjustments primarily relate to:

•	Recording of common and preferred stock dividends: The Company is correcting its accounting for common and preferred stock dividends in the period declared rather than the historical practice of when they were paid. This correction results in a change of the timing of when dividends are recorded. The correction resulted in: (i) a reduction in the December 31, 2001 balance of distributions in excess of accumulated earnings of $16,548,000, (ii) an increase in other liabilities of $16,475,000 and (iii) an increase in minority interest of $73,000. The impact of this adjustment had no impact on net income but the correction of the preferred stock dividend does impact net income available to common stockholders. The impact of the preferred stock dividend adjustment is: (i) a decrease in the preferred stock dividend charge of $69,000 and an increase in the minority interest charge of $7,000 resulting in an increase in net income available to common stockholders of $62,000 in 2003 and (ii) a decrease in the preferred stock dividend charge of $1,505,000 and an increase in the minority interest charge of $132,000 resulting in an increase in net income available to common stockholders of $1,373,000 in 2004. There was no impact on net income available to common stockholders in 2002. The impact of this adjustment is a decrease in the preferred stock dividend charge of $3,000, $0, $66,000, and $0 for the three month periods ended March 31, June 30, September 30, and December 31, 2003, respectively (unaudited). The impact of this adjustment is a decrease in the preferred stock dividend charge of $0, $1,505,000, $0, and $0 for the three month periods ended March 31, June 30, September 30, and December 31, 2004, respectively (unaudited). These quarterly adjustments also resulted in a partially offsetting increase to the minority interest charge in each period adjusted.

•	Recording of amortization of fees paid for the unsecured bank line of credit: The Company is correcting its amortization for fees paid on their unsecured bank line of credit to properly record amortization given the amendments and the modifications to the line of credit and amendments to the maturity date of the line of credit. The correction results in a write-off of approximately $1.7 million of fees, net of accumulated amortization, in December 1998 in connection with a reduction of the line of credit capacity and a change in the amortization periods during the life of the line of credit as various amendments were made. The correction resulted in a reduction of the December 31, 2001 balance of: (i) distributions in excess of accumulated earnings of $2,482,000, (ii) leasing and financing costs of $2,750,000 and (iii) minority interest of $268,000. The impact of this adjustment on 2002, 2003 and 2004 are as follows: (i) an increase in interest expense of $105,000 and decrease in the minority interest charge of $11,000 resulting in a decrease in net income available to common stockholders of $94,000 in 2002, (ii) a decrease in interest expense of $366,000 and an increase in the minority interest charge of $36,000 resulting in an increase in net income available to common stockholders of $330,000 in 2003 and (iii) and a decrease in interest expense of $538,000 and an increase in the minority interest charge of $47,000 resulting in an increase in net income available to common stockholders of $491,000 in 2004. The impact of this adjustment is a decrease in interest expense of $91,000, $91,000, $92,000, and $92,000 for the three month periods ended March 31, June 30, September 30, and December 31, 2003, respectively (unaudited). The impact of this adjustment is a decrease in interest expense of $92,000, $148,000, $149,000, and $149,000 for the three month periods ended March 31, June 30, September 30, and December 31, 2004, respectively (unaudited). These quarterly adjustments also resulted in a partially offsetting increase to the minority interest charge in each period adjusted.

•	Recording of interest rate cap: The Company entered into an interest rate cap to protect against movements in interest rates at the end of 2001. This interest rate cap expired in 2004. The Company did document their intent that this interest rate cap would qualify for hedge accounting under FAS 133, Accounting for Derivatives Instruments and Hedging Activities, but failed to maintain the contemporaneous hedge accounting documentation to qualify for cash flow hedge accounting of the interest rate cap. In addition, we failed to record the derivative instrument at fair value on the balance sheet. As a result, the Company was not entitled to apply hedge accounting to this instrument. The failure to qualify for hedge accounting requires that all changes in the fair value of the interest rate cap be recorded in the consolidated statements of operations. In addition, this correction records the changes in the fair value

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

of the cap in the proper periods. The impact of this correction in 2002, 2003 and 2004 are as follows: (i) an increase in interest expense of $460,000 and a decrease in the minority interest charge of $46,000 resulting in a decrease in net income available to common stockholders of $414,000 in 2002, (ii) a decrease in interest expense of $144,000 and an increase in the minority interest charge of $14,000 resulting in an increase in net income available to common stockholders of $130,000 in 2003 and (iii) a decrease in interest expense of $316,000 and a increase in the minority interest charge of $28,000 resulting in a increase in net income available to common stockholders of $288,000 in 2004. The impact of this adjustment is a decrease in interest expense of $9,000, $45,000, $45,000 and $45,000 for the three month periods ended March 31 and June 30, September 30, and December 31, 2003, respectively (unaudited). The impact of this adjustment is a decrease in interest expense of $80,000, $236,000, $0 and $0 for the three month periods ended March 31, June 30, September 30, and December 31, 2004, respectively (unaudited). These quarterly adjustments also resulted in a partially offsetting increase to the minority interest charge in each period adjusted.

In connection with the restatement of the Company’s consolidated financial statements, additional adjustments were made to reverse previous out-of-period corrections and recorded in the proper period which primarily included -

•	Recording of intangible assets and related amortization in connection with real estate acquisitions: We adopted FAS 141, Business Combinations, on July 1, 2001. However, we did not assign value to acquired at-market in-place leases for buildings purchased subsequent to July 1, 2001 until September 30, 2003. During the quarter ended September 30, 2003, we recorded entries to separately identify those intangible assets and to correct the amortization as if the acquired at-market in-place lease intangibles had been properly recorded at the acquisition dates and amortized over their useful lives (as opposed to being treated as part of the real estate acquired and depreciated over the useful life of the building). The restatement related to acquired at-market in-place lease intangible assets and related amortization reverses the adjustments recorded during the quarter ended September 30, 2003 and records them in the proper periods in 2001, 2002, and 2003. The impact of this correction in 2001, 2002 and 2003 are as follows: (i) an increase in depreciation and amortization expense of $51,000 and a decrease in the minority interest charge of $5,000 resulting in a decrease in net income available to common stockholders of $46,000 for 2001, (ii) an increase in depreciation and amortization expense of $1,015,000 and a decrease in the minority interest charge of $102,000 resulting in a decrease in net income available to common stockholders of $913,000 for 2002 and (iii) a decrease in depreciation and amortization expense of $1,066,000 and an increase in the minority interest charge of $104,000 resulting in an increase in net income available to common stockholders of $962,000 for 2003. The impact of this adjustment is an increase in depreciation and amortization expense of $621,000 and $724,000 for the three month periods ended March 31 and June 30, 2003, respectively (unaudited). The impact of this adjustment is a decrease in depreciation and amortization expense of $2,411,000 for the three month period ended September 30, 2003 (unaudited). These quarterly adjustments also resulted in a partially offsetting adjustment to the minority interest charge in each period adjusted.

The total impact of the restatement adjustments on periods prior to 2002 was a decrease in the December 31, 2001 balance of distributions in excess of accumulated earnings of $19,281,000.

The impact of the restatements on the Company’s consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 is summarized below (dollars in thousands). All 2004 and 2003 interim data in the tables below is unaudited.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Interim Consolidated Statements of Operations (Unaudited):

	Three months ended March 31, 2004 (unaudited)		Three months ended June 30, 2004 (unaudited)		Three months ended September 30, 2004 (unaudited)
	Previously Reported (2)	As Restated	Previously Reported (2)	As Restated	Previously Reported (2)		As Restated
Interest expense	$8,153	$7,982	$8,228	$7,843	$8,632		$8,483
Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$5,181	$5,352	$5,304	$5,689	$2,588		$2,737
Minority interest	$(12)	$3	$667	$833	$29		$42
Income before discontinued operations and cumulative effect of change in accounting principle	$5,193	$5,349	$4,637	$4,856	$2,559		$2,695
Income before cumulative effect of change in accounting principle	$5,612	$5,768	$18,006	$18,225	$3,719		$3,855
Net income	$4,700	$4,856	$18,006	$18,225	$3,719		$3,855
Preferred dividends	$4,823	$3,318	(1)	(1)		(1)		(1)
Dividends paid on redeemed preferred stock	$—	$1,505	$2,073	$568		(1)		(1)
Net income (loss) available to Common Stockholders	$(123)	$33	$6,706	$8,430	$410		$546
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$0.01	$0.02	$(0.17)	$(0.12)		(1)		(1)
Income (loss) from discontinued operations	$0.02	$0.01	$0.38	$0.39	$0.03		$0.04
Net income (loss) available to Common Stockholders	$0.00	$0.00	$0.21	$0.27	$0.01		$0.02
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$0.01	$0.02	$(0.17)	$(0.12)		(1)		(1)
Income (loss) from discontinued operations	$0.02	$0.01	$0.38	$0.39	$0.03		$0.04
Net income (loss) available to Common Stockholders	$0.00	$0.00	$0.21	$0.27	$0.01		$0.02

Interim Consolidated Statements of Operations (Unaudited):

	Three months ended December 31, 2004 (unaudited)
	Previously Reported (2)	As Restated
Interest expense	$8,729	$8,580
Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$(105)	$44
Minority interest	$(219)	$(206)
Income before discontinued operations and cumulative effect of change in accounting principle	$114	$250
Income before cumulative effect of change in accounting principle	$1,150	$1,286
Net income	$1,150	$1,286
Net income (loss) available to Common Stockholders	$(2,168)	$(2,032)
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.10)	$(0.09)
Net income (loss) available to Common Stockholders	$(0.07)	$(0.06)
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.10)	$(0.09)
Net income (loss) available to Common Stockholders	$(0.07)	$(0.06)

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Interim Consolidated Statements of Operations (Unaudited):

	Three months ended March 31, 2003 (unaudited)		Three months ended June 30, 2003 (unaudited)				Three months ended September 30, 2003 (unaudited)
	Previously Reported (2)	As Restated	Previously Reported (2)		As Restated		Previously Reported (2)	As Restated
Depreciation and amortization	$11,099	$11,720	$11,838		$12,562		$12,418	$10,007
Total operating expenses	$30,777	$31,398	$28,415		$29,139		$29,442	$27,031
Interest expense	$6,846	$6,861	$6,889		$6,895		$7,898	$7,504
Income before minority interest and discontinued operations	$2,179	$1,543	$3,210		$2,480		$5,929	$8,734
Minority interest	$613	$551	$588		$517		$(147)	$134
Income before discontinued operations	$1,566	$992	$2,622		$1,963		$6,076	$8,600
Net income	$10,654	$10,080	$10,205		$9,546		$3,533	$6,057
Preferred dividends	$4,891	$4,889		(1)		(1)	$4,889	$4,822
Net income (loss) available to Common Stockholders	$5,780	$5,208	$5,317		$4,658		$(1,119)	$1,472
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.09)	$(0.11)	$(0.06)		$(0.08)		$0.04	$0.14
Income (loss) from discontinued operations	(1)	(1)		(1)		(1)	$(0.08)	$(0.09)
Net income (loss) available to Common Stockholders	$0.21	$0.19	$0.19		$0.17		$(0.04)	$0.05
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.09)	$(0.11)	$(0.06)		$(0.08)		$0.04	$0.13
Net income (loss) available to Common Stockholders	$0.21	$0.19	$0.19		$0.17		$(0.04)	$0.05

Interim Consolidated Statements of Operations (unaudited):

	Three months ended December 31, 2003 (unaudited)
	Previously Reported (2)	As Restated
Interest expense	$8,355	$8,218
Income before minority interest and discontinued operations	$2,213	$2,350
Minority interest	$47	$60
Income before discontinued operations	$2,166	$2,290
Net income	$5,262	$5,386
Net income available to Common Stockholders	$439	$563

(1)	The restatements had no effect on this line item for this period.
(2)	Amounts have not been updated for discontinued operations for properties sold or which became held for sale subsequent to December 31, 2004.

Paragraph 7 of note 3, paragraph 4 of note 6, paragraph 13 of note 11 and notes 12, 15, 17, and 23 (unaudited) to the consolidated financial statements have been restated for the effect of the restatement adjustments.

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

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be applied no later than the first quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised’s provisions no later than the fourth quarter of fiscal 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under FIN 46 Revised’s provisions no later than the first quarter of fiscal 2004. The Company has not entered into any arrangements which are considered SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 Revised are effective for all financial statements initially issued after December 31, 2003. Certain of the entities through which and with which the Company conducts business, including those described in Notes 7 and 9 have been deemed to be VIEs under the provisions of FIN 46 Revised. In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised (see Note 19). There are other alliances which are VIEs, but the Company is not the primary beneficiary of them.

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

		2004	2003	2002
		(As restated)	(As restated)	(As restated)
Net income available to Common Stockholders	As reported	$6,977	$11,901	$1,710
	SFAS No. 123 Adjustment	(102)	(693)	(1,201)

	Pro forma	$6,875	$11,208	$509

Basic earnings per share	As reported	$0.22	$0.43	$0.06
	SFAS No. 123 Adjustment	—	(0.03)	(0.04)

	Pro forma	$0.22	$0.40	$0.02

Diluted earnings per share	As reported	$0.22	$0.43	$0.06
	SFAS No. 123 Adjustment	—	(0.03)	(0.04)

	Pro forma	$0.22	$0.40	$0.02

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

December 31, 2004, 2003 and 2002

Note 5. ACQUISITIONS OF RENTAL PROPERTIES

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

Note 6. DISPOSITIONS OF RENTAL PROPERTIES

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

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the gain on sale and the related operating results from these sold properties are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet with the related results from

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

operations classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Rockwall I and II was classified as held for sale at December 31, 2004, and was sold in January 2005. See Note 22 for further discussion.

The major classes of assets and liabilities of Rockwall I and II, classified as held for sale, at December 31, 2004, and its related balances at December 31, 2003 are as follows (dollars in thousands):

	Dec. 31,	Dec. 31,
	2004	2003
ASSETS
Rental properties, gross	$63,422	$62,896
Accumulated depreciation	(7,916)	(5,522)

Rental properties, net	55,506	57,374
Deferred leasing & financing costs, net	849	997
Other assets	972	1,765

Property held for sale	$57,327	$60,136

LIABILITIES
Notes payable	$43,322	$43,878
Other liabilities	(22)	(62)

Obligations associated with property held for sale	$43,300	$43,816

Below is a summary of the results of operations of sold and held for sale properties through their respective disposition dates, if applicable (dollars in thousands):

	Years ended December 31,
	2004	2003	2002
			(As restated)
Total rental revenue	$12,517	$35,783	$58,157

Property operating expenses	3,509	10,184	16,180
General and administrative	3	4	3
Depreciation and amortization	3,696	8,479	15,039
Provision for impairment of real estate assets	—	—	15,845

Total operating expenses	7,208	18,667	47,067

Interest and other income	1	5	20
Interest expense	(3,713)	(8,513)	(14,007)
Loss on early extinguishment of debt	(40)	(5,588)	(1,444)

Income (loss) before gain on sales of real estate assets	1,557	3,020	(4,341)
Gain on sales of real estate assets	14,427	14,204	6,865

Discontinued operations	$15,984	$17,224	$2,524

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

Market	Properties	Description	City	Proposed Square Footage		Economic Interest		Investment Balance at December 31, 2004		Investment Balance at December 31, 2003
Denver	Three Gateway Center	Third office building constructed at Gateway Park (4-story)	Denver		(1)	100%			(1)	$1,495
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	62,972		50	%(2)	$835		753

TOTAL PROPERTIES UNDER DEVELOPMENT				62,972				$835		$2,248

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000		100%		$5,170		$5,032

	Subtotal - Boston			235,000				5,170		5,032
Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	to be determined		50	%(3)	47,508	(3)	42,610	(3)
	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado zoned for office use	Denver	120,000		100%		4,750		4,750

	Subtotal - Denver			120,000				52,258		47,360
San Francisco	Marina Shores	33.2 acre mixed-use waterfront community, which could include office, retail and multifamily units; currently in entitlement process	Redwood City	to be determined		50	%(4)	79,548	(4)	31,017
	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office park	Hayward	600,000		100%		16,530		16,427

	Subtotal - San Francisco			600,000				96,078		47,444
		Other land not currently under development	New Jersey/San Francisco					5,966		5,732

TOTAL LAND HELD FOR DEVELOPMENT				955,000				$159,472		$105,568

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT AND MORTGAGE LOANS RECEIVABLE				1,017,972				$160,307		$107,816

(1)	This property was acquired by the Company in the third quarter of 2004. See Note 5 for further discussion.
(2)	Interest in the form of a mezzanine loan.
(3)	Interest in the form of a mortgage loan receivable, mezzanine loans and equity. The investment balance includes $12,872 and $40,323 representing the balance of the mortgage loan receivable at December 31, 2004 and 2003, respectively.
(4)	Interest in the form of equity and mezzanine loans. The increase in the investment balance from December 31, 2003 to December 31, 2004 is primarily due to the Company’s consolidation of this entity on January 1, 2004, pursuant to FIN 46 Revised. See Note 19 for further discussion.

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

The Company’s investments in unconsolidated operating joint ventures consist of the following as of December 31, 2004 and 2003 (dollars in thousands):

Joint Venture	Ownership Interest	Property Location	Square Footage/ Units	Property Type	Investment Balance at December 31,
					2004	2003
Rincon Center I & II	10%	San Francisco, CA	741,103 sf	Mixed-Use	$4,158	$4,119
2000 Corporate Ridge	10%	McLean, VA	255,980 sf	Office	3,018	2,895
Gateway Retail I	50%	Denver, CO	12,000 sf	Retail	406	424
Lakecrest Apartments	27%	Aurora, CO	440 units	Residential	4,432	4,773

					$12,014	$12,211

Note 9. MORTGAGE LOANS RECEIVABLE

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

Note 10. OTHER ASSETS

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

Note 11. SECURED AND UNSECURED LIABILITIES

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

Mortgage loans on the consolidated balance sheets as of December 31, 2004 and 2003 are presented net of properties classified as held for sale. The following table reconciles total mortgage loans from the table above to the amounts presented on the consolidated balance sheets:

	December 31,
	2004	2003
Total mortgage loans	$698,070	$649,325
Mortgage loans related to property held for sale (Note 6)	(43,322)	(43,878)

Total mortgage loans adjusted for property held for sale	$654,748	$605,447

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

In connection with a 2001 secured financing, the Company entered into an interest rate cap agreement (caplets) to hedge increases in 30-day LIBOR rates above a specified level. The agreement expired over a term concurrent with the secured financing, was indexed to a 30-day LIBOR rate, was for a notional amount equal to the maximum amount available on the secured financing, and capped 30-day LIBOR to a maximum of 6%. The Company paid a $594,000 fee at the inception of this cap agreement. This derivative financial instrument was subsequently recorded at its fair value with changes in fair value recorded to earnings as a component of interest expense. At December 31, 2004, the Company was not a party to any open interest rate protection agreements.

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

Year Ending
December 31,
2005	$155,086
2006	86,111
2007	49,249
2008	142,474
2009	200,682
Thereafter	85,788

Total	$719,390

Note 12. OTHER LIABILITIES

As of December 31, 2004 and 2003, other liabilities on the consolidated balance sheets consist of the following (in thousands):

	2004	2003
	(As restated)	(As restated)
Accounts payable and accrued liabilities	$3,869	$4,479
Aircraft lease buyout (see Note 18)	—	5,747
SFAS No. 141 below market rate leases, net of accumulated amortization	4,952	5,402
Unsecured note payable	2,710	2,575
Accrued retirement benefits	5,292	5,081
Accrued dividends	15,931	14,569
Interest payable	1,953	1,545
Security deposits	6,487	6,211
Property taxes payable	1,474	1,408
Prepaid rents	4,295	4,528
Deferred income	250	245

Total other liabilities	$47,213	$51,790

Note 13. LOSSES ON EARLY EXTINGUISHMENT OF DEBT

In connection with various loan payoffs (see Note 11), including those related to properties classified as discontinued operations, the Company recorded aggregate losses on early extinguishment of debt of $2,075,000, $5,882,000 and $11,442,000 during the years ended December 31, 2004, 2003 and 2002, respectively, consisting of the write-off of unamortized original financing costs and prepayment penalties. Of these total losses, $40,000, $5,588,000 and $1,444,000 have been included in discontinued operations for the years ended December 31, 2004, 2003 and 2002, respectively, as they are related to loan payoffs in connection with property sales.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Note 14. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $4,046,926, $3,530,212, and $3,466,393 for the years ended December 31, 2004, 2003 and 2002, respectively, and consisted of property management, asset management and other fee income.

Note 15. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Years ended December 31,
	2004	2003	2002
	(As restated)	(As restated)	(As restated)
Net income available to Common Stockholders – Basic	$6,977	$11,901	$1,710
Minority interest	—	—	—

Net income available to Common Stockholders – Diluted	$6,977	$11,901	$1,710

Weighted average shares:
Basic	31,167,080	27,608,267	27,524,059
Stock options and restricted stock	—	—	—
Convertible Operating Partnership Units	—	—	—

Diluted	31,167,080	27,608,267	27,524,059

Basic earnings per share	$0.22	$0.43	$0.06
Diluted earnings per share	$0.22	$0.43	$0.06

For the years ended December 31, 2004, 2003 and 2002, options to purchase shares of the Company’s common stock of 2,766,034, 3,021,034 and 2,851,903, respectively, and convertible operating partnership units of 3,001,957, 3,008,815 and 3,067,072, respectively, have been excluded from the computation of diluted earnings per share as they are anti-dilutive. The preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented.

Note 16. STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the “Plan”) to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company’s 1997 Annual Meeting of Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights (“SARs”) or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights (“DERs”), Performance Units or Preference Shares. The total number of shares of Common Stock available under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

the Plan, may be granted under the Plan may not exceed 1,140,000 shares. In May 1999, the Company’s stockholders approved the grant of 700,000 non-qualified stock options to Robert Batinovich, Chairman of the Company, and 300,000 non-qualified stock options to Andrew Batinovich, President and CEO of the Company, outside the Plan, at exercise prices ranging from $27.03 to $37.84. As of December 31, 2004, 2,766,034 options to purchase shares of Common Stock, including the 1,000,000 of stock options granted to Robert Batinovich and Andrew Batinovich as described above, and 376,241 shares of bonus grants were outstanding under the Plan. The intrinsic value of the bonus grants has been recorded as deferred compensation, with an offsetting entry to additional paid-in-capital, in the accompanying financial statements. See Note 3 for further discussion of the Company’s policies related to its accounting for stock based compensation.

A summary of the status of the Company’s stock option plan as of December 31, 2004, 2003 and 2002, and changes during the years then ended are presented in the table below:

	2004		2003		2002
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	3,021,034	$22.44	3,223,743	$22.03	4,146,186	$20.23
Granted	—	—	—	—	5,000	$20.69
Exercised	(163,170)	$16.34	(125,212)	$14.17	(801,776)	$13.54
Forfeited/Canceled	(91,830)	$19.45	(77,497)	$18.54	(125,667)	$16.72

Outstanding at end of year	2,766,034	$22.88	3,021,034	$22.44	3,223,743	$22.03
Exercisable at end of year	2,425,420	$23.65	2,282,633	$24.35	2,090,529	$25.06

The following table summarizes information about stock options outstanding at December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	Number Outstanding at 12/31/04	Weighted-average remaining contractual life	Weighted-average exercise price	Number Exercisable at 12/31/04	Weighted-average exercise price
Range of Exercise Prices

$11.35 to $15.14	391,104	2.9 years	$13.50	377,482	$13.46
$15.14 to $18.92	933,830	5.1 years	$17.13	611,838	$16.98
$18.92 to $22.70	419,100	3.4 years	$21.44	414,100	$21.45
$22.70 to $26.49	15,000	2.9 years	$25.00	15,000	$25.00
$26.49 to $30.27	340,333	3.7 years	$27.09	340,333	$27.09
$30.27 to $34.06	333,333	3.8 years	$32.44	333,333	$32.44
$34.06 to $37.84	333,334	3.8 years	$37.84	333,334	$37.84

	2,766,034	4.0 years	$22.88	2,425,420	$23.65

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

	2004	2003	2002
			(As restated)
Washington D.C.
Rental revenue	$35,977	$33,444	$26,097
Property operating expense	9,862	9,095	6,790

Net operating income	$26,115	$24,349	$19,307

Rental properties, net	$239,694	$231,944	$152,285

Total expenditures for additions	$43,862	$117,062	$3,311

Southern California
Rental revenue	$33,514	$31,561	$23,986
Property operating expense	10,498	9,951	6,687

Net operating income	$23,016	$21,610	$17,299

Rental properties, net	$203,712	$211,244	$201,249

Total expenditures for additions	$2,219	$36,403	$128,878

Boston
Rental revenue	$28,791	$26,387	$22,032
Property operating expense	11,215	9,344	6,546

Net operating income	$17,576	$17,043	$15,486

Rental properties, net	$147,841	$159,985	$94,029

Total expenditures for additions	$4,507	$71,734	$2,470

Northern New Jersey
Rental revenue	$24,500	$24,145	$24,716
Property operating expense	8,575	7,588	6,277

Net operating income	$15,925	$16,557	$18,439

Rental properties, net	$138,910	$142,808	$142,603

Total expenditures for additions	$2,403	$16,431	$4,677

San Francisco
Rental revenue	$10,177	$10,642	$10,099
Property operating expense	3,142	2,749	2,929

Net operating income	$7,035	$7,893	$7,170

Rental properties, net	$106,126	$108,190	$109,974

Total expenditures for additions	$1,416	$1,576	$26,508

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

	2004	2003	2002
			(As restated)
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

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

	2004	2003	2002
			(As restated)
Las Vegas
Rental revenue	$5,041	$5,240	$6,522
Property operating expense	1,095	1,350	1,629

Net operating income	$3,946	$3,890	$4,893

Rental properties, net	$33,054	$33,945	$60,236

Total expenditures for additions	$721	$271	$1,781

Omaha
Rental revenue	$6,107	$5,836	$5,757
Property operating expense	2,269	2,309	2,046

Net operating income	$3,838	$3,527	$3,711

Rental properties, net	$29,575	$28,831	$29,668

Total expenditures for additions	$2,465	$715	$816

Indianapolis
Rental revenue	$951	$3,554	$4,442
Property operating expense	156	153	405

Net operating income	$795	$3,401	$4,037

Rental properties, net	$4,402	$4,496	$30,265

Total expenditures for additions	$132	$8	$13

All Others
Rental revenue	$6,979	$14,340	$22,043
Property operating expense	4,197	6,462	9,269

Net operating income	$2,782	$7,878	$12,774

Rental properties, net	$70,512	$73,654	$147,238

Total expenditures for additions	$2,499	$15,109	$4,017

Discontinued Operations
Rental revenue	$(12,517)	$(35,783)	$(58,157)
Property operating expenses	(3,509)	(10,184)	(16,180)

Net operating income	$(9,008)	$(25,599)	$(41,977)

Rental properties, net	$(55,506)	$(57,374)	$(57,730)

Total expenditures for additions	$—	$—	$—

Total
Rental revenue	$179,260	$162,854	$139,564
Property operating expenses	63,679	55,714	44,313

Net operating income	$115,581	$107,140	$95,251

Rental properties, net	$1,147,081	$1,156,088	$1,189,724

Total expenditures for additions	$81,894	$267,177	$194,835

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following is a reconciliation of segment revenues and net income to consolidated revenues and net income for the periods presented above (in thousands):

	2004	2003	2002
Revenues
Rental revenue for reportable segments	$179,260	$162,854	$139,564
Fees and reimbursements, including from related parties	4,047	3,616	3,672

Total operating revenue	$183,307	$166,470	$143,236

Net Operating Income
Net operating income for reportable segments	$115,581	$107,140	$95,251
Unallocated amounts:
Fees and reimbursements, including from related parties	4,047	3,616	3,672
Interest and other income	2,598	3,566	5,528
Equity in earnings of unconsolidated operating joint ventures	805	604	329
General and administrative	(11,582)	(12,370)	(11,685)
Depreciation and amortization	(58,952)	(49,079)	(38,888)
Interest expense	(32,888)	(29,478)	(25,304)
Loss on early extinguishment of debt	(2,035)	(294)	(9,998)
Provision for impairment of real estate assets	(3,752)	(2,852)	—
Provision for impairment of non-real estate assets	—	(5,746)	—

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	$13,822	$15,107	$18,905

The following is a reconciliation of segment assets to total assets for the periods presented above (in thousands):

	2004	2003
Rental Properties, net, for reportable segments	$1,147,081	$1,156,088
Unallocated amounts:
Property held for sale	57,327	60,136
Investments in land and development	147,435	67,493
Investments in unconsolidated operating joint ventures	12,014	12,211
Mortgage loans receivable	12,872	40,323
Leasing and financing costs, net	22,447	22,796
Cash and cash equivalents	6,003	18,992
Other assets	25,966	24,390

Total Assets	$1,431,145	$1,402,429

Note 18. PROVISIONS FOR IMPAIRMENT OF ASSETS

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

NOTE 19. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

Note 20. COMMITMENTS AND CONTINGENCIES

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

NOTE 21. EQUITY TRANSACTIONS

Common Stock Offerings

On December 16, 2004, the Company completed the sale of 4,000,000 shares of common stock in an offering underwritten by Goldman, Sachs & Co. The 4,000,000 shares were sold at a per share price of $20.80, resulting in proceeds, net of offering costs, of approximately $82 million. The Company used the net proceeds to redeem a portion of the outstanding shares of its Preferred Stock on January 28, 2005 (as discussed in Note 22). In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under the Company’s unsecured bank line of credit.

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

Note 22. SUBSEQUENT EVENTS

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

Preferred Stock Redemption

On January 28, 2005, the Company redeemed approximately 3.1 million shares of Preferred Stock, representing approximately 45.4% of the total number of outstanding shares. The redemption price was $25.5825 per share of Preferred Stock plus $0.1916 per share in accrued and unpaid dividends for the period from December 24, 2004 through and including January 28, 2005, without interest. This redemption was funded with proceeds from the December 2004 common stock offering (as discussed in Note 21) which had temporarily been used to pay down the Company’s unsecured bank line of credit.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Note 23. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except for weighted average shares and per share amounts):

	Quarter Ended
	March 31, 2004 (1) (unaudited)	June 30, 2004 (1) (unaudited)	Sept 30, 2004 (1) (unaudited)	Dec 31, 2004 (1) (unaudited)
	(As restated)	(As restated)	(As restated)	(As restated)
OPERATING REVENUE
Rental revenue	$43,870	$45,894	$45,736	$43,760
Fees and reimbursements, including from related parties	829	1,032	757	1,429

Total operating revenue	44,699	46,926	46,493	45,189

OPERATING EXPENSES
Property operating expenses	16,184	15,610	15,795	16,090
General and administrative	2,172	4,009	3,025	2,376
Depreciation and amortization	13,944	14,662	15,228	15,118
Provision for impairment of real estate assets	—	—	—	3,752

Total operating expenses	32,300	34,281	34,048	37,336

Interest and other income	832	638	567	561
Equity in earnings of unconsolidated operating joint ventures	188	249	158	210
Interest expense	(7,982)	(7,843)	(8,483)	(8,580)
Loss on early extinguishment of debt	(85)	—	(1,950)	—

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	5,352	5,689	2,737	44
Minority interest	(3)	(833)	(42)	206

Income before discontinued operations and cumulative effect of change in accounting principle	5,349	4,856	2,695	250
Discontinued operations	419	13,369	1,160	1,036

Income before cumulative effect of change in accounting principle	5,768	18,225	3,855	1,286
Cumulative effect of change in accounting principle	(912)	—	—	—

Net income	4,856	18,225	3,855	1,286
Preferred dividends	(3,318)	(3,318)	(3,318)	(3,318)
Dividends paid on redeemed preferred stock	(1,505)	(568)	—	—
(Premium)/discount and writeoff of original issuance costs on preferred stock redemption and repurchases	—	(5,909)	9	—

Net income (loss) available to Common Stockholders	$33	$8,430	$546	$(2,032)

Basic Income (Loss) Per Share Data (2):
Continuing operations	$0.02	$(0.12)	$(0.02)	$(0.09)
Discontinued operations	0.01	0.39	0.04	0.03
Cumulative effect of change in accounting principle	(0.03)	—	—	—

Net income (loss) available to Common Stockholders	$—	$0.27	$0.02	$(0.06)

Basic weighted average shares outstanding	28,564,399	31,662,622	31,682,728	32,745,311

Diluted Income (Loss) Per Share Data (2):
Continuing operations	$0.02	$(0.12)	$(0.02)	$(0.09)
Discontinued operations	0.01	0.39	0.04	0.03
Cumulative effect of change in accounting principle	(0.03)	—	—	—

Net income (loss) available to Common Stockholders	$—	$0.27	$0.02	$(0.06)

Diluted weighted average shares outstanding	31,899,526	31,662,622	31,682,728	32,745,311

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

	Quarter Ended
	March 31, 2003 (1) (unaudited)	June 30, 2003 (1) (unaudited)	Sept 30, 2003 (1) (unaudited)	Dec 31, 2003 (1) (unaudited)
	(As restated)	(As restated)	(As restated)	(As restated)
OPERATING REVENUE
Rental revenue	$38,064	$40,161	$41,469	$43,160
Fees and reimbursements, including from related parties	807	961	791	1,057

Total operating revenue	38,871	41,122	42,260	44,217

OPERATING EXPENSES
Property operating expenses	13,621	12,823	14,380	14,890
General and administrative	3,785	3,754	2,064	2,767
Depreciation and amortization	11,720	12,562	10,007	14,790
Provision for impairment of real estate assets	2,272	—	580	—

Total operating expenses	31,398	29,139	27,031	32,447

Interest and other income	808	1,116	835	807
Equity in earnings of unconsolidated operating joint ventures	123	181	174	126
Interest expense	(6,861)	(6,895)	(7,504)	(8,218)
Loss on early extinguishment of debt	—	—	—	(294)
Provision for impairment of non-real estate assets	—	(3,905)	—	(1,841)

Income before minority interest and discontinued operations	1,543	2,480	8,734	2,350
Minority interest	(551)	(517)	(134)	(60)

Income before discontinued operations	992	1,963	8,600	2,290
Discontinued operations	9,088	7,583	(2,543)	3,096

Net income	10,080	9,546	6,057	5,386
Preferred dividends	(4,889)	(4,888)	(4,822)	(4,823)
Discount on preferred stock repurchases	17	—	237	—

Net income (loss) available to Common Stockholders	$5,208	$4,658	$1,472	$563

Basic Income (Loss) Per Share Data (2):
Continuing operations	$(0.11)	$(0.08)	$0.14	$(0.08)
Discontinued operations	0.30	0.25	(0.09)	0.10

Net income (loss) available to Common Stockholders	$0.19	$0.17	$0.05	$0.02

Basic weighted average shares outstanding	27,639,046	27,600,788	27,605,193	27,596,266

Diluted Income (Loss) Per Share Data (2):
Continuing operations	$(0.11)	$(0.08)	$0.13	$(0.08)
Discontinued operations	0.30	0.25	(0.08)	0.10

Net income (loss) available to Common Stockholders	$0.19	$0.17	$0.05	$0.02

Diluted weighted average shares outstanding	27,639,046	27,600,788	30,901,644	27,596,266

(1)	Net earnings from discontinued operations have been reclassified for all periods presented.
(2)	Quarterly per share amounts do not necessarily sum to per share amounts for the year as weighted average shares outstanding are measured for each period presented, rather than solely for the entire year.

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

continued

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

(in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
		Initial Cost to Company (1)		Costs Capitalized/ (Reduced) Subsequent to Acquisition (3)	Gross Amount Carried at December 31, 2004
Description	Encumbrances (11)	Land	Buildings and Improvements	Improvements	Land	Buildings and Improve. (9)	Total (2)	Accum. Deprec. (10)	Date Acquired (1)	Life Deprec. Over
Indianapolis:
Park 100 Industrial (4)	$—	$427	$1,813	$(1,649)	$427	$164	$591	$11	10/86	1-30 yrs.
Osram Building	—	264	4,515	87	264	4,602	4,866	1,044	4/98	1-30 yrs.

Indianapolis Total	—	691	6,328	(1,562)	691	4,766	5,457	1,055

All Others:
Valley Forge Corporate Center	—	2,505	23,184	2,238	2,505	25,422	27,927	7,524	1/98	1-30 yrs.
J.I. Case - Kansas City (4)	—	236	3,264	(1,197)	236	2,067	2,303	842	3/84	1-30 yrs.
Leawood Office Building	—	1,124	10,300	1,524	1,124	11,824	12,948	2,845	3/98	1-30 yrs.
Thousand Oaks	—	9,747	40,355	6,202	9,747	46,557	56,304	11,977	12/97	1-30 yrs.
Miscellaneous investments	—	—	—	(5,782)	—	(5,782)	(5,782)	—

All Others Total	—	13,612	77,103	2,985	13,612	80,088	93,700	23,188

Property held for sale	(43,322)	(6,822)	(50,137)	(6,463)	(6,822)	(56,600)	(63,422)	(7,916)

Combined Total	$609,748	$212,278	$1,045,325	$109,707	$212,278	$1,155,032	$1,367,310	$220,229

(1)	Initial cost and date acquired by GRT Predecessor Entities, where applicable.
(2)	The aggregate cost for Federal income tax purposes is $1,417,860.
(3)	Bracketed amounts represent reductions to carrying value.
(4)	Initial cost represents original book value carried forward from the financial statements of the GRT Predecessor Entities.
(5)	Cross collateralized loan secured by five properties - $31,703.
(6)	Cross collateralized loans secured by five properties - $67,688.
(7)	Cross collateralized loan secured by nine properties - $184,412.
(8)	Cross collateralized loan secured by three properties - $35,000.
(9)	Includes at market and above market rate in-place leases of $3,185 for 1100 17th Street, $4,779 for 1525 Wilson, $2,298 for Quincy Crossing, $2,416 for King Street Station II, $1,796 for First Financial Plaza, $2,086 for Newport Plaza, $2,693 for 610 West Ash, $4,868 for Aventine, $7,271 for 99 Summer Street, $621 for University Center, $1,318 for Gateway Park.
(10)	Includes accumulated amortization on at market and above market rate in-place leases of $428 for 1100 17th Street, $3,546 for 1525 Wilson, $312 for Quincy Crossing, $1,105 for King Street Station II, $1,347 for First Financial Plaza, $917 for Newport Plaza, $648 for 610 West Ash, $2,903 for Aventine, $2,027 for 99 Summer Street, and $88 for Gateway Park.
(11)	Excludes $45 million encumbrance related to the Marina Shores development project, consolidated pursuant to FIN 46 Revised. See Note 19 for further discussion.

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31:

	2004	2003	2002
Rental Property:
Balance at beginning of year	$1,339,287	$1,372,599	$1,338,022
Add back prior year adjustment for properties held for sale	62,896	60,937	—

Additions during year:
Property acquisitions and additions	81,894	267,177	194,835
Retirements/sales	(53,345)	(298,530)	(83,714)
Provisions for impairment	—	—	(15,845)
Miscellaneous	—	—	238

Balance at end of year before adjustment for property held for sale	1,430,732	1,402,183	1,433,536
Property held for sale (Note 6)	(63,422)	(62,896)	(60,937)

Balance at year end	$1,367,310	$1,339,287	$1,372,599

Accumulated Depreciation:
Balance at beginning of year	$183,199	$182,875	$146,249
Add back prior year adjustment for properties held for sale	5,522	3,207	—

Additions during year:
Depreciation	47,508	42,559	48,994
Retirements/sales	(8,084)	(39,920)	(9,161)

Balance at end of year before adjustment for property held for sale	228,145	188,721	186,082
Property held for sale (Note 6)	(7,916)	(5,522)	(3,207)

Balance at end of year	$220,229	$183,199	$182,875

See accompanying independent registered public accounting firm’s report.

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

December 31, 2004

(in thousands)

COLUMN A	COLUMN B		COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H
Description of Loan and Securing Property	Current Interest Rate		Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount, including accrued interest (2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage loan secured by land located in Aurora, Colorado	9.0	%(1)	7/1/07	Periodic interest and principal payments from proceeds of land parcel sales in the project	None	$15,486	$12,872	None

(1)	In July 2004, the loan was modified to increase the interest rate to 9.0%. See Note 9 for further discussion.
(2)	The aggregate cost for Federal income tax purposes is $20,836.

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

GLENBOROUGH REALTY TRUST INCORPORATED

	By:	Glenborough Realty Trust Incorporated,

Date: December 19, 2005		/s/ Andrew Batinovich
Andrew Batinovich
President and
Chief Executive Officer

Date: December 19, 2005		/s/ Stephen Saul
Stephen Saul
Executive Vice President and
Chief Financial Officer

Date: December 19, 2005		/s/ Terri Garnick
Terri Garnick
Chief Accounting Officer

Date: December 19, 2005		/s/ Laura Wallace
Laura Wallace
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.01	Articles of Amendment and Restatement of Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

3.02	Amended Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.03	The Company’s Form of Articles Supplementary relating to the 7 3/4% Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.04	Articles Supplementary of the Series B Preferred Stock (relating to the Rights Plan) are incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

4.01	Form of Common Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

4.02	Form of 7 3/4% Series A Convertible Preferred Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A which was filed on January 22, 1998.

10.01	Form of Indemnification Agreement for existing Officers and Directors of the Company is incorporated herein by reference to Exhibit 10.02 to the Company’s Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

10.02*	Stock Incentive Plan of the Company (amended and restated as of March 20, 1997) is incorporated herein by reference to Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.03*	Employment Agreement between the Company and Michael Steele is incorporated herein by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.04	Registration Agreement between the Company and GPA, Ltd. is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.05*	Amended and Restated Employment Agreement dated May 7, 2003, between Robert Batinovich and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.06*	Amended and Restated Employment Agreement dated May 7, 2003, between Andrew Batinovich and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.07*	Employment Agreement dated May 7, 2003, between Sandra L. Boyle and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.08*	Letter Agreement dated May 7, 2003, between Robert Batinovich and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.09*	Letter Agreement dated May 7, 2003, between Andrew Batinovich and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.10*	Letter Agreement dated May 7, 2003, between Sandra L. Boyle and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

EXHIBIT INDEX - continued

Exhibit Number	Exhibit Title
11.01	Statement re: Computation of Per Share Earnings is shown in Note 15 of the Consolidated Financial Statements of the Company in Item 15.

12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21.01	Significant Subsidiaries of the Registrant

23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer

31.02	Section 302 Certification of Stephen R. Saul, Chief Financial Officer

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer

32.02	Section 906 Certification of Stephen R. Saul, Chief Financial Officer

*	Indicates management contract or compensatory plan or arrangement.