Form 10-Q/A
period 2005-03-31
GLENBOROUGH REALTY TRUST INC
filed 2006-01-24
CIK 929454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amended 10-Q”) is being filed to restate the unaudited consolidated financial statements of Glenborough Realty Trust Incorporated (the “Company”) as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and 2004. This Amended 10-Q amends the Company’s original Form 10-Q as filed on May 10, 2005 (the “Original 10-Q”). This Amended 10-Q also does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing) affected by subsequent events. Accordingly, this Amended 10-Q should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing, including the Company’s filing on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005 and the Company’s Amendment No.1 on Form 10-K/A as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 which was filed on December 19, 2005.

As described in the Company’s press release and Form 8-K/A dated August 19, 2005 and Form 8-K dated November 4, 2005, the Company has determined that corrections of errors (as described below) are required to its consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and March 31, 2004. These errors did not have any impact on net cash flows from operating, investing and financing activities in the consolidated statement of cash flows for all periods presented. The restatement adjustments have no impact on compliance with any covenants associated with the Company’s unsecured bank line of credit. The consolidated financial statements and accompanying footnotes presented herein reflect the restatement adjustments described below.

The impact of the restatement adjustments on net income available to common stockholders for the three months ended March 31, 2005 and March 31, 2004 is described below. A detailed chart comparing the previously reported balances as compared to the restated balances is provided in Item 2 of this Amended 10-Q. The restatement adjustments relate to:

•	Recording of common and preferred stock dividends: The Company is correcting its accounting for common and preferred stock dividends in the period declared rather than the historical practice of when they were paid. This correction results in a change of the timing of when dividends are recorded. The correction to the December 31, 2004 consolidated balance sheet resulted in: (i) a reduction in distributions in excess of accumulated earnings of $16,135,000, (ii) an increase in other liabilities of $15,931,000 and (iii) an increase in minority interest of $204,000. The impact of this adjustment had no impact on net income but the correction of the preferred stock dividend does impact net income available to common stockholders. The impact of the preferred stock dividend adjustment is a decrease in the preferred stock dividend charge of $1,506,000 and an increase in the minority interest charge of $115,000 resulting in an increase in net income available to common stockholders of $1,391,000 for the three months ended March 31, 2005. There was no impact on net income available to common stockholders for the quarter ended March 31, 2004.

•	Recording of amortization of fees paid for the unsecured bank line of credit: The Company is correcting its amortization for fees paid on our unsecured bank line of credit to properly record amortization given the amendments and the modifications to the line of credit and amendments to the maturity date of the line of credit. The correction results in a write-off of approximately $1.7 million of fees, net of accumulated amortization, in December 1998 in connection with a reduction of the line of credit capacity and a change in the amortization periods during the life of the line of credit as various amendments were made. The correction resulted in a reduction of the December 31, 2004 balance of: (i) distributions in excess of accumulated earnings of $1,755,000, (ii) leasing and financing costs of $1,956,000 and (iii) minority interest of $201,000. The impact of this adjustment is a decrease in interest expense of $149,000 and $92,000 for the three month periods ended March 31, 2005 and March 31, 2004, respectively. These quarterly adjustments also resulted in a partially offsetting increase to the minority interest charge in each period adjusted.

•	Recording of interest rate cap: The Company entered into an interest rate cap to protect against movements in interest rates at the end of 2001. This interest rate cap expired in 2004. The Company did document our intent that this interest rate cap would qualify for hedge accounting under FAS 133, Accounting for Derivatives Instruments and Hedging Activities, but failed to maintain the contemporaneous hedge accounting documentation to qualify for cash flow hedge accounting of the interest rate cap. In addition, the Company failed to record the derivative instrument at fair value on the balance sheet. As a result, the Company was not entitled to apply hedge accounting to this instrument. The failure to qualify for hedge accounting requires that all changes in the fair value of the interest rate cap be recorded in the consolidated statements of operations. In addition, this correction records the changes in the fair value of the cap in the proper periods. The impact of this adjustment is a decrease in interest expense of $80,000 for the three-month period ended March 31, 2004. There was no impact on net income available to common stockholders for the quarter ended March 31, 2005. This quarterly adjustment also resulted in a partially offsetting increase to the minority interest charge for the three months ended March 31, 2004.

INDEX

GLENBOROUGH REALTY TRUST INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2005	December 31, 2004
	(As restated, see Note 2)	(As restated, see Note 2)
ASSETS
Rental properties, gross	$1,371,855	$1,358,769
Accumulated depreciation and amortization	(226,394)	(218,209)

Rental properties, net	1,145,461	1,140,560

Properties held for sale (net of accumulated depreciation and amortization of $2,132 and $10,926 as of March 31, 2005 and December 31, 2004, respectively)	6,552	63,928
Investments in land and development	132,728	147,435
Investments in unconsolidated operating joint ventures	11,875	12,014
Mortgage loans receivable	20,220	12,872
Leasing and financing costs (net of accumulated amortization of $18,682 and $19,770 as of March 31, 2005 and December 31, 2004, respectively)	27,226	22,363
Cash and cash equivalents	3,757	6,003
Other assets	30,418	25,970

TOTAL ASSETS	$1,378,237	$1,431,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$698,835	$654,748
Unsecured bank line of credit	101,889	21,320
Obligations associated with properties held for sale	126	43,380
Other liabilities	48,782	47,133

Total liabilities	849,632	766,581

Minority Interest	34,418	39,127

Stockholders’ Equity:
Common stock, $0.001 par value, 188,000,000 shares authorized, 36,047,738 and 36,033,126 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	36	36
Preferred stock, $0.001 par value, 12,000,000 shares authorized, $25.00 liquidation preference, 3,740,807 and 6,850,325 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	4	7
Additional paid-in capital	796,098	870,622
Deferred compensation	(3,834)	(4,056)
Distributions in excess of accumulated earnings	(298,117)	(241,172)

Total stockholders’ equity	494,187	625,437

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,378,237	$1,431,145

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2005 and 2004

(in thousands, except share and per share amounts)

(unaudited)

	2005	2004
	(As restated, see Note 2)	(As restated, see Note 2)
OPERATING REVENUE
Rental revenue	$46,483	$43,026
Fees and reimbursements, including from related parties	1,095	829

Total operating revenue	47,578	43,855

OPERATING EXPENSES
Property operating expenses	17,475	15,865
General and administrative	3,285	2,172
Depreciation and amortization	15,479	13,611
Provision for impairment of real estate assets	54,410	—

Total operating expenses	90,649	31,648

Interest and other income	1,030	832
Equity in earnings of unconsolidated operating joint ventures	134	188
Interest expense	(9,172)	(7,982)
Loss on early extinguishment of debt	(561)	(85)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(51,640)	5,160
Minority interest	3,710	(3)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(47,930)	5,157
Discontinued operations (including gain on sales of $17,320 and $120 in 2005 and 2004, respectively)	11,107	611

Income (loss) before cumulative effect of change in accounting principle	(36, 823)	5,768
Cumulative effect of change in accounting principle (Note 16)	—	(912)

Net income (loss)	(36,823)	4,856
Preferred dividends	(1,812)	(3,318)
Dividends declared on redeemed preferred stock	(596)	(1,505)
Premium and write-off of original issuance costs on preferred stock redemption	(5,309)	—

Net income (loss) available to Common Stockholders	$(44,540)	$33

Basic Per Share Data:
Continuing operations	$(1.53)	$0.01
Discontinued operations	0.29	0.02
Cumulative effect of change in accounting principle	—	(0.03)

Net income (loss) available to Common Stockholders	$(1.24)	$—

Basic weighted average shares outstanding	35,928,962	28,564,399

Diluted Per Share Data:
Continuing operations	$(1.53)	$0.01
Discontinued operations	0.29	0.02
Cumulative effect of change in accounting principle	—	(0.03)

Net income (loss) available to Common Stockholders	$(1.24)	$—

Diluted weighted average shares outstanding	35,928,962	31,899,526

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2005

(in thousands)

(unaudited)

(as restated)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Deferred Compen- sation	Distributions in excess of accumulated earnings	Total
							(As restated, see Note 2)	(As restated, see Note 2)
Balance at December 31, 2004, as previously reported	36,033	$36	6,850	$7	$870,622	$(4,056)	$(223,282)	$643,327
Restatement adjustment (note 2)	—	—	—	—	—	—	(17,890)	(17,890)

Balance at December 31, 2004, as Restated	36,033	$36	6,850	$7	$870,622	$(4,056)	$(241,172)	$625,437

Exercise of stock options	5	—	—	—	12	—	—	12

Offering costs incurred related to December 2004 common stock offering	—	—	—	—	(158)	—	—	(158)

Mark-to-market of performance-based restricted common stock grant	—	—	—	—	(108)	108	—	—

Issuance of restricted common stock	10	—	—	—	206	(206)	—	—

Amortization of deferred compensation on restricted common stock grants	—	—	—	—	—	320	—	320

Preferred stock redemption	—	—	(3,109)	(3)	(77,745)	—	—	(77,748)

Premium and write-off of original issuance costs on preferred stock redemption	—	—	—	—	3,452	—	(5,309)	(1,857)

Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(183)	—	—	(183)

Dividends declared on common and preferred stock (restated)	—	—	—	—	—	—	(14,217)	(14,217)

Dividends declared on redeemed preferred stock (restated)	—	—	—	—	—	—	(596)	(596)

Net loss (restated)	—	—	—	—	—	—	(36,823)	(36,823)

Balance at March 31, 2005 (as Restated)	36,048	$36	3,741	$4	$796,098	$(3,834)	$(298,117)	$494,187

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2005 and 2004

(in thousands)

(unaudited)

	2005	2004
	(As restated, see Note 2)	(As restated, see Note 2)
Cash flows from operating activities:
Net income (loss)	$(36,823)	$4,856
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	15,842	15,057
Amortization of loan fees, included in interest expense (including discontinued operations)	508	628
Accrued interest on mortgage loans receivable	(348)	(556)
Minority interest in income from operations	(3,710)	3
Equity in earnings of unconsolidated operating joint ventures	(134)	(188)
Gain on sales of real estate assets (included in discontinued operations)	(17,320)	(120)
Loss on early extinguishment of debt (including discontinued operations)	2,939	85
Provision for impairment of real estate assets (including discontinued operations)	58,236	—
Cumulative effect of change in accounting principle	—	912
Amortization of deferred compensation	320	195
Increase in other assets	(10,163)	(2,894)
Increase/(decrease) in other liabilities	2,199	(5,945)

Net cash provided by operating activities	11,546	12,033

Cash flows from investing activities:
Net proceeds from sales of real estate assets	85,635	1,232
Acquisitions of rental properties	(32,452)	—
Payments for capital and tenant improvements	(5,609)	(7,401)
Investments in land and development	(2,621)	(18,410)
Distributions from unconsolidated operating joint ventures	273	220
Principal payments from mortgage loans receivable	—	14,621

Net cash provided by/(used for) investing activities	45,226	(9,738)

Cash flows from financing activities:
Proceeds from borrowings	132,977	32,676
Repayment of borrowings	(91,034)	(114,422)
Payment of deferred financing costs	(1,098)	(745)
Prepayment penalties on loan payoffs	(2,615)	—
Contributions from minority interest holders	80	40
Distributions to minority interest holders	(1,050)	(1,051)
Dividends paid to common and preferred stockholders	(14,425)	(14,569)
Proceeds from issuance of common stock, net of offering costs	(158)	81,566
Preferred stock redemption	(77,748)	—
Dividends paid on redeemed preferred stock	(2,102)	—
Premium on preferred stock redemption	(1,857)	—
Exercise of stock options	12	732

Net cash used for financing activities	(59,018)	(15,773)

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the three months ended March 31, 2005 and 2004

(in thousands)

(unaudited)

	2005	2004
	(As restated, see Note 2)	(As restated, see Note 2)
Net decrease in cash and cash equivalents	$(2,246)	$(13,478)

Cash and cash equivalents at Marina Shores on January 1, 2004 (see below)	—	1,035

Cash and cash equivalents at beginning of period	6,003	18,992

Cash and cash equivalents at end of period	$3,757	$6,549

Supplemental disclosure of cash flow information:

Cash paid for interest (net of capitalized interest of $1,086 and $747 in 2005 and 2004, respectively)	$8,527	$7,296

Supplemental disclosure of non-cash investing and financing activities:

Non-cash components of consolidation of Marina Shores:
Investments in land and development	$—	$46,322
Cash and cash equivalents	—	1,035
Mortgage loans payable	—	(45,000)
Minority interest	—	(2,228)
Other assets and liabilities, net	—	(129)

Total	$—	$—

Assumption of mortgage loan in acquisition of real estate	$39,391	$—

Mortgage loan receivable related to disposition of investment in land and development	$7,000	$—

Write-off of original issuance costs on preferred stock redemption	$3,452	$—

Reallocation of limited partners’ interests in Operating Partnership	$183	$596

Mark-to-market of performance-based restricted common stock grant:
Additional paid-in capital	$(108)	$—
Deferred compensation	108	—

Total	$—	$—

Issuance of restricted common stock:
Additional paid-in capital	$(206)	$—
Deferred compensation	206	—

Total	$—	$—

Common and preferred stock dividends declared but not yet paid	$14,429	$15,931

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

Note 2. RESTATEMENT

The Company has determined that corrections of errors (as described below) are required to its consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and March 31, 2004. These errors did not have any impact on net cash flows from operating, investing and financing activities in the consolidated statement of cash flows for all periods presented. The restatement adjustments have no impact on compliance with any covenants associated with the Company’s unsecured bank line of credit. The consolidated financial statements and accompanying footnotes presented herein reflect the restatement adjustments described below.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

The restatement adjustments relate to:

•	Recording of common and preferred stock dividends: The Company is correcting its accounting for common and preferred stock dividends in the period declared rather than the historical practice of when they were paid. This correction results in a change of the timing of when dividends are recorded. The correction to the December 31, 2004 consolidated balance sheet resulted in: (i) a reduction in distributions in excess of accumulated earnings of $16,135,000, (ii) an increase in other liabilities of $15,931,000 and (iii) an increase in minority interest of $204,000. The impact of this adjustment had no impact on net income but the correction of the preferred stock dividend does impact net income available to common stockholders. The impact of the preferred stock dividend adjustment is a decrease in the preferred stock dividend charge of $1,506,000 and an increase in the minority interest charge of $115,000 resulting in an increase in net income available to common stockholders of $1,391,000 for the three months ended March 31, 2005. There was no impact on net income available to common stockholders for the quarter ended March 31, 2004.

•	Recording of amortization of fees paid for the unsecured bank line of credit: The Company is correcting its amortization for fees paid on their unsecured bank line of credit to properly record amortization given the amendments and the modifications to the line of credit and amendments to the maturity date of the line of credit. The correction results in a write-off of approximately $1.7 million of fees, net of accumulated amortization, in December 1998 in connection with a reduction of the line of credit capacity and a change in the amortization periods during the life of the line of credit as various amendments were made. The correction resulted in a reduction of the December 31, 2004 balance of: (i) distributions in excess of accumulated earnings of $1,755,000, (ii) leasing and financing costs of $1,956,000 and (iii) minority interest of $201,000. The impact of this adjustment is a decrease in interest expense of $149,000 and $92,000 for the three month periods ended March 31, 2005 and March 31, 2004, respectively. These quarterly adjustments also resulted in a partially offsetting increase to the minority interest charge in each period adjusted.

•	Recording of interest rate cap: The Company entered into an interest rate cap to protect against movements in interest rates at the end of 2001. This interest rate cap expired in 2004. The Company did document its intent that this interest rate cap would qualify for hedge accounting under FAS 133, Accounting for Derivatives Instruments and Hedging Activities, but failed to maintain the contemporaneous hedge accounting documentation to qualify for cash flow hedge accounting of the interest rate cap. In addition, the Company failed to record the derivative instrument at fair value on the balance sheet. As a result, the Company was not entitled to apply hedge accounting to this instrument. The failure to qualify for hedge accounting requires that all changes in the fair value of the interest rate cap be recorded in the consolidated statements of operations. In addition, this correction records the changes in the fair value of the cap in the proper periods. The impact of this adjustment is a decrease in interest expense of $80,000 for the three-month period ended March 31, 2004. There was no impact on net income available to common stockholders for the quarter ended March 31, 2005. This quarterly adjustment also resulted in a partially offsetting increase to the minority interest charge for the three months ended March 31, 2004.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

The impact of the restatements on the Company’s consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and March 31, 2004 is summarized below (dollars in thousands). All interim data in the tables below is unaudited.

Consolidated Balance Sheets:

	As of March 31, 2005		As of December 31, 2004
	Previously Reported	As Restated	Previously Reported (2)	As Restated
Leasing and financing costs	$29,033	$27,226	$24,319	$22,363
Total assets	$1,380,044	$1,378,237	$1,433,101	$1,431,145
Other liabilities	$34,353	$48,782	$31,202	$47,133
Total liabilities	$835,203	$849,632	$750,650	$766,581
Minority interest	$34,501	$34,418	$39,124	$39,127
Distributions in excess of accumulated earnings	$(281,964)	$(298,117)	$(223,282)	$(241,172)
Total stockholders’ equity	$510,340	$494,187	$643,327	$625,437
Total liabilities and stockholders’ equity	$1,380,044	$1,378,237	$1,433,101	$1,431,145

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

Interim Consolidated Statements of Operations:

	Three months ended March 31, 2005		Three months ended March 31, 2004
	Previously Reported (3)	As Restated	Previously Reported (2)	As Restated
Interest expense	$9,321	$9,172	$8,153	$7,982
Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$(51,789)	$(51,640)	$4,989	$5,160
Minority interest	$(3,836)	$(3,710)	$12	$(3)
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(47,953)	$(47,930)	$5,001	$5,157
Income (loss) before cumulative effect of change in accounting principle	$(36,846)	$(36,823)	$5,612	$5,768
Net income (loss)	$(36,846)	$(36,823)	$4,700	$4,856
Preferred dividends	(1)	(1)	$4,823	$3,318
Dividends declared on redeemed preferred stock	$2,102	$596	$—	$1,505
Net income (loss) available to Common Stockholders	$(46,069)	$(44,540)	$(123)	$33
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(1.57)	$(1.53)	(1)	(1)
Net income (loss) available to Common Stockholders	$(1.28)	$(1.24)	(1)	(1)
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(1.57)	$(1.53)	(1)	(1)
Net income (loss) available to Common Stockholders	$(1.28)	$(1.24)	(1)	(1)

(1)	The restatements had no effect on this line item for this period.
(2)	Amounts were previously reported in the Original 10-Q filed on May 10, 2005.
(3)	Amounts have not been updated for discontinued operations for properties sold or which became held for sale subsequent to the quarter shown.

Paragraph 7 of note 3, notes 12, 17 and 18 to the consolidated financial statements have been restated for the effect of the restatement adjustments.

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

	Three months ended March 31, 2005	Three months ended March 31, 2004
	(As restated)	(As restated)
Net income (loss) available to Common Stockholders
As reported	$(44,540)	$33
SFAS No. 123 Adjustment	(7)	(59)

Pro forma	$(44,547)	$(26)

Basic earnings (loss) per share
As reported	$(1.24)	$—
SFAS No. 123 Adjustment	—	—

Pro forma	$(1.24)	$—

Diluted earnings (loss) per share
As reported	$(1.24)	$—
SFAS No. 123 Adjustment	—	—

Pro forma	$(1.24)	$—

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

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the gain on sale and the related operating results from these sold properties are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet with the related results from operations classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. As of March 31, 2005, there were two properties, Lake Point Business Park and Park 100 Industrial, classified as held for sale. These two properties were sold in April 2005. See Note 21 for further discussion. Rockwall I and II was classified as held for sale at December 31, 2004, and was sold in January 2005 as discussed above.

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

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at March 31, 2005		Investment Balance at December 31, 2004
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	—	—	(1)	—	(1)	$835

TOTAL PROPERTIES UNDER DEVELOPMENT				—			—		$835

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,192		$5,170

	Subtotal - Boston			235,000			5,192		5,170

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	to be determined	50	%(2)	35,202	(2)	34,636	(2)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,750		4,750

	Subtotal - Denver			120,000			39,952		39,386

San Francisco	Marina Shores	33.2 acre mixed-use waterfront community which could include office, retail and multifamily units; currently in entitlement process	Redwood City	to be determined	50	%(3)	81,553		79,548

	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office park	Hayward	—	—	(4)	—	(4)	16,530

	Subtotal - San Francisco			—			81,553		96,078
		Other land not currently under development	New Jersey/San Francisco				6,031		5,966

TOTAL LAND HELD FOR DEVELOPMENT				355,000			$132,728		$146,600

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT				355,000			$132,728		$147,435

(1)	Interest previously held in the form of a mezzanine loan. In the first quarter of 2005, the mezzanine loan was paid off in full. See above for further discussion.
(2)	Interest in the form of mezzanine loans and equity. In addition, the Company holds a mortgage loan receivable secured by the land with a balance of $13,220 and $12,872 at March 31, 2005 and December 31, 2004, respectively (see Note 9 for further discussion).
(3)	Interest in the form of equity and mezzanine loans. The Company consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised. See Note 16 for further discussion.
(4)	In the first quarter of 2005, the Company sold this property to an unaffiliated third party. See above for further discussion.

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

Certain of the alliances with which the Company conducts business have been deemed to be VIEs as defined by FIN 46 Revised, however, other than Marina Shores as discussed in Note 16, none of these VIEs are required to be consolidated as the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $87.4 million and $50.9 million, respectively, at March 31, 2005, and $92.8 million and $54.5 million, respectively, at December 31, 2004. The Company’s maximum exposure to loss is equal to its investments in these arrangements, plus the related debt guarantees, as described above.

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

NOTE 10. OTHER ASSETS

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

NOTE 11. SECURED AND UNSECURED LOANS

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

NOTE 12. OTHER LIABILITIES

As of March 31, 2005 and December 31, 2004, other liabilities on the consolidated balance sheets consist of the following (in thousands):

	2005	2004
	(As restated)	(As restated)
Accounts payable and accrued liabilities	$2,697	$3,863
SFAS No. 141 below market rate leases, net of accumulated amortization	5,426	4,952
Unsecured note payable	2,744	2,710
Accrued retirement benefits	5,347	5,292
Accrued dividends	14,429	15,931
Interest payable	2,281	1,953
Security deposits	6,791	6,413
Property taxes payable	2,125	1,474
Prepaid rents	3,851	4,295
Deferred gain on sale (see Note 6)	2,960	—
Deferred income	131	250

Total other liabilities	$48,782	$47,133

NOTE 13. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled approximately $122,000 and $829,000 for the three months ended March 31, 2005 and 2004, respectively, and consisted of property management, asset management and other fee income.

NOTE 14. PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS

In connection with the Company’s decision in March 2005 to dispose of assets in its non-core markets and certain non-core assets in core markets, the Company has reduced the intended holding period of 21 assets to two years or less. Based on the Company’s analysis of the future undiscounted cash flows of each asset over the next two years, the Company determined that nine of the assets were impaired. The difference between the estimated fair value (calculated by discounting estimated future cash flows and sales proceeds) and the net book value was approximately $49.3 million. When combined with impairment charges recognized on two additional assets sold during the first quarter of 2005 (as discussed in Notes 6 and 7), the total impairment charge recognized during the three months ended March 31, 2005, was approximately $58.2 million ($3.8 million of which is included in discontinued operations). The remaining twelve assets are expected to generate gains on sale.

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

NOTE 17. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended March 31,
	2005	2004
	(As restated)	(As restated)
Net income (loss) available to Common Stockholders – Basic	$(44,540)	$33
Minority interest	—	3

Net income (loss) available to Common Stockholders – Diluted	$(44,540)	$36

Weighted average shares:
Basic	35,928,962	28,564,399
Stock options and restricted stock	—	333,170
Convertible Operating Partnership Units	—	3,001,957

Diluted	35,928,962	31,899,526

Basic earnings (loss) per share	$(1.24)	$—
Diluted earnings (loss) per share	$(1.24)	$—

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

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

The following is a reconciliation of segment revenues and net operating income to total operating revenue and income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle for the periods presented above (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(As restated, see Note 2)	(As restated, see Note 2)
Revenues
Rental revenue for reportable segments	$46,483	$43,026
Fees and reimbursements, including from related parties	1,095	829

Total operating revenue	$47,578	$43,855

Net Operating Income
Net operating income for reportable segments	$29,008	$27,161
Provision for impairment of real estate assets for reportable segments	(54,410)	—
Unallocated amounts:
Fees and reimbursements, including from related parties	1,095	829
Interest and other income	1,030	832
Equity in earnings of unconsolidated operating joint ventures	134	188
General and administrative	(3,285)	(2,172)
Depreciation and amortization	(15,479)	(13,611)
Interest expense	(9,172)	(7,982)
Loss on early extinguishment of debt	(561)	(85)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$(51,640)	$5,160

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

The following is a reconciliation of segment assets to total assets for the periods presented on the consolidated balance sheets (in thousands):

	As of March 31, 2005	As of December 31, 2004
	(As restated, see Note 2)	(As restated, see Note 2)
Southern California	$202,312	$203,712
Washington D.C.	255,218	239,694
Northern New Jersey	137,073	138,910
Boston	146,834	147,841
San Francisco	105,284	106,126
Chicago	61,992	78,480
Tampa/Orlando	45,347	45,602
St. Louis	29,378	29,395
Denver	42,091	45,637
Minneapolis	25,904	29,647
Las Vegas	32,825	33,054
All others	67,911	104,490
Properties held for sale	(6,708)	(62,028)

Total rental properties, net, for reportable segments	$1,145,461	$1,140,560

Unallocated amounts:
Properties held for sale	6,552	63,928
Investments in land and development	132,728	147,435
Investments in unconsolidated operating joint ventures	11,875	12,014
Mortgage loans receivable	20,220	12,872
Leasing and financing costs, net	27,226	22,363
Cash and cash equivalents	3,757	6,003
Other assets	30,418	25,970

Total Assets	$1,378,237	$1,431,145

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

(unaudited)

NOTE 21. SUBSEQUENT EVENTS

On April 25, 2005, the Company completed the sale of Park 100 Industrial, a 102,400 square foot industrial property located in Indianapolis, Indiana, for a sale price of $2.68 million. The Company expects to recognize a gain on sale in this transaction of approximately $1.9 million. In addition, on April 27, 2005, the Company completed the sale of Lake Point Business Park, a 134,360 square foot industrial property located in Orlando, Florida, for a sale price of $13.1 million. The Company expects to recognize a gain on sale in this transaction of approximately $6.5 million. The proceeds from these dispositions were used to pay down the Company’s unsecured bank line of credit. These two properties are included in the 21 assets which the Company has decided to dispose of over the next two years as discussed in Note 14.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

As previously discussed in note 2 to our consolidated financial statements included herein, we have determined that corrections of errors are required to our consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and March 31, 2004 included in the Original 10-Q. We have revised management’s discussion and analysis of financial condition and results of operations based on our consolidated restated financial statements. The impact of the restatement adjustments on the consolidated financial statements is provided in note 2 to our consolidated financial statements. The impact of the restatements on FFO for the three months ended March 31, 2005 and March 31, 2004 is summarized below (dollars in thousands):

Funds from Operations (FFO):	Previously Reported	As Restated
Three months ended March 31, 2005	$(51,531)	$(49,876)
Three months ended March 31, 2004	$15,537	$15,708

See our definition of FFO and our reconciliation of net income (loss) to FFO beginning on page 46.

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

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	As Reported	Discontinued Operations	Adjusted	As Reported	Discontinued Operations	Adjusted
	(As restated)		(As restated)	(As restated)		(As restated)
OPERATING REVENUE
Rental revenue	$46,483	$866	$47,349	$43,026	$4,477	$47,503
Fees and reimbursements, including from related parties	1,095	—	1,095	829	—	829

Total operating revenue	47,578	866	48,444	43,855	4,477	48,332

OPERATING EXPENSES
Property operating expenses	17,475	366	17,841	15,865	1,448	17,313
General and administrative	3,285	—	3,285	2,172	—	2,172
Depreciation and amortization	15,479	363	15,842	13,611	1,446	15,057
Provision for impairment of real estate assets	54,410	3,826	58,236	—	—	—

Total operating expenses	90,649	4,555	95,204	31,648	2,894	34,542

Interest and other income	1,030	—	1,030	832	—	832
Equity in earnings of unconsolidated operating JV’s	134	—	134	188	—	188
Interest expense	(9,172)	(146)	(9,318)	(7,982)	(1,092)	(9,074)
Loss on early extinguishment of debt	(561)	(2,378)	(2,939)	(85)	—	(85)

Income (loss) before gain on sales of real estate assets, minority interest, discontinued operations and cumulative effect of change in accounting principle	(51,640)	(6,213)	(57,853)	5,160	491	5,651
Gain on sales of real estate assets	—	17,320	17,320	—	120	120

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(51,640)	11,107	(40,533)	5,160	611	5,771
Minority interest (1)	3,710	—	3,710	(3)	—	(3)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(47,930)	11,107	(36,823)	5,157	611	5,768
Discontinued operations	11,107	(11,107)	—	611	(611)	—

Income (loss) before cumulative effect of change in accounting principle	(36,823)	—	(36,823)	5,768	—	5,768
Cumulative effect of change in accounting principle	—	—	—	(912)	—	(912)

Net income (loss)	(36,823)	—	(36,823)	4,856	—	4,856
Preferred dividends	(1,812)	—	(1,812)	(3,318)	—	(3,318)
Dividends declared on redeemed preferred stock	(596)	—	(596)	(1,505)	—	(1,505)
Premium and write-off of original issuance costs on preferred stock redemption	(5,309)	—	(5,309)	—	—	—

Net income (loss) available to Common Stockholders	$(44,540)	$—	$(44,540)	$33	$—	$33

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium and write-off of original issuance costs on preferred stock redemptions.

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

Interest Expense. Interest expense increased $244,000 to $9,318,000 for the three months ended March 31, 2005, from $9,074,000 for the three months ended March 31, 2004. This increase is primarily due to increases in outstanding debt, conversion of floating-rate debt to fixed-rate debt and increases in variable interest rates.

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

Charges associated with the redemption of preferred stock. In January 2005, we redeemed approximately 3.1 million shares of our outstanding 7 3/4% Series A Convertible Preferred Stock. In connection with this redemption, during the three months ended March 31, 2005, we incurred $596,000 for the final dividends declared and paid on the redeemed preferred shareholders, as well as a charge of $5,309,000, which consisted of $3,452,000 for the non-cash write-off of original issuance costs of the preferred shares, $1,812,000 for the premium paid to redeem the preferred shares and $45,000 in other miscellaneous costs.

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

The following table sets forth our reconciliation of net income (loss) to funds from operations (FFO) for the three months ended March 31, 2005 and 2004 (in thousands, except weighted average shares and per share amounts):

	Three Months Ended
	March 31, 2005	March 31, 2004
	(As restated)	(As restated)
Net income (loss)	$(36,823)	$4,856
Cumulative effect of change in accounting principle	—	912
Real estate depreciation and amortization, net of minority interest (1)	14,323	13,394
Preferred dividends	(1,812)	(3,318)
Dividends declared on redeemed preferred stock	(596)	(1,505)
Premium and write-off of original issuance costs on preferred stock redemption	(5,309)	—
Gain on sale from discontinued operations, net of minority interest	(15,988)	(109)
Adjustment to reflect FFO of unconsolidated operating joint ventures (2)	178	179
Adjustment to reflect FFO of minority interest (3)	(3,849)	1,299

FFO available to Common Stockholders	$(49,876)	$15,708

Diluted Per Share Data:
FFO available to Common Stockholders	$(1.27)	$0.49

Reconciliation of diluted weighted average shares:
Diluted weighted average shares outstanding for calculation of EPS	35,928,962	31,899,526
Stock options and restricted stock (4)	249,393	—
Convertible Operating Partnership Units (4)	3,001,957	—

Diluted weighted average shares outstanding for calculation of FFO per diluted share	39,180,312	31,899,526

(1)	Excludes non-real estate depreciation and amortization.
(2)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(3)	Represents the minority interest holders’ share of real estate depreciation and amortization and gain on sales from discontinued operations.
(4)	For the three months ended March 31, 2005, options to purchase shares of our common stock and convertible operating partnership units were anti-dilutive for the purpose of calculating diluted earnings per share and were excluded from the computation of diluted earnings per share.

Forward Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q/A contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward looking statements include statements relating to:

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

The forward-looking statements in this amended quarterly report on Form 10-Q/A are subject to additional risks and uncertainties further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” of our amended Annual Report on Form 10-K/A for the year ended December 31, 2004. We assume no obligation to update or supplement any forward looking-statement.

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

Item 4. Controls and Procedures

(a) Restatement of Previously Issued Financial Statements

As more fully described under Restatement in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we have restated our consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three month periods ended March 31, 2005 and 2004 to correct errors in our previously filed consolidated financial statements. As a result of identifying these errors in the previously issued consolidated financial statements, management has reassessed the impact on its disclosure controls and procedures which is discussed below.

(b) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2005. In such evaluation, it was concluded that our disclosure controls and procedures were effective as of March 31, 2005. In connection with the restatement, under the direction of our principal executive officer and principal financial officer, management reevaluated our disclosure controls and procedures, and identified material weaknesses in our internal control over financial reporting as follows:

(1)	A lack of adequate policies and procedures that require assessing known departures from U.S. generally accepted accounting principles to determine if these departures could cause a material misstatement to our consolidated financial statements. As a result, there was not an effective review of whether accounting for common and preferred stock dividends on a cash basis, as compared to an accrual basis in accordance with U.S. generally accepted accounting principles could cause a material misstatement of our consolidated financial statements. This material weakness resulted in a material error in dividends recorded as of March 31, 2005 and December 31, 2004.

(2)	A lack of adequate policies and procedures regarding the selection of proper accounting policies and the monitoring and review of accounting practices that have a continuing impact on the financial statements. Specifically, we amortized fees paid for an unsecured line of credit obtained in prior periods over an incorrect term and did not appropriately account for these fees upon a modification to the unsecured line of credit. This material weakness resulted in a material error in interest expense recorded as of March 31, 2005 and December 31, 2004.

Based on this reevaluation, and as a result of the material weaknesses in our internal control over financial reporting, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

(c) Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during our quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To remediate the material weaknesses described above, we intend to implement a control whereby the disclosure committee will meet on a quarterly basis to discuss complex and significant transactions in order to provide reasonable assurance that such transactions are reflected accurately and fairly in the financial statements.

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

GLENBOROUGH REALTY TRUST INCORPORATED

	By:	Glenborough Realty Trust Incorporated,

Date: January 24, 2006	/s/ Andrew Batinovich
Andrew Batinovich
Director, President and
Chief Executive Officer

Date: January 24, 2006	/s/ Brian Peay
Brian Peay
Executive Vice President and
Chief Financial Officer

Date: January 24, 2006	/s/ Alvin Fong
Alvin Fong
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
11.01	Statement re: Computation of Earnings Per Share is shown in Note 17 of the Consolidated Financial Statements of the Company in Item 1.

12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.02	Section 302 Certification of Brian Peay, Chief Financial Officer.

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

32.02	Section 906 Certification of Brian Peay, Chief Financial Officer.