Form 10-Q/A
period 2005-06-30
GLENBOROUGH REALTY TRUST INC
filed 2006-02-28
CIK 929454

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 5, 2005, 36,226,166 shares of Common Stock ($0.001 par value) and 3,740,277 shares of 7.75% Series A Convertible Preferred Stock ($0.001 par value, $25.00 per share liquidation preference) were outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amended 10-Q”) is being filed to restate the unaudited consolidated financial statements of Glenborough Realty Trust Incorporated (the “Company”) as of June 30, 2005 and December 31, 2004, and for the three and six months ended June 30, 2005 and 2004. This Amended 10-Q amends the Company’s original Form 10-Q as filed on August 15, 2005 (the “Original 10-Q”). This Amended 10-Q does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing) affected by subsequent events. Accordingly, this Amended 10-Q should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing, including the Company’s filing on Form 10-Q for the quarter ended September 30, 2005 and the Company’s Amendment No.1 on Form 10-K/A as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 which was filed on December 19, 2005 and Amendment No.1 on Form 10-Q/A for the quarter ended March 31, 2005 which was filed on January 24, 2006.

As described in the Company’s press release and Form 8-K/A dated August 19, 2005 and Form 8-K dated November 4, 2005, the Company has determined that corrections of errors (as described below) are required to its consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and June 30, 2004. These errors did not have any impact on net cash flows from operating, investing and financing activities in the consolidated statement of cash flows for all periods presented. The restatement adjustments have no impact on compliance with any covenants associated with the Company’s unsecured bank line of credit. The consolidated financial statements and accompanying footnotes presented herein reflect the restatement adjustments described below. The previously filed Original 10-Q contained a correction of an error related to dividends. This restatement is being filed to restate for the following additional items.

The impact of the restatement adjustments on net income available to common stockholders for the three and six months ended June 30, 2005 and June 30, 2004 is described below. A detailed chart comparing the previously reported balances as compared to the restated balances is provided in Item 2 of this Amended 10-Q. The restatement adjustments relate to:

•	Recording of amortization of fees paid for the unsecured bank line of credit: The Company is correcting its amortization for fees paid on its unsecured bank line of credit to properly record amortization given the amendments and the modifications to the line of credit and amendments to the maturity date of the line of credit. The correction results in a write-off of approximately $1.7 million of fees, net of accumulated amortization, in December 1998 in connection with a reduction of the line of credit capacity and a change in the amortization periods during the life of the line of credit as various amendments were made. The correction resulted in a reduction of the December 31, 2004 balance of: (i) distributions in excess of accumulated earnings of $1,747,000, (ii) leasing and financing costs of $1,956,000 and (iii) minority interest of $209,000. The impact of this adjustment is a decrease in interest expense of $148,000 and $240,000 for the three and six months ended June 30, 2004, respectively. The impact of this adjustment is a decrease in interest expense of $149,000 and $298,000 for the three and six months ended June 30, 2005, respectively. These quarterly adjustments also resulted in a partially offsetting increase to the minority interest charge of $12,000 and $21,000 for the three and six months ended June 30, 2004 and $11,000 and $22,000 for the three and six months ended June 30, 2005.

•	Recording of interest rate cap: The Company entered into an interest rate cap to protect against movements in interest rates at the end of 2001. This interest rate cap expired in 2004. The Company did document its intent that this interest rate cap would qualify for hedge accounting under FAS 133, Accounting for Derivatives Instruments and Hedging Activities, but failed to maintain the contemporaneous hedge accounting documentation to qualify for cash flow hedge accounting of the interest rate cap. In addition, the Company failed to record the derivative instrument at fair value on the balance sheet. As a result, the Company was not entitled to apply hedge accounting to this instrument. The failure to qualify for hedge accounting requires that all changes in the fair value of the interest rate cap be recorded in the consolidated statements of operations. In addition, this correction records the changes in the fair value of the cap in the proper periods. The impact of this adjustment is a decrease in interest expense of $236,000 and $316,000 for the three and six months ended June 30, 2004, respectively. There was no impact on net income available to common stockholders for the three and six months ended June 30, 2005. This quarterly adjustment also resulted in a partially offsetting increase to the minority interest charge of $22,000 and $28,000 for the three and six months ended June 30, 2004.

INDEX

GLENBOROUGH REALTY TRUST INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2005	December 31, 2004
	(As restated, see Note 2)	(As restated, see Note 2)
ASSETS
Rental properties, gross	$1,205,652	$1,367,310
Accumulated depreciation and amortization	(193,199)	(220,229)

Rental properties, net	1,012,453	1,147,081

Properties held for sale	119,886	57,327
Investments in land and development	134,372	147,435
Investments in unconsolidated operating joint ventures	11,936	12,014
Mortgage loans receivable	11,073	12,872
Leasing and financing costs (net of accumulated amortization of $17,403 and $19,812 as of June 30, 2005 and December 31, 2004, respectively)	25,001	22,447
Straight-line rent receivable (net of allowances of $176 and $528 as of June 30, 2005 and December 31, 2004, respectively)	16,344	15,764
Cash and cash equivalents	4,832	6,003
Other assets	15,229	10,202

TOTAL ASSETS	$1,351,126	$1,431,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$728,151	$654,748
Unsecured bank line of credit	44,119	21,320
Obligations associated with properties held for sale	2,848	43,300
Other liabilities	45,542	47,213

Total liabilities	820,660	766,581

Minority Interest	34,531	39,127

Stockholders’ Equity:
Common stock, $0.001 par value, 188,000,000 shares authorized, 36,216,166 and 36,033,126 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	36	36
Convertible preferred stock, $0.001 par value, 12,000,000 shares authorized, $25.00 liquidation preference, 3,740,277 and 6,850,325 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	4	7
Additional paid-in capital	798,575	870,622
Deferred compensation	(3,653)	(4,056)
Distributions in excess of accumulated earnings	(299,027)	(241,172)

Total stockholders’ equity	495,935	625,437

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,351,126	$1,431,145

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2005 and 2004

(in thousands, except share and per share amounts)

(unaudited)

	2005	2004
	(As restated, see Note 2)	(As restated, see Note 2)
OPERATING REVENUE
Rental revenue	$40,556	$38,302
Fees and reimbursements, including from related parties	1,359	1,032

Total operating revenue	41,915	39,334

OPERATING EXPENSES
Property operating expenses	13,305	12,493
General and administrative	3,925	3,999
Depreciation and amortization	12,990	12,240

Total operating expenses	30,220	28,732

Interest and other income	615	638
Equity in earnings of unconsolidated operating joint ventures	169	249
Interest expense	(9,575)	(7,719)

Income before minority interest and discontinued operations	2,904	3,770
Minority interest (including share of discontinued operations)	(1,005)	(833)

Income before discontinued operations	1,899	2,937
Discontinued operations (including gain on sales of $9,309 and $12,408 in 2005 and 2004, respectively)	11,892	15,288

Net income	13,791	18,225
Preferred dividends	(1,812)	(3,318)
Dividends paid on redeemed preferred stock	—	(568)
Premium and write-off of original issuance costs on preferred stock redemption	—	(5,909)

Net income available to Common Stockholders	$11,979	$8,430

Basic Earnings Per Share Data:
Continuing operations	$0.03	$(0.17)
Discontinued operations	0.30	0.44

Net income available to Common Stockholders	$0.33	$0.27

Basic weighted average shares outstanding	35,921,157	31,662,622

Diluted Earnings Per Share Data:
Continuing operations	$0.03	$(0.17)
Discontinued operations	0.30	0.44

Net income available to Common Stockholders	$0.33	$0.27

Diluted weighted average shares outstanding	39,159,087	31,662,622

Dividends declared per common share outstanding	$0.35	$0.35

Dividends declared per preferred share outstanding	$0.48	$0.48

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the six months ended June 30, 2005 and 2004

(in thousands, except share and per share amounts)

(unaudited)

	2005	2004
	(As restated, see Note 2)	(As restated, see Note 2)
OPERATING REVENUE
Rental revenue	$79,969	$74,728
Fees and reimbursements, including from related parties	2,454	1,861

Total operating revenue	82,423	76,589

OPERATING EXPENSES
Property operating expenses	27,570	25,377
General and administrative	7,210	6,170
Depreciation and amortization	26,181	23,751
Provision for impairment of real estate assets	29,810	—

Total operating expenses	90,771	55,298

Interest and other income	1,645	1,469
Equity in earnings of unconsolidated operating joint ventures	302	437
Interest expense	(18,623)	(15,566)
Loss on early extinguishment of debt	(561)	(85)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(25,585)	7,546
Minority interest (including share of discontinued operations)	2,705	(836)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(22,880)	6,710
Discontinued operations (including gain on sales of $26,629 and $12,528 in 2005 and 2004, respectively - see Note 6)	(152)	17,283

Income (loss) before cumulative effect of change in accounting principle	(23,032)	23,993
Cumulative effect of change in accounting principle (Note 16)	—	(912)

Net income (loss)	(23,032)	23,081
Preferred dividends	(3,624)	(6,636)
Dividends paid on redeemed preferred stock	(596)	(2,073)
Premium and write-off of original issuance costs on preferred stock redemption	(5,309)	(5,909)

Net income (loss) available to Common Stockholders	$(32,561)	$8,463

Basic Earnings (Loss) Per Share Data:
Continuing operations	$(0.90)	$(0.21)
Discontinued operations	(0.01)	0.52
Cumulative effect of change in accounting principle	—	(0.03)

Net income (loss) available to Common Stockholders	$(0.91)	$0.28

Basic weighted average shares outstanding	35,870,534	30,114,060

Diluted Earnings (Loss) Per Share Data:
Continuing operations	$(0.90)	$(0.21)
Discontinued operations	(0.01)	0.52
Cumulative effect of change in accounting principle	—	(0.03)

Net income (loss) available to Common Stockholders	$(0.91)	$0.28

Diluted weighted average shares outstanding	35,870,534	30,114,060

Dividends declared per common share outstanding	$0.70	$0.70

Dividends declared per preferred share outstanding	$0.97	$0.97

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2005

(in thousands)

(unaudited)

(as restated)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Deferred Compen- sation	Distributions in excess of accumulated earnings	Total
	Shares	Par Value	Shares	Par Value
							(As restated, see Note 2)	(As restated, see Note 2)
Balance at December 31, 2004, as previously reported	36,033	$36	6,850	$7	$870,622	$(4,056)	$(239,425)	$627,184
Restatement adjustment	—	—	—	—	—	—	(1,747)	(1,747)

Balance at December 31, 2004, as Restated	36,033	$36	6,850	$7	$870,622	$(4,056)	$(241,172)	$625,437

Exercise of stock options	157	—	—	—	2,269	—	—	2,269
Conversion of Operating Partnership units into common stock	9	—	—	—	—	—	—	—
Offering costs incurred related to December 2004 common stock offering	—	—	—	—	(158)	—	—	(158)
Mark-to-market of performance-based restricted common stock grant	—	—	—	—	(35)	35	—	—
Issuance of restricted common stock	17	—	—	—	261	(261)	—	—
Amortization of deferred compensation on restricted common stock grants	—	—	—	—	—	629	—	629
Preferred stock redemption	—	—	(3,110)	(3)	(77,745)	—	—	(77,748)
Premium and write-off of original issuance costs on preferred stock redemption	—	—	—	—	3,452	—	(5,309)	(1,857)
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(91)	—	—	(91)
Dividends declared on common and preferred stock	—	—	—	—	—	—	(28,918)	(28,918)
Dividends declared on redeemed preferred stock	—	—	—	—	—	—	(596)	(596)
Net loss	—	—	—	—	—	—	(23,032)	(23,032)

Balance at June 30, 2005	36,216	$36	3,740	$4	$798,575	$(3,653)	$(299,027)	$495,935

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2005 and 2004

(in thousands)

(unaudited)

	2005	2004
	(As restated, see Note 2)	(As restated, see Note 2)
Cash flows from operating activities:
Net income (loss)	$(23,032)	$23,081
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	29,949	30,856
Amortization of loan fees, included in interest expense (including discontinued operations)	981	1,044
Accrued interest on mortgage loans receivable	(701)	(1,028)
Minority interest (including share of discontinued operations)	(2,705)	836
Equity in earnings of unconsolidated operating joint ventures	(302)	(437)
Gain on sales of real estate assets (included in discontinued operations)	(26,629)	(12,528)
Loss on early extinguishment of debt (including discontinued operations)	3,073	85
Provision for impairment of real estate assets (including discontinued operations)	58,236	—
Cumulative effect of change in accounting principle	—	912
Amortization of deferred compensation	629	484
Increase in other assets	(14,637)	(2,505)
Increase/(decrease) in other liabilities	1,621	(5,742)

Net cash provided by operating activities	26,483	35,058

Cash flows from investing activities:
Net proceeds from sales of real estate assets	115,262	13,664
Acquisitions of rental properties	(34,022)	(17,165)
Payments for capital and tenant improvements	(13,208)	(13,134)
Investments in land and development	(4,265)	(20,233)
Distributions from unconsolidated operating joint ventures	380	515
Principal payments from mortgage loans receivable	9,500	14,952

Net cash provided by/(used for) investing activities	73,647	(21,401)

Cash flows from financing activities:
Proceeds from borrowings	188,737	200,008
Repayment of borrowings	(175,248)	(193,754)
Payment of deferred financing costs	(1,634)	(1,681)
Prepayment penalties on loan payoffs	(2,725)	—
Contributions from minority interest holders	120	80
Distributions to minority interest holders	(2,102)	(2,101)
Dividends paid to common and preferred stockholders	(28,853)	(29,052)
Proceeds from issuance of common stock, net of offering costs	(158)	81,396
Preferred stock redemption	(77,748)	(77,459)
Dividends paid on redeemed preferred stock	(2,102)	(2,073)
Premium on preferred stock redemption	(1,857)	(2,461)
Exercise of stock options	2,269	1,132

Net cash used for financing activities	(101,301)	(25,965)

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

Note 2. RESTATEMENT

The Company determined that a correction was required in the accounting for common and preferred stock dividends in accordance with generally accepted accounting principles. The Company’s historical accounting was to record dividends in the period in which they were paid rather than the period in which they were declared. The correction of this accounting error required a restatement of the Company’s consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 (including interim periods for 2004 and 2003), as well as the consolidated financial statements as of and for the quarter ended March 31, 2005. This restatement was previously reported in the Company’s original Form 10-Q for the quarter ended June 30, 2005 filed on August 15, 2005. This correction did not impact net income for any period, although it did affect income available to common stockholders and basic and diluted earnings per share.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

In addition to the restatement for common and preferred stock dividends, the Company has determined that corrections of errors (as described below) are required to its consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and June 30, 2004. These errors did not have any impact on net cash flows from operating, investing and financing activities in the consolidated statement of cash flows for all periods presented. The restatement adjustments have no impact on compliance with any covenants associated with the Company’s unsecured bank line of credit. The consolidated financial statements and accompanying footnotes presented herein reflect the restatement adjustments described below.

The restatement adjustments relate to:

•	Recording of amortization of fees paid for the unsecured bank line of credit: The Company is correcting its amortization for fees paid on its unsecured bank line of credit to properly record amortization given the amendments and the modifications to the line of credit and amendments to the maturity date of the line of credit. The correction results in a write-off of approximately $1.7 million of fees, net of accumulated amortization, in December 1998 in connection with a reduction of the line of credit capacity and a change in the amortization periods during the life of the line of credit as various amendments were made. The correction resulted in a reduction of the December 31, 2004 balance of: (i) distributions in excess of accumulated earnings of $1,747,000, (ii) leasing and financing costs of $1,956,000 and (iii) minority interest of $209,000. The impact of this adjustment is a decrease in interest expense of $148,000 and $240,000 for the three and six months ended June 30, 2004, respectively. The impact of this adjustment is a decrease in interest expense of $149,000 and $298,000 for the three and six months ended June 30, 2005, respectively. These quarterly adjustments also resulted in a partially offsetting increase to the minority interest charge of $12,000 and $21,000 for the three and six months ended June 30, 2004 and $11,000 and $22,000 for the three and six months ended June 30, 2005

•	Recording of interest rate cap: The Company entered into an interest rate cap to protect against movements in interest rates at the end of 2001. This interest rate cap expired in 2004. The Company did document its intent that this interest rate cap would qualify for hedge accounting under FAS 133, Accounting for Derivatives Instruments and Hedging Activities, but failed to maintain the contemporaneous hedge accounting documentation to qualify for cash flow hedge accounting of the interest rate cap. In addition, the Company failed to record the derivative instrument at fair value on the balance sheet. As a result, the Company was not entitled to apply hedge accounting to this instrument. The failure to qualify for hedge accounting requires that all changes in the fair value of the interest rate cap be recorded in the consolidated statements of operations. In addition, this correction records the changes in the fair value of the cap in the proper periods. The impact of this adjustment is a decrease in interest expense of $236,000 and $316,000 for the three and six months ended June 30, 2004, respectively. There was no impact on net income available to common stockholders for the three and six months ended June 30, 2005. This quarterly adjustment also resulted in a partially offsetting increase to the minority interest charge of $22,000 and $28,000 for the three and six months ended June 30, 2004.

The impact of the restatements on the Company’s consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and June 30, 2004 is summarized below (dollars in thousands). All interim data in the tables below is unaudited.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

	As of June 30, 2005		As of December 31, 2004
Consolidated Balance Sheets:	Previously Reported	As Restated	Previously Reported (2)	As Restated
Leasing and financing costs	$26,659	$25,001	$24,403	$22,447
Total assets	$1,352,784	$1,351,126	$1,433,101	$1,431,145
Minority interest	$34,718	$34,531	$39,336	$39,127
Distributions in excess of accumulated earnings	$(297,556)	$(299,027)	$(239,425)	$(241,172)
Total stockholders’ equity	$497,406	$495,935	$627,184	$625,437
Total liabilities and stockholders’ equity	$1,352,784	$1,351,126	$1,433,101	$1,431,145

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

	Three months ended June 30, 2005				Three months ended June 30, 2004
Interim Consolidated Statements of Operations:	Previously Reported (3)		As Restated		Previously Reported (2)	As Restated
Interest expense	$9,724		$9,575		$8,104	$7,719
Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$2,755		$2,904		$3,385	$3,770
Minority interest	$(994)		$(1,005)		$(799)	$(833)
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$1,761		$1,899		$2,586	$2,937
Income (loss) before cumulative effect of change in accounting principle	$13,653		$13,791		$17,874	$18,225
Net income (loss)	$13,653		$13,791		$17,874	$18,225
Net income (loss) available to Common Stockholders	$11,841		$11,979		$8,079	$8,430
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$0.02		$0.03		$(0.18)	$(0.17)
Income from discontinued operations	$0.31		$0.30		(1)	(1)
Net income (loss) available to Common Stockholders		(1)		(1)	$0.26	$0.27
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$0.02		$0.03		$(0.18)	$(0.17)
Income from discontinued operations	$0.31		$0.30		(1)	(1)
Net income (loss) available to Common Stockholders		(1)		(1)	$0.26	$0.27

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

	Six months ended June 30, 2005		Six months ended June 30, 2004
Interim Consolidated Statements of Operations:	Previously Reported (3)	As Restated	Previously Reported (2)	As Restated
Interest expense	$18,922	$18,623	$16,122	$15,566
Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$(25,884)	$(25,585)	$6,990	$7,546
Minority interest	$2,727	$2,705	$(787)	$(836)
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(23,157)	$(22,880)	$6,203	$6,710
Income (loss) before cumulative effect of change in accounting principle	$(23,309)	$(23,032)	$23,486	$23,993
Net income (loss)	$(23,309)	$(23,032)	$22,574	$23,081
Net income (loss) available to Common Stockholders	$(32,838)	$(32,561)	$7,956	$8,463
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.91)	$(0.90)	$(0.23)	$(0.21)
Net income (loss) available to Common Stockholders	$(0.92)	$(0.91)	$0.26	$0.28

Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.91)	$(0.90)	$(0.23)	$(0.21)
Net income (loss) available to Common Stockholders	$(0.92)	$(0.91)	$0.26	$0.28

(1)	The restatements had no effect on this line item for this period.
(2)	Amounts were previously reported in the Original 10-Q filed on August 15, 2005. Amounts previously reported include the restatement to accrue common and preferred stock dividends which was included in the Original 10-Q filed on August 15, 2005 which decreased distributions in excess of accumulated earnings as of December 31, 2004 by $16,143,000 and increased net income available to common stockholders by $1,373,000 for the three and six months ended June 30, 2004.
(3)	Amounts have not been updated for discontinued operations for properties sold or which became held for sale subsequent to the quarter shown.

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

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss) available to Common Stockholders
As reported *	$11,979	$8,430	$(32,561)	$8,463
SFAS No. 123 Adj.	16	(24)	8	(83)

Pro forma	$11,995	$8,406	$(32,553)	$8,380

Basic earnings (loss) per share
As reported *	$0.33	$0.27	$(0.91)	$0.28
SFAS No. 123 Adj.	—	—	—	—

Pro forma	$0.33	$0.27	$(0.91)	$0.28

Diluted earnings (loss) per share
As reported *	$0.33	$0.27	$(0.91)	$0.28
SFAS No. 123 Adj.	—	—	—	—

Pro forma	$0.33	$0.27	$(0.91)	$0.28

There were no stock options granted during the six months ended June 30, 2005 and 2004.

*	As restated for the three and six months ended June 30, 2004 and 2005. See Note 2.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at June 30, 2005		Investment Balance at December 31, 2004
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	—	—	(1)	—	(1)	$835

TOTAL PROPERTIES UNDER DEVELOPMENT							—		$835

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,216		$5,170

	Subtotal -Boston			235,000			5,216		5,170

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	to be determined	50	%(2)	35,473	(2)	34,636	(2)
	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,750		4,750

	Subtotal -Denver			120,000			40,223		39,386

San Francisco	Marina Shores	33.2 acre mixed-use waterfront community which could include office, retail and multifamily units; currently in entitlement process	Redwood City	to be determined	50	%(3)	82,814		79,548
	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office park	Hayward	—	—	(4)	—	(4)	16,530

	Subtotal - San Francisco			—			82,814		96,078
		Other land held for development	New Jersey/San Francisco				6,119		5,966

TOTAL LAND HELD FOR DEVELOPMENT				355,000			$134,372		$146,600

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT				355,000			$134,372		$147,435

(1)	Interest previously held in the form of a mezzanine loan. In the first quarter of 2005, the mezzanine loan was paid off in full. See above for further discussion.
(2)	Interest in the form of mezzanine loans and equity. In addition, the Company holds a mortgage loan receivable secured by the land with a balance of $11,073 and $12,872 at June 30, 2005 and December 31, 2004, respectively (see Note 9 for further discussion).
(3)	Interest in the form of equity and mezzanine loans. The Company consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised. See Note 16 for further discussion.
(4)	In the first quarter of 2005, the Company sold this property to an unaffiliated third party. See above for further discussion.

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

NOTE 17. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(As restated, see Note 2)	(As restated, see Note 2)	(As restated, see Note 2)	(As restated, see Note 2)
Net income (loss) available to Common Stockholders – Basic	$11,979	$8,430	$(32,561)	$8,463
Minority interest	1,005	—	—	—

Net income (loss) available to Common Stockholders – Diluted	$12,984	$8,430	$(32,561)	$8,463

Weighted average shares:
Basic	35,921,157	31,662,622	35,870,534	30,114,060
Stock options and restricted stock	243,961	—	—	—
Convertible Operating Partnership Units	2,993,969	—	—	—

Diluted	39,159,087	31,662,622	35,870,534	30,114,060

Basic earnings (loss) per share	$0.33	$0.27	$(0.91)	$0.28
Diluted earnings (loss) per share	$0.33	$0.27	$(0.91)	$0.28

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

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

The following is a reconciliation of segment revenues to total operating revenue and segment net operating income to income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle for the periods presented above (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(As restated, see Note 2)	(As restated, see Note 2)	(As restated, see Note 2)	(As restated, see Note 2)
Revenues
Rental revenue for reportable segments	$40,556	$38,302	$79,969	$74,728
Fees and reimbursements, including from related parties	1,359	1,032	2,454	1,861

Total operating revenue	$41,915	$39,334	$82,423	$76,589

Net Operating Income
Net operating income for reportable segments	$27,251	$25,809	$52,399	$49,351
Provision for impairment of real estate assets for reportable segments	—	—	(29,810)	—
Unallocated amounts:
Fees and reimbursements, including from related parties	1,359	1,032	2,454	1,861
Interest and other income	615	638	1,645	1,469
Equity in earnings of unconsolidated operating joint ventures	169	249	302	437
General and administrative	(3,925)	(3,999)	(7,210)	(6,170)
Depreciation and amortization	(12,990)	(12,240)	(26,181)	(23,751)
Interest expense	(9,575)	(7,719)	(18,623)	(15,566)
Loss on early extinguishment of debt	—	—	(561)	(85)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$2,904	$3,770	$(25,585)	$7,546

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2005 and 2004

(unaudited)

The following is a reconciliation of segment assets to total assets for the periods presented on the consolidated balance sheets (in thousands):

	As of June 30, 2005	As of December 31, 2004
	(As restated, see Note 2)	(As restated, see Note 2)
Washington D.C.	$253,605	$239,694
Southern California	201,011	203,712
Northern New Jersey	133,459	138,910
Boston	146,101	147,841
San Francisco	104,788	106,126
Chicago	51,481	78,480
St. Louis	29,476	29,395
Tampa/Orlando	39,499	45,602
Denver	41,814	45,637
Minneapolis	25,893	29,647
Las Vegas	32,579	33,054
All others	67,181	104,489
Properties held for sale	(114,434)	(55,506)

Total rental properties, net, for reportable segments	1,012,453	1,147,081

Unallocated amounts:
Properties held for sale, net	119,886	57,327
Investments in land and development	134,372	147,435
Investments in unconsolidated operating joint ventures	11,936	12,014
Mortgage loans receivable	11,073	12,872
Leasing and financing costs, net	25,001	22,447
Straight-line rent receivable, net	16,344	15,764
Cash and cash equivalents	4,832	6,003
Other assets	15,229	10,202

Total Assets	$1,351,126	$1,431,145

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

As previously discussed in note 2 to our consolidated financial statements included herein, we have determined that corrections of errors are required to our consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and June 30, 2004 included in the Original 10-Q. We have revised management’s discussion and analysis of financial condition and results of operations based on our consolidated restated financial statements. The impact of the restatement adjustments on the consolidated financial statements is provided in note 2 to our consolidated financial statements. The impact of the restatements on net income (loss) and FFO for the three and six months ended June 30, 2005 and June 30, 2004 is summarized below (dollars in thousands):

Net income (loss):	Previously Reported	As Restated
Three months ended June 30, 2005	$13,653	$13,791
Six months ended June 30, 2005	$(23,309)	$(23,032)
Three months ended June 30, 2004	$17,874	$18,225
Six months ended June 30, 2004	$22,574	$23,081

Funds from Operations (FFO):	Previously Reported	As Restated
Three months ended June 30, 2005	$17,482	$17,631
Six months ended June 30, 2005	$(32,543)	$(32,245)
Three months ended June 30, 2004	$12,104	$12,488
Six months ended June 30, 2004	$27,641	$28,196

See our definition of FFO and our reconciliation of net income (loss) to FFO beginning on page 55.

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

Results of Operations

Overview

Net Income (Loss) Available to Common Stockholders

For the three months ended June 30, 2005, we had net income available to common stockholders of $11,979,000, or $0.33 per diluted share, as compared with $8,430,000, or $0.27 per diluted share for the three months ended June 30, 2004. The three months ended June 30, 2005 included gains on sales of $9,309,000, or $0.24 per diluted share, as compared with gains on sales of $12,408,000, or $0.39 per diluted share, for the same period in 2004. Additionally, included in the three months ended June 30, 2004, were charges of $6,477,000, or $0.20 per diluted share associated with our 2004 redemption of preferred stock. The charges were $3,448,000 for the non-cash write-off of original issuance costs, $2,461,000 for the premium and other miscellaneous costs paid to redeem the preferred stock and $568,000 for the stub period dividends paid to the redeemed preferred stockholders.

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

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Per Financial Statements	Discontinued Operations	Adjusted	Per Financial Statements	Discontinued Operations	Adjusted
	(2)		(2)	(2)		(2)
OPERATING REVENUE
Rental revenue	$40,556	$6,999	$47,555	$38,302	$11,675	$49,977
Fees and reimbursements, including from related parties	1,359	—	1,359	1,032	—	1,032

Total operating revenue	41,915	6,999	48,914	39,334	11,675	51,009

OPERATING EXPENSES
Property operating expenses	13,305	3,110	16,415	12,493	4,049	16,542
General and administrative	3,925	—	3,925	3,999	11	4,010
Depreciation and amortization	12,990	1,116	14,106	12,240	3,559	15,799

Total operating expenses	30,220	4,226	34,446	28,732	7,619	36,351

Interest and other income	615	—	615	638	—	638
Equity in earnings of unconsolidated operating JV’s	169	—	169	249	—	249
Interest expense	(9,575)	(55)	(9,630)	(7,719)	(1,176)	(8,895)
Loss on early extinguishment of debt	—	(135)	(135)	—	—	—

Income before gain on sales of real estate assets, minority interest and discontinued operations	2,904	2,583	5,487	3,770	2,880	6,650
Gain on sales of real estate assets	—	9,309	9,309	—	12,408	12,408

Income before minority interest and discontinued operations	2,904	11,892	14,796	3,770	15,288	19,058
Minority interest (1)	(1,005)	—	(1,005)	(833)	—	(833)

Income before discontinued operations	1,899	11,892	13,791	2,937	15,288	18,225
Discontinued operations	11,892	(11,892)	—	15,288	(15,288)	—

Net income	13,791	—	13,791	18,225	—	18,225
Preferred dividends	(1,812)	—	(1,812)	(3,318)	—	(3,318)
Dividends paid on redeemed preferred stock	—	—	—	(568)	—	(568)
Premium and write-off of original issuance costs on preferred stock redemption	—	—	—	(5,909)	—	(5,909)

Net income available to Common Stockholders	$11,979	$—	$11,979	$8,430	$—	$8,430

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium and write-off of original issuance costs on preferred stock redemptions.
(2)	As restated. See discussion above under Restatement.

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

Interest Expense. Interest expense increased $735,000, or 8.3%, to $9,630,000 for the three months ended June 30, 2005, from $8,895,000 for the three months ended June 30, 2004. This increase is primarily due to increases in outstanding debt, conversion of floating-rate debt to fixed-rate debt and increases in variable interest rates.

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

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Per Financial Statements	Discontinued Operations	Adjusted	Per Financial Statements	Discontinued Operations	Adjusted
	(2)		(2)	(2)		(2)
OPERATING REVENUE
Rental revenue	$79,969	$14,935	$94,904	$74,728	$22,753	$97,481
Fees and reimbursements, including from related parties	2,454	—	2,454	1,861	—	1,861

Total operating revenue	82,423	14,935	97,358	76,589	22,753	99,342

OPERATING EXPENSES
Property operating expenses	27,570	6,686	34,256	25,377	8,477	33,854
General and administrative	7,210	—	7,210	6,170	12	6,182
Depreciation and amortization	26,181	3,768	29,949	23,751	7,105	30,856
Provision for impairment of real estate assets	29,810	28,426	58,236	—	—	—

Total operating expenses	90,771	38,880	129,651	55,298	15,594	70,892

Interest and other income	1,645	—	1,645	1,469	—	1,469
Equity in earnings of unconsolidated operating JV’s	302	—	302	437	—	437
Interest expense	(18,623)	(323)	(18,946)	(15,566)	(2,404)	(17,970)
Loss on early extinguishment of debt	(561)	(2,513)	(3,074)	(85)	—	(85)

Income (loss) before gain on sales of real estate assets, minority interest, discontinued operations and cumulative effect of change in accounting principle	(25,585)	(26,781)	(52,366)	7,546	4,755	12,301
Gain on sales of real estate assets	—	26,629	26,629	—	12,528	12,528

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(25,585)	(152)	(25,737)	7,546	17,283	24,829
Minority interest (1)	2,705	—	2,705	(836)	—	(836)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(22,880)	(152)	(23,032)	6,710	17,283	23,993
Discontinued operations	(152)	152	—	17,283	(17,283)	—

Income (loss) before cumulative effect of change in accounting principle	(23,032)	—	(23,032)	23,993	—	23,993
Cumulative effect of change in accounting principle	—	—	—	(912)	—	(912)

Net income (loss)	(23,032)	—	(23,032)	23,081	—	23,081
Preferred dividends	(3,624)	—	(3,624)	(6,636)	—	(6,636)
Dividends paid on redeemed preferred stock	(596)	—	(596)	(2,073)	—	(2,073)
Premium and write-off of original issuance costs on preferred stock redemption	(5,309)	—	(5,309)	(5,909)	—	(5,909)

Net income (loss) available to Common Stockholders	$(32,561)	$—	$(32,561)	$8,463	$—	$8,463

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium and write-off of original issuance costs on preferred stock redemptions.
(2)	As restated. See discussion above under Restatement.

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

Interest Expense. Interest expense increased $976,000, or 5.4%, to $18,946,000 for the six months ended June 30, 2005, from $17,970,000 for the six months ended June 30, 2004. This increase is primarily due to increases in outstanding debt, conversion of floating-rate debt to fixed-rate debt and increases in variable interest rates.

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

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at June 30, 2005		Investment Balance at December 31, 2004
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	—	—	(1)	—	(1)	$835

TOTAL PROPERTIES UNDER DEVELOPMENT				—			—		$835

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,216		$5,170

Subtotal – Boston				235,000			5,216		5,170
Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	to be determined	50	%(2)	35,473	(2)	34,636	(2)
	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,750		4,750

Subtotal – Denver				120,000			40,223		39,386
San Francisco	Marina Shores	33.2 acre mixed-use waterfront community which could include office, retail and multifamily units; currently in entitlement process	Redwood City	to be determined	50	% (3)	82,814		79,548
	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office park	Hayward	—	—	(4)	—	(4)	16,530
Subtotal -San Francisco				—			82,814		96,078
		Other land held for development	New Jersey/San Francisco				6,119		5,966

TOTAL LAND HELD FOR DEVELOPMENT				355,000			$134,372		$146,600

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT				355,000			$134,372		$147,435

(1)	Interest previously held in the form of a mezzanine loan. In the first quarter of 2005, the mezzanine loan was paid off in full. See above for further discussion.
(2)	Interest in the form of mezzanine loans and equity. In addition, we hold a mortgage loan receivable secured by the land with a balance of $11,073 and $12,872 at June 30, 2005 and December 31, 2004, respectively.
(3)	Interest in the form of equity and mezzanine loans. We consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised.
(4)	In the first quarter of 2005, we sold this property to an unaffiliated third party. See above for further discussion.

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

The following table sets forth our reconciliation of net income (loss) to funds from operations (FFO) for the three and six months ended June 30, 2005 and 2004 (in thousands, except weighted average shares and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2005 (5)	June 30, 2004 (5)	June 30, 2005 (5)	June 30, 2004 (5)
Net income (loss)	$13,791	$18,225	$(23,032)	$23,081
Cumulative effect of change in accounting principle	—	—	—	912
Real estate depreciation and amortization, net of minority interest (1)	12,724	14,082	27,047	27,476
Preferred dividends	(1,812)	(3,318)	(3,624)	(6,636)
Dividends paid on redeemed preferred stock	—	(568)	(596)	(2,073)
Premium and write-off of original issuance costs on preferred stock redemption	—	(5,909)	(5,309)	(5,909)
Gain on sale from discontinued operations, net of minority interest	(8,598)	(11,305)	(24,587)	(11,414)
Adjustment to reflect FFO of unconsolidated operating joint ventures (2)	178	178	357	357
Adjustment to reflect FFO of minority interest (3)	1,348	1,103	(2,501)	2,402

FFO available to Common Stockholders	$17,631	$12,488	$(32,245)	$28,196

Diluted Per Share Data:
FFO available to Common Stockholders	$0.45	$0.36	$(0.83)	$0.84

Reconciliation of diluted weighted average shares:
Diluted weighted average shares outstanding for calculation of EPS	39,159,087	31,662,622	35,870,534	30,114,060
Stock options and restricted stock (4)	—	232,428	227,690	283,155
Convertible Operating Partnership Units (4)	—	3,001,957	2,997,941	3,001,957

Diluted weighted average shares outstanding for calculation of FFO per diluted share	39,159,087	34,897,007	39,096,165	33,399,172

(1)	Excludes non-real estate depreciation and amortization.
(2)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated operating joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(3)	Represents the minority interest holders’ share of real estate depreciation and amortization and gain on sales from discontinued operations.
(4)	For the three months ended June 30, 2004, and for the six months ended June 30, 2005 and 2004, options to purchase shares of our common stock and convertible operating partnership units were anti-dilutive for the purpose of calculating diluted earnings per share and were excluded from the computation of diluted earnings per share.
(5)	As restated. See discussion under Restatement beginning on page 42.

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

Item 4. Controls and Procedures

(a) Restatement of Previously Issued Financial Statements

As more fully described under Restatement in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we have restated our consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004 to correct errors in our previously filed consolidated financial statements. As a result of identifying these errors in the previously issued consolidated financial statements, management has reassessed the impact on its disclosure controls and procedures which is discussed below.

(b) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. With the participation of the principal executive officer and principal financial officer, management previously conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In such evaluation, it was concluded that our disclosure controls and procedures were effective as of June 30, 2005. However, in connection with the restatement, under the direction of our principal executive officer and principal financial officer, management reevaluated our disclosure controls and procedures, and identified material weaknesses in our internal control over financial reporting as follows:

(1)	A lack of adequate policies and procedures that require assessing known departures from U.S. generally accepted accounting principles to determine if these departures could cause a material misstatement to our consolidated financial statements. As a result, there was not an effective review of whether accounting for common and preferred stock dividends on a cash basis, as compared to an accrual basis in accordance with U.S. generally accepted accounting principles could cause a material misstatement of our consolidated financial statements. This material weakness resulted in a material error in dividends recorded as of June 30, 2005 and December 31, 2004.

(2)	A lack of adequate policies and procedures regarding the selection of proper accounting policies and the monitoring and review of accounting practices that have a continuing impact on the financial statements. Specifically, we amortized fees paid for an unsecured line of credit obtained in prior periods over an incorrect term and did not appropriately account for these fees upon a modification to the unsecured line of credit. This material weakness resulted in a material error in interest expense recorded as of June 30, 2005 and December 31, 2004.

Based on this reevaluation, and as a result of the material weaknesses in our internal control over financial reporting, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

(c) Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during our quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLENBOROUGH REALTY TRUST INCORPORATED

	By:	Glenborough Realty Trust Incorporated,

Date: February 27, 2006		/s/ Andrew Batinovich
Andrew Batinovich
Director, President and
Chief Executive Officer

Date: February 27, 2006		/s/ Brian Peay
Brian Peay
Executive Vice President and
Chief Financial Officer

Date: February 27, 2006		/s/ Alvin Fong
Alvin Fong
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.02	Section 302 Certification of Brian Peay, Chief Financial Officer.

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

32.02	Section 906 Certification of Brian Peay, Chief Financial Officer.