Form 10-Q/A
period 2005-09-30
GLENBOROUGH REALTY TRUST INC
filed 2006-03-22
CIK 929454

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amended 10-Q”) is being filed to restate the unaudited consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 and to restate controls and procedures as provided in Item 4 of Glenborough Realty Trust Incorporated’s (the “Company”) Form 10-Q for the quarterly period ended September 30, 2005 as filed on November 14, 2005 (“Original Filing”). In addition, the Company’s Original Filing is being modified to delete the statement that the financial statements accompanying the Original Filing had not been reviewed by the Company’s former registered independent public accounting firm under Rule 10-01(d) of Regulation S-X. This Amended 10-Q does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing) affected by subsequent events.

As described in the Company’s press release and Form 8-K/A dated August 5, 2005 and Form 8-K dated November 4, 2005, the Company has determined that corrections of errors related to accounting for common and preferred stock dividends, recording of amortization of fees paid for its unsecured bank line of credit and the recording of an interest rate cap were required to its consolidated financial statements as of December 31, 2004 and for the three and nine months ended September 30, 2004. These corrections have been made and were presented in the Original Filing. As discussed in the Company’s Form 8-K dated March 10, 2006, the Company determined that an additional correction of an error related to a property held for sale not included in discontinued operations in the Original Filing was required. The correction of that error is included in this Amended 10-Q. In addition, the Original Filing was completed prior to the completion of Amendment No. 1 on Form 10-K/A as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 (the “Amended 10-K”) which was filed on December 19, 2005. This Amended 10-K reported the identification of a material weakness related to the recording of amortization of fees paid on the bank line of credit, which was not included in the Original Filing. Another material weakness related to the failure to include a property held for sale in discontinued operations is reported in this filing. See footnote 2 to the accompanying consolidated financial statements for a complete discussion of the restatement adjustments to the Company’s consolidated financial statements.

INDEX

GLENBOROUGH REALTY TRUST INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2005	December 31, 2004
		(As restated)
ASSETS
Rental properties, gross	$1,302,182	$1,367,310
Accumulated depreciation and amortization	(176,276)	(220,229)

Rental properties, net	1,125,906	1,147,081
Properties held for sale	118,102	57,327
Investments in land and development	135,941	147,435
Investments in unconsolidated joint ventures	11,889	12,014
Mortgage loans receivable	10,863	12,872
Leasing and financing costs (net of accumulated amortization of $17,607 and $19,812 as of September 30, 2005 and December 31, 2004, respectively)	23,551	22,447
Straight-line rent receivable (net of allowances of $0 and $532 as of September 30, 2005 and December 31, 2004, respectively)	15,697	15,764
Cash and cash equivalents	5,325	6,003
Other assets	21,963	10,202

TOTAL ASSETS	$1,469,237	$1,431,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$818,317	$654,748
Unsecured bank line of credit	46,355	21,320
Accrued common and preferred stock dividends	14,493	15,931
Obligations associated with properties held for sale	2,428	43,300
Other liabilities	41,276	31,282

Total liabilities	922,869	766,581

Commitments and contingencies (Note 19)
	,
Minority Interest	34,297	39,127
Stockholders’ Equity:
Common stock, $0.001 par value, 188,000,000 shares authorized, 36,231,166 and 36,033,126 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	36	36
Convertible preferred stock, $0.001 par value, 12,000,000 shares authorized, $25.00 liquidation preference, 3,740,277 and 6,850,325 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	4	7
Additional paid-in capital	800,170	870,622
Deferred compensation	(3,253)	(4,056)
Distributions in excess of accumulated earnings	(284,886)	(241,172)

Total stockholders’ equity	512,071	625,437

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,469,237	$1,431,145

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2005 and 2004

(in thousands, except share and per share amounts)

(unaudited)

	2005	2004
	(As restated)	(As restated)
OPERATING REVENUE
Rental revenue	$40,220	$36,222
Fees and reimbursements, including from related parties	849	757

Total operating revenue	41,069	36,979

OPERATING EXPENSES
Property operating expenses	13,829	11,558
General and administrative	3,424	3,006
Depreciation and amortization	13,458	11,581
Provision for impairment of real estate assets	62	—

Total operating expenses	30,773	26,145

Interest and other income	455	567
Equity in earnings of unconsolidated joint ventures	6	158
Interest expense	(10,868)	(8,182)
Loss on early extinguishments of debt	(127)	(1,950)

Income (loss) before minority interest and discontinued operations	(238)	1,427
Minority interest (including share of discontinued operations)	(2,240)	(39)

Income (loss) before discontinued operations	(2,478)	1,388
Discontinued operations (including gain on sales of $27,617 and $743 in 2005 and 2004, respectively, and reversal of provision for impairment of $1,331 and $0 in 2005 and 2004, respectively, see Note 6)	31,101	2,469

Net income	28,623	3,857
Preferred dividends	(1,812)	(3,318)
Premium and write-off of original issuance costs on preferred stock redemption	—	9

Net income available to Common Stockholders	$26,811	$548

Basic Earnings (Loss) Per Share Data:
Continuing operations	$(0.06)	$(0.05)
Discontinued operations	0.80	0.07

Net income available to Common Stockholders	$0.74	$0.02

Basic weighted average shares outstanding	36,003,636	31,682,728

Diluted Earnings (Loss) Per Share Data:
Continuing operations	$(0.06)	$(0.05)
Discontinued operations	0.80	0.07

Net income available to Common Stockholders	$0.74	$0.02

Diluted weighted average shares outstanding	36,003,636	31,682,728

Dividends declared per common share outstanding	$0.35	$0.35

Dividends declared per preferred share outstanding	$0.48	$0.48

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2005 and 2004

(in thousands, except share and per share amounts)

(unaudited)

	2005	2004
	(As restated)	(As restated)
OPERATING REVENUE
Rental revenue	$116,086	$106,818
Fees and reimbursements, including from related parties	3,302	2,618

Total operating revenue	119,388	109,436

OPERATING EXPENSES
Property operating expenses	39,387	34,861
General and administrative	10,634	9,176
Depreciation and amortization	37,669	33,316
Provision for impairment of real estate assets	5,160	—

Total operating expenses	92,850	77,353

Interest and other income	2,099	2,036
Equity in earnings of unconsolidated joint ventures	308	594
Interest expense	(28,991)	(23,512)
Loss on early extinguishments of debt	(688)	(2,035)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(734)	9,166
Minority interest (including share of discontinued operations)	475	(880)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(259)	8,286
Discontinued operations (including gain on sales of $54,246 and $13,271 in 2005 and 2004, respectively, and reversal of provision for impairment of $1,331 and $0 in 2005 and 2004, respectively, see Note 6)	5,859	19,559

Income before cumulative effect of change in accounting principle	5,600	27,845
Cumulative effect of change in accounting principle (see Note 16)	—	(912)

Net income	5,600	26,933
Preferred dividends	(5,435)	(9,954)
Dividends paid on redeemed preferred stock	(596)	(2,073)
Premium and write-off of original issuance costs on preferred stock redemption	(5,309)	(5,900)

Net income (loss) available to Common Stockholders	$(5,740)	$9,006

Basic Earnings (Loss) Per Share Data:
Continuing operations	$(0.31)	$(0.25)
Discontinued operations	0.15	0.57
Cumulative effect of change in accounting principle	—	(0.03)

Net income (loss) available to Common Stockholders	$(0.16)	$0.29

Basic weighted average shares outstanding	35,915,389	31,084,557

Diluted Earnings (Loss) Per Share Data:
Continuing operations	$(0.31)	$(0.25)
Discontinued operations	0.15	0.57
Cumulative effect of change in accounting principle	—	(0.03)

Net income (loss) available to Common Stockholders	$(0.16)	$0.29

Diluted weighted average shares outstanding	35,915,389	31,084,557

Dividends declared per common share outstanding	$1.05	$1.05

Dividends declared per preferred share outstanding	$1.45	$1.45

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2005

(in thousands)

(unaudited)

(as restated)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Deferred Compensation	Distributions in excess of accumulated earnings	Total
Balance at December 31, 2004, as previously reported	36,033	$36	6,850	$7	$870,622	$(4,056)	$(239,425)	$627,184
Restatement adjustment (Note 2)	—	—	—	—	—	—	(1,747)	(1,747)
Balance at December 31, 2004 as Restated	36,033	$36	6,850	$7	$870,622	$(4,056)	$(241,172)	$625,437
Exercise of stock options	172	—	—	—	2,483	—	—	2,483
Conversion of Operating Partnership units into common stock	9	—	—	—	—	—	—	—
Offering costs incurred related to December 2004 common stock offering	—	—	—	—	(175)	—	—	(175)
Mark-to-market of performance-based restricted common stock grant	—	—	—	—	(104)	104	—	—
Issuance of restricted common stock	17	—	—	—	261	(261)	—	—
Amortization of deferred compensation on restricted common stock grants	—	—	—	—	—	960	—	960
Preferred stock redemption	—	—	(3,110)	(3)	(77,745)	—	—	(77,748)
Premium and write-off of original issuance costs on preferred stock redemption	—	—	—	—	3,452	—	(5,309)	(1,857)
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	1,376	—	—	1,376
Dividends declared on common and preferred stock	—	—	—	—	—	—	(43,409)	(43,409)
Dividends declared and paid on redeemed preferred stock	—	—	—	—	—	—	(596)	(596)
Net income	—	—	—	—	—	—	5,600	5,600

Balance at September 30, 2005	36,231	$36	3,740	$4	$800,170	$(3,253)	$(284,886)	$512,071

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

The accompanying notes are an integral part of these consolidated financial statements

continued

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS—continued

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

Note 2. RESTATEMENTS

In addition to the correction of errors previously reported in the original September 30, 2005 Form 10-Q that are described below, the Company has determined an additional correction of an error is required to its consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 related to a property held for sale not included in discontinued operations in the original Form 10-Q for the quarter ended September 30, 2005. The Company became aware that one of the properties that was held for sale and reported in discontinued operations for all periods presented in the second quarter of 2005 was not included in discontinued operations for the three and nine months ended September 30, 2005 and 2004. The impact of this error is a decrease in rental revenue of $270,000 and a decrease in property operating expenses of $62,000 from continuing operations and a corresponding increase to discontinued operations of $208,000 with no impact to net income for the three months ended September 30, 2005. The impact of this error is a decrease in rental revenue of $881,000, a decrease in property operating

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

expenses of $176,000 and a decrease in depreciation and amortization of $127,000 from continuing operations and a corresponding increase to discontinued operations of $578,000 with no impact to net income for the nine months ended September 30, 2005. The impact of this error is a decrease in rental revenue of $290,000, a decrease in property operating expenses of $56,000 and a decrease in depreciation and amortization of $90,000 from continuing operations and a corresponding increase to discontinued operations of $144,000 with no impact to net income for the three months ended September 30, 2004. The impact of this error is a decrease in rental revenue of $859,000, a decrease in property operating expenses of $152,000 and a decrease in depreciation and amortization of $273,000 from continuing operations and a corresponding increase to discontinued operations of $434,000 with no impact to net income for the nine months ended September 30, 2004.

As previously reported in the Company’s original September 30, 2005 Form 10-Q, the Company determined that a correction was required in the accounting for common and preferred stock dividends in accordance with generally accepted accounting principles. The Company’s historical accounting was to record dividends in the period in which they were paid rather than the period in which they were declared. The correction of this accounting error required a restatement of the Company’s consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 (including interim periods for 2004 and 2003) This restatement was previously reported in the Company’s original Form 10-Q for the quarter ended September 30, 2005. This correction did not impact net income for any period, although it did affect income available to common stockholders and basic and diluted earnings per share.

In addition to the restatement for common and preferred stock dividends, the Company has determined that corrections of errors (as described below) were required to its consolidated financial statements as of December 31, 2004 and for the three and nine months ended September 30, 2004.

The restatement adjustments relate to:

•	Recording of amortization of fees paid for the unsecured bank line of credit: The Company is correcting its amortization for fees paid on its unsecured bank line of credit to properly record amortization given the amendments and the modifications to the line of credit and amendments to the maturity date of the line of credit. The correction results in a write-off of approximately $1.7 million of fees, net of accumulated amortization, in December 1998 in connection with a reduction of the line of credit capacity and a change in the amortization periods during the life of the line of credit as various amendments were made. The correction resulted in a reduction of the December 31, 2004 balance of: (i) distributions in excess of accumulated earnings of $1,747,000, (ii) leasing and financing costs of $1,956,000 and (iii) minority interest of $209,000. The impact of this adjustment is a decrease in interest expense of $149,000 and $389,000 for the three and nine months ended September 30, 2004, respectively. This quarterly adjustment also resulted in a partially offsetting increase to the minority interest charge of $13,000 and $34,000 for the three and nine months ended September 30, 2004, respectively.

•	Recording of interest rate cap: The Company entered into an interest rate cap to protect against movements in interest rates at the end of 2001. This interest rate cap expired in 2004. The Company did document its intent that this interest rate cap would qualify for hedge accounting under FAS 133, Accounting for Derivatives Instruments and Hedging Activities, but failed to maintain the contemporaneous hedge accounting documentation to qualify for cash flow hedge accounting of the interest rate cap. In addition, the Company failed to record the derivative instrument at fair value on the balance sheet. As a result, the Company was not entitled to apply hedge accounting to this instrument. The failure to qualify for hedge accounting requires that all changes in the fair value of the interest rate cap be recorded in the consolidated statements of operations. In addition, this correction records the changes in the fair value of the cap in the proper periods. The impact of this adjustment is a decrease in interest expense of $0 and $316,000 for the three and nine months ended September 30, 2004, respectively. This quarterly adjustment also resulted in a partially offsetting increase to the minority interest charge of $28,000 for the nine months ended September 30, 2004.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

The impact of the restatements on the Company’s consolidated financial statements as of December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 is summarized below (dollars in thousands). All interim data in the tables below is unaudited. These errors did not have any impact on net cash flows from operating, investing and financing activities in the consolidated statement of cash flows for all periods presented. The restatement adjustments have no impact on compliance with any covenants associated with the Company’s unsecured bank line of credit. The consolidated financial statements and accompanying footnotes presented herein reflect the restatement adjustments described below.

The difference between the previously reported and as restated balances as of December 31, 2004 show the impact of the restatement for common and preferred stock dividends, the amortization of the fees on the unsecured line of credit and the interest rate cap. The difference between the “Previously Reported” and “As Restated” balances in the tables below for the three and nine months ended September 30, 2005 show the impact of the restatement for the property that met the criteria to be classified as a discontinued operation during the second quarter of 2005 but was incorrectly presented in continuing operations in the original September 30, 2005 Form 10-Q. The difference between the “Previously Reported” and “As Restated” balances for the three and nine months ended September 30, 2004 reflect the restatements for the preferred stock dividends, the amortization of the fees on the unsecured line of credit and the interest rate cap but have not been updated for properties that met the criteria to be classified as discontinued operations subsequent to December 31, 2004. The difference between the “As Restated” and “As Restated and Updated for Discontinued Operations” balances for the three and nine months ended September 30, 2004 reflect the additional properties that met the criteria to be classified as discontinued operations subsequent to December 31, 2004 and through the period ended September 30, 2005 as reported in the original September 30, 2005 Form 10-Q. The difference between the “As Restated and Updated for Discontinued Operations” and “As Restated for Discontinued Operations” balances for the three and nine months ended September 30, 2004 reflect the restatement for the property that met the criteria to be classified as a discontinued operation during the second quarter of 2005 but was incorrectly presented in continuing operations in the original September 30, 2005 Form 10-Q.

Consolidated Balance Sheets:

	As of December 31, 2004
	Previously Reported (4)	As Restated
Leasing and financing costs	$24,403	$22,447
Total assets	$1,433,101	$1,431,145
Other liabilities and accrued common and preferred stock dividends	$31,282	$47,213
Total liabilities	$750,650	$766,581
Minority interest	$39,124	$39,127
Distributions in excess of accumulated earnings	$(223,282)	$(241,172)
Total stockholders’ equity	$643,327	$625,437
Total liabilities and stockholders’ equity	$1,433,101	$1,431,145

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

Interim Consolidated Statements of Operations:

	Three months ended September 30, 2005
	Previously Reported	As Restated (6)
Rental revenue	$40,490	$40,220
Total operating revenue	41,339	41,069
Property operating expenses	13,891	13,829
Total operating expenses	30,835	30,773
Income (loss) before minority interest and discontinued operations	(30)	(238)
Income (loss) before discontinued operations	(2,270)	(2,478)
Discontinued operations (including gain on sales of $27,617 and $743 in 2005 and 2004, respectively, and reversal of provision for impairment of $1,331 and $0 in 2005 and 2004, respectively)	30,893	31,101
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.05)	(0.06)
Income from discontinued operations	$0.79	$0.80
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.05)	(0.06)
Income from discontinued operations	$0.79	$0.80

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

Interim Consolidated Statements of Operations:

	Three months ended September 30, 2004
	Previously Reported (2)	As Restated (3)		As Restated and Updated for Discontinued Operations(5)	As Restated for Discontinued Operations(6)
Rental revenue	$45,736		(1)	$36,512	$36,222
Total operating revenue	46,493		(1)	37,269	36,979
Property operating expenses	15,795		(1)	11,614	11,558
Depreciation and amortization	15,228		(1)	11,671	11,581
Total operating expenses	34,048		(1)	26,291	26,145
Interest expense	8,632	$8,483		8,182	8,182
Income (loss) before minority interest and discontinued operations	2,588	2,737		1,571	1,427
Minority interest	(29)	(39)		(39)	(39)
Income (loss) before discontinued operations	2,559	2,697		1,532	1,388
Discontinued operations	1,160		(1)	2,325	2,469
Net income (loss)	3,719	3,857		3,857	3,857
Net income (loss) available to Common Stockholders	$410	$548		$548	$548
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.02)	$(0.01)		$(0.05)	$(0.05)
Income from discontinued operations	$0.03	$0.03		$0.07	$0.07
Net income (loss) available to Common Stockholders	$0.01	$0.02		$0.02	$0.02
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.02)	$(0.01)		$(0.05)	$(0.05)
Income from discontinued operations	$0.03	$0.03		$0.07	$0.07
Net income (loss) available to Common Stockholders	$0.01	$0.02		$0.02	$0.02

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

Interim Consolidated Statements of Operations:

	Nine months ended September 30, 2005
	Previously Reported	As Restated (6)
Rental revenue	$116,967	$116,086
Total operating revenue	120,269	119,388
Property operating expenses	39,563	39,387
Depreciation and amortization	37,796	37,669
Total operating expenses	93,153	92,850
Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(156)	(734)
Income before discontinued operations and cumulative effect of change in accounting principle	319	(259)
Discontinued operations (including gain on sales of $54,246 and $13,271 in 2005 and 2004, respectively, and reversal of provision for impairment of $1,331 and $0 in 2005 and 2004, respectively)	$5,281	$5,859
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.29)	$(0.31)
Income from discontinued operations	$0.13	$0.15
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.29)	$(0.31)
Income from discontinued operations	$0.13	$0.15

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

Interim Consolidated Statements of Operations:

	Nine months ended September 30, 2004
	Previously Reported (7)	As Restated (3)		As Restated and Updated for Discontinued Operations(5)	As Restated for Discontinued Operations (6)
Rental revenue	$135,500		(1)	$107,677	$106,818
Total operating revenue	138,118		(1)	110,295	109,436
Property operating expenses	47,589		(1)	35,013	34,861
Depreciation and amortization	43,834		(1)	33,589	33,316
Total operating expenses	100,629		(1)	77,778	77,353
Interest expense	25,013	$24,308		23,512	23,512
Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	13,073	13,778		9,600	9,166
Minority interest	(684)	(881)		(880)	(880)
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	12,389	12,897		8,720	8,286
Discontinued operations	14,948		(1)	19,125	19,559
Income (loss) before cumulative effect of change in accounting principle	27,337	27,845		27,845	27,845
Net income (loss)	26,425	26,933		26,933	26,933
Preferred dividends	(11,459)	(9,954)		(9,954)	(9,954)
Net income (loss) available to Common Stockholders	$6,993	$9,006		$9,006	$9,006
Basic Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.18)	$(0.08)		$(0.24)	$(0.25)
Income from discontinued operations	$0.40	$0.40		$0.56	$0.57
Net income (loss) available to Common Stockholders	$0.22	$0.29		$0.29	$0.29
Diluted Income (Loss) Per Share Data:
Income (loss) from continuing operations	$(0.18)	$(0.08)		$(0.24)	$(0.25)
Income from discontinued operations	$0.40	$0.40		$0.56	$0.57
Net income (loss) available to Common Stockholders	$0.22	$0.29		$0.29	$0.29

(1)	The restatements had no effect on this line item for this period.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

(2)	Amounts were previously reported in the unaudited quarterly results of operations footnote of the Original 10-K filed on March 16, 2005.
(3)	Amounts reflect the restatements for the preferred stock dividends, the amortization of the fees on the unsecured line of credit and the interest rate cap but have not been updated for properties that met the criteria to be classified as discontinued operations subsequent to December 31, 2004.
(4)	Amounts previously reported in the Original Form 10-K filed on March 16, 2005.
(5)	Amounts previously reported in the original September 30, 2005 Form 10-Q.
(6)	Amounts include the property that met the criteria to be classified as a discontinued operation during the second quarter of 2005 but was incorrectly presented in continuing operations in the original September 30, 2005 Form 10-Q.
(7)	The individual quarterly balances for the three month periods ended March 31, June 30 and September 30, 2004 which comprise the nine month period ended September 30, 2004 were previously reported in the unaudited quarterly results of operations footnote of the Original 10-K filed on March 16, 2005.

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

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

The following tables present the unaudited pro forma information as if the acquisitions during the nine months ended September 30, 2005 had been consummated on January 1, 2004:

	Three months ended September 30,		Three months ended September 30,
	2005 Actual	2005 Pro-Forma	2004 Actual	2004 Pro-Forma
	(As restated)		(As restated)
Revenues	$41,069	$42,504	$36,979	$43,303
Net income available to Common Stockholders	$26,811	$27,032	$548	$1,175
Basic and diluted earnings per share	$0.74	$0.75	$0.02	$0.04

	Nine months ended September 30,		Nine months ended September 30,
	2005 Actual	2005 Pro-Forma	2004 Actual	2004 Pro-Forma
	(As restated)		(As restated)
Revenues	$119,388	$129,958	$109,436	$128,407
Net income (loss) available to Common Stockholders	$(5,740)	$(4,229)	$9,006	$10,886
Basic and diluted earnings (loss) per share	$(0.16)	$(0.12)	$0.29	$0.35

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

Below is a summary of the results of operations of: (i) sold properties through their respective disposition dates and (ii) properties held for sale through the current reporting period (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(As restated)	(As restated)	(As restated)	(As restated)
OPERATING REVENUE
Rental revenue	$8,117	$12,416	$27,155	$39,301

OPERATING EXPENSES
Property operating expenses	3,802	5,126	12,500	15,678
General and administrative	—	20	—	32
Depreciation and amortization	935	4,394	6,672	13,514
Provision for impairment of real estate assets	946	—	54,085	—

Total operating expenses	5,683	9,540	73,257	29,224
Interest expense	(216)	(1,110)	(1,039)	(3,749)
Loss on early extinguishments of debt	(65)	(40)	(2,577)	(40)

Income (loss) before gain on sales of real estate assets	2,153	1,726	(49,718)	6,288
Gain on sales of real estate assets	27,617	743	54,246	13,271
Reversal of provision for impairment	1,331	—	1,331	—

Discontinued operations	$31,101	$2,469	$5,859	$19,559

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

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at September 30, 2005		Investment Balance at December 31, 2004
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	—	—	(1)	—	(1)	$835

TOTAL PROPERTIES UNDER DEVELOPMENT				—			—		$835

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,233		$5,170

	Subtotal-Boston			235,000			5,233		5,170
Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	to be determined	50	%(2)	35,596	(2)	34,636	(2)
	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,750		4,750

	Subtotal - Denver			120,000			40,346		39,386
San Francisco	Marina Shores	33.2 acre mixed-use waterfront community which could include office, retail and multifamily units; currently in entitlement process	Redwood City	to be determined	50	%(3)	84,178		79,548
	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office park	Hayward	—	—	(4)	—	(4)	16,530

	Subtotal -San Francisco			—			84,178		96,078
		Other land held for development	New Jersey/San Francisco				6,184		5,966

TOTAL LAND HELD FOR DEVELOPMENT				355,000			$135,941		$146,600

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT				355,000			$135,941		$147,435

(1)	Interest previously held in the form of a mezzanine loan. In the first quarter of 2005, the mezzanine loan was paid off in full. See above for further discussion.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(As restated)	(As restated)	(As restated)	(As restated)
Washington D.C.
Rental revenue	$10,163	$8,933	$27,278	$27,731
Property operating expenses	2,657	2,580	7,220	7,474

Net operating income	$7,506	$6,353	$20,058	$20,257

Southern California
Rental revenue	$8,458	$8,537	$25,837	$25,115
Property operating expenses	2,855	2,692	8,290	7,974

Net operating income	$5,603	$5,845	$17,547	$17,141

Northern New Jersey
Rental revenue	$5,966	$5,978	$18,119	$18,824
Property operating expenses	1,948	2,123	6,475	6,454

Net operating income	$4,018	$3,855	$11,644	$12,370

Provision for impairment of real estate assets	$—	$—	$836	$—

Boston
Rental revenue	$6,209	$7,826	$19,045	$23,061
Property operating expenses	3,177	2,680	9,048	8,567

Net operating income	$3,032	$5,146	$9,997	$14,494

San Francisco
Rental revenue	$3,525	$2,619	$8,362	$7,718
Property operating expenses	1,199	709	2,629	2,305

Net operating income	$2,326	$1,910	$5,733	$5,413

Chicago
Rental revenue	$2,687	$3,185	$8,749	$9,470
Property operating expenses	1,308	1,427	4,367	4,285

Net operating income	$1,379	$1,758	$4,382	$5,185

Provision for impairment of real estate assets	$946	$—	$16,934	$—

St. Louis
Rental revenue	$1,794	$2,020	$5,751	$6,135
Property operating expenses	772	798	2,384	2,324

Net operating income	$1,022	$1,222	$3,367	$3,811

Tampa/Orlando
Rental revenue	$1,920	$1,883	$6,322	$5,637
Property operating expenses	601	641	1,960	1,935

Net operating income	$1,319	$1,242	$4,362	$3,702

Continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(As restated)	(As restated)	(As restated)	(As restated)
Denver
Rental revenue	$1,619	$1,378	$4,999	$3,865
Property operating expenses	670	504	1,951	1,489

Net operating income	$949	$874	$3,048	$2,376

Provision for impairment of real estate assets	$—	$—	$3,136	$—

Minneapolis
Rental revenue	$1,408	$1,440	$4,532	$4,261
Property operating expenses	631	684	2,043	1,932

Net operating income	$777	$756	$2,489	$2,329

Provision for impairment of real estate assets	$—	$—	$3,597	$—

Las Vegas
Rental revenue	$1,302	$1,492	$3,835	$3,784
Property operating expenses	350	292	946	809

Net operating income	$952	$1,200	$2,889	$2,975

All Others
Rental revenue	$3,286	$3,347	$10,412	$10,518
Property operating expenses	1,463	1,554	4,574	4,991

Net operating income	$1,823	$1,793	$5,838	$5,527

Provision for impairment of real estate assets	$62	$—	$34,742	$—

Discontinued Operations
Rental revenue	$(8,117)	$(12,416)	$(27,155)	$(39,301)
Property operating expenses	(3,802)	(5,126)	(12,500)	(15,678)

Net operating income	$(4,315)	$(7,290)	$(14,655)	$(23,623)

Provision for impairment of real estate assets	$(946)	$—	$(54,085)	$—

Total
Rental revenue	$40,220	$36,222	$116,086	$106,818
Property operating expenses	13,829	11,558	39,387	34,861

Net operating income	$26,391	$24,664	$76,699	$71,957

Provision for impairment of real estate assets	$62	$—	$5,160	$—

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

(unaudited)

The following is a reconciliation of segment revenues to total operating revenue and segment net operating income to income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle for the periods presented above (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(As restated)	(As restated)	(As restated)	(As restated)
Revenues
Rental revenue for reportable segments	$40,220	$36,222	$116,086	$106,818
Fees and reimbursements, including from related parties	849	757	3,302	2,618

Total operating revenue	$41,069	$36,979	$119,388	$109,436

Net Operating Income
Net operating income for reportable segments	$26,391	$24,664	$76,699	$71,957
Provision for impairment of real estate assets for reportable segments	(62)	—	(5,160)	—
Unallocated amounts:
Fees and reimbursements, including from related parties	849	757	3,302	2,618
Interest and other income	455	567	2,099	2,036
Equity in earnings of unconsolidated joint ventures	6	158	308	594
General and administrative	(3,424)	(3,006)	(10,634)	(9,176)
Depreciation and amortization	(13,458)	(11,581)	(37,669)	(33,316)
Interest expense	(10,868)	(8,182)	(28,991)	(23,512)
Loss on early extinguishments of debt	(127)	(1,950)	(688)	(2,035)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$(238)	$1,427	$(734)	$9,166

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

Restatements

In addition to the correction of errors previously reported in the original September 30, 2005 Form 10-Q that are described below, we determined an additional correction of an error is required to our consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 related to a property held for sale not included in discontinued operations in the Original Form 10-Q for the quarter ended September 30, 2005. We became aware that one of the properties that was held for sale and reported in discontinued operations for all period presented in the second quarter of 2005 was not included in discontinued operations for the three and nine months ended September 30, 2005 and 2004. The impact of this error is a decrease in rental revenue of $270,000 and a decrease in property operating expenses of $62,000 from continuing operations and a corresponding increase to discontinued operations of $208,000 with no impact to net income for the three months ended September 30, 2005. The impact of this error is a decrease in rental revenue of $881,000, a decrease in property operating expenses of $176,000 and a decrease in depreciation and amortization of $127,000 from continuing operations and a corresponding increase to discontinued operations of $578,000 with no impact to net income for the nine months ended September 30, 2005. The impact of this error is a decrease in rental revenue of $290,000, a decrease in property operating expenses of $56,000 and a decrease in depreciation and amortization of $90,000 from continuing operations and a corresponding increase to discontinued operations of $144,000 with no impact to net income for the three months ended September 30, 2004. The impact of this error is a decrease in rental revenue of $859,000, a decrease in property operating expenses of $152,000 and a decrease in depreciation and amortization of $273,000 from continuing operations and a corresponding increase to discontinued operations of $434,000 with no impact to net income for the nine months ended September 30, 2004.

As previously reported in our September 30, 2005 Form 10-Q, we determined that a correction was required in the accounting for common and preferred stock dividends in accordance with generally accepted accounting principles. Our historical accounting was to record dividends in the period in which they were paid rather than the period in which they were declared. The correction of this accounting error required a restatement of our consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 (including interim periods for 2004 and 2003). This restatement was previously reported in our original Form 10-Q for the quarter ended September 30, 2005. This correction did not impact net income for any period, although it did affect income available to common stockholders and basic and diluted earnings per share.

In addition, to the restatement for common and preferred stock dividends, we have determined that corrections of errors (as described below) were required to our consolidated financial statements as of December 31, 2004 and for the three and nine months ended September 30, 2004.

The restatement adjustments relate to:

•	Recording of amortization of fees paid for the unsecured bank line of credit: We are correcting our amortization for fees paid on our unsecured bank line of credit to properly record amortization given the amendments and the modifications to the line of credit and amendments to the maturity date of the line of credit. The correction results in a write-off of approximately $1.7 million of fees, net of accumulated amortization, in December 1998 in connection with a reduction of the line of credit capacity and a change in the amortization periods during the life of the line of credit as various amendments were made. The correction resulted in a reduction of the December 31, 2004 balance of: (i) distributions in excess of accumulated earnings of $1,747,000, (ii) leasing and financing costs of $1,956,000 and (iii) minority interest of $209,000. The impact of this adjustment is a decrease in interest expense of $149,000 and $389,000 for the three and nine months ended September 30, 2004, respectively. This quarterly adjustment also resulted in a partially offsetting increase to the minority interest charge of $13,000 and $34,000 for the three and nine months ended September 30, 2004, respectively.

•	Recording of interest rate cap: We entered into an interest rate cap to protect against movements in interest rates at the end of 2001. This interest rate cap expired in 2004. We did document our intent that this interest rate cap would qualify for hedge accounting under FAS 133, Accounting for Derivatives Instruments and Hedging Activities, but failed to maintain the contemporaneous hedge accounting documentation to qualify for cash flow hedge accounting of the interest rate cap. In addition, we failed to record the derivative instrument at fair value on the balance sheet. As a result, we were not entitled to apply hedge accounting to this instrument. The failure to qualify for hedge accounting requires that all changes in the fair value of the interest rate cap be recorded in the consolidated statements of operations. In addition, this correction records the changes in the fair value of the cap in the proper periods. The impact of this adjustment is a decrease in interest expense of $0 and $316,000 for the three and nine months ended September 30, 2004, respectively. This quarterly adjustment also resulted in a partially offsetting increase to the minority interest charge of $28,000 for the nine months ended September 30, 2004.

The impact of the restatements on our consolidated financial statements as of December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 is provided in note 2 to our consolidated financial statements. The impact of the restatements on net income (loss) and FFO for the three and nine months ended September 30, 2004 is summarized below (dollars in thousands). There was no impact on FFO for the three and nine months ended September 30, 2005. These errors did not have any impact on net cash flows from operating, investing and financing activities in the consolidated statement of cash flows for all periods presented. The restatement adjustments have no impact on compliance with any covenants associated with our unsecured bank line of credit. The consolidated financial statements and accompanying footnotes presented herein reflect the restatement adjustments described below.

Net income (loss)	Previously Reported	As Restated
Three months ended September 30, 2004	$3,719	$3,857
Nine months ended September 30, 2004	$26,425	$26,933

Funds from Operations (FFO):	Previously Reported	As Restated
Three months ended September 30, 2004	$15,518	$15,667
Nine months ended September 30, 2004	$41,655	$43,864

See our definition of FFO and our reconciliation of net income (loss) to FFO beginning on page 60.

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

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Per Financial Statements	Discontinued Operations	Adjusted	Per Financial Statements	Discontinued Operations	Adjusted
	(As restated)	(As restated)		(As restated)	(As restated)	(As restated)
OPERATING REVENUE
Rental revenue	$40,220	$8,117	$48,337	$36,222	$12,416	$48,638
Fees and reimbursements, including from related parties	849	—	849	757	—	757

Total operating revenue	41,069	8,117	49,186	36,979	12,416	49,395

OPERATING EXPENSES
Property operating expenses	13,829	3,802	17,631	11,558	5,126	16,684
General and administrative	3,424	—	3,424	3,006	20	3,026
Depreciation and amortization	13,458	935	14,393	11,581	4,394	15,975
Provision for impairment of real estate assets	62	946	1,008	—	—	—

Total operating expenses	30,773	5,683	36,456	26,145	9,540	35,685

Interest and other income	455	—	455	567	—	567
Equity in earnings of unconsolidated operating JV’s	6	—	6	158	—	158
Interest expense	(10,868)	(216)	(11,084)	(8,182)	(1,110)	(9,292)
Loss on early extinguishments of debt	(127)	(65)	(192)	(1,950)	(40)	(1,990)

Income (loss) before gain on sales of real estate assets, minority interest and discontinued operations	(238)	2,153	1,915	1,427	1,726	3,153
Gain on sales of real estate assets	—	27,617	27,617	—	743	743
Reversal of provision for impairment of real estate assets	—	1,331	1,331	—	—	—

Income (loss) before minority interest and discontinued operations	(238)	31,101	30,863	1,427	2,469	3,896
Minority interest (1)	(2,240)	—	(2,240)	(39)	—	(39)

Income (loss) before discontinued operations	(2,478)	31,101	28,623	1,388	2,469	3,857
Discontinued operations	31,101	(31,101)	—	2,469	(2,469)	—

Net income	28,623	—	28,623	3,857	—	3,857
Preferred dividends	(1,812)	—	(1,812)	(3,318)	—	(3,318)
Premium and write-off of original issuance costs on preferred stock redemption	—	—	—	9	—	9

Net income available to Common Stockholders	$26,811	$—	$26,811	$548	$—	$548

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium and write-off of original issuance costs on preferred stock redemptions.

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

General and Administrative Expenses. General and administrative expenses increased $398,000, or 13.2%, to $3,424,000 for the three months ended September 30, 2005, from $3,026,000 for the three months ended September 30, 2004. This increase is primarily due to higher professional fees related to the restatement of the December 31, 2004 and March 31, 2005 financials (see discussion under Restatement beginning on page 45).

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

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Per Financial Statements	Discontinued Operations	Adjusted	Per Financial Statements	Discontinued Operations	Adjusted
	(As restated)	(As restated)		(As restated)	(As restated)	(As restated)
OPERATING REVENUE
Rental revenue	$116,086	$27,155	$143,241	$106,818	$39,301	$146,119
Fees and reimbursements, including from related parties	3,302	—	3,302	2,618	—	2,618

Total operating revenue	119,388	27,155	146,543	109,436	39,301	148,737

OPERATING EXPENSES
Property operating expenses	39,387	12,500	51,887	34,861	15,678	50,539
General and administrative	10,634	—	10,634	9,176	32	9,208
Depreciation and amortization	37,669	6,672	44,341	33,316	13,514	46,830
Provision for impairment of real estate assets	5,160	54,085	59,245	—	—	—

Total operating expenses	92,850	73,257	166,107	77,353	29,224	106,577

Interest and other income	2,099	—	2,099	2,036	—	2,036
Equity in earnings of unconsolidated operating JV’s	308	—	308	594	—	594
Interest expense	(28,991)	(1,039)	(30,030)	(23,512)	(3,749)	(27,261)
Loss on early extinguishments of debt	(688)	(2,577)	(3,265)	(2,035)	(40)	(2,075)

Income (loss) before gain on sales of real estate assets, minority interest, discontinued operations and cumulative effect of change in accounting principle	(734)	(49,718)	(50,452)	9,166	6,288	15,454
Gain on sales of real estate assets	—	54,246	54,246	—	13,271	13,271
Reversal of provision for impairment of real estate assets	—	1,331	1,331	—	—	—

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(734)	5,859	5,125	9,166	19,559	28,725
Minority interest (1)	475	—	475	(880)	—	(880)

Income before discontinued operations and cumulative effect of change in accounting principle	(259)	5,859	5,600	8,286	19,559	27,845
Discontinued operations	5,859	(5,859)	—	19,559	(19,559)	—

Income before cumulative effect of change in accounting principle	5,600	—	5,600	27,845	—	27,845
Cumulative effect of change in accounting principle	—	—	—	(912)	—	(912)

Net income	5,600	—	5,600	26,933	—	26,933
Preferred dividends	(5,435)	—	(5,435)	(9,954)	—	(9,954)
Dividends paid on redeemed preferred stock	(596)	—	(596)	(2,073)	—	(2,073)
Premium and write-off of original issuance costs on preferred stock redemption	(5,309)	—	(5,309)	(5,900)	—	(5,900)

Net income (loss) available to Common Stockholders	$(5,740)	$—	$(5,740)	$9,006	$—	$9,006

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium and write-off of original issuance costs on preferred stock redemptions.

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

General and Administrative Expenses. General and administrative expenses increased $1,426,000, or 15.5%, to $10,634,000 for the nine months ended September 30, 2005, from $9,208,000 for the nine months ended September 30, 2004. This increase is primarily due to higher professional fees related to Sarbanes-Oxley 404 compliance and the restatement of the December 31, 2004 and March 31, 2005 financials (see discussion under Restatement beginning on page 45), increases in state franchise taxes and increases in incentive compensation costs.

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

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at September 30, 2005		Investment Balance at December 31, 2004
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	—	—	(1)	—	(1)	$835

TOTAL PROPERTIES UNDER DEVELOPMENT				—			—		$835

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,233		$5,170

	Subtotal - Boston			235,000			5,233		5,170
Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	to be determined	50	%(2)	35,596	(2)	34,636	(2)
	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,750		4,750

	Subtotal - Denver			120,000			40,346		39,386
San Francisco	Marina Shores	33.2 acre mixed-use waterfront community which could include office, retail and multifamily units; currently in entitlement process	Redwood City	to be determined	50	%(3)	84,178		79,548
	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office park	Hayward	—	—	(4)	—	(4)	16,530

	Subtotal - San Francisco			—			84,178		96,078
		Other land held for development	New Jersey/San Francisco				6,184		5,966

TOTAL LAND HELD FOR DEVELOPMENT				355,000			$135,941		$146,600

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT				355,000			$135,941		$147,435

(1)	Interest previously held in the form of a mezzanine loan. In the first quarter of 2005, the mezzanine loan was paid off in full. See above for further discussion.

(2)	Interest in the form of mezzanine loans and equity. In addition, we hold a mortgage loan receivable secured by the land with a balance of $10,863 and $12,872 at September 30, 2005 and December 31, 2004, respectively.
(3)	Interest in the form of equity and mezzanine loans. We consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised.
(4)	In the first quarter of 2005, we sold this property to an unaffiliated third party. See above for further discussion.

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

The forward-looking statements in this quarterly report on Form 10-Q/A are subject to additional risks and uncertainties further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2004. We assume no obligation to update or supplement any forward looking-statement.

Risk Factors

Stockholders or potential stockholders should read the “Risk Factors” section of our latest annual report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) in conjunction with this quarterly report on Form 10-Q/A to better understand the factors affecting our results of operations and our Common Stock share price. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the real estate industry and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

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

Item 4. Controls and Procedures

(a) Restatement of Previously Issued Financial Statements

As more fully described under Restatements in Note 2 to the consolidated financial statements, we have restated our consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 (including interim periods) as well as our consolidated financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. As a result of the restatements of our previously issued consolidated financial statements, management has reassessed the impact of the restatements on its disclosure controls and procedures as of September 30, 2005, as discussed below.

(b) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures. In connection with the original filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, management, with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 at the reasonable assurance level and concluded that our disclosure controls and procedures were effective as of September 30, 2005. In light of the restatements referred to in (a) above, management, with the participation of our principal executive officer and principal financial officer, reevaluated our disclosure controls and procedures as of September 30, 2005 at the reasonable assurance level. Based on this reevaluation and following the identification of the following material weaknesses in our internal control over financial reporting, management concluded that our disclosure controls and procedures were not effective as of September 30, 2005.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses in our internal control over financial reporting:

1.	As of December 31, 2004 and continuing as of September 30, 2005, we lacked adequate policies and procedures regarding the selection of proper accounting policies and the monitoring and review of accounting practices that have a continuing impact on the financial statements. Specifically, we amortized fees paid for an unsecured line of credit obtained in prior periods over an incorrect term and did not appropriately account for these fees upon a modification to the unsecured line of credit. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 (including interim periods), as well as the first and second quarters of 2005, and adjustments to the 2005 third quarter consolidated financial statements. Additionally, this control deficiency could result in a misstatement in interest expense that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

2.	As of September 30, 2005, we did not maintain effective controls over the presentation and disclosure of continuing and discontinued operations. Specifically, we failed to review a discontinued operations report to appropriately present as discontinued operations one of our properties held for sale in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our consolidated financial statements for the quarter ended September 30, 2005. Additionally, this control deficiency could result in a misstatement of continuing and discontinued operations that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Accordingly, we have determined that the above control deficiencies constitute material weaknesses.

(c) Plan for Remediation of Material Weaknesses

With regard to the material weakness that we lack adequate policies and procedures regarding the selection of proper accounting policies and the monitoring and review of accounting practices that have a continuing impact on our financial statements described above, we have designed a control whereby the Disclosure Committee will meet on a quarterly basis to discuss complex and significant transactions in order to provide reasonable assurance that such transactions are reflected accurately and in accordance with generally accepted accounting principles in our consolidated financial statements. In addition, the Disclosure Committee will monitor significant transactions, the appropriate accounting for those transactions under generally accepted accounting principles and the impact of new standards on our financial reporting.

As a result of not maintaining effective controls over the presentation and disclosure of continuing and discontinued operations, we will design and implement a control to review all properties held for sale to ensure that they have been properly included in discontinued operations in accordance with generally accepted accounting principles. In addition, the Disclosure Committee will review all properties on a quarterly basis to assist in ensuring that properties are disclosed and accounted for within continuing and discontinued operations, as appropriate.

(d) Changes in Internal Control Over Financial Reporting

Except as discussed below, there were no changes in internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The previously reported material weakness related to the assessment of known departures from generally accepted accounting principles related to the accounting for common and preferred stock dividends on a cash basis, as opposed to an accrual basis, has been remediated. We restated our consolidated financial statements through the second quarter of 2005 to account for common and preferred stock dividends on an accrual basis. Subsequent to this restatement, we changed our accounting policy to account for dividends on the accrual basis in accordance with generally accepted accounting principles. This change eliminated the need for us to monitor whether the known departure from generally accepted accounting principles would result in a material misstatement of our consolidated financial statements.

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

GLENBOROUGH REALTY TRUST INCORPORATED

	By:	Glenborough Realty Trust Incorporated,

Date: March 22, 2006		/s/ Andrew Batinovich
Andrew Batinovich
Director, President and
Chief Executive Officer

Date: March 22, 2006		/s/ Brian Peay
Brian Peay
Executive Vice President and
Chief Financial Officer

Date: March 22, 2006		/s/ Alvin Fong
Alvin Fong
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.02	Section 302 Certification of Brian Peay, Chief Financial Officer.

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

32.02	Section 906 Certification of Brian Peay, Chief Financial Officer.