Form 10-K
period 2005-12-31
GLENBOROUGH REALTY TRUST INC
filed 2006-03-30
CIK 929454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2005 the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $707,201,000. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 2, 2006, 32,349,435 shares of Common Stock ($.001 par value) and 3,740,807 shares of 7 3/4% Series A Convertible Preferred Stock ($.001 par value, $25 per share liquidation value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Portions of the Registrant’s definitive proxy statement to be issued in conjunction with the Registrant’s annual stockholder’s meeting to be held on May 4, 2006.

PART I

Item 1. Business

Company Profile

Glenborough Realty Trust Incorporated is a self-administered Real Estate Investment Trust (REIT) with a nationwide portfolio of 48 primarily office properties, including four joint ventures, as of December 31, 2005. We focus on owning and managing high-quality, multi-tenant office properties with strong demand attributes located in supply constrained locations within large diverse markets. Our portfolio encompasses approximately 9 million square feet focused in the following markets: Washington D.C., Southern California, Boston, Northern New Jersey and San Francisco.

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

Portfolio Management

We are a full-service real estate organization and we perform all property management, leasing, construction supervision, accounting, finance, acquisition and disposition activities for our portfolio with a staff of approximately 96 employees. We are managed by the following four executive officers who have experience in the real estate industry ranging from 17 to 34 years:

•	Andrew Batinovich, President and Chief Executive Officer

•	Michael Steele, Executive Vice President and Chief Operating Officer

•	Brian Peay, Executive Vice President and Chief Financial Officer

•	Sandra Boyle, Executive Vice President, Project Management

We perform all portfolio management activities, including on-site property management, lease negotiations and construction supervision of tenant improvements, property renovations and capital expenditures. We directly manage these activities from 15 management offices located throughout our portfolio. All of our management offices are networked with our corporate office and have access to our accounting and lease management system, the Internet and our email system.

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

Geographic and Tenant Diversification

The benefit of a national real estate portfolio without undue geographic concentration protects us from local and regional economic weakness. Currently, 42% of our total net operating income, or NOI (defined as rental revenue less property operating expenses, including discontinued operations), comes from Washington D.C. and Southern California markets. Similarly, tenant diversification is just as important. Other than the federal government, which represents approximately 4.5%, our next largest tenant makes up less than 3.0% of our total revenues. With approximately 635 tenants, our investors are protected from an over concentration on any one tenant or industry.

Conservative Capital Structure

One of our key goals is to maintain strong financial ratios with a conservative capital structure. As of December 31, 2005, our ratio of debt to gross book value was approximately 52%. This low leverage allows us to maintain strong coverage ratios. Furthermore, our overall cost of debt is low and the majority of our debt is at fixed rates of interest. As of December 31, 2005, floating rate debt as a percentage of all debt had decreased to 13% from 19% at the end of 2004. Our goal is to maintain financial flexibility through each business cycle. Achieving and conserving sufficient liquidity to take advantage of opportunities is a key focus.

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

Item 1A. Risk Factors

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

Our Cash Flow May Be Insufficient for Debt Service Requirements

As of December 31, 2005, we had approximately $811.5 million of total indebtedness, approximately $106.6 million of which is subject to variable interest rates and approximately $704.9 million of which is subject to fixed interest rates. Further, we intend to incur indebtedness in the future, including through borrowings under our unsecured bank line of credit, to finance property acquisitions, retirement of debt and stock repurchases. As a result, we expect to be subject to the risks associated with debt financing including the risk that:

•	interest rates may increase;

•	our cash flow may be insufficient to meet required payments on our debt; and

•	we may be unable to refinance or repay the debt as it comes due.

Debt Restrictions May Affect Our Operations and Negatively Affect Our Ability to Repay Indebtedness at Maturity

Our current $180 million unsecured bank line of credit contains provisions that restrict the amount of distributions we can make. These provisions provide that distributions may not exceed 95% of funds from operations for any fiscal quarter. If we cannot obtain acceptable financing to repay indebtedness at maturity, we may have to sell properties to repay indebtedness or properties may be foreclosed upon, which could adversely affect our results of operations, financial condition and ability to service debt. Also, as of December 31, 2005, approximately $704.9 million of our total indebtedness included secured mortgages with cross-collateralization provisions. In the event of a default, the holders of this indebtedness may seek to foreclose upon properties which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by these properties. Foreclosure of properties would cause us to lose income and asset value.

Fluctuations in Interest Rates May Adversely Affect Our Operations

As of December 31, 2005, we had approximately $106.6 million of variable interest rate indebtedness. Accordingly, an increase in interest rates would result in an increase in interest payments we make to service the debt which would adversely affect our net income and results of operations.

Limitations on Property Sales and Tax Indemnifications

The Internal Revenue Code and individual agreements with sellers of properties limit our ability to sell some of our properties. Twenty-two of the properties in our portfolio were acquired on terms and conditions under which they can be disposed of only in a “like-kind exchange” or other non-taxable transaction for limited periods of time. The agreed upon time periods for these restrictions on dispositions vary from transaction to transaction. In the event we were to dispose of one of these properties through a taxable transaction during the restriction period, we would be required to indemnify the contributor of such property for all direct and indirect adverse tax consequences. Real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio quickly in response to changes in economic or other conditions.

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

We are not aware of any current liabilities related to environmental matters that are material to us. However, the foregoing risk factor is provided because such risks are inherent to real estate ownership.

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

We are not aware of any current liabilities related to asbestos-containing materials that are material to us. However, the foregoing risk factor is provided because such risks are inherent to real estate ownership.

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

Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2005 we were participating in four unconsolidated joint ventures encompassing four properties and had an aggregate basis in the joint ventures totaling approximately $12 million. As of December 31, 2005, our share of joint venture debt totaled $22.8 million.

Material Tax Risks

Since 1996, we have operated as a REIT under the Internal Revenue Code. However, we may not be able to maintain our status as a REIT. To qualify as a REIT, we must satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions. Only limited judicial or administrative interpretation exists for these provisions and involves the determination of various factual matters and circumstances not entirely within our control. We receive non-qualifying management fee income and, as a result, we may approach the income test limits imposed by the Internal Revenue Code. There is a risk that we may not satisfy these tests. Even if we continue to qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property.

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

New Tax Legislation Reduces Tax Rates For Dividends Paid By Non-REIT Corporations

Under legislation recently enacted, the maximum tax rate on dividends to individuals has generally been reduced from 38.6% to 15% (from January 1, 2003 through December 31, 2008). The reduction in rates on dividends is generally not applicable to dividends paid by a REIT except in limited circumstances that we do not contemplate. Although this legislation will not adversely affect the taxation of REITs or dividends paid by REITs , the favorable treatment of regular corporate dividends could cause investors who are individuals to consider stock of non-REIT corporations that pay dividends as relatively more attractive than stocks of REITs. It is not possible to predict whether such a change in perceived relative value will occur or what the effect, if any, this legislation will have on the market price of our stock.

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

Item 1B. Unresolved SEC Staff Comments

None.

Item 2. Properties

Our Portfolio

Our 48 properties, including properties owned through joint ventures, consist primarily of high-quality, multi-tenant office properties concentrated in the following five markets: Washington D.C., Southern California, Boston, Northern New Jersey and San Francisco.

The following table sets forth the market, location, year built, square footage, average occupancy, total effective annual base rent and average effective base rent per leased square foot of our properties for the year ended December 31, 2005:

Market/Property	Location	Year Built	Square Footage	Average Occupancy	Total Effective Annual Base Rent ($000s) (1)	Average Effective Base Rent per Leased Square Foot (2)
WASHINGTON D.C.
1100 17th Street	Washington D.C.	1963	146,472	96%	$4,295	$30.64
Capitol Place III	Washington D.C.	1985	208,138	100%	7,323	35.18
1525 Wilson	Arlington, VA	1987	313,843	96%	8,498	28.15
Quincy Crossing	Arlington, VA	2002	110,899	95%	3,316	31.53
700 South Washington	Alexandria, VA	1989	59,652	98%	1,688	28.96
King Street Station II	Alexandria, VA	1988	131,327	88%	3,524	30.48
2000 Corporate Ridge (10% JV)	McLean, VA	1985	255,980	100%	6,572	25.67
Metro Place II	Merrifield, VA	1999	237,227	99%	6,978	29.71
Montgomery Executive Center	Gaithersburg, MD	1983	119,679	93%	2,542	22.72

Subtotal/Weighted Average			1,583,217	97%	$44,736	$29.20

SOUTHERN CALIFORNIA
First Financial Plaza	Encino	1986	222,535	95%	$5,647	$26.72
Centerstone Plaza	Irvine	1989	157,579	98%	4,375	28.30
Newport Plaza	Newport Beach	2000	107,473	100%	3,214	29.91
610 West Ash	San Diego	1986	177,490	88%	4,291	27.57
Aventine	San Diego	1990	239,997	94%	7,811	34.62
Tierrasanta Research Park	San Diego	1985	104,234	100%	1,355	13.00

Subtotal/Weighted Average			1,009,308	95%	$26,693	$27.84

NORTHERN NEW JERSEY
Fox Hollow Business Qtrs I	Branchburg	1987	42,600	100%	$528	$12.39
CenterPointe at Bridgewater	Bridgewater	1998	326,640	87%	6,755	23.90
Frontier Executive Quarters	Bridgewater	1981	264,879	100%	4,541	17.14
Vreeland Business Center (3)	Florham Park	1985	133,090	100%	799	6.00
Gatehall I	Parsippanny	1983	113,469	74%	1,792	21.26
25 Independence	Warren	1989	106,879	91%	2,603	26.90
Cottontail Distribution Center	Franklin Township	1989	229,352	87%	984	4.91

Subtotal/Weighted Average			1,216,909	90%	$18,002	$16.30

(continued)

Market/Property	Location	Year Built	Square Footage	Average Occupancy	Total Effective Annual Base Rent ($000s) (1)	Average Effective Base Rent per Leased Square Foot (2)
BOSTON
99 Summer Street	Boston	1987	272,614	95%	$8,746	$33.62
Hartwood Building	Lexington	1985	52,721	100%	1,153	21.87
313 Boston Post Road	Marlborough	1985	75,277	90%	1,393	20.54
Marlborough Corporate Place	Marlborough	1986	570,421	71%	7,707	18.95
Westford Corporate Center	Westford	1986	164,829	58%	1,514	15.82
Flanders Research Park	Westborough	1980	105,500	100%	1,071	10.15

Subtotal/Weighted Average			1,241,362	82%	$21,584	$21.83

SAN FRANCISCO
Creekside Business Park	Dublin	1998	171,077	68%	$1,620	$13.93
33 New Montgomery	San Francisco	1986	234,012	93%	7,408	33.87
Rincon Center (10% JV)	San Francisco	1988	757,250	95%	19,643	27.30
101 Ellsworth (10% JV)	San Francisco	2002	86,115	77%	1,980	29.86
400 South El Camino	San Mateo	1973	145,867	97%	4,191	29.49
Rollins Road	Burlingame	1950	255,185	100%	2,131	8.35

Subtotal/Weighted Average			1,649,506	92%	$36,973	$24.36

TAMPA
Grand Regency Business Center	Brandon	1998	48,551	100%	$769	$15.84
Park Place	Clearwater	1985	166,612	94%	2,826	18.09
University Center	Tampa	1996/2002	145,333	100%	920	6.33
Oakview Center	Temple Terrace	1997	79,393	100%	1,195	15.05

Subtotal/Weighted Average			439,889	97%	$5,710	$13.29

DENVER
Gateway Park	Aurora	1997-2002	302,520	94%	$5,211	$18.36
Westminster Center	Westminster	2002	65,707	100%	445	6.78
Gateway Office Park Retail (50% JV)	Denver	2001	12,000	94%	203	17.98

Subtotal/Weighted Average			380,227	94%	$5,859	$16.24

ALL OTHERS
Capitol Center (3)	Des Moines, IA	1983	165,127	83%	$1,723	$12.52
J.I. Case - Kansas City	Kansas City, KS	1951	199,750	100%	478	2.39
Citibank Office Park	Las Vegas, NV	1987	148,343	95%	3,092	21.92
Thousand Oaks (3)	Memphis, TN	1988	422,363	55%	3,599	15.54
Valley Forge Corporate Center	Norristown, PA	1984	118,380	100%	2,013	17.01
One Pacific Place	Omaha, NE	1988	128,392	96%	2,169	17.53
Osram Building (3)	Westfield, IN	1990	45,265	90%	431	10.61

Subtotal/Weighted Average			1,227,620	79%	$13,505	$13.61

TOTAL			8,748,038	90%	$173,062	$21.95

(1)	Total effective annual base rent represents total base rent, excluding straight-line rents and concessions, recognized during the year ended December 31, 2005. These amounts have been annualized for properties acquired during 2005. Total effective annual base rent is not a measure of operating results or cash flows from operating activities as measured by U.S. generally accepted accounting principles, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows or rental revenue as a measure of liquidity or operating performance. We consider total effective annual base rent to be an appropriate supplemental measure because it helps both investors and management to understand the operations of our properties on a cash basis.
(2)	Average effective base rent per leased square foot represents total effective annual base rent as computed above, divided by average occupancy in square feet during the year ended December 31, 2005.
(3)	Property was held for sale as of December 31, 2005, with all related revenue and expenses presented as discontinued operations in the accompanying consolidated statements of income. This property was sold in January 2006.

Acquisition and Disposition Activity

During the year ended December 31, 2005, we acquired three office properties for a total purchase price of approximately $217 million and sold seventeen non-core properties for a total consideration of approximately $308 million. One of our key strategic goals is to improve the quality, location, size and future growth potential of our assets through active portfolio management.

The following table summarizes our acquisition activity during 2005:

Property	Market	Date of Purchase	Square Footage	Purchase Price ($000’s)
Metro Place II	Washington, D.C.	02/01/05	237,227	$71,700
33 New Montgomery	San Francisco, CA	08/11/05	234,012	75,000
Capitol Place III	Washington, D.C.	08/16/05	208,138	70,000

Total			679,377	$216,700

The following table summarizes our disposition activity during 2005:

Property	Type	Location	Date of Sale	Square Footage	Sales Price ($000’s)
Rockwall I & II	Office	Rockville, MD	01/18/05	342,739	$76,750
Leawood Office Building	Office	Leawood, KS	02/09/05	92,787	7,290
Park 100 Industrial	Industrial	Indianapolis, IN	04/26/05	102,400	2,680
Lake Point Business Park	Industrial	Orlando, FL	04/28/05	134,360	13,100
Oakbrook International	Office	Oak Brook, IL	05/12/05	98,431	11,500
Fairfield Business Quarters	Office	Fairfield, NJ	06/01/05	42,792	3,250
Woodlands Tech	Office	St. Louis, MO	08/01/05	98,037	8,400
Bryant Lake	Office	Eden Prairie, MN	09/27/05	171,359	14,400
Columbia Center	Office	Rosemont, IL	09/28/05	146,530	14,768
University Club Tower	Office	St. Louis, MO	09/29/05	272,443	40,100
Oakbrook Terrace	Office	Oakbrook Terrace, IL	10/07/05	232,052	25,684
Navistar Chicago	Industrial	Chicago, IL	10/19/05	474,426	15,600
Northglenn Business Center	Office	Northglenn, CO	11/15/05	65,000	6,850
Riverview Office Tower	Office	Bloomington, MN	11/29/05	227,129	20,150
Embassy Plaza	Office	Schaumburg, IL	12/01/05	136,766	11,400
Woodlands Plaza	Office	St. Louis, MO	12/14/05	81,853	8,000
Palms Business Center IV & North	Office	Las Vegas, NV	12/15/05	129,501	27,750

Total				2,848,605	$307,672

In connection with the above dispositions, we recognized a total net gain on sales of approximately $86 million.

Tenants

As of December 31, 2005, we had approximately 635 leases (excluding joint ventures). Our properties are leased to government services and local and national companies engaged in a variety of businesses including financial services, health care, insurance and real estate.

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

Other than the United States government, which represented approximately 4.5%, no other tenant represented more than 3.0% of our total revenues (including discontinued operations) for the year ended December 31, 2005. The following table represents our ten largest tenants as of December 31, 2005, ranked by annualized rent:

Tenant Name	Number of Leases	Weighted Avg Lease Expiration	Square Footage	Total Effective Annual Base Rent (1) ($000’s)	Rent as a % of total revenues (2)
US Government	21	03/20/10	341,860	$7,699	4.53%
Association of American Railroads	1	11/30/10	147,699	5,081	2.99%
Boeing Company	2	09/15/09	153,693	3,726	2.19%
Computer Associates International, Inc.	2	08/31/07	142,402	2,986	1.76%
Phillips-Van Heusen Corp.	1	09/30/20	153,286	2,477	1.46%
Accenture Ltd.	1	11/30/09	49,682	1,607	0.94%
Ortho-McNeil Pharmaceutical	1	03/31/08	50,960	1,527	0.89%
L-3 Communications Corporation	2	02/02/09	41,784	1,354	0.79%
Thomas & Betts Corporation	1	01/01/07	71,028	1,332	0.78%
Verizon Communications Inc.	1	05/31/07	72,880	1,312	0.77%

	33	10/09/10	1,225,274	$29,101	17.10%

(1)	Total effective annual base rent represents total base rent, excluding straight-line rents and concessions, recognized during the year ended December 31, 2005. These amounts have been annualized for properties acquired during 2005. Total effective annual base rent is not a measure of operating results or cash flows from operating activities as measured by U.S. generally accepted accounting principles, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows or rental revenue as a measure of liquidity or operating performance. We consider total effective annual base rent to be an appropriate supplemental measure because it helps both investors and management to understand the operations of our properties on a cash basis.
(2)	Rent as a % of total revenues represents total effective annual base rent as computed above, divided by total revenues, including interest and other income, equity in earnings of unconsolidated joint ventures and revenue in discontinued operations, for the year ended December 31, 2005.

Lease Expirations

The following table represents the total contractual lease expirations, by market, for our properties (excluding joint ventures) as of December 31, 2005:

Annual Base Rent Expiring (1)	2006 (2)	2007	2008	2009	2010	2011 and thereafter	Total
Washington D.C.	$3,252,694	$2,428,071	$2,648,742	$12,509,359	$10,738,241	$11,290,610	$42,867,717
Southern California	2,328,618	6,281,358	6,511,493	6,126,746	2,942,999	5,519,240	29,710,454
Boston	1,627,238	5,768,767	4,613,605	3,978,455	2,415,207	5,658,969	24,062,241
Northern New Jersey	1,640,804	1,542,127	3,562,380	2,820,987	2,210,909	9,444,929	21,222,136
San Francisco	2,689,357	3,915,832	615,456	751,580	2,002,060	7,878,818	17,853,103
Tampa	819,508	3,238,282	907,001	311,338	1,483,548	338,432	7,098,109
Denver	279,264	652,587	1,209,964	1,921,059	35,851	2,177,816	6,276,541
Las Vegas	727,112	949,146	225,068	485,019	481,683	734,690	3,602,718
Omaha	110,055	325,780	239,034	1,085,477	1,780,722	478,173	4,019,241
Memphis	541,119	329,851	275,168	89,515	430,048	1,890,542	3,556,243
Philadelphia	—	1,348,280	—	—	—	887,250	2,235,530
Indianapolis	—	—	—	—	—	245,042	245,042
Kansas City	—	469,416	—	—	—	—	469,416

Total	$14,015,769	$27,249,497	$20,807,911	$30,079,535	$24,521,268	$46,544,511	$163,218,491

Percentage of total annual rent (3)	8.6%	16.7%	12.7%	18.4%	15.0%	28.5%	100.0%

Annual Square Footage Expiring (4)	2006 (2)	2007	2008	2009	2010	2011 and thereafter	Total
Washington D.C.	111,043	104,836	99,010	385,910	291,644	303,481	1,295,924
Southern California	82,829	215,897	239,658	182,930	89,705	163,990	975,009
Boston	80,435	268,684	193,495	166,401	105,270	232,113	1,046,398
Northern New Jersey	165,424	84,951	145,786	273,057	97,526	348,370	1,115,114
San Francisco	70,907	126,775	17,046	24,573	72,321	422,708	734,330
Tampa	65,838	190,326	47,225	24,264	78,384	18,879	424,916
Denver	12,473	75,240	67,629	96,665	1,554	109,191	362,752
Las Vegas	32,023	39,069	8,918	18,732	17,939	25,207	141,888
Omaha	6,742	21,409	13,752	55,170	132,258	24,939	254,270
Memphis	30,346	17,379	31,169	5,175	24,946	146,980	255,995
Philadelphia	—	72,880	—	—	—	45,500	118,380
Indianapolis	—	—	—	—	—	25,393	25,393
Kansas City	—	199,750	—	—	—	—	199,750

Total	658,060	1,417,196	863,688	1,232,877	911,547	1,866,751	6,950,119

Percentage of total square footage	9.5%	20.4%	12.4%	17.7%	13.1%	26.9%	100.0%

Number of leases (5)	116	118	112	84	85	120	635
Percentage of total number of leases	18.3%	18.6%	17.6%	13.2%	13.4%	18.9%	100.0%

(1)	This figure is based on square footage leased as of December 31, 2005, and incorporates contractual rent increases arising after 2005.
(2)	Includes leases that have initial terms of less than one year.
(3)	Annual base rent expiring during each period, divided by total annual base rent (both adjusted for contractual increases).
(4)	This figure is based on square footage leased (which excludes vacant and amenity space), which accounts for the difference between this figure and “Square Footage” on prior pages (which includes vacant and amenity space).
(5)	Excluding leases at joint venture properties.

Item 3. Legal Proceedings

Certain claims and lawsuits have arisen against us in our normal course of business. We expect that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders in the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Stock and Preferred Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Common Stock ($0.001 par value) is traded on the NYSE under the symbol “GLB” and our 7  3/4% Series A Convertible Preferred Stock ($0.001 par value, $25.00 per share liquidation value) is traded on the NYSE under the symbol “GLB Pr A”. On December 31, 2005, the closing price of our Common Stock was $18.10 and the closing price of our Preferred Stock was $25.20. On March 2, 2006, the last reported sales price per share of our Common Stock was $19.18 and the last reported sale price of our Preferred Stock was $25.10. The following table sets forth the high and low closing prices per share of our Common Stock and Preferred Stock for the periods indicated, as reported on the NYSE composite tape.

	Common Stock		Preferred Stock
Quarterly Period	High	Low	High	Low
2004
First Quarter	$22.54	$18.70	$25.85	$24.76
Second Quarter	22.34	17.80	25.56	23.85
Third Quarter	21.01	17.88	25.44	24.03
Fourth Quarter	22.57	20.39	25.76	25.00
2005
First Quarter	$20.66	$19.00	$25.95	$25.11
Second Quarter	21.19	19.03	25.80	25.18
Third Quarter	21.43	18.95	25.83	25.10
Fourth Quarter	19.81	17.78	25.90	25.09
2006
First Quarter (1)	$19.68	$18.30	$25.34	$25.03

(1)	High and low stock closing prices through March 2, 2006.

Holders

As of March 2, 2006, the approximate number of holders of record of the shares of our Common Stock was 3,685 and the approximate number of holders of record of the shares of our Preferred Stock was 30.

Distributions

Since we elected to qualify as a REIT in 1996, we have paid regular quarterly distributions to holders of our Common and Preferred Stock. During the years ended December 31, 2004 and 2005, we declared the following quarterly distributions:

	Common Stock		Preferred Stock
Quarterly Period	Distributions Per share	Total Distributions	Distributions Per share	Total Distributions
2004
First Quarter	$0.35	$11,164,059	$0.48	$4,822,583
Second Quarter	$0.35	$11,173,501	$0.48	$3,886,524
Third Quarter	$0.35	$11,179,277	$0.48	$3,318,126
Fourth Quarter	$0.35	$12,611,594	$0.48	$3,318,126
2005
First Quarter	$0.35	$12,617,876	$0.48	$1,811,677
Second Quarter	$0.35	$12,676,824	$0.48	$1,811,697
Third Quarter	$0.35	$12,680,908	$0.48	$1,811,697
Fourth Quarter	$0.35	$11,798,640	$0.48	$1,811,697

We expect the first quarter 2006 common stock dividend, which is subject to Board approval and will be declared in mid March and paid in April, will be $0.35 per share consistent with the fourth quarter 2005 dividend. Commencing in the second quarter of 2006, we expect to reduce the common stock dividend from $0.35/share to $0.275/common share (annualized from $1.40 to $1.10). The second quarter dividend will be paid to common shareholders of record on July 1, 2006.

Federal income tax law requires that a REIT distribute annually at least 90% of its REIT taxable income. Our future distributions will be at the discretion of our Board of Directors and will depend upon our actual Funds from Operations (as defined beginning on page 19), our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. We intend to continue our policy of paying quarterly distributions, but we cannot assure you that distributions will continue or be paid at any specific level.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under plans (excluding securities listed in column A)
Equity compensation plans approved by security holders	2,531,701	$23.46	306,184
Equity compensation plans not approved by security holders	0	N/A	0

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 – October 31, 2005	1,087,100	$18.83	1,087,100	718,084
November 1, 2005 – November 30, 2005	1,238,600	18.84	1,238,600	3,479,484
December 1, 2005 – December 31, 2005	200,200	19.06	200,200	3,279,284

Total	2,525,900	$18.87	2,525,900	3,279,284

(a)	None of the shares listed below were purchased other than through a publicly announced plan or program. All shares were purchased through open market transactions.
(b)	On February 8, 1999, the Board of Directors authorized a plan to repurchase up to 3,100,000 shares of common stock over a period of up to two years. The number of shares was increased to 6,200,000 on November 4, 1999, increased to 8,200,000 and extended indefinitely on December 29, 2000, and further increased to 12,210,700 on November 8, 2005.

Item 6. Selected Financial Data

Set forth below is selected financial data. Consolidated balance sheet and operating data is presented as of and for each of the five years ended December 31, 2005 (dollars in thousands).

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, included in Item 15. “Exhibits, Financial Statements, Schedules and Reports on Form 8-K.”

	2005	2004	2003	2002	2001
Operating Data:
Rental revenue	$158,078	$140,207	$124,164	$98,804	$89,510
Fees and reimbursements, including from related parties	4,792	4,046	3,616	3,672	6,627
Total operating revenue	162,870	144,253	127,780	102,476	96,137
Property operating expenses	54,376	46,726	38,779	28,516	25,880
General and administrative	15,080	11,545	12,368	11,685	10,888
Depreciation and amortization	51,026	44,476	35,992	27,198	23,261
Provision for impairment of real estate assets	7,829	3,752	2,852	—	—
Total operating expenses	128,311	106,499	89,991	67,399	60,029
Interest and other income	2,614	2,597	3,556	5,510	5,216
Interest expense	37,708	29,760	26,004	22,172	20,646
Loss on early extinguishment of debt	4,725	2,035	294	9,399	1,539
Provision for impairment of non-real estate assets	—	—	5,746	—	—
Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(4,801)	9,361	9,905	7,519	17,232
Discontinued operations	4,263	20,445	22,426	12,083	26,642
Net income	520	28,222	31,069	21,274	43,343
Net income (loss) available to common stockholders	(12,632)	6,977	11,901	1,710	23,779
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.47)	$(0.35)	$(0.30)	$(0.33)	$(0.01)
Net Income (loss) available to Common Stockholders	(0.36)	0.22	0.43	0.06	0.88
Diluted income (loss) per share (1):
Income (loss) from continuing operations	$(0.47)	$(0.35)	$(0.30)	$(0.33)	$—
Net Income (loss) available to Common Stockholders	(0.36)	0.22	0.43	0.06	0.87
Distributions (2)	1.40	1.40	1.56	1.72	1.69

	2005	2004	2003	2002	2001
Balance Sheet Data:
Rental properties, gross	$1,296,057	$1,367,310	$1,402,183	$1,433,536	$1,338,022
Accumulated depreciation	(186,449)	(220,229)	(188,721)	(186,082)	(146,249)

Rental properties, net	1,109,608	1,147,081	1,213,462	1,247,454	1,191,773
Investments in land and development	51,750	147,435	67,493	78,529	98,105
Investments in unconsolidated joint ventures	12,040	12,014	12,211	7,822	7,076
Mortgage loans receivable	11,231	12,872	40,323	41,813	39,061
Total assets	1,346,130	1,431,145	1,402,429	1,430,165	1,384,208
Total debt (5)	811,539	719,390	739,266	734,917	653,014
Stockholders’ equity	447,644	625,437	574,670	610,637	644,729

Other Data:
Cash flow provided by (used for):
Operating activities	57,653	67,359	73,550	89,126	79,719
Investing activities	121,267	(32,605)	(24,231)	(95,598)	(74,372)
Financing activities	(180,299)	(48,778)	(35,600)	7,335	(103,132)
FFO available to Common Stockholders (3)	(42,277)	56,142	55,543	48,050	72,404
Debt to total market capitalization (4)	51.7%	41.8%	46.1%	47.8%	43.9%

(1)	Diluted amounts include the effects of all classes of securities outstanding at year-end, including units of Operating Partnership interests and options to purchase our stock, excluding those that are anti-dilutive.
(2)	Historical distributions per common share for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 consist of distributions declared for the periods then ended.
(3)	Funds from Operations, or FFO, as defined and calculated on the following pages.
(4)	Debt to total market capitalization is calculated as total debt at period end divided by total debt plus the market value of our outstanding common stock and convertible Operating Partnership units (based upon the closing prices of the common stock in the table below) plus the liquidation value of our outstanding preferred stock based on the liquidation preference per share of $25.00 for all periods presented.

December 31,	Price Per Share of Common Stock
2005	$18.10
2004	21.28
2003	19.95
2002	17.82
2001	19.40

(5)	Including amounts for properties classified as held for sale.

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

The following table sets forth our reconciliation of net income to funds from operations (FFO) for each of the five years ended December 31, 2005 (in thousands).

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
Net Income	$520	$28,222	$31,069	$21,274	$43,343
Cumulative effect of change in accounting principle	—	912	—	—	—
Real estate depreciation and amortization, net of minority interest (1)	52,329	55,926	50,667	47,169	41,914
Preferred dividends	(7,247)	(13,272)	(19,422)	(19,564)	(19,564)
Dividends paid on redeemed preferred stock	(596)	(2,073)	—	—	—
(Premium)/discount and write-off of original issuance costs on preferred stock redemption	(5,309)	(5,900)	254	—	—
Net gain on sale from discontinued operations, net of minority interest	(79,361)	(13,164)	(12,816)	(6,156)	(649)
Adjustment for SFAS No. 13 rents (2)	—	—	—	—	(2,363)
Loss on early extinguishment of debt (2)	—	—	—	—	1,732
Adjustment to reflect FFO of unconsolidated operating JV’s (3)	713	714	430	444	602
Adjustment to reflect FFO of minority interest (4)	(3,326)	4,777	5,361	4,883	7,389

FFO available to Common Stockholders	$(42,277)	$56,142	$55,543	$48,050	$72,404

(1)	Excludes non-real estate depreciation and amortization.
(2)	Prior to 2002, these items were excluded from the calculation of FFO.
(3)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(4)	Represents the minority interest holders’ share of real estate depreciation and amortization and gain/loss on sales from discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations, liquidity and capital resources, and financial condition should be read in conjunction with the selected financial data in Item 6 and the Consolidated Financial Statements, including the notes thereto, included in Item 15.

Results of Operations

Overview

During 2005, we redeemed 3.1 million shares of preferred stock from the proceeds of a secondary offer completed in late 2004. This year we acquired three office properties for a total purchase price of approximately $217 million and sold seventeen non-core properties for total consideration of approximately $308 million. We also repurchased and retired 2.5 million shares of common stock at an average price of $18.87 per share in 2005. Our floating rate debt decreased from 19% of total debt at the end of 2004 to 13% at the end of 2005.

Portfolio Performance

Total portfolio occupancy (excluding joint ventures) increased from 87.2% at December 31, 2004 to 90.2% at December 31, 2005. Net operating income (adjusted for discontinued operations) decreased 3.2% from $124.6 million for the year ended December 31, 2004 to $120.6 million for the year ended December 31, 2005. This decrease primarily resulted from property dispositions and the bankruptcy of a large tenant in the Boston market as discussed further below under Rental Revenue. This decrease was partially offset by property acquisitions and increases in occupancy and rental rates.

Lease Maturities

Our leases range in term from one month to 25 years. The weighted average term of our leases in place as of December 31, 2005 is approximately 7.3 years. See Item 2 above for a table which details our contractual lease expirations, by market, for our properties as of December 31, 2005. Based upon the strength of the national leasing market, we anticipate that lease rollover will affect our rental revenues with changes in portfolio occupancy and changes in rental rates upon lease renewal. In 2005, we had approximately 654,000 square feet of new leasing production at an average rent of $18.94 per square foot. We also renewed approximately 982,000 square feet of office leases which expired in 2005 at an average rent per square foot of $18.51. This represented an increase in effective rents from renewals (annualized rents net of concessions) of 1.8% during 2005.

Non-Core Asset Dispositions

In March 2005, after an in-depth review of our portfolio on an asset by asset basis, we decided to dispose of assets in our non-core markets, as well as certain non-core assets in core markets. Accordingly, we reduced the intended holding period of 21 assets to two years or less. Based on our analysis of the discounted cash flows of each asset over the next two years, we determined that nine of the assets were impaired due primarily to higher vacancy and lower rental rates in the respective markets. The difference between the estimated fair value (calculated by discounting estimated future cash flows and sales proceeds) and the net book value was $49,312,000. When combined with impairment charges of $8,924,000 recognized on two additional assets sold during the first quarter of 2005, additional impairments of $1,009,000 recognized on two assets during the third quarter of 2005, and additional impairments of $35,068,000 recognized on three assets during the fourth quarter of 2005, the total impairment charge recognized during the year ended December 31, 2005, was $94,313,000. As of December 31, 2005, seventeen of the 21 assets have been sold, as well as one other office property, for an aggregate gain on sale of $86,018,000 and a reversal of an impairment charge of $1,331,000.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004.

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

	2005			2004
(In thousands)	As Reported	Discontinued Operations	Adjusted	As Reported	Discontinued Operations	Adjusted
OPERATING REVENUE
Rental revenue	$158,078	$31,473	$189,551	$140,207	$51,571	$191,778
Fees and reimbursements, including from related parties	4,792	—	4,792	4,046	—	4,046

Total operating revenue	162,870	31,473	194,343	144,253	51,571	195,824

OPERATING EXPENSES
Property operating expenses	54,376	14,558	68,934	46,726	20,462	67,188
General and administrative	15,080	8	15,088	11,545	40	11,585
Depreciation and amortization	51,026	6,978	58,004	44,476	18,171	62,647
Provision for impairment of real estate assets	7,829	86,484	94,313	3,752	—	3,752

Total operating expenses	128,311	108,028	236,339	106,499	38,673	145,172

Interest and other income	2,614	—	2,614	2,597	2	2,599
Equity in earnings of unconsolidated operating JV’s	459	—	459	805	—	805
Interest expense	(37,708)	(3,253)	(40,961)	(29,760)	(6,842)	(36,602)
Loss on early extinguishment of debt	(4,725)	(3,278)	(8,003)	(2,035)	(40)	(2,075)

Income (loss) before gain on sales of real estate assets, minority interest, discontinued operations and cumulative effect of change in accounting principle	(4,801)	(83,086)	(87,887)	9,361	6,018	15,379
Reversal of provision for impairment of real estate assets	—	1,331	1,331	—	—	—
Gain on sales of real estate assets	—	86,018	86,018	—	14,427	14,427

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting	(4,801)	4,263	(538)	9,361	20,445	29,806
Minority interest (1)	1,058	—	1,058	(672)	—	(672)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(3,743)	4,263	520	8,689	20,445	29,134
Discontinued operations	4,263	(4,263)	—	20,445	(20,445)	—

Income before cumulative effect of change in accounting principle	520	—	520	29,134	—	29,134
Cumulative effect of change in accounting principle	—	—	—	(912)	—	(912)

Net income	520	—	520	28,222	—	28,222
Preferred dividends	(7,247)	—	(7,247)	(13,272)	—	(13,272)
Dividends paid on redeemed preferred stock	(596)	—	(596)	(2,073)	—	(2,073)
(Premium)/discount and write-off of original issuance costs on redemption	(5,309)	—	(5,309)	(5,900)	—	(5,900)

Net income (loss) available to Common Stockholders	$(12,632)	$—	$(12,632)	$6,977	$—	$6,977

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium/discount and write-off of original issuance costs on preferred stock redemptions.

Net Operating Income, Following is a table of net operating income by market, for comparative purposes, presenting the results for the years ended December 31, 2005 and 2004 (in thousands). The data set forth below should be read in conjunction with “Note 16. Segment Information” in our consolidated financial statements included in Item 15 of Part IV:

	2005	% of Total	2004	% of Total
Washington D.C.	$28,153	23.3%	$26,115	21.0%
Southern California	23,008	19.1%	23,016	18.5%
Boston	13,522	11.2%	17,576	14.1%
Northern New Jersey	15,455	12.8%	15,925	12.8%
San Francisco	8,780	7.3%	7,035	5.6%
Chicago	4,346	3.6%	6,926	5.6%
St. Louis	3,310	2.7%	5,032	4.0%
Tampa/Orlando	5,555	4.6%	4,941	4.0%
Denver	4,107	3.4%	3,414	2.7%
Minneapolis	2,717	2.3%	3,248	2.6%
All others	11,664	9.7%	11,362	9.1%

Total Net Operating Income	$120,617	100.0%	$124,590	100.0%

Rental Revenue. Rental revenue decreased $2,227,000 or 1% to $189,551,000 for the year ended December 31, 2005 from $191,778,000 for the year ended December 31, 2004. This change primarily resulted from property dispositions and the bankruptcy of Axiowave Networks, Inc., a tenant at Marlborough Corporate Place, an office property located in Marlborough, Massachusetts, which defaulted on its lease obligation in December 2004. Axiowave’s lease encompassed approximately 100,000 square feet at Marlborough Corporate Place and accounted for approximately $2.9 million of annual revenues. This decrease was offset by property acquisitions and increases in occupancy and rental rates. Following is a table of rental revenue by market, for comparative purposes, presenting the results for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Washington D.C.	$38,288	$35,977
Southern California	34,187	33,514
Boston	25,745	28,791
Northern New Jersey	24,135	24,500
San Francisco	13,012	10,177
Chicago	9,289	12,724
St. Louis	6,061	8,147
Tampa/Orlando	8,157	7,573
Denver	6,697	5,585
Minneapolis	5,209	5,711
All others	18,771	19,079

Total Rental Revenue	$189,551	$191,778

Fees and Reimbursements, Including From Related Parties. Fees and reimbursements, including from related parties, consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated joint ventures and the Rancon Partnerships. This revenue increased $746,000 to $4,792,000 for the year ended December 31, 2005, from $4,046,000 for the year ended December 31, 2004, primarily due to increased financing, lease consulting, development and other fees.

Property Operating Expenses. Property operating expenses increased $1,746,000, or 3%, to $68,934,000 for the year ended December 31, 2005, from $67,188,000 for the year ended December 31, 2004, primarily due to property acquisitions and increased property taxes and utility costs, offset by dispositions. Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Washington D.C.	$10,135	$9,862
Southern California	11,179	10,498
Boston	12,223	11,215
Northern New Jersey	8,680	8,575
San Francisco	4,232	3,142
Chicago	4,943	5,798
St. Louis	2,751	3,115
Tampa/Orlando	2,602	2,632
Denver	2,590	2,171
Minneapolis	2,492	2,463
All others	7,107	7,717

Total Property Operating Expenses	$68,934	$67,188

General and Administrative Expenses. General and administrative expenses increased $3,503,000 to $15,088,000 for the year ended December 31, 2005, from $11,585,000 for the year ended December 31, 2004. This increase is primarily due to higher professional fees related to Sarbanes-Oxley 404 compliance and the restatement of prior year financials, increases in state franchise taxes and increases in incentive compensation costs.

Depreciation and Amortization. Depreciation and amortization decreased $4,643,000 to $58,004,000 for the year ended December 31, 2005, from $62,647,000 for the year ended December 31, 2004. This decrease is primarily due to property dispositions and ceasing depreciation of assets held for sale, partially offset by depreciation and amortization associated with acquisitions.

Provision for Impairment of Real Estate Assets. In connection with our decision in March 2005 to dispose of assets in its non-core markets and certain non-core assets in core markets, we reduced the intended holding period of 21 assets to two years or less in March 2005. Prior to that decision there were no impairment indicators and the cash flows of the properties were sufficient to recover the carrying value of the asset over the previous intended holding period. Based on our analysis of the discounted cash flows of each asset over the next two years, we determined that nine of the assets were impaired. The difference between the estimated fair value (calculated by discounting estimated future cash flows and sales proceeds) and the net book value was approximately $49.3 million. When combined with impairment charges recognized on two additional assets sold during the first quarter of 2005 (as discussed in Notes 5 and 6) and additional impairments recognized during the third and fourth quarter of 2005, the total impairment charge recognized during the year ended December 31, 2005, was approximately $94.3 million ($86.5 million of which is included in discontinued operations). During the fourth quarter, we classified a development project as held for sale and recorded impairment charges of $32.3 million relating to the difference between the basis of the project and the estimated net proceeds expected to be realized upon sale. Prior to that date, we intended to hold the development project and there were no impairment indicators. We also recorded a provision for impairment of $375,000 to reduce the carrying value of a 50% owned development joint venture which is developing a residential project in San Mateo, California, from approximately $779,000 to its estimated fair value of $404,000, due to lower than anticipated sales values based on changes in market conditions. In addition, we concluded that a note receivable of $3.6 million secured by real estate was impaired and recorded an allowance for loan losses of $2.3 million. We measure the impairment of the loan based upon the excess of the recorded investment amount over the current estimated fair value of the collateral, as reduced by selling costs. In connection with the dispositions of Columbia Centre II and Embassy Plaza, an additional provision for impairment of real estate assets of $234,000 was recognized due to higher than anticipated costs to sell the properties. In the fourth quarter of 2004, due to the adverse outcome of an initiative for the zoning and precise plan for a mixed use project known as Marina Shores in Redwood City, California, we decided to abandon an option to acquire an additional nearby parcel of land known as Pete’s Harbor. As a result, we recorded a provision for impairment to write off our basis in the option of $3,752,000 which consisted of previously paid option payments and predevelopment costs.

Interest and Other Income. Interest and other income increased an insignificant $15,000 to $2,614,000 for the year ended December 31, 2005, from $2,599,000 for the year ended December 31, 2004.

Interest Expense. Interest expense increased $4,359,000 to $40,961,000 for the year ended December 31, 2005, from $36,602,000 for the year ended December 31, 2004. This increase is primarily due to an increase in interest rates and changes in the mix of floating-rate debt and fixed-rate debt.

Loss on Early Extinguishment of Debt. During the years ended December 31, 2005 and 2004, we recorded losses on early extinguishment of debt of $8,003,000 and $2,075,000, respectively, which consisted primarily of write-off of unamortized original financing costs in connection with various loan modifications and payoffs.

Reversal of provision for impairment of real estate assets. During 2005, in connection with the disposition of one asset, we reversed approximately $1.3 million of the provision for impairment previously recognized on this asset.

Gain on sales of real estate assets. The gain on sales of real estate assets of $86,018,000 during the year ended December 31, 2005, resulted from the sale of seventeen non-core properties. The gain on sales of real estate assets of $14,427,000 during the year ended December 31, 2004, resulted from the sale of four office properties and one industrial property.

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

Charges associated with the redemption of preferred stock. In January 2005, we redeemed approximately 3.1 million shares of our outstanding 7 3/4% Series A Convertible Preferred Stock. In connection with this redemption, during the year ended December 31, 2005, we incurred $596,000 for the stub period dividends declared and paid to the redeemed preferred shareholders, as well as a charge of $5,309,000, which consisted of $3,452,000 for the non-cash write-off of original issuance costs of the preferred shares, $1,812,000 for the premium paid to redeem the preferred shares and $45,000 in other miscellaneous costs. In April 2004, we redeemed approximately 3.1 million shares of our outstanding 7 3/4% Series A Convertible Preferred Stock. In connection with this redemption, during the year ended December 31, 2005, we incurred charges of $2,073,000 for the stub period and final dividends declared and paid to the redeemed preferred shareholders, as well as a charge of $5,900,000, which consisted of $3,448,000 for the non-cash write-off of original issuance costs of the preferred shares, $2,407,000 for the premium paid to redeem the preferred shares and $45,000 in other miscellaneous costs.

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

	2004			2003
(In thousands)	As Reported	Discontinued Operations	Adjusted	As Reported	Discontinued Operations	Adjusted
OPERATING REVENUE
Rental revenue	$140,207	$51,571	$191,778	$124,164	$74,473	$198,637
Fees and reimbursements, including from related parties	4,046	—	4,046	3,616	—	3,616

Total operating revenue	144,253	51,571	195,824	127,780	74,473	202,253

OPERATING EXPENSES
Property operating expenses	46,726	20,462	67,188	38,779	27,120	65,899
General and administrative	11,545	40	11,585	12,368	6	12,374
Depreciation and amortization	44,476	18,171	62,647	35,992	21,567	57,559
Provision for impairment of real estate assets	3,752	—	3,752	2,852	—	2,852

Total operating expenses	106,499	38,673	145,172	89,991	48,693	138,684

Interest and other income	2,597	2	2,599	3,556	16	3,572
Equity in earnings of unconsolidated operating JV’s	805	—	805	604	—	604
Interest expense	(29,760)	(6,842)	(36,602)	(26,004)	(11,987)	(37,991)
Loss on early extinguishment of debt	(2,035)	(40)	(2,075)	(294)	(5,587)	(5,881)
Provision for impairment of non-real estate assets	—	—	—	(5,746)	—	(5,746)

Income before gain on sales of real estate assets, minority interest, discontinued operations and cumulative effect of change in accounting principle	9,361	6,018	15,379	9,905	8,222	18,127
Gain on sales of real estate assets	—	14,427	14,427	—	14,204	14,204

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	9,361	20,445	29,806	9,905	22,426	32,331
Minority interest (1)	(672)	—	(672)	(1,262)	—	(1,262)

Income before discontinued operations and cumulative effect of change in accounting principle	8,689	20,445	29,134	8,643	22,426	31,069
Discontinued operations	20,445	(20,445)	—	22,426	(22,426)	—

Income before cumulative effect of change in accounting principle	29,134	—	29,134	31,069	—	31,069
Cumulative effect of change in accounting principle	(912)	—	(912)	—	—	—

Net income	28,222	—	28,222	31,069	—	31,069
Preferred dividends	(13,272)	—	(13,272)	(19,422)	—	(19,422)
Dividends paid on redeemed preferred stock	(2,073)	—	(2,073)	—	—	—
(Premium)/discount and writeoff of original issuance costs on redemption	(5,900)	—	(5,900)	254	—	254

Net income available to Common Stockholders	$6,977	$—	$6,977	$11,901	$—	$11,901

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium/discount and writeoff of original issuance costs on preferred stock redemptions.

Net Operating Income, Following is a table of net operating income by market, for comparative purposes, presenting the results for the years ended December 31, 2004 and 2003 (in thousands). The data set forth below should be read in conjunction with “Note 16. Segment Information” in our consolidated financial statements included in Item 15 of Part IV:

	2004	% of Total	2003	% of Total
Washington D.C.	$26,115	21.0%	$24,349	18.3%
Southern California	23,016	18.5%	21,610	16.3%
Boston	17,576	14.1%	17,043	12.8%
Northern New Jersey	15,925	12.8%	16,557	12.5%
San Francisco	7,035	5.6%	7,893	6.0%
Chicago	6,926	5.6%	6,228	4.7%
St. Louis	5,032	4.0%	4,737	3.6%
Tampa/Orlando	4,941	4.0%	6,293	4.7%
Denver	3,414	2.7%	5,837	4.4%
Minneapolis	3,248	2.6%	3,496	2.6%
All others	11,362	9.1%	18,695	14.1%

Total Net Operating Income	$124,590	100.0%	$132,738	100.0%

Rental Revenue. Rental revenue decreased $6,859,000 to $191,778,000 for the year ended December 31, 2004 from $198,637,000 for the year ended December 31, 2003. This change primarily resulted from property dispositions and lower occupancy, partially offset by property acquisitions and increases in rental rates. Following is a table of rental revenue by market, for comparative purposes, presenting the results for the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Washington D.C.	$35,977	$33,444
Southern California	33,514	31,561
Boston	28,791	26,387
Northern New Jersey	24,500	24,145
San Francisco	10,177	10,642
Chicago	12,724	12,003
St. Louis	8,147	7,831
Tampa/Orlando	7,573	8,653
Denver	5,585	8,926
Minneapolis	5,711	6,075
All others	19,079	28,970

Total Rental Revenue	$191,778	$198,637

Fees and Reimbursements, Including From Related Parties. Fees and reimbursements, including from related parties, consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated joint ventures and the Rancon Partnerships. This revenue increased $430,000 to $4,046,000 for the year ended December 31, 2004, from $3,616,000 for the year ended December 31, 2003, primarily due to disposition, financing and other fees from the Rancon Partnerships.

Property Operating Expenses. Property operating expenses increased $1,289,000, or 2%, to $67,188,000 for the year ended December 31, 2004, from $65,899,000 for the year ended December 31, 2003, primarily due to increases in utilities, cleaning and repair and maintenance costs, partially offset by property dispositions and decreases in property taxes and administrative costs. Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Washington D.C.	$9,862	$9,095
Southern California	10,498	9,951
Boston	11,215	9,344
Northern New Jersey	8,575	7,588
San Francisco	3,142	2,749
Chicago	5,798	5,775
St. Louis	3,115	3,094
Tampa/Orlando	2,632	2,360
Denver	2,171	3,089
Minneapolis	2,463	2,579
All others	7,717	10,275

Total Property Operating Expenses	$67,188	$65,899

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

Depreciation and Amortization. Depreciation and amortization increased $5,088,000 to $62,647,000 for the year ended December 31, 2004, from $57,559,000 for the year ended December 31, 2003. This increase is primarily due to property acquisitions, net of dispositions, depreciation of capital improvements, and amortization of at-market in-place leases we recorded in accordance with SFAS No. 141. See complete description of our accounting policy regarding recognition and amortization of at-market in-place leases in Note 2 of our consolidated financial statements.

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

Interest and Other Income. Interest and other income decreased $973,000 to $2,599,000 for the year ended December 31, 2004, from $3,572,000 for the year ended December 31, 2003. This decrease was primarily due to principal payments received on our mortgage loan receivable secured by land at Gateway Park in Colorado.

Interest Expense. Interest expense decreased $1,389,000 to $36,602,000 for the year ended December 31, 2004, from $37,991,000 for the year ended December 31, 2003. This decrease is primarily due to a decrease in the average outstanding balance on the unsecured bank line of credit, as well as other debt paid off in connection with property sales and refinancings, offset by increases in variable interest rates and new debt.

Loss on Early Extinguishment of Debt. During the year ended December 31, 2004, we recorded losses on early extinguishment of debt of $2,075,000 which consisted primarily of write-off of unamortized original financing costs in connection with various loan modifications and payoffs. During the year ended December 31, 2003, we recorded losses on early extinguishment of debt $5,881,000, which consisted primarily of prepayment penalties as well as the write-off of unamortized original financing costs. Losses related to loan payoffs in connection with property sales have been included in discontinued operations.

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

Liquidity and Capital Resources

Cash Flows

For the year ended December 31, 2005, cash provided by operating activities was $57,653,000 as compared to $67,359,000 for the same period in 2004. This change is primarily due to an increase in cash paid for deposits and impounds, partially offset by a decrease in net operating income from the rental properties (as discussed above) and increases in general and administrative expenses (as discussed above). In 2005, investing activities provided cash of $121,267,000 as compared to cash used for investing activities in 2004 in the amount of $32,605,000. This change is primarily due to significantly higher proceeds from property sales in 2005, offset somewhat by funds used for acquisition of properties, and a decrease in funds used for investments in land and development in 2005 over 2004. Cash used for financing activities was $180,299,000 for the year ended December 31, 2005, as compared to $48,778,000 for the same period in 2004. This change is due to several factors, including repurchases of common stock in 2005 that did not occur in 2004 and the inclusion in 2004 cash used for financing activities of proceeds from issuance of common stock and an increase in cash used for the repayment of debt, partially offset by an increase in proceeds from new debt.

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

Contractual Obligations

At December 31, 2005, we had contractual obligations as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Secured mortgage loans	$214,271	$117,536	$198,881	$174,182	$704,870
Unsecured bank line of credit	—	106,669	—	—	106,669
Interest on indebtedness (1)	39,733	51,706	29,672	24,832	145,943

Total	$254,004	$275,911	$228,553	$199,014	$957,482

(1)	For variable rate loans, this represents estimated interest expense based on outstanding balances and interest rates at December 31, 2005.

Financial Condition

Investments in Land and Development

Our investments in land and development decreased from $147,435,000 at December 31, 2004 to $51,750,000 at December 31, 2005. The decrease is due to the classification of a development project as held for sale in connection with our decision to sell a majority interest of the asset to our joint venture partner. Further, an impairment charge of $32.3 million was recorded relating to the difference between the basis of the project and the estimated net proceeds expected to be realized upon sale. In addition, the decrease is attributable to the March 28, 2005 disposition of approximately 27 acres of land held for development, known as Eden Shores located in Hayward, California. Finally, on January 31, 2005, we sold our interest in the Gateway Office Five development project located in Denver, Colorado, which was in the form of a mezzanine loan.

As of December 31, 2005 and 2004, we had investments in the following properties under development and land held for development. The investment descriptions are as of December 31, 2005 (dollars in thousands).

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at December 31, 2005		Investment Balance at December 31, 2004
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	—	—	(1)	—	(1)	$835

TOTAL PROPERTIES UNDER DEVELOPMENT				—			—		$835

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,248		$5,170

	Subtotal - Boston			235,000			5,248		5,170
Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	1,200 acres	50	%(2)	35,994	(2)	34,636	(2)
	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,750		4,750

	Subtotal - Denver			120,000			40,744		39,386
San Francisco	Marina Shores	33.2 acre mixed-use waterfront community which could include office, retail and multifamily units; currently in entitlement process	Redwood City	33.2 acres	50	%(3)	—	(3)	79,548
	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office park	Hayward	—	—	(4)	—	(4)	16,530

	Subtotal - San Francisco			—			—		96,078
		Other land held for development	New Jersey/San Francisco				5,758		5,966

TOTAL LAND HELD FOR DEVELOPMENT				355,000			$51,750		$146,600

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT				355,000			$51,750		$147,435

(1)	Interest previously held in the form of a mezzanine loan. In the first quarter of 2005, the mezzanine loan was paid off in full. See above for further discussion.
(2)	Interest in the form of mezzanine loans and equity. In addition, we hold a mortgage loan receivable secured by the land with a balance of $11,231 and $12,872 at December 31, 2005 and December 31, 2004, respectively (see Note 8 for further discussion).
(3)	Interest in the form of equity and mezzanine loans. We consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised. See Note 18 for further discussion. This property was classified as held for sale at December 31, 2005.
(4)	In the first quarter of 2005, we sold this property to an unaffiliated third party. See above for further discussion.

We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under our development alliances, we have provided an aggregate of approximately $2.5 million in debt guarantees; however, some of the loans were not fully drawn as of December 31, 2005. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. We would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for our obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that we must make payments under one of these guarantees, our only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by us in such an event can be made at this time. Performance under the guarantees would result in a contribution to the venture and an increase in our effective ownership percentages.

Certain of the alliances with which we conduct business have been deemed to be VIEs as defined by FIN 46 Revised; however, other than Marina Shores as discussed in Note 18, none of these VIEs are required to be consolidated as we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $97.6 million and $60.0 million, respectively, at December 31, 2005, and $92.8 million and $54.5 million, respectively, at December 31, 2004. Our maximum exposure to loss is equal to our investments in these arrangements, plus the related debt guarantees, as described above.

Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures varied only slightly from $12,014,000 at December 31, 2004 to $12,040,000 at December 31, 2005. This increase was primarily due to our equity interests in the joint ventures’ earnings in excess of cash distributions received from the joint ventures.

Mortgage Loans Receivable

Mortgage loans receivable consists primarily of a first mortgage secured by a 50% interest in 152 acres of land at December 31, 2005 and 2004 at Gateway Business Park in Aurora, Colorado (as noted in above table). Periodic payments of interest and principal are received from proceeds of land parcel sales in the project. The balance of mortgage loans receivable decreased from $12,872,000 at December 31, 2004, to $11,231,000 at December 31, 2005, due to principal payments received of $3,080,000, partially offset by monthly interest accruals totaling $1,439,000. The borrowing entities in this loan arrangement have been deemed to be VIEs, but we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. Our maximum exposure to loss is equal to the recorded amount of our loan, including accrued interest.

As discussed in Investments in Land and Development, in connection with the disposition of approximately 27 acres of land held for development, known as Eden Shores located in Hayward, California, we received a first mortgage loan receivable of $7 million, secured by the land, with a fixed interest rate of 8%, a 20-year amortization requiring monthly principal and interest payments of approximately $59,000, and a maturity date of March 28, 2007. On June 28, 2005, this mortgage loan receivable was sold to a bank for approximately $6.98 million which was the outstanding principal balance on that date. We did not recognize any gain or loss on this transaction (Note 8).

Mortgage Loans and Unsecured Bank Line

At December 31, 2005, our total indebtedness included fixed-rate debt of $704,870,000 and floating-rate debt of $106,669,000.

During the year ended December 31, 2005, mortgage loans payable increased from $698,070,000 to $704,870,000 (including amounts related to properties classified as held for sale). This increase resulted from new mortgage loans obtained totaling $218,000,000 and mortgage loans assumed in connection with acquisitions of $74,114,000, offset by $8,738,000 of scheduled principal amortization, $204,246,000 paid off in connection with property sales, and $72,330,000 of loan payoffs in connection with new financings.

Outstanding borrowings under our unsecured bank line of credit increased from $21,320,000 at December 31, 2004, to $106,669,000 at December 31, 2005. The increase was due to draws totaling $299,383,000 for the January 2005 preferred stock redemption, new financings, property acquisitions, common stock repurchases and development advances, offset by pay downs totaling $214,034,000 generated from the proceeds from property sales, new financings, the sale of the Eden Shores mortgage loan receivable and cash flow from operations. The unsecured bank line of credit requires us, among other things, to be in compliance with certain financial and operating covenants. We have been in compliance during all of 2005 and remain in compliance at December 31, 2005.

During the last two years the following transactions occurred (dollars in thousands):

	December 31, 2005	December 31, 2004
Balance at beginning of year	$698,070	$649,325
Repayments and scheduled principal amortization (a)	(240,158)	(108,825)
New borrowings and refinancings (b)	218,000	108,696
Assumed through property acquisitions (see Note 4 — Acquisitions of rental properties)	74,114	21,049
Assumed through consolidation of Marina Shores (c)	—	45,000
Repaid upon sale of properties (see Note 5 — Dispositions of rental properties)	(45,156)	—
Disposition of real estate involving buyer’s assumption of mortgage loan	—	(17,175)

Balance at end of year	$704,870	$698,070

(a)	During 2005, we repaid mortgage debt and unencumbered the following properties: Montgomery Executive Center, Newport Plaza, Westford Corporate Center, Oakbrook Terrace Corp, Columbia Centre II, Embassy Plaza, Woodlands Plaza, Woodlands Tech, Park Place, Lake Point Business Park, Riverview Office Tower and Capitol Center.

During 2004, we repaid mortgage debt and unencumbered the following properties: 700 South Washington, 90 Libbey Parkway, Hartwood Building and 1525 Wilson.,

(b)	During 2005, we obtained three new mortgage loans encumbering the following properties: King Street Station II, 400 South El Camino, Gateway Park and University Center. In addition, we refinanced and expanded four existing mortgage loans.

During 2004, we obtained three new mortgage loans encumbering the following properties: Capitol Center and 1525 Wilson.

(c)	In accordance with FIN 46 Revised, we began consolidating the entity known as Marina Shores, effective January 1, 2004, as we are deemed to be the primary beneficiary as defined by FIN 46 Revised. Marina Shores has total debt of $45 million consisting of two loans, with a $30 million loan bearing interest at the fixed rate of 6.32%, and a $15 million loan bearing interest at the fixed rate of 8.32%. Both loans require monthly interest-only payments and mature on February 15, 2007.

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

Stock Repurchases

In 1999, our Board of Directors authorized the repurchase of up to 6.2 million shares of our outstanding Common Stock. This represented approximately 20% of our total outstanding Common Stock. In December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. In November 2005, the repurchase authorization was increased to approximately 12.2 million shares, representing approximately 38% of Common Stock outstanding when the repurchase program began. As of December 31, 2005, 8,920,716 common shares have been repurchased at an average price per share of $17.32 and a total cost of approximately $154.5 million; this represents approximately 74% of the expanded repurchase authorization and approximately 28% of Common Stock outstanding when the repurchase program began. In addition, during 1999, we announced that our Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of December 31, 2005, 1,543,700 preferred shares have been repurchased at an average price per share of $15.72 and a total cost of approximately $24.2 million; this represents approximately 45% of the expanded repurchase authorization and approximately 13% of Preferred Stock outstanding when the repurchase program began. We intend to make future stock repurchases from time to time in the open market or otherwise and the timing will depend on market conditions and other factors. Subsequent to December 31, 2005, 1.8 million shares of our Common Stock have been repurchased at a total cost of approximately $34.3 million.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

We review our properties for impairment quarterly and whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest) is less than the carrying amount of the property. The estimate of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future market conditions. These estimates could be impacted by significant changes in occupancy, lease termination or move-out by significant customers, or significant decreases in base rent at the property. If impairment analysis assumptions change, then an adjustment to the carrying amount of our long-lived assets could occur in the future period in which estimates change.

Depreciation is computed on a straight line basis over the expected useful life of the assets. Determination of the estimated useful life of an asset requires assumptions regarding the probable period over which the asset will be utilized. Changes in the expected life of the assets would impact depreciation and amortization recorded in the consolidated financial statements.

We account for the acquisition of real estate in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, whereby the fair value of the real estate acquired is allocated to the acquired tangible assets and identified intangible assets. The estimate of fair value is inherently uncertain and relies on assumptions regarding cash flows and current and future market conditions. These estimates could be impacted by significant changes in future cash flows which would impact the allocation among assets acquired and the resulting depreciation and amortization.

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

Property dispositions

We report real estate dispositions under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires us to separately report assets held for sale as discontinued operations if the operations and cash flows of the property have been (or will be) eliminated from our ongoing operations as a result of the disposition. Amounts included in discontinued operations include operating results of the property and the related gain or loss upon sale. Results of prior periods are included in discontinued operations to conform to that presentation. Sales of real estate are recognized when a contract has been executed, initial and continuing investment is adequate to demonstrate a commitment to pay for the property and we do not have substantial continuing involvement in the property.

Our status as a real estate investment trust

We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code. A real estate investment trust generally is not subject to federal income tax on that portion of its real estate investment trust taxable income that is distributed to its stockholders, provided that at least 90% of real estate investment trust taxable income is distributed and other requirements are met. We believe that we have complied with all requirements to qualify as a REIT for each of the years in the three-year period ended December 31, 2005. Also, we do not believe that the sales of properties during the current year will violate any REIT rules or result in the characterization of us as a dealer. Accordingly, no provision for income taxes is included in our consolidated financial statements.

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

New Accounting Pronouncements

In April 2005, the FASB issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” which states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. This Interpretation clarifies that conditional obligations meet the definition of an asset-retirement obligation in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and therefore, should be recognized if their fair value is reasonably estimable. The Interpretation provides additional guidance to evaluate whether fair value is reasonably estimable. Companies must adopt this Interpretation no later than the end of the fiscal year ending after December 15, 2005. The adoption of Interpretation 47 did not have a material impact on our financial position, net earnings or cash flows.

In December 2004, the FASB issued SFAS No. 123 revised 2004, “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first annual period that commences after June 15, 2005. We anticipate that the adoption of SFAS No. 123R will not have a material impact on our financial position, net earnings or cash flows. We intend to utilize the modified prospective method of adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets an amendment of APB No. 29”. This Statement amends APB Opinion No. 29, “Accounting for Non-Monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for our fiscal year beginning January 1, 2006. We anticipate that the adoption of SFAS No. 153 will not have a material impact on our financial position, net earnings or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Under this consensus, a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”. As of June 29, 2005, this consensus was effective immediately for all new or modified agreements, and effective beginning in the first reporting period that ends after December 15, 2005 for all existing agreements. We did not modify any agreements subsequent to June 29, 2005. We do not believe that there will be a material impact on our financial position, results of operations or cash flows, upon adopting the consensus for existing agreements.

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

Forward-Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward-looking statements include statements relating to:

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

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward-looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

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

The forward-looking statements in this Annual Report on Form 10-K are subject to additional risks and uncertainties further discussed under “Risk Factors” above and in our amended Form 10-Q’s filed for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005. We assume no obligation to update or supplement any forward-looking statement.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Interest Rates

We are exposed to changes in interest rates obtainable on our secured and unsecured borrowings. Our expectation is that changes in market interest rates will not have a material impact on the performance or fair value of our mortgage loans receivable.

It is our policy to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, we have also entered into several variable rate debt arrangements. Approximately 13% at December 31, 2005 and 19% at December 31, 2004 of our outstanding debt, including amounts borrowed under our unsecured bank line of credit, were subject to variable rates. In addition, the average interest rate on our debt increased from 5.55% at December 31, 2004 to 5.70% at December 31, 2005. We review interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. We do not have any other material market-sensitive financial instruments. It is not our policy to engage in hedging activities for speculative or trading purposes.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
			(in thousands)
Secured Fixed	$214,271	$10,601	$106,935	$193,270	$5,611	$174,182	$704,870	$704,035
Average interest rate	5.70%	6.71%	6.12%	5.48%	5.79%	5.44%	5.80%

Unsecured Variable	$—	$106,669	$—	$—	$—	$—	$106,669	$106,669
Average interest rate	—	5.58%	—	—	—	—	5.58%

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $133,000, based upon the balances outstanding on variable rate instruments at December 31, 2005.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2005, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on these criteria.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, which is included herein.

Changes in Internal Control Over Financial Reporting

Except as discussed below, there were no changes in internal control over financial reporting during our fourth quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We previously reported a material weakness related to maintaining adequate policies and procedures regarding the selection of proper accounting policies and the monitoring and review of accounting practices that have a continuing impact on our financial statements. This material weakness was remediated as of December 31, 2005. Specifically, we amortized fees paid for an unsecured line of credit obtained in prior periods over an incorrect term and did not appropriately account for these fees upon a modification to the unsecured line of credit. During the fourth quarter, we implemented a control whereby the Disclosure Committee meets on a quarterly basis to discuss complex and significant transactions in order to provide reasonable assurance that such transactions are reflected accurately and in accordance with generally accepted accounting principles in our consolidated financial statements. In addition, we implemented a control whereby the Disclosure Committee monitors significant transactions, the appropriate accounting for those transactions under generally accepted accounting principles and the impact of new standards on the Company’s financial reporting.

The previously reported material weakness related to maintaining effective controls over the presentation and disclosure of continuing and discontinued operations was remediated. During the fourth quarter, we implemented a control whereby all properties held for sale were reviewed to ensure that they have been properly included in discontinued operations in accordance with generally accepted accounting principles. In addition, we implemented a control whereby the Disclosure Committee reviews all properties on a quarterly basis in ensuring that properties are disclosed and accounted for within continuing and discontinued operations, as appropriate.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 4, 2006. Information relating to our Board of Directors, including the independence of the audit committee and audit committee financial expert, will be incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 4, 2006.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 4, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 4, 2006.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 4, 2006.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting to be held on May 4, 2006.

PART IV

Item 15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Glenborough Realty Trust Incorporated:

We have completed an integrated audit of Glenborough Realty Trust Incorporated’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Glenborough Realty Trust Incorporated and its subsidiaries at December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Francisco, California

March 23, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Glenborough Realty Trust Incorporated:

We have audited the accompanying consolidated balance sheet of Glenborough Realty Trust Incorporated and subsidiaries as of December 31, 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the 2004 and 2003 information in the accompanying financial statement schedules listed in the index to financial statements and schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glenborough Realty Trust Incorporated and subsidiaries as of December 31, 2004 and results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2004 and 2003 information in the related financial statement schedules when considered in relation to the 2004 and 2003 consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California

March 15, 2005, except as to note 21

        which is as of December 16, 2005 and

        note 5 which is as of March 23, 2006

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

As of December 31, 2005 and 2004

(in thousands, except share amounts)

	2005	2004
ASSETS
Rental properties, gross	$1,296,057	$1,367,310
Accumulated depreciation and amortization	(186,449)	(220,229)

Rental properties, net	1,109,608	1,147,081

Properties held for sale	103,548	57,327
Investments in land and development	51,750	147,435
Investments in unconsolidated joint ventures	12,040	12,014
Mortgage loans receivable	11,231	12,872
Leasing and financing costs (net of accumulated amortization of $17,664 and $19,812 as of December 31, 2005 and 2004, respectively)	22,929	22,447
Straight-line rent receivable (net of allowances of $0 and $532 as of December 31, 2005 and December 31, 2004, respectively)	16,874	15,764
Cash and cash equivalents	3,661	6,003
Other assets, net	14,489	10,202

TOTAL ASSETS	$1,346,130	$1,431,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$659,870	$654,748
Unsecured bank line of credit	106,669	21,320
Accrued common and preferred stock dividends	13,610	15,931
Obligations associated with properties held for sale	45,855	43,300
Other liabilities	41,276	31,282

Total liabilities	867,280	766,581

Commitments and contingencies (Note 19)

Minority interest	31,206	39,127

Stockholders’ Equity:
Common stock, $0.001 par value, 188,000,000 shares authorized, 33,710,400 and 36,033,126 shares issued and outstanding at December 31, 2005 and 2004, respectively	34	36
Convertible preferred stock, $0.001 par value, 12,000,000 shares authorized, $25.00 liquidation preference, 3,740,277 and 6,850,325 shares issued and outstanding at December 31, 2005 and 2004, respectively	4	7
Additional paid-in capital	754,050	870,622
Deferred compensation	(2,867)	(4,056)
Distributions in excess of accumulated earnings	(303,577)	(241,172)

Total stockholders’ equity	447,644	625,437

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,346,130	$1,431,145

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2005, 2004 and 2003

(in thousands, except share and per share amounts)

	2005	2004	2003
OPERATING REVENUE
Rental revenue	$158,078	$140,207	$124,164
Fees and reimbursements, including from related parties	4,792	4,046	3,616

Total operating revenue	162,870	144,253	127,780

OPERATING EXPENSES
Property operating expenses	54,376	46,726	38,779
General and administrative	15,080	11,545	12,368
Depreciation and amortization	51,026	44,476	35,992
Provision for impairment of real estate assets	7,829	3,752	2,852

Total operating expenses	128,311	106,499	89,991

Interest and other income	2,614	2,597	3,556
Equity in earnings of unconsolidated joint ventures	459	805	604
Interest expense	(37,708)	(29,760)	(26,004)
Loss on early extinguishment of debt	(4,725)	(2,035)	(294)
Provision for impairment of non-real estate assets	—	—	(5,746)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(4,801)	9,361	9,905
Minority interest (including share of discontinued operations)	1,058	(672)	(1,262)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(3,743)	8,689	8,643
Discontinued operations (including net gain on sales of $86,018, $14,427 and $14,204 in 2005, 2004 and 2003 respectively, and reversal of provision for impairment of $1,331, $0 and $0 in 2005, 2004 and 2003 respectively)	4,263	20,445	22,426

Income before cumulative effect of change in accounting principle	520	29,134	31,069
Cumulative effect of change in accounting principle (see Note 18)	—	(912)	—

Net income	520	28,222	31,069
Preferred dividends	(7,247)	(13,272)	(19,422)
Dividends declared on redeemed preferred stock	(596)	(2,073)	—
(Premium)/discount and write-off of original issuance costs on preferred stock redemption and repurchases	(5,309)	(5,900)	254

Net income (loss) available to Common Stockholders	$(12,632)	$6,977	$11,901

Basic Income (Loss) Per Share Data:
Continuing operations	$(0.47)	$(0.35)	$(0.30)
Discontinued operations	0.11	0.60	0.73
Cumulative effect of change in accounting principle	—	(0.03)	—

Net income (loss) available to Common Stockholders	$(0.36)	$0.22	$0.43

Basic weighted average shares outstanding	35,541,377	31,167,080	27,608,267

Diluted Income (Loss) Per Share Data:
Continuing operations	$(0.47)	$(0.35)	$(0.30)
Discontinued operations	0.11	0.60	0.73
Cumulative effect of change in accounting principle	—	(0.03)	—

Net income (loss) available to Common Stockholders	$(0.36)	$0.22	$0.43

Diluted weighted average shares outstanding	35,541,377	31,167,080	27,608,267

Dividends declared per common share outstanding	$1.40	$1.40	$1.56

Dividends declared per preferred share outstanding	$1.92	$1.92	$1.92

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2005, 2004 and 2003

(in thousands)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional paid-in capital	Deferred compensation	Distributions in excess of accumulated earnings	Total
Balance at December 31, 2002	27,928	$28	10,098	$10	$785,051	$(3,897)	$(170,556)	$610,636

Exercise of stock options	125	—	—	—	1,660	—	—	1,660
Conversion of Operating Partnership units into common stock	10	—	—	—	200	—	—	200
Common and preferred stock repurchases	(216)	—	(142)	—	(6,957)	—	—	(6,957)
Amortization of deferred compensation	—	—	—	—	—	920	—	920
Accelerated vesting of stock options	—	—	—	—	122	—	—	122
Discount on preferred stock repurchases	—	—	—	—	(254)	—	254	—
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(195)	—	—	(195)
Dividends declared on common and preferred stock	—	—	—	—	—	—	(62,785)	(62,785)
Net income	—	—	—	—	—	—	31,069	31,069

Balance at December 31, 2003	27,847	$28	9,956	$10	$779,627	$(2,977)	$(202,018)	$574,670

Exercise of stock options	160	—	—	—	2,780	—	—	2,780
Issuance of common stock, net of offering costs of $2,815	7,910	8	—	—	163,275	—	—	163,283
Issuance of restricted common stock to officer	100	—	—	—	2,174	(2,174)	—	—
Issuance of restricted common stock to directors	10	—	—	—	226	(226)	—	—
Conversion of preferred stock to common stock	6	—	(8)	—	—	—	—	—
Preferred stock redemption	—	—	(3,098)	(3)	(77,456)	—	—	(77,459)
Premium and write-off of original issuance costs on preferred stock redemption	—	—	—	—	3,439	—	(5,900)	(2,461)
Amortization of deferred compensation	—	—	—	—	—	1,321	—	1,321
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(3,443)	—	—	(3,443)
Dividends declared on common and preferred stock	—	—	—	—	—	—	(59,403)	(59,403)
Dividends declared on redeemed preferred stock	—	—	—	—	—	—	(2,073)	(2,073)
Net income	—	—	—	—	—	—	28,222	28,222

Balance at December 31, 2004	36,033	$36	6,850	$7	$870,622	$(4,056)	$(241,172)	$625,437

Exercise of stock options	178	—	—	—	2,603	—	—	2,603
Conversion of Operating Partnership units into common stock	9	—	—	—	—	—	—	—
Offering costs incurred related to December 2004 common stock offering	—	—	—	—	(174)	—	—	(174)
Mark-to-market of performance-based restricted common stock grant	—	—	—	—	(159)	159	—	—
Issuance of restricted common stock	16	—	—	—	261	(261)	—	—
Amortization of deferred compensation on restricted common stock grants	—	—	—	—	—	1,291	—	1,291
Common stock repurchases	(2,526)	(2)	—	—	(47,697)	—	—	(47,699)
Preferred stock redemption	—	—	(3,110)	(3)	(77,745)	—	—	(77,748)
Premium and write-off of original issuance costs on preferred stock redemption	—	—	—	—	3,452	—	(5,309)	(1,857)
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	2,887	—	—	2,887
Dividends declared to common and preferred stockholders	—	—	—	—	—	—	(57,020)	(57,020)
Dividends declared on redeemed preferred stock	—	—	—	—	—	—	(596)	(596)
Net income	—	—	—	—	—	—	520	520

Balance at December 31, 2005	33,710	$34	3,740	$4	$754,050	$(2,867)	$(303,577)	$447,644

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$520	$28,222	$31,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	58,004	62,647	57,559
Amortization of loan fees, included in interest expense (including discontinued operations)	2,494	2,169	2,592
Accrued interest on mortgage loans receivable	(1,304)	(1,802)	(2,871)
Minority interest	(1,058)	672	1,262
Equity in earnings of unconsolidated joint ventures	(459)	(805)	(604)
Distributions of earnings from unconsolidated joint ventures	433	—	—
Net gain on sales of real estate assets	(86,018)	(14,427)	(14,204)
Loss on early extinguishment of debt (including discontinued operations)	8,003	2,075	5,881
Provision for impairment of real estate assets (including discontinued operations)	94,313	3,752	2,852
Reversal of provision for impairment of real estate assets (including discontinued operations)	(1,331)	—	—
Provision for impairment of non-real estate assets	—	—	5,746
Cumulative effect of change in accounting principle	—	912	—
Amortization of deferred compensation	1,291	1,321	920
Accelerated vesting of stock options	—	—	122
(Increase)/decrease in other assets	(19,427)	(9,560)	(15,123)
Increase/(decrease) in other liabilities	2,192	(7,817)	(1,651)

Net cash provided by operating activities	57,653	67,359	73,550

Cash flows from investing activities:
Net proceeds from sales of rental properties	303,314	33,993	203,116
Acquisitions of rental properties	(157,902)	(30,828)	(194,605)
Payments for capital and tenant improvements	(25,212)	(26,291)	(29,536)
Investments in land and development	(8,878)	(39,734)	(10,059)
Investments in unconsolidated joint ventures	—	—	(75)
Distributions from unconsolidated joint ventures	—	1,002	2,742
Buyout of minority interest in consolidated subsidiary	—	—	(175)
Additions to mortgage loans receivable	—	—	(2,720)
Principal payments from mortgage loans receivable	9,945	29,253	7,081

Net cash provided by (used for) investing activities	121,267	(32,605)	(24,231)

Cash flows from financing activities:
Proceeds from borrowings	517,383	308,969	303,399
Repayment of borrowings	(499,348)	(377,719)	(256,647)
Payment of deferred financing costs	(3,242)	(2,076)	(1,890)
Prepayment penalties on loan payoffs	(6,304)	—	(5,110)
Contributions from minority interest holders	220	222	—
Distributions to minority interest holders	(4,197)	(4,203)	(4,938)
Dividends paid to common and preferred stockholders	(59,340)	(58,041)	(65,117)
Proceeds from issuance of common stock, net of offering costs	(174)	163,283	—
Preferred stock redemption	(77,748)	(77,459)	—
Dividends paid on redeemed preferred stock	(596)	(2,073)	—
Premium and costs related to preferred stock redemption	(1,857)	(2,461)	—
Exercise of stock options	2,603	2,780	1,660
Repurchases of common stock	(47,699)	—	(3,419)
Repurchases of preferred stock	—	—	(3,538)

Net cash used for financing activities	(180,299)	(48,778)	(35,600)

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS –continued

For the years ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Net (decrease) increase in cash and cash equivalents	$(1,379)	$(14,024)	$13,719
Cash and cash equivalents at Marina Shores on January 1, 2004 (see Note 18)	—	1,035	—
Cash and cash equivalents at beginning of year	6,003	18,992	5,273

Cash and cash equivalents at end of year before adjustment for properties held for sale	4,624	6,003	18,992
Cash and cash equivalents at properties held for sale	(963)	—	—

Cash and cash equivalents at end of year	$3,661	$6,003	$18,992

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $4,634, $3,572 and $3,119 in 2005, 2004 and 2003, respectively)	$38,401	$34,177	$35,387

Supplemental disclosure of non-cash investing and financing activities:
Non-cash components of consolidation of Marina Shores:
Investments in land and development	$—	$46,322	$—
Cash and cash equivalents	—	1,035	—
Mortgage loans payable	—	(45,000)	—
Minority interest	—	(2,228)	—
Other assets and liabilities, net	—	(129)	—

Total	$—	$—	$—

Reclassification of real estate assets from investments in land and development and unconsolidated joint ventures to rental properties	$—	$1,450	$18,084

Acquisition of investment in operating joint venture:
Exchange of related note receivable	$—	$—	$3,775
Issuance of note payable, net of discount	—	—	2,518

Total	$—	$—	$6,293

Assumption of mortgage loans in acquisition of real estate	$74,114	$21,049	$18,815

Disposition of real estate involving buyer’s assumption of mortgage loans	$—	$17,175	$61,218

Note receivable from sale of investment in development	$(7,000)	$—	$—

Write-off of original issuance costs on preferred stock redemption	$3,452	$3,439	$—

Reallocation of limited partners’ interests in Operating Partnership	$2,887	$(3,443)	$(195)

Conversion of Operating Partnership units into common stock, at market value on date of issuance	$—	$—	$200

Issuance of restricted stock:
Additional paid-in capital	$(261)	$(2,400)	$—
Deferred compensation	261	2,400	—

Total	$—	$—	$—

Retirement of fully depreciated assets:
Rental properties, gross	$(13,573)	$(9,427)	$—
Accumulated depreciation	13,573	9,427	—

Total	$—	$—	$—

Common and preferred stock dividends declared but not yet paid	$13,610	$15,931	$14,569

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

As of December 31, 2005, 33,710,400 shares of Common Stock and 3,740,277 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 2,993,030 shares of Common Stock issuable upon redemption of 2,993,030 partnership units in the Operating Partnership (as defined below), there would be 36,703,430 shares of Common Stock outstanding as of December 31, 2005. As of November 8, 2005, the Company’s Board of Directors authorized the repurchase of up to 12,210,700 shares of Common Stock and 3,450,000 shares of Preferred Stock. As of December 31, 2005, 8,920,716 shares of Common Stock and 1,543,700 shares of Preferred Stock (excluding the redemptions discussed in Note 20) have been repurchased at a total cost of approximately $178.7 million.

The Company’s Preferred Stock has a $25.00 per share liquidation preference and is convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Preferred Stock), subject to adjustment in certain circumstances. As of January 16, 2003, the Series A Preferred Stock may be redeemed at the option of the Company, in whole or in part, initially at 103.88% of the liquidation preference per share, and thereafter at prices declining to 100% of the liquidation preference on and after January 16, 2008, plus in each case accumulated, accrued and unpaid dividends, if any, to the redemption date.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and a 91.26% limited partner interest at December 31, 2005, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of December 31, 2005, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 48 real estate projects.

Any references to the number of buildings, square footage, customers and occupancy stated in the financial statement footnotes are unaudited.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the years ended December 31, 2005, 2004 and 2003. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

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

Variable Interest Entities

The Company has not entered into any arrangements which are considered SPEs. Certain of the entities through which and with which the Company conducts business, including those described in Notes 6 and 8 have been deemed to be VIEs under the provisions of FIN 46 Revised. In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised (see Note 18). The Company has other alliances which are VIEs, but the Company is not the primary beneficiary of them. Accordingly, the alliances are accounted for under the equity method of accounting.

Stock Based Compensation

The Company has an employee stock incentive plan and it accounts for stock options and stock grants (restricted shares of common stock) in the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For incentive stock options, no stock-based employee compensation cost is reflected in net income as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The options vest over periods between 1 and 10 years, and have a maximum term of 10 years.

As of December 31, 2005, 391,541 shares of stock grants were outstanding under the Plan. The intrinsic value of the shares granted has been recorded as deferred compensation, with an offsetting entry to additional paid-in-capital, in the accompanying financial statements. The vesting of 341,541 of these shares is time-based and the deferred compensation related to these shares is being amortized to general and administrative expense ratably over the respective vesting periods that range from 1 to 10 years. As a result, additional compensation expense of $1,128,340, $861,258 and $920,439 was recognized during the years ended December 31, 2005, 2004 and 2003, respectively, in the accompanying consolidated statements of operations. The vesting of 50,000 of these shares, which were granted on March 30, 2004, is based on achieving annual performance metrics over a ten-year period. The Company amortizes the compensation cost on an accelerated basis under the recognition and measurement principles of FASB Interpretation No. 28. As a result, additional compensation expense of $162,269 and $233,732 was recognized during the years ended December 31, 2005 and 2004, respectively, in the accompanying consolidated statements of operations. Dividends paid on unvested stock grants have been recorded as dividends in the accompanying consolidated balance sheets.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

		2005	2004	2003
Net income (loss) available to Common Stockholders	As reported	$(12,632)	$6,977	$11,901
	SFAS No. 123 Adj.	(50)	(102)	(693)

	Pro forma	$(12,682)	$6,875	$11,208

Basic earnings (loss) per share	As reported	$(0.36)	$0.22	$0.43
	SFAS No. 123 Adj.	—	—	(0.03)

	Pro forma	$(0.36)	$0.22	$0.40

Diluted earnings (loss) per share	As reported	$(0.36)	$0.22	$0.43
	SFAS No. 123 Adj.	—	—	(0.03)

	Pro forma	$(0.36)	$0.22	$0.40

There were no stock options granted during the years ended December 31, 2005, 2004 and 2003. Effective January 1, 2006, the Company will adopt FAS 123 (R) with regard to stock based compensation. See new accounting pronouncements on page 37 of this document.

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

Purchase accounting is applied to the assets and liabilities related to real estate properties acquired by the Company whereby the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of at-market, in-place leases and the value of tenant relationships, based in each case on their fair values.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values (included in rental properties, gross in the accompanying consolidated balance sheets) are amortized as a reduction of rental revenue over the remaining weighted-average, non-cancelable terms of the respective leases. The capitalized below-market lease values (included in other liabilities in the accompanying consolidated balance sheets) are amortized as an increase to rental revenue over the initial term and any fixed-rate renewal periods in the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships (if any), is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. This aggregate value is allocated between at-market, in-place lease values and tenant relationships (if any) based on management’s evaluation of the specific characteristics of each tenant’s lease. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, this amount would be separately allocated and amortized over the estimated life of the relationship. The value of at-market, in-place leases exclusive of the value of above-market and below-market in-place leases is amortized over the remaining non-cancelable weighted-average, periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Depreciation is provided using the straight line method over the useful lives of the respective assets. The useful lives are as follows:

Buildings and improvements	5 to 40 years
Tenant improvements	Lesser of the initial term of the related lease or the asset’s life

Furniture and equipment	5 to 7 years
Acquired in-place leases	Remaining term of the related lease

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable (included in other assets), accounts payable and accrued liabilities (included in other liabilities), and the unsecured bank line of credit, the recorded amounts approximate fair value due to the relatively short maturity periods. Based on interest rates that the Company would be able to obtain for mortgage loans to third parties with similar terms, the carrying value of the Company’s mortgage loans receivable approximates fair value. Based on interest rates available to the Company for debt with comparable maturities and other terms, the estimated fair value of the Company’s collateralized mortgage loans as of December 31, 2005 and December 31, 2004, would be approximately $704,035 and $711,864 (in thousands), respectively.

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

At December 31, 2005, the Company was not a party to any derivative financial instruments.

Leasing and Financing Costs

Fees paid in connection with the financing and leasing of the Company’s properties are amortized on a straight-line basis over the term of the related notes payable or leases, which for financing costs, approximates the effective interest method.

Minority Interest

Minority interest represents the 7.74% and 7.69% limited partner interests in the Operating Partnership not held by the Company at December 31, 2005 and 2004, respectively. The Company periodically adjusts the carrying value of minority interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of limited partnership interest in the Operating Partnership.

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

For the years ended December 31, 2005, 2004 and 2003, no one tenant represented 10% or more of rental revenue of the Company.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

Income Taxes

The Company has elected to be taxed as a real estate investment trust under Sections 856 to 860 of the Internal Revenue Code. A real estate investment trust is generally not subject to federal income tax on that portion of its taxable income that is distributed to its stockholders, provided that at least 90% of taxable income is distributed. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. The following information was provided to shareholders regarding the content of distributions. For the years ended December 31, 2005, 2004 and 2003, approximately 80%, 63% and 85%, respectively, of the distributions paid to common stockholders represented a return of capital for income tax purposes. For the years ended December 31, 2005, 2004 and 2003, none of the distributions paid to preferred stockholders represented a return of capital for income tax purposes. The Company has generally elected to distribute all of its taxable capital gain. For the years ended December 31, 2005, 2004 and 2003, approximately 0%, 0.2% and 0%, respectively, of the distributions paid to common stockholders and approximately 0%, 1% and 0%, respectively, of the distributions paid to preferred stockholders represents a dividend taxable as long-term capital gain, in addition to the unrecaptured Section 1250 gain set forth below. Approximately 0%, 1% and 0% of the distributions paid to common stockholders and 0%, 2% and 0% of the distributions paid to preferred stockholders represents a dividend taxable as unrecaptured Section 1250 gain for the years ended December 31, 2005, 2004 and 2003, respectively. The portion of the distributions other than return of capital, long-term capital gain and unrecaptured Section 1250 gain is taxable as ordinary dividend income. The distributions above do not include those made as a result of the preferred stock redemptions, including amounts intended to simulate accrued, but undeclared and unpaid dividends.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Note 3. RENTAL PROPERTIES

The cost and accumulated depreciation of rental properties, by market, as of December 31, 2005 and 2004, are as follows (in thousands):

	As of December 31, 2005
	Land	Buildings & Improvements	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$47,895	$312,351	$360,246	$(26,170)	$334,076	*
Southern California	39,780	191,289	231,069	(33,422)	197,647	*
Northern New Jersey	25,321	143,420	168,741	(37,325)	131,416
Boston	21,237	156,816	178,053	(33,850)	144,203	*
San Francisco	47,429	152,288	199,717	(18,173)	181,544
Tampa/Orlando	7,805	41,448	49,253	(10,534)	38,719	*
Denver	4,887	40,900	45,787	(6,892)	38,895	*
Las Vegas	4,628	22,451	27,079	(6,746)	20,333
All others	14,286	87,382	101,668	(34,219)	67,449
Properties held for sale	(12,374)	(53,182)	(65,556)	20,882	(44,674)

Total	$200,894	$1,095,163	$1,296,057	$(186,449)	$1,109,608

*	Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $13,502 in Washington D.C., $2,814 in Southern California, $3,814 in Boston, $5,415 in San Francisco, $486 in Tampa/Orlando, and $966 in Denver.

	As of December 31, 2004
	Land	Buildings & Improvements	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$40,877	$224,996	$265,873	$(26,179)	$239,694	*
Southern California	39,780	189,952	229,732	(26,020)	203,712	*
Northern New Jersey	26,133	145,828	171,961	(33,051)	138,910
Boston	21,237	154,258	175,495	(27,654)	147,841	*
San Francisco	36,051	84,239	120,290	(14,164)	106,126
Chicago	2,746	103,456	106,202	(27,722)	78,480
St. Louis	7,192	29,030	36,222	(6,827)	29,395
Tampa/Orlando	9,150	47,390	56,540	(10,938)	45,602	*
Denver	6,222	45,505	51,727	(6,090)	45,637	*
Minneapolis	6,129	31,686	37,815	(8,168)	29,647
Las Vegas	7,746	33,695	41,441	(8,387)	33,054
All others	15,837	121,597	137,434	(32,945)	104,489
Properties held for sale	(6,822)	(56,600)	(63,422)	7,916	(55,506)

Total	$212,278	$1,155,032	$1,367,310	$(220,229)	$1,147,081

*	Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $7,287 in Washington D.C., $5,627 in Southern California, $5,244 in Boston, $621 in Tampa/Orlando, and $1,230 in Denver.

The expected amortization for intangible assets for 2006-2010 is as follows:

(In thousands)	Amortization
2006	$5,208
2007	4,682
2008	3,828
2009	1,659
2010	366

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The Company leases its commercial and industrial property under non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 2005 are as follows (in thousands):

Year Ending December 31,
2006	$139,033
2007	118,703
2008	97,154
2009	75,082
2010	52,367
Thereafter	130,052

$612,391

Note 4. ACQUISITIONS OF RENTAL PROPERTIES

In third quarter of 2005, the Company acquired Capitol Place III in Washington, D.C., for a purchase price of $70 million. The property consists of a 208,138 square foot, 12-story, Class “A” office building located in Washington, D.C.’s Capitol Hill district. The property is 100% leased to 8 tenants. The building’s major tenant is the Association of American Railroads (“AAR”) who leases 135,202 square feet or 69% of the net rentable area through November, 2010. After relocating various back-office operations to Pueblo, Colorado, AAR successfully sublet approximately 75% of their space to 13 tenants; AAR continues to occupy the other 25%. The purchase price was funded with the assumption of a $34.7 million mortgage loan, an expansion and refinance of an existing loan (as discussed in Note 10) and a draw on the Company’s unsecured bank line of credit (as defined in Note 10). SFAS No. 141 requires the acquirer to allocate a portion of the acquisition costs to intangible assets and liabilities in applying the purchase method of accounting. In accordance with SFAS No. 141, intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $4.7 million. Liabilities related to below-market rate in-place leases amounted to approximately $4.1 million.

In third quarter of 2005, the Company acquired 33 New Montgomery in San Francisco, CA, for a purchase price of $75 million. The property consists of a 234,012 square foot, 20-story, Class “A” office tower located in the San Francisco Financial District. Constructed in 1986, the property is 94% leased to a diversified roster of 31 tenants with no single tenant leasing more than 10% of the net rentable area (the average tenant size is 7,000 SF). The tenant base consists primarily of prominent professional service oriented companies in the insurance, government, finance and legal sectors. The purchase price was funded with a new $50 million mortgage loan and a draw on the Company’s unsecured bank line of credit (as defined in Note 10). The acquisition was structured as a “reverse” 1031 tax-deferred exchange such that net proceeds received from future sale of five relinquished properties will be used to pay off the $50 million mortgage loan. Intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $6.1 million. Liabilities related to below-market rate in-place leases amounted to approximately $3.5 million.

In first quarter of 2005, the Company acquired Metro Place II in Merrifield, VA, for a purchase price of $71.7 million. The property consists of a 237,227 square foot, ten-story, Class “A” multi-tenant office building and a six-level parking garage. Completed in 1999, the property is 99% leased primarily to defense industry tenants, and is not subject to any lease expirations until 2009. The purchase price was funded with the 1031 tax deferred exchange proceeds from the sale of Rockwall I & II (as discussed in Note 5) and the assumption of a $39.4 million mortgage from a life insurance company (for which fair value approximated carrying value). Intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $5.3 million. Liabilities related to below-market rate in-place leases amounted to approximately $1.0 million.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

In 2003, the Company acquired four properties for total consideration of approximately $206 million.

The following table presents the purchase price allocation for the above 2005 acquisitions (dollars in thousands):

Rental properties, gross	$236,394
Other assets	4,137
Assumption of mortgage loans	(74,114)
Other liabilities	(8,515)

Cash paid for acquisitions	$157,902

The following tables present the unaudited, pro forma information as if the acquisitions during the year ended December 31, 2005 had been consummated on at the beginning of each period presented (dollars in thousands):

	December 31, 2005 Actual	December 31, 2005 Pro-Forma	December 31, 2004 Actual	December 31, 2004 Pro-Forma (unaudited)
Revenues	$162,870	$173,440	$144,253	$169,548
Income before cumulative effect of change in accounting principle	520	2,031	29,134	31,641
Cumulative effect of change in accounting principle (see Note 18)	—	—	(912)	(912)
Net Income	520	2,031	28,222	30,729
Net income (loss) available to Common Stockholders	$(12,632)	$(11,121)	$6,977	$9,484
Basic and diluted earnings (loss) per share	$(0.36)	$(0.31)	$0.22	$0.30

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Note 5. DISPOSITIONS OF RENTAL PROPERTIES

In 2005, the Company sold 17 properties for an aggregate sales price of approximately $307.7 million which generated a total net gain of approximately $87.3 million. The 17 properties sold were:

Property	Market	Date of Sale	Square Footage	Sales Price ($000’s)
Rockwall I and II	Washington D.C.	1/18/05	342,739	$76,750
Leawood Office Building	Kansas City	2/9/05	92,787	$7,290
Park 100 Industrial	Indianapolis	4/26/05	102,400	$2,680
Lake Point Business Park	Tampa/Orlando	4/28/05	134,360	$13,100
Oak Brook International Center	Chicago	5/12/05	98,431	$11,500
Fairfield Business Quarters	New Jersey	6/1/05	42,792	$3,250
Woodlands Tech	St. Louis	8/1/05	98,037	$8,400
Bryant Lake	Minneapolis	9/27/05	171,359	$14,400
Columbia Centre II	Chicago	9/28/05	146,530	$14,768
University Club Tower	St. Louis	9/29/05	272,443	$40,100
Oakbrook Terrace Corp Ctr III	Chicago	10/7/05	232,052	$25,684
Navistar-Chicago	Chicago	10/19/05	474,426	$15,600
Northglenn Business Center	Denver	11/15/05	65,000	$6,850
Riverview Office Tower	Minneapolis	11/29/05	227,129	$20,150
Embassy Plaza	Chicago	12/1/05	136,766	$11,400
Woodlands Plaza	St. Louis	12/14/05	81,853	$8,000
Palms Business Center IV & North	Las Vegas	12/15/05	129,501	$27,750

During the fourth quarter of 2005, the Company completed the sales of seven properties for an aggregate sales price of $115.4 million and recognized an aggregate gain on sale of approximately $33.1 million on six of the properties, Oakbrook Terrace Corp Ctr III, Navistar-Chicago, Northglenn Business Center, Riverview Office Tower, Woodlands Plaza and Palm Business Center IV & North. In connection with the fourth quarter sale of Embassy Plaza, an additional provision for impairment of real estate assets of $94,000 was recognized due to higher than anticipated costs to sell the property. The proceeds from these dispositions were used to pay down mortgage loans collateralized by four of the properties (see Note 10) and to pay down the Company’s unsecured bank line of credit.

During the third quarter of 2005, the Company completed the sales of four properties for an aggregate sales price of $77.7 million and recognized an aggregate gain on sale of approximately $25.6 million on three of the properties, Woodlands Tech, Bryant Lake and University Club Tower. In addition, some of the contingencies related to the first quarter sale of Rockwall I and II (discussed below) were resolved and approximately $2 million of the deferred gain on sale was recognized. In connection with the third quarter sale of Columbia Centre II, an additional provision for impairment of real estate assets of $139,000 was recognized due to higher than anticipated costs to sell the property. The proceeds from these dispositions were used to pay down mortgage loans collateralized by two of the properties (see Note 10) and to pay down the Company’s unsecured bank line of credit.

During the second quarter of 2005, the Company completed the sales of four properties for an aggregate sales price of $30.53 million. The Company recognized an aggregate gain on sale of approximately $9.1 million on three of the properties, Park 100 Industrial, Lake Point Business Park and Oak Brook International Center. During the first quarter of 2005, in connection with the Company’s decision to reduce the intended holding period for the Fairfield Business Quarters property (see Note 17), the Company recognized an impairment charge of approximately $0.8 million to reduce the carrying value of this property to its estimated fair value (calculated by discounting estimated future cash flows and sales proceeds). Upon the completion of the sale of this property during the second quarter of 2005, the Company recognized a gain on sale of approximately $0.2 million due to an increase in actual versus estimated sales proceeds. The proceeds from these dispositions were used to payoff two mortgage loans collateralized by two of the properties (see Note 10) and to pay down the Company’s unsecured bank line of credit.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

On February 9, 2005, the Company entered into a contract to sell a 92,787 square foot office building in Leawood, Kansas, for a sale price of $7.29 million. On the same day, the Company recognized an impairment charge of approximately $3.8 million and the sale was completed. The proceeds from this disposition were used to pay down the Company’s unsecured bank line of credit.

On January 18, 2005, the Company completed the sale of Rockwall I and II, a 342,739 square foot office complex located in Rockville, MD, for a sale price of $76.75 million. The gain on sale recognized was approximately $17.3 million. Approximately $3 million of additional gain on sale was deferred pending resolution of sale contingencies. As discussed above, approximately $2 million of the deferred gain was recognized during the third quarter of 2005. In connection with the sale of Rockwall, the Company paid off a mortgage loan of $43.3 million and recognized a loss on early extinguishment of debt of $2.4 million which primarily consisted of a prepayment penalty in connection with the loan payoff. The Company used the proceeds of this sale to acquire Metro Place II in a 1031 tax deferred exchange (as discussed in Note 4).

In 2004, the Company sold five properties for an aggregate sales price of approximately $52 million which generated a total net gain of approximately $14.4 million.

In 2003, the Company sold 17 properties for an aggregate sales price of $284 million which generated a total net gain on sale of $14.2 million.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the gain on sale and the related operating results from these sold properties are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet at the lower of carrying amount or fair value less estimated costs to sell, and such properties are no longer depreciated. The related results from operations of properties held for sale are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. As of December 31, 2005, there were five assets classified as held for sale which were as follows:

Property	Market	Square Footage
Capitol Center	Des Moines	165,127 sf
Osram Building	Indianapolis	45,265 sf
Thousand Oaks	Memphis	422,363 sf
Vreeland Business Center	New Jersey	133,090 sf
Marina Shores	San Francisco	to be determined

In January 2006, the Capitol Center, Osram Building, Vreeland Business Center and Thousand Oaks properties were sold. See Note 22 for further discussion.

The major classes of assets and liabilities of the five assets classified as held for sale at December 31, 2005, as well as the assets and liabilities of Rockwall I and II which was classified as held for sale at December 31, 2004, are as follows (dollars in thousands):

	December 31, 2005	December 31, 2004
ASSETS
Rental properties, net	$44,674	$55,506
Leasing and financing costs, net	1,920	849
Straight-line rent receivable, net	1,809	338
Investments in land and development	54,000	—
Other assets	1,145	634

Properties held for sale	$103,548	$57,327

LIABILITIES
Notes payable	$45,000	$43,322
Other liabilities	855	(22)

Obligations associated with properties held for sale	$45,855	$43,300

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Below is a summary of the results of operations of: (i) sold properties through their respective disposition dates and (ii) properties held for sale through the current reporting period (dollars in thousands):

	Years ended December 31,
	2005	2004	2003
Total rental revenue	$31,473	$51,571	$74,473

Property operating expenses	14,558	20,462	27,120
General and administrative	8	40	6
Depreciation and amortization	6,978	18,171	21,567
Provision for impairment of real estate assets	86,484	—	—

Total operating expenses	108,028	38,673	48,693

Interest and other income	—	2	16
Interest expense	(3,253)	(6,842)	(11,987)
Loss on early extinguishment of debt	(3,278)	(40)	(5,587)

Income (loss) before gain on sales of real estate assets	(83,086)	6,018	8,222
Gain on sales of real estate assets	86,018	14,427	14,204
Reversal of provision for impairment	1,331	—	—

Discontinued operations	$4,263	$20,445	$22,426

Note 6. INVESTMENTS IN LAND AND DEVELOPMENT

The Company’s investments in land and development decreased from $147,435,000 at December 31, 2004 to $51,750,000 at December 31, 2005. The decrease is due to the classification of a development project as held for sale in December 2005 in connection with the Company’s decision to sell a majority interest of the asset to our joint venture partner. Further, an impairment charge of $32.3 million was recorded relating to the difference between the basis of the project and the estimated net proceeds expected to be realized upon sale.

In addition, on March 28, 2005, the Company disposed of approximately 27 acres of land held for development, known as Eden Shores located in Hayward, California. The Company entered into a contract to sell Eden Shores to an unaffiliated third party which owns land adjacent to this parcel for a sale price of $12 million. At that time, the Company recognized an impairment charge of approximately $5.1 million which is included in the provision for impairment of real estate assets in the accompanying consolidated statement of operations for the year ended December 31, 2005. The Company received $5 million in cash and a $7 million first mortgage loan receivable, collateralized by the land, with a fixed interest rate of 8%, a 20-year amortization requiring monthly principal and interest payments of approximately $59,000, and a maturity date of March 28, 2007. On June 28, 2005, this mortgage loan receivable was sold to a bank for approximately $6.98 million which was the outstanding principal balance on that date. The Company did not recognize any gain or loss on this transaction (Note 8).

In addition, on January 31, 2005, the Company sold its interest in the Gateway Office Five development project located in Denver, Colorado, which was in the form of a mezzanine loan with a net basis of approximately $835,000 as of December 31, 2004 (see table below). In connection with this sale, the mezzanine loan principal balance and accrued interest was paid off in full. In addition, the Company received a $430,000 fee to terminate its acquisition rights for this property. This fee is included in interest and other income on the accompanying consolidated statement of operations for the year ended December 31, 2005.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

As of December 31, 2005 and 2004, the Company had investments in the following properties under development and land held for development. The investment descriptions are as of December 31, 2005 (dollars in thousands).

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at December 31, 2005		Investment Balance at December 31, 2004
Denver	Gateway Office Five	Fifth office building constructed at Gateway Park (1-story)	Denver	—	—	(1)	—	(1)	$835

TOTAL PROPERTIES UNDER DEVELOPMENT				—			—		$835

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,248		$5,170

	Subtotal - Boston			235,000			5,248		5,170
Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 442 acres undeveloped	Denver	1,200 acres	50	%(2)	35,994	(2)	34,636	(2)
	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,750		4,750

	Subtotal - Denver			120,000			40,744		39,386
San Francisco	Marina Shores	33.2 acre mixed-use waterfront community which could include office, retail and multifamily units; currently in entitlement process	Redwood City	33.2 acres	50	%(3)	—	(3)	79,548
	Eden Shores	27 acres zoned for the construction of a 600,000 square foot office park	Hayward	—	—	(4)	—	(4)	16,530

	Subtotal - San Francisco			—			—		96,078
		Other land held for development	New Jersey/San Francisco				5,758		5,966

TOTAL LAND HELD FOR DEVELOPMENT				355,000			$51,750		$146,600

TOTAL INVESTMENTS IN LAND AND DEVELOPMENT				355,000			$51,750		$147,435

(1)	Interest previously held in the form of a mezzanine loan. In the first quarter of 2005, the mezzanine loan was paid off in full. See above for further discussion.
(2)	Interest in the form of mezzanine loans and equity. In addition, the Company holds a mortgage loan receivable secured by the land with a balance of $11,231 and $12,872 at December 31, 2005 and December 31, 2004, respectively (see Note 8 for further discussion).
(3)	Interest in the form of equity and mezzanine loans. The Company consolidated this entity on January 1, 2004, pursuant to FIN 46 Revised. See Note 18 for further discussion. This property was classified as held for sale at December 31, 2005.
(4)	In the first quarter of 2005, the Company sold this property to an unaffiliated third party. See above for further discussion.

The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under its development alliances, the Company has provided an aggregate of approximately $2.5 million in debt guarantees; however, some of the loans were not fully drawn as of December 31, 2005. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. The Company would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for the Company’s obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that the Company must make payments under one of these guarantees, its only recourse is to the limited

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

liability companies that own the properties. No estimate of the amount that could be recovered by the Company in such an event can be made at this time. Performance under the guarantees would result in a contribution to the venture and an increase in the Company’s effective ownership percentages.

Certain of the alliances with which the Company conducts business have been deemed to be VIEs as defined by FIN 46 Revised; however, other than Marina Shores as discussed in Note 18, none of these VIEs are required to be consolidated as the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $97.6 million and $60.0 million, respectively, at December 31, 2005, and $92.8 million and $54.5 million, respectively, at December 31, 2004. The Company’s maximum exposure to loss is equal to its investments in these arrangements, plus the related debt guarantees, as described above.

Note 7. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Company’s investments in unconsolidated joint ventures are accounted for using the equity method as the Company exercises significant influence through ownership percentages or management contracts. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings and losses. Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated joint ventures consisted of the following as of December 31, 2005 and December 31, 2004 (dollars in thousands):

					Investment Balance
Joint Venture	Ownership Interest	Property Location	Square Footage/ Units	Property Type	Dec 31, 2005	Dec 31, 2004
Rincon Center I & II	10%	San Francisco, CA	757,250 sf	Mixed-Use	$4,304	$4,158
2000 Corporate Ridge	10%	McLean, VA	255,980 sf	Office	3,174	3,018
Gateway Retail I	50%	Denver, CO	12,000 sf	Retail	444	406
Lakecrest Apartments	27%	Aurora, CO	440 units	Residential	4,118	4,432

					$12,040	$12,014

Note 8. MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage collateralized by a 50% interest in 152 acres of land at Gateway Business Park in Aurora, Colorado. The balance of this mortgage loan receivable decreased from $12,872,000 at December 31, 2004, to $11,231,000 at December 31, 2005, due to principal payments received of $3,080,000, partially offset by monthly interest accruals totaling $1,439,000. The loan was originally funded in June 1998, had a fixed interest rate of 6.5% and a maturity date of July 2007. In July 2004, the loan agreement was amended to increase the interest rate to 9.0%. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Business Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development. No loan loss reserves have been recorded related to this loan. The borrowing entities in this loan arrangement have been deemed to be VIEs, but the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised as the borrower bears the majority of the risk of loss. The Company’s maximum exposure to loss is equal to the recorded amount of its loan, including accrued interest.

As discussed in Note 6, in connection with the Company’s disposition of approximately 27 acres of land held for development, known as Eden Shores located in Hayward, California, the Company held a first mortgage loan receivable of $7 million, secured by the land, with a fixed interest rate of 8%, a 20-year amortization requiring monthly principal and interest payments of approximately $59,000, and a maturity date of March 28, 2007. On June 28, 2005, this mortgage loan receivable was sold to a bank for approximately $6.98 million which was the outstanding principal balance on that date. The Company did not recognize any gain or loss on this transaction.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Note 9. OTHER ASSETS

As of December 31, 2005 and 2004, other assets in the consolidated balance sheets consist of the following (in thousands):

	2005	2004
Accounts receivable, net of allowances of $36 and $1,422 as of December 31, 2005 and 2004, respectively	$2,670	$2,858
Prepaid expenses and deposits	4,070	1,249
Impound accounts (restricted cash)	5,720	1,047
Notes receivable	1,288	3,605
Investment in management contracts, net of accumulated amortization	578	1,156
Other	163	287

Total other assets	$14,489	$10,202

Note 10. MORTGAGE LOANS AND UNSECURED BANK LINE OF CREDIT

The Company had the following mortgage loans and unsecured bank line of credit outstanding as of December 31, 2005 and December 31, 2004 (dollars in thousands):

	2005	2004
Loans with various lenders, bearing interest at fixed rates between 4.73% and 8.32% at December 31, 2005, and 4.99% and 8.13% at December 31, 2004, with monthly principal and interest payments ranging between $47 and $329 and maturing at various dates through December 1, 2013. These loans are collateralized by properties with an aggregate net carrying value of $737,499 and $497,782 at December 31, 2005 and December 31, 2004, respectively. One of these loans includes an unamortized premium of $896 and $1,190 at December 31, 2005 and December 31, 2004, respectively.	$536,047	$345,992

Loans with various lenders, bearing interest at variable rates ranging between 4.15% and 5.65% at December 31, 2004, and scheduled to mature at various dates through November 10, 2008. These loans are collateralized by properties with an aggregate net carrying value of $161,541 at December 31, 2004.	—	116,978

Loan with an insurance company, net of unamortized discount of $255 and $467 at December 31, 2005 and December 31, 2004, respectively. The loan has two fixed rate components. The fixed rate component of $30,948 at December 31, 2005 bears interest at 6.13%, matures on February 11, 2009, and requires monthly principal and interest payments of $231. The fixed rate component of $137,875 at December 31, 2005 bears interest at 5.91%, matures on February 11, 2009, and requires monthly principal and interest payments of $923. The two components are cross-collateralized by properties with an aggregate net carrying value of $217,514 and $237,406 at December 31, 2005 and December 31, 2004, respectively.	168,823	184,412

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

	2005	2004
Loan with an insurance company, net of unamortized discount of $538 at December 31, 2004. The loan bore interest at a fixed rate of 6.13%, was scheduled to mature on November 10, 2008, and required monthly principal and interest payments of $343. This loan was cross-collateralized by a pool of properties with an aggregate net carrying value of $108,228 at December 31, 2004, respectively.	—	50,688

Total mortgage loans	704,870	698,070

Unsecured $180,000 line of credit with a group of commercial banks, with a variable interest rate of 30-day LIBOR plus 1.20% at December 31, 2005 and 30-day LIBOR plus 1.75% at December 31, 2004 (5.59% and 4.15%, respectively), monthly interest only payments and a maturity date of March 26, 2007, with one one-year extension option.	106,669	21,320

Total mortgage loans and unsecured bank line of credit before adjustment for properties held for sale	$811,539	$719,390

Mortgage loans on the consolidated balance sheets as of December 31, 2005 and December 31, 2004 are presented net of properties classified as held for sale. The following table reconciles total mortgage loans from the table above to the amounts presented on the consolidated balance sheets (dollars in thousands):

	December 31, 2005	December 31, 2004
Total mortgage loans	$704,870	$698,070
Mortgage loans related to properties held for sale (Note 5)	(45,000)	(43,322)

Total mortgage loans adjusted for properties held for sale	$659,870	$654,748

At December 31, 2005 and December 31, 2004, the Company’s indebtedness included fixed-rate debt of $704,870,000 and $581,092,000, respectively, and floating-rate debt of $106,669,000 and $138,298,000, respectively.

Outstanding borrowings under the Company’s unsecured bank line of credit increased from $21,320,000 at December 31, 2004, to $106,669,000 at December 31, 2005. The increase was due to draws totaling $299,383,000 for the January 2005 preferred stock redemption, new financings, property acquisitions, common stock repurchases and development advances, offset by pay downs totaling $214,034,000 generated from the proceeds from property sales, new financings, the sale of the Eden Shores mortgage loan receivable and cash flow from operations. The unsecured bank line of credit requires the Company, among other things, to be in compliance with certain financial and operating covenants. The Company has been in compliance during all of 2005 and remains in compliance at December 31, 2005.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

During the last two years the following mortgage loan transactions occurred (dollars in thousands):

	December 31, 2005	December 31, 2004
Balance at beginning of year	$698,070	$649,325
Repayments and scheduled principal amortization (a)	(240,158)	(108,825)
New borrowings and refinancings (b)	218,000	108,696
Assumed through property acquisitions (see Note 4 — Acquisitions of rental properties)	74,114	21,049
Assumed through consolidation of Marina Shores (c)	—	45,000
Repaid upon sale of properties (see Note 5 — Dispositions of rental properties)	(45,156)	—
Disposition of real estate involving buyer’s assumption of mortgage loan	—	(17,175)

Balance at end of year	$704,870	$698,070

(a)	During 2005, the Company repaid mortgage debt and unencumbered the following properties: Montgomery Executive Center, Newport Plaza, Westford Corporate Center, Oakbrook Terrace Corp, Columbia Centre II, Embassy Plaza, Woodlands Plaza, Woodlands Tech, Park Place, Lake Point Business Park, Riverview Office Tower and Capitol Center.

During 2004, the Company repaid mortgage debt and unencumbered the following properties: 700 South Washington, 90 Libbey Parkway, Hartwood Building and 1525 Wilson.

(b)	During 2005, the Company obtained three new mortgage loans encumbering the following properties:

King Street Station II, 400 South El Camino, Gateway Park and University Center. In addition, the Company refinanced and expanded four existing mortgage loans.

During 2004, the Company obtained three new mortgage loans encumbering the following properties: Capitol Center and 1525 Wilson,

(c)	In accordance with FIN 46 Revised, the Company began consolidating the entity known as Marina Shores, effective January 1, 2004, as the Company is deemed to be the primary beneficiary as defined by FIN 46 Revised. Marina Shores has total debt of $45 million consisting of two loans, with a $30 million loan bearing interest at the fixed rate of 6.32%, and a $15 million loan bearing interest at the fixed rate of 8.32%. Both loans require monthly interest-only payments and mature on February 15, 2007.

At December 31, 2005 and December 31, 2004, the Company was not a party to any open interest rate protection agreements. Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of December 31, 2005, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $106,669 which has an initial maturity of March 26, 2007.

Year Ending December 31,
2006	$214,271
2007	117,270
2008	106,935
2009	193,270
2010	5,611
Thereafter	174,182

Total	$811,539

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Note 11. OTHER LIABILITIES

As of December 31, 2005 and 2004, other liabilities on the consolidated balance sheets consist of the following (in thousands):

	2005	2004
Accounts payable and accrued liabilities	$7,718	$3,869
SFAS No. 141 below market rate leases, net of accumulated amortization	10,809	4,952
Unsecured note payable	2,846	2,710
Accrued retirement benefits	5,321	5,292
Interest payable	2,210	1,953
Security deposits	5,928	6,487
Property taxes payable	1,459	1,474
Prepaid rents	3,949	4,295
Deferred gain on sale (see Note 5)	1,000	—
Deferred income	36	250

Total other liabilities	$41,276	$31,282

Note 12. LOSSES ON EARLY EXTINGUISHMENT OF DEBT

In connection with various loan payoffs (see Note 10), including those related to properties classified as discontinued operations, the Company recorded aggregate losses on early extinguishment of debt of $8,003,000, $2,075,000 and $5,881,000 during the years ended December 31, 2005, 2004 and 2003, respectively, consisting of the write-off of unamortized original financing costs and prepayment penalties. Of these total losses, $3,278,000, $40,000 and $5,587,000 have been included in discontinued operations for the years ended December 31, 2005, 2004 and 2003, respectively, as they are related to loan payoffs in connection with property sales.

Note 13. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled $787,000, $4,046,926 and $3,530,212 for the years ended December 31, 2005, 2004 and 2003, respectively, and consisted of property management, asset management and other fee income. The decrease in fee and reimbursement income from related parties is due to an amendment of management agreement with Rancon. Under the new contract, Rancon ceased to be a related party in January 2005. During the year ended December 31, 2005, the Company received $150,000 from a board member for providing assistance in a property sale.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Note 14. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Years ended December 31,
	2005	2004	2003
Net income (loss) available to Common Stockholders – Basic	$(12,632)	$6,977	$11,901
Minority interest	—	—	—

Net income available to Common Stockholders – Diluted	$(12,632)	$6,977	$11,901

Weighted average shares:
Basic	35,541,377	31,167,080	27,608,267
Stock options and restricted stock	—	—	—
Convertible Operating Partnership Units	—	—	—

Diluted	35,541,377	31,167,080	27,608,267

Basic earnings per share	$(0.36)	$0.22	$0.43
Diluted earnings per share	$(0.36)	$0.22	$0.43

For the years ended December 31, 2005, 2004 and 2003, options to purchase shares of the Company’s common stock of 2,531,701, 2,766,034 and 3,021,034, respectively, and convertible operating partnership units of 2,995,465, 3,001,957 and 3,008,815, respectively, have been excluded from the computation of diluted earnings per share as they are anti-dilutive or have no impact. The preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented.

Note 15. STOCK COMPENSATION PLAN

In May 1996, the Company adopted an employee stock incentive plan (the “Plan”) to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and approved by the stockholders of the Company at the Company’s 1997 Annual Meeting of Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights (“SARs”) or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights (“DERs”), Performance Units or Preference Shares. The total number of shares of Common Stock available under the Plan is equal to the greater of 1,140,000 shares or 8% of the number of shares outstanding determined as of the day immediately following the most recent issuance of shares of Common Stock or securities convertible into shares of Common Stock; provided that the maximum aggregate number of shares of Common Stock available for issuance under the Plan may not be reduced. For purposes of calculating the number of shares of Common Stock available under the Plan, all classes of securities of the Company and its related entities that are convertible presently or in the future by the security holder into shares of Common Stock or which may presently or in the future be exchanged for shares of Common Stock pursuant to redemption rights or otherwise, shall be deemed to be outstanding shares of Common Stock. Notwithstanding the foregoing, the aggregate number of shares as to which incentive stock options, one type of security available under the Plan, may be granted under the Plan may not exceed 1,140,000 shares. In May 1999, the Company’s stockholders approved the grant of 700,000 non-qualified stock options to Robert Batinovich, Chairman of the Company, and 300,000 non-qualified stock options to Andrew Batinovich, President and CEO of the Company, outside the Plan, at exercise prices ranging from $27.03 to $37.84. As of December 31, 2005, 2,531,701 options to purchase shares of Common Stock, including the 1,000,000 of stock options granted to Robert Batinovich and Andrew Batinovich as described above, and 376,241 shares of bonus grants were outstanding under the Plan. The intrinsic value of the bonus grants has been recorded as deferred compensation, with an offsetting entry to additional paid-in-capital, in the accompanying financial statements. See Note 2 for further discussion of the Company’s policies related to its accounting for stock based compensation.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

A summary of the status of the Company’s stock option plan as of December 31, 2005, 2004 and 2003, and changes during the years then ended are presented in the table below:

	2005		2004		2003
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of year	2,766,034	$22.88	3,021,034	$22.44	3,223,743	$22.03
Granted	—	—	—	—	—	—
Exercised	(178,668)	$14.85	(159,837)	$16.34	(125,212)	$14.17
Forfeited/Canceled	(55,665)	$21.30	(95,163)	$19.45	(77,497)	$18.54

Outstanding at end of year	2,531,701	$23.46	2,766,034	$22.88	3,021,034	$22.44
Exercisable at end of year	2,410,212	$23.75	2,425,420	$23.65	2,282,633	$24.35

The following table summarizes information about stock options outstanding at December 31, 2005:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	Number Outstanding at 12/31/05	Weighted-average remaining contractual life	Weighted-average exercise price	Number Exercisable at 12/31/05	Weighted-average exercise price
Range of Exercise Prices
$11.35 to $15.14	299,604	1.7 years	$13.78	299,604	$13.78
$15.14 to $18.92	840,997	3.9 years	$17.11	722,841	$17.02
$18.92 to $22.70	376,100	2.7 years	$21.45	372,767	$21.46
$22.70 to $26.49	15,000	1.9 years	$25.00	15,000	$25.00
$26.49 to $30.27	333,333	2.8 years	$27.03	333,333	$27.03
$30.27 to $34.06	333,333	2.8 years	$32.44	333,333	$32.44
$34.06 to $37.84	333,334	2.8 years	$37.84	333,334	$37.84

	2,531,701	3.0 years	$23.46	2,410,212	$23.75

Note 16. SEGMENT INFORMATION

The Company owns and operates primarily office properties throughout the United States and manages its business by geographic markets. Office properties represent approximately 97% of the Company’s portfolio by net operating income and consist primarily of multi-tenant office buildings. The remaining 3% of the Company’s portfolio consists of industrial properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s geographic markets are managed separately as each market requires different operating, pricing and leasing strategies. Each represents a reportable segment. As of December 31, 2005, the Company’s largest markets are Washington D.C., Southern California, Boston, Northern New Jersey and San Francisco.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon net operating income of the combined properties which represents rental revenue less property operating expenses in each segment. Significant information used by the Company for its reportable segments (including discontinued operations) as of and for the years ended December 31, 2005, 2004, and 2003 is as follows (in thousands):

	2005	2004	2003
Washington D.C.
Rental revenue	$38,288	$35,977	$33,444
Property operating expense	10,135	9,862	9,095

Net operating income	$28,153	$26,115	$24,349

Rental properties, net	$334,076	$239,694	$231,944

Total expenditures for additions	$162,462	$43,862	$117,062

Southern California
Rental revenue	$34,187	$33,514	$31,561
Property operating expense	11,179	10,498	9,951

Net operating income	$23,008	$23,016	$21,610

Rental properties, net	$197,647	$203,712	$211,244

Total expenditures for additions	$3,477	$2,219	$36,403

Boston
Rental revenue	$25,745	$28,791	$26,387
Property operating expense	12,223	11,215	9,344

Net operating income	$13,522	$17,576	$17,043

Rental properties, net	$144,203	$147,841	$159,985

Total expenditures for additions	$3,806	$4,507	$71,734

Northern New Jersey
Rental revenue	$24,135	$24,500	$24,145
Property operating expense	8,680	8,575	7,588

Net operating income	$15,455	$15,925	$16,557

Rental properties, net	$131,416	$138,910	$142,808

Total expenditures for additions	$2,057	$2,403	$16,431

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

	2005	2004	2003
San Francisco
Rental revenue	$13,012	$10,177	$10,642
Property operating expense	4,232	3,142	2,749

Net operating income	$8,780	$7,035	$7,893

Rental properties, net	$181,544	$106,126	$108,190

Total expenditures for additions	$80,417	$1,416	$1,576

Chicago
Rental revenue	$9,289	$12,724	$12,003
Property operating expense	4,943	5,798	5,775

Net operating income	$4,346	$6,926	$6,228

Rental properties, net	$—	$78,480	$81,408

Total expenditures for additions	$609	$1,740	$1,486

St. Louis
Rental revenue	$6,061	$8,147	$7,831
Property operating expense	2,751	3,115	3,094

Net operating income	$3,310	$5,032	$4,737

Rental properties, net	$—	$29,395	$29,068

Total expenditures for additions	$761	$1,632	$1,530

Tampa/Orlando
Rental revenue	$8,157	$7,573	$8,653
Property operating expense	2,602	2,632	2,360

Net operating income	$5,555	$4,941	$6,293

Rental properties, net	$38,719	$45,602	$40,030

Total expenditures for additions	$1,180	$7,541	$910

Denver
Rental revenue	$6,697	$5,585	$8,926
Property operating expense	2,590	2,171	3,089

Net operating income	$4,107	$3,414	$5,837

Rental properties, net	$38,895	$45,637	$37,922

Total expenditures for additions	$1,482	$9,390	$2,397

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

	2005	2004	2003
Minneapolis
Rental revenue	$5,209	$5,711	$6,075
Property operating expense	2,492	2,463	2,579

Net operating income	$2,717	$3,248	$3,496

Rental properties, net	$—	$29,647	$29,937

Total expenditures for additions	$1,044	$1,367	$1,545

Las Vegas
Rental revenue	$5,080	$5,041	$5,240
Property operating expense	1,246	1,095	1,350

Net operating income	$3,834	$3,946	$3,890

Rental properties, net	$20,333	$33,054	$33,945

Total expenditures for additions	$625	$721	$271

All Others
Rental revenue	$13,691	$14,038	$23,730
Property operating expense	5,861	6,622	8,925

Net operating income	$7,830	$7,416	$14,805

Rental properties, net	$67,449	$104,489	$106,981

Total expenditures for additions	$3,852	$5,096	$15,832

Discontinued Operations
Rental revenue	$(31,473)	$(51,571)	$(74,473)
Property operating expenses	(14,558)	(20,462)	(27,120)

Net operating income	$(16,915)	$(31,109)	$(47,353)

Rental properties, net	$(44,674)	$(55,506)	$(57,374)

Total expenditures for additions	$—	$—	$—

Total
Rental revenue	$158,078	$140,207	$124,164
Property operating expenses	54,376	46,726	38,779

Net operating income	$103,702	$93,481	$85,385

Rental properties, net	$1,109,608	$1,147,081	$1,156,088

Total expenditures for additions (1)	$261,772	$81,894	$267,177

(1)	Total expenditures for additions include impounds, below market leases and assumption of mortgage loans.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The following is a reconciliation of segment revenues and net operating income to consolidated revenues and net income for the periods presented above (in thousands):

	2005	2004	2003
Revenues
Rental revenue for reportable segments	$158,078	$140,207	$124,164
Fees and reimbursements, including from related parties	4,792	4,046	3,616

Total operating revenue	$162,870	$144,253	$127,780

Net Operating Income
Net operating income for reportable segments	$103,702	$93,481	$85,385
Unallocated amounts:
Fees and reimbursements, including from related parties	4,792	4,046	3,616
Interest and other income	2,614	2,597	3,556
Equity in earnings of unconsolidated joint ventures	459	805	604
General and administrative	(15,080)	(11,545)	(12,368)
Depreciation and amortization	(51,026)	(44,476)	(35,992)
Interest expense	(37,708)	(29,760)	(26,004)
Loss on early extinguishment of debt	(4,725)	(2,035)	(294)
Provision for impairment of real estate assets	(7,829)	(3,752)	(2,852)
Provision for impairment of non-real estate assets	—	—	(5,746)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$(4,801)	$9,361	$9,905

The following is a reconciliation of segment assets to total assets for the periods presented above (in thousands):

	2005	2004
Rental Properties, net, for reportable segments	$1,109,608	$1,147,081
Unallocated amounts:
Properties held for sale	103,548	57,327
Investments in land and development	51,750	147,435
Investments in unconsolidated joint ventures	12,040	12,014
Mortgage loans receivable	11,231	12,872
Leasing and financing costs, net	22,929	22,447
Straight-line rent receivable, net	16,874	15,764
Cash and cash equivalents	3,661	6,003
Other assets	14,489	10,202

Total Assets	$1,346,130	$1,431,145

Note 17. PROVISIONS FOR IMPAIRMENT OF ASSETS

Provision for Impairment of Real Estate Assets

In connection with the Company’s decision in March 2005 to dispose of assets in its non-core markets and certain non-core assets in core markets, the Company reduced the intended holding period of 21 assets to two years or less in March 2005. Prior to that decision there were no impairment indicators and the cash flows of the properties were sufficient to recover the carrying value of the asset over the previous intended holding period. Based on the Company’s analysis of the discounted cash flows of each asset over the next two years, the Company determined that nine of the assets were impaired. The difference between the estimated fair value (calculated by discounting estimated future cash flows and sales proceeds) and the net book value was approximately $49.3 million. When combined with impairment charges recognized on two additional assets sold during the first quarter of 2005 (as discussed in Notes 5 and 6) and additional impairments recognized during the third and fourth quarter of 2005, the total impairment charge recognized during the year ended December 31, 2005, was approximately $94.3 million ($86.5 million of which is included in discontinued operations). During the fourth quarter, the Company classified a development project as held for sale and recorded impairment charges of $32.3 million relating to the difference between the basis of the project and the estimated net proceeds expected to be realized upon sale. Prior to that date, the Company intended to hold the development project and there were no impairment indicators. The Company

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

also recorded a provision for impairment of $375,000 to reduce the carrying value of a 50% owned development joint venture which is developing a residential project in San Mateo, California, from approximately $779,000 to its estimated fair value of $404,000, due to lower than anticipated sales values based on changes in market conditions. In addition, the Company concluded that a note receivable of $3.6 million collateralized by real estate was impaired and recorded an allowance for loan losses of $2.3 million. The Company measures the impairment of the loan based upon the excess of the recorded investment amount over the current estimated fair value of the collateral, as reduced by selling costs. In connection with the dispositions of Columbia Centre II and Embassy Plaza, an additional provision for impairment of real estate assets of $234,000 was recognized due to higher than anticipated costs to sell the properties.

Following is a list of the 14 assets for which an impairment charge was recorded during the year ended December 31, 2005:

Property	Market	Square Footage
Oakbrook Terrace Corp Center III (see Note 5)	Chicago	232,052

Columbia Centre II (see Note 5)	Chicago	146,530

Embassy Plaza (see Note 5)	Chicago	136,766

Riverview Office Tower (see Note 5)	Minneapolis	227,129

Osram Building (see Note 22)	Indianapolis	45,265

Capitol Center (see Note 22)	Des Moines	165,127

Thousand Oaks (see Note 22)	Memphis	422,363

Northglenn Business Center (see Note 5)	Denver	65,000

Fairfield Business Quarters (see Note 5)	New Jersey	42,792

Leawood Office Building (see Note 5)	Kansas City	92,787

Executive Place Note	New Jersey	85,765

Bellevue (Note 6)	San Francisco	0.31 acres

Peninsula Marina (Note 6)	San Francisco	33.2 acres

Eden Shores (see Note 6)	Hayward	27 acres

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

December 31, 2005, 2004 and 2003

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

NOTE 20. EQUITY TRANSACTIONS

Stock Repurchases

As of December 31, 2005, the Company’s Board of Directors authorized the repurchase of 12,210,700 shares of common stock. During the year ended December 31, 2005, the Company repurchased 2,525,900 shares at an average cost of $18.87 per share, bringing the total repurchases through December 31, 2005 to 8,920,716 shares at an average cost of $17.32 per share.

Common Stock Offerings

On December 16, 2004, the Company completed the sale of 4,000,000 shares of common stock in an offering underwritten by Goldman, Sachs & Co. The 4,000,000 shares were sold at a per share price of $20.80, resulting in proceeds, net of offering costs, of approximately $81.8 million. Approximately $174,000 of offering costs were paid during year ended December 31, 2005. The Company used the net proceeds to redeem a portion of the outstanding shares of its Preferred Stock on January 28, 2005 (as discussed below). In the interim, prior to the redemption, the proceeds were used to repay a portion of the amounts outstanding under the Company’s unsecured bank line of credit.

On March 19, 2004, the Company completed the sale of 3,910,000 shares of common stock (including the exercise of the over allotment of 510,000 shares) in an offering underwritten by Goldman, Sachs & Co. The 3,910,000 shares were sold at a per share price of $21.20, resulting in proceeds, net of offering costs, of approximately $81.3 million.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

Note 21. RESTATEMENT

The Company determined that a correction of errors was required to its consolidated financial statements as of December 31, 2004 and each of the years in the two year period ended December 31, 2004 (including the interim period for 2004). These errors did not have any impact on net cash flows from operating, investing, or financing activities in the consolidated statement of cash flows for all periods presented. The consolidated financial statements and accompanying footnotes presented herein reflect the restatement adjustments which were included in the Company’s Amended December 31, 2004 Form 10-K/A filed on December 19, 2005.

Note 22. SUBSEQUENT EVENTS

Acquisition

On March 1, 2006, the Company acquired Chatham Executive Center located in Chatham, NJ, for a purchase price of $17.3 million. The property consists of a 63,346 square foot, three-story multi-tenant office building. The property is 85% leased and is situated at a full four way interchange. The purchase price was funded with using a draw from the Company’s unsecured bank line of credit.

Dispositions

On January 5, 2006, the Company completed the sale of Thousand Oaks, a 422,000 square foot office complex located in Memphis, TN, for a sales price of $28.6 million. In connection with the sale of Thousand Oaks, the Company paid down the unsecured bank line of credit of $27.7 million. Thousand Oaks was classified as Property Held for Sale on the accompanying consolidated balance sheets as of December 31, 2005.

On January 12, 2006, the Company completed the sale of Capitol Center, a 165,000 square foot office complex located in Des Moines, IA, for a sales price of $11.3 million. The proceeds from this disposition were used to pay the loan obtained in connection with the acquisition of 33 New Montgomery. Capitol Center was classified as Property Held for Sale on the accompanying consolidated balance sheets as of December 31, 2005.

On January 17, 2006, the Company completed the sale of Osram Building, a 45,000 square foot office complex located in Westfield, IN, for a sales price of $2.0 million. The proceeds from this disposition were used to pay down the loan obtained in connection with the acquisition of 33 New Montgomery. Osram Building was classified as Property Held for Sale on the accompanying consolidated balance sheets as of December 31, 2005.

On January 31, 2006, the Company completed the sale of Vreeland Business Center, a 133,000 square foot office complex located in Florham Park, for a sale price of $14.8 million. In connection with the sale of Vreeland Business Center, the Company paid down the unsecured bank line of credit of $14.3 million. Vreeland Business Center was classified as Property Held for Sale on the accompanying consolidated balance sheets as of December 31, 2005.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The aggregate gain on the four sales above is expected to be approximately $6.8 million.

Stock Repurchases

Subsequent to December 31, 2005, 1.8 million shares of the Company’s Common Stock have been repurchased at a total cost of approximately $34.3 million.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Note 23. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

The following represents an unaudited summary of quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except for weighted average shares and per share amounts):

	Quarter Ended
	March 31, 2005	March 31, 2005	March 31, 2005 (1)	June 30, 2005	June 30, 2005	June 30, 2005 (1)
	Previously Reported (2)	As restated	As restated and updated for disc ops (1)	Previously Reported (2)	As restated	As restated and updated for disc ops (1)
OPERATING REVENUE
Rental revenue	$46,483	$46,483	$37,274	$40,556	$40,556	$38,192
Fees and reimbursements, including from related parties	1,095	1,095	1,095	1,359	1,359	1,359

Total operating revenue	47,578	47,578	38,369	41,915	41,915	39,551

OPERATING EXPENSES
Property operating expenses	17,475	17,475	13,226	13,305	13,305	12,309
General and administrative	3,285	3,285	3,285	3,925	3,925	3,925
Depreciation and amortization	15,479	15,479	12,003	12,990	12,990	12,059
Provision for impairment of real estate assets	54,410	54,410	5,097	—	—	—

Total operating expenses	90,649	90,649	33,611	30,220	30,220	28,293

Interest and other income	1,030	1,030	1,030	615	615	615
Equity in earnings of unconsolidated joint ventures	134	134	134	169	169	169
Interest expense	(9,321)	(9,172)	(8,135)	(9,724)	(9,575)	(8,684)
Loss on early extinguishment of debt	(561)	(561)	(561)	—	—	—

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	(51,789)	(51,640)	(2,774)	2,755	2,904	3,358
Minority interest	3,836	3,710	3,710	(994)	(1,005)	(1,005)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(47,953)	(47,930)	936	1,761	1,899	2,353
Discontinued operations	11,107	11,107	(37,759)	11,892	11,892	11,438

Net income (loss)	(36,846)	(36,823)	(36,823)	13,653	13,791	13,791
Preferred dividends	(1,812)	(1,812)	(1,812)	(1,812)	(1,812)	(1,812)
Dividends paid on redeemed preferred stock	(2,102)	(596)	(596)	—	—	—
(Premium)/discount and write-off of original issuance costs on preferred stock redemption and repurchases	(5,309)	(5,309)	(5,309)	—	—	—

Net income (loss) available to Common Stockholders	$(46,069)	$(44,540)	$(44,540)	$11,841	$11,979	$11,979

Basic Income (Loss) Per Share Data (4):
Continuing operations	$(1.57)	$(1.53)	$(0.27)	$0.02	$0.03	$0.04
Discontinued operations	0.29	0.29	(0.97)	0.31	0.30	0.29

Net income (loss) available to Common Stockholders	$(1.28)	$(1.24)	$(1.24)	$0.33	$0.33	$0.33

Basic weighted average shares outstanding	35,928,962	35,928,962	35,928,962	35,921,157	35,921,157	35,921,157

Diluted Income (Loss) Per Share Data (4):
Continuing operations	$(1.57)	$(1.53)	$(0.27)	$0.02	$0.03	$0.04
Discontinued operations	0.29	0.29	(0.97)	0.31	0.30	0.29

Net income (loss) available to Common Stockholders	$(1.28)	$(1.24)	$(1.24)	$0.33	$0.33	$0.33

Diluted weighted average shares outstanding	35,928,962	35,928,962	35,928,962	39,159,087	39,159,087	39,159,087

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

	Quarter Ended
	Sept 30, 2005 (1)	Dec 31, 2005 (1)
OPERATING REVENUE
Rental revenue	$40,018	$42,594
Fees and reimbursements, including from related parties	849	1,489

Total operating revenue	40,867	44,083

OPERATING EXPENSES
Property operating expenses	13,803	15,038
General and administrative	3,424	4,446
Depreciation and amortization	13,382	13,582
Provision for impairment of real estate assets	63	2,669

Total operating expenses	30,672	35,735

Interest and other income	455	514
Equity in earnings of unconsolidated joint ventures	6	150
Interest expense	(10,225)	(10,664)
Loss on early extinguishment of debt	(127)	(4,037)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	304	(5,689)
Minority interest	(2,240)	593

Loss before discontinued operations and cumulative effect of change in accounting principle	(1,936)	(5,096)
Discontinued operations	30,559	25

Net income (loss)	28,623	(5,071)
Preferred dividends	(1,812)	(1,811)
Dividends paid on redeemed preferred stock	—	—
(Premium)/discount and write-off of original issuance costs on preferred stock redemption and repurchases	—	—

Net income (loss) available to Common Stockholders	$26,811	$(6,882)

Basic Income (Loss) Per Share Data (4):
Continuing operations	$(0.04)	$(0.20)
Discontinued operations	0.78	—

Net income (loss) available to Common Stockholders	$0.74	$(0.20)

Basic weighted average shares outstanding	36,003,636	34,431,536

Diluted Income (Loss) Per Share Data (4):
Continuing operations	$(0.04)	$(0.20)
Discontinued operations	0.78	—

Net income (loss) available to Common Stockholders	$0.74	$(0.20)

Diluted weighted average shares outstanding	36,003,636	34,431,536

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

	Quarter Ended
	March 31, 2004 (1)	June 30, 2004 (1) (3)	Sept 30, 2004 (1)	Dec 31, 2004 (1)
	(As restated)	(As restated)	(As restated)	(As restated)
OPERATING REVENUE
Rental revenue	$34,021	$36,175	$36,022	$33,989
Fees and reimbursements, including from related parties	829	1,032	757	1,428

Total operating revenue	34,850	37,207	36,779	35,417

OPERATING EXPENSES
Property operating expenses	11,850	11,439	11,550	11,887
General and administrative	2,171	3,999	3,006	2,369
Depreciation and amortization	10,459	11,124	11,507	11,386
Provision for impairment of real estate assets	—	—	—	3,752

Total operating expenses	24,480	26,562	26,063	29,394

Interest and other income	831	638	567	561
Equity in earnings of unconsolidated joint ventures	188	249	158	210
Interest expense	(7,398)	(7,017)	(7,638)	(7,707)
Loss on early extinguishment of debt	(85)	—	(1,950)	—

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	3,906	4,515	1,853	(913)
Minority interest	(3)	(833)	(42)	206

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	3,903	3,682	1,811	(707)
Discontinued operations	1,865	14,543	2,044	1,993

Income before cumulative effect of change in accounting principle	5,768	18,225	3,855	1,286
Cumulative effect of change in accounting principle	(912)	—	—	—

Net income	4,856	18,225	3,855	1,286
Preferred dividends	(3,318)	(3,318)	(3,318)	(3,318)
Dividends paid on redeemed preferred stock	(1,505)	(568)	—	—
(Premium)/discount and write-off of original issuance costs on preferred stock redemption and repurchases	—	(5,909)	9	—

Net income (loss) available to Common Stockholders	$33	$8,430	$546	$(2,032)

Basic Income (Loss) Per Share Data (4):
Continuing operations	$(0.03)	$(0.15)	$(0.04)	$(0.12)
Discontinued operations	0.06	0.42	0.06	0.06
Cumulative effect of change in accounting principle	(0.03)	—	—	—

Net income (loss) available to Common Stockholders	$—	$0.27	$0.02	$(0.06)

Basic weighted average shares outstanding	28,564,399	31,662,622	31,682,728	32,745,311

Diluted Income (Loss) Per Share Data (4):
Continuing operations	$0.03	$(0.15)	$(0.04)	$(0.12)
Discontinued operations	0.06	0.42	0.06	0.06
Cumulative effect of change in accounting principle	(0.03)	—	—	—

Net income (loss) available to Common Stockholders	$—	$0.27	$0.02	$(0.06)

Diluted weighted average shares outstanding	28,564,399	31,662,622	31,682,728	32,745,311

(1)	Amounts have been updated for discontinued operations for properties sold or which became held for sale subsequent to the quarter shown.
(2)	Amounts were previously reported in the Original 10-Q filed on May 10, 2005 for the quarter ended March 31, 2005 and on August 15, 2005 for the quarter ended June 30, 2005.
(3)	Amounts were previously reported in the Original 10-Q filed on August 15, 2005. Amounts previously reported include the restatement to accrue common and preferred stock dividends which increased net income available to common stockholders by $1,373,000 for the three months ended June 30, 2004.
(4)	Quarterly per share amounts do not necessarily sum to per share amounts for the year as weighted average shares outstanding are measured for each period presented, rather than solely for the entire year.

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
			Initial Cost to Company (1)		Costs Capitalized/ (Reduced) Subsequent to Acquisition (3)	Gross Amount Carried at December 31, 2005
Description	Encumbrances (9)		Land	Buildings and Improvements	Improvements	Land	Buildings and Improve. (7)	Total (2)	Accum. Deprec. (8)	Date Acquired (1)	Life Deprec. Over
Washington DC:
1100 17th Street	$28,627		$9,519	$30,269	$569	$9,519	$30,838	$40,357	$2,632	4/04	1-30 yrs.
1525 Wilson		(6)	12,254	60,122	72	12,254	60,194	72,448	5,728	1/03	1-30 yrs.
Capitol Place III	33,935		8,770	76,312	91	8,770	76,403	85,173	1,387	8/05	1-30 yrs.
Quincy Crossing	21,386		4,153	29,961	858	4,153	30,819	34,972	2,681	10/03	1-30 yrs.
700 South Washington	—		1,981	7,894	1,182	1,981	9,076	11,057	2,766	4/97	1-30 yrs.
King Street Station II		(5)	4,220	23,181	3,426	4,220	26,607	30,827	4,847	10/01	1-30 yrs.
Metro Place	46,452		5,070	67,792	526	5,070	68,318	73,388	3,297	2/05	1-30 yrs.
Montgomery Executive Center			1,928	7,676	2,420	1,928	10,096	12,024	2,832	9/97	1-30 yrs.

Washington DC Total	130,400		47,895	303,207	9,144	47,895	312,351	360,246	26,170

Southern California:
First Financial Plaza	31,419		9,551	37,532	660	9,551	38,192	47,743	4,869	3/02	1-30 yrs.
Centerstone Plaza	26,462		6,077	24,265	2,077	6,077	26,342	32,419	7,744	7/97	1-30 yrs.
Newport Plaza	—		3,981	22,177	1,344	3,981	23,521	27,502	4,331	10/01	1-30 yrs.
610 West Ash	22,053		4,528	30,028	1,654	4,528	31,682	36,210	3,253	12/03	1-30 yrs.
Aventine	50,000		14,340	61,228	3,630	14,340	64,858	79,198	10,950	8/02	1-30 yrs.
Tierrasanta Research Park		(6)	1,303	5,189	1,505	1,303	6,694	7,997	2,275	9/97	1-30 yrs.

Southern California Total	129,934		39,780	180,419	10,870	39,780	191,289	231,069	33,422

Boston:
99 Summer Street	44,719		13,574	56,021	4,779	13,574	60,800	74,374	7,868	7/03	1-30 yrs.
Hartwood Building	—		527	5,426	737	527	6,163	6,690	1,532	3/98	1-30 yrs.
313 Boston Post Road		(6)	916	9,104	1,771	916	10,875	11,791	2,790	3/98	1-30 yrs.
Marlborough Corporate Place		(6)	3,390	55,908	4,623	3,390	60,531	63,921	16,807	1/98	1-30 yrs.
Westford Corporate Center	—		2,091	8,310	2,698	2,091	11,008	13,099	2,985	4/97	1-30 yrs.
Flanders Research Park	—		739	5,634	1,805	739	7,439	8,178	1,868	3/98	1-30 yrs.

Boston Total	44,719		21,237	140,403	16,413	21,237	156,816	178,053	33,850

continued

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
			Initial Cost to Company (1)		Costs Capitalized/ (Reduced) Subsequent to Acquisition (3)	Gross Amount Carried at December 31, 2005
Description	Encumbrances (9)		Land	Buildings and Improvements	Improvements	Land	Buildings and Improve. (7)	Total (2)	Accum. Deprec. (8)	Date Acquired (1)	Life Deprec. Over
Northern New Jersey:
Fox Hollow Business Qtrs I	$—		$1,576	$2,358	$640	$1,576	$2,998	$4,574	$849	9/97	1-30 yrs.
CenterPointe at Bridgewater	10,800		9,023	29,032	15,749	9,023	44,781	53,804	9,877	9/97	1-30 yrs.
Frontier Executive Quarters		(6)	4,831	38,983	1,113	4,831	40,096	44,927	11,429	9/97	1-30 yrs.
Vreeland Business Center	—		1,863	8,714	238	1,863	8,952	10,815	2,288	6/98	1-30 yrs.
Gatehall I	7,584		1,865	7,427	2,520	1,865	9,947	11,812	2,909	9/97	1-30 yrs.
25 Independence		(6)	4,547	18,141	2,011	4,547	20,152	24,699	5,735	9/97	1-30 yrs.
Cottontail Distribution Center	—		1,616	16,278	216	1,616	16,494	18,110	4,238	6/98	1-30 yrs.

Northern New Jersey Total	18,384		25,321	120,933	22,487	25,321	143,420	168,741	37,325

San Francisco:
33 New Montgomery	20,190		11,378	67,076	268	11,378	67,344	78,722	1,712	8/05	1-30 yrs.
Creekside Business Park	—		4,591	23,790	2,458	4,591	26,248	30,839	4,065	3/01	1-30 yrs.
400 South El Camino		(5)	4,000	30,549	8,116	4,000	38,665	42,665	9,873	3/98	1-30 yrs.
Rollins Road	22,000		27,460	18,984	1,047	27,460	20,031	47,491	2,523	11/00	1-30 yrs.

San Francisco Total	42,190		47,429	140,399	11,889	47,429	152,288	199,717	18,173

Tampa/Orlando:
Grand Regency Business Center	—		1,120	4,302	1,101	1,120	5,403	6,523	2,045	12/97	1-30 yrs.
Park Place	—		1,895	12,982	3,015	1,895	15,997	17,892	4,383	1/98	1-30 yrs.
University Center	13,172		3,002	12,331	701	3,002	13,032	16,034	2,179	various	1-30 yrs.
Oakview Center	—		1,788	6,949	67	1,788	7,016	8,804	1,927	12/97	1-30 yrs.

Tampa/Orlando Total	13,172		7,805	36,564	4,884	7,805	41,448	49,253	10,534

Denver:
Gateway Park	26,764		3,696	30,274	2,882	3,696	33,156	36,852	5,937	various	1-30 yrs.
Northglenn Business Center	—		—	—	96	—	96	96	—	12/97	1-30 yrs.
Westminster Center	—		1,191	7,630	18	1,191	7,648	8,839	955	4/02	1-30 yrs.

Denver Total	26,764		4,887	37,904	2,996	4,887	40,900	45,787	6,892

continued

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
			Initial Cost to Company (1)		Costs Capitalized/ (Reduced) Subsequent to Acquisition (3)	Gross Amount Carried at December 31, 2005
Description	Encumbrances (9)		Land	Buildings and Improvements	Improvements	Land	Buildings and Improve. (7)	Total (2)	Accum. Deprec. (8)	Date Acquired (1)	Life Deprec. Over
Las Vegas:
Citibank Office Park		(6)	4,628	18,442	4,009	4,628	22,451	27,079	6,746	9/97	1-30 yrs.

Las Vegas Total	—		4,628	18,442	4,009	4,628	22,451	27,079	6,746

Omaha:
One Pacific Place		(6)	1,034	18,014	3,212	1,034	21,226	22,260	6,098	5/98	1-30 yrs.
Capitol Center	—		500	11,981	1,466	500	13,447	13,947	3,794	2/98	1-30 yrs.

Omaha Total	—		1,534	29,995	4,678	1,534	34,673	36,207	9,892

Indianapolis:
Osram Building	—		264	4,515	(1,670)	264	2,845	3,109	1,122	4/98	1-30 yrs.

Indianapolis Total	—		264	4,515	(1,670)	264	2,845	3,109	1,122

All Others:
Valley Forge Corporate Center	—		2,505	23,184	2,209	2,505	25,393	27,898	8,643	1/98	1-30 yrs.
J.I. Case - Kansas City (4)	—		236	3,264	(1,197)	236	2,067	2,303	884	3/84	1-30 yrs.
Thousand Oaks	—		9,747	40,355	(12,417)	9,747	27,938	37,685	13,678	12/97	1-30 yrs.
Miscellaneous investments	—		—	—	(5,534)	—	(5,534)	(5,534)	—

All Others Total	—		12,488	66,803	(16,939)	12,488	49,864	62,352	23,205

Property held for sale	—		(12,374)	(227,058)	173,876	(12,374)	(53,182)	(65,556)	(20,882)

Combined Total	$405,563		$200,894	$852,526	$242,637	$200,894	$1,095,163	$1,296,057	$186,449

(1)	Initial cost and date acquired by GRT Predecessor Entities, where applicable.
(2)	The aggregate cost for Federal income tax purposes is $1,249,929,824.
(3)	Bracketed amounts represent reductions to carrying value.
(4)	Initial cost represents original book value carried forward from the financial statements of the GRT Predecessor Entities.
(5)	Cross collateralized loans collateralized by two properties - $58,000
(6)	Cross collateralized loan collateralized by eight properties - $168,823.
(7)	Includes at market and above market rate in-place leases of $3,185 for 1100 17th Street, $4,747 for Capitol Place, $2,298 for Quincy Crossing, $2,416 for King Street Station II, $5,317 for Metro Place, $2,086 for Newport Plaza, $2,625 for 610 West Ash, $4,728 for Aventine, $7,271 for 99 Summer Street, $621 for University Center, $6,147 for 33 New Montgomery and $1,318 for Gateway Park.
(8)	Includes accumulated amortization on at market and above market rate in-place leases of $998 for 1100 17th Street, $325 for Capitol Place, $580 for Quincy Crossing, $1,531 for King Street Station II, $1,026 for Metro Place, $1,270 for Newport Plaza, $1,215 for 610 West Ash, $4,140 for Aventine, $3,457 for 99 Summer Street, $136 for University Center, $732 for 33 New Montgomery and $351 for Gateway Park.
(9)	Excludes $45 million encumbrance related to the Marina Shores development project, consolidated pursuant to FIN 46 Revised. See Note 18 for further discussion.

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(in thousands)

Reconciliation of gross amount at which real estate was carried for the years ended December 31:

	2005	2004	2003
Rental Property:
Balance at beginning of year	$1,367,310	$1,339,287	$1,372,599
Add back prior year adjustment for properties held for sale	63,422	62,896	60,937
Additions during year:
Property acquisitions and additions	261,772	81,894	267,177
Retirements/sales	(280,807)	(53,345)	(298,530)
Provisions for impairment	(50,084)	—	—

Balance at end of year before adjustment for property held for sale	1,361,613	1,430,732	1,402,183
Property held for sale (Note 5)	(65,556)	(63,422)	(62,896)

Balance at year end	$1,296,057	$1,367,310	$1,339,287

Accumulated Depreciation:
Balance at beginning of year	$220,229	$183,199	$182,875
Add back prior year adjustment for properties held for sale	7,916	5,522	3,207
Additions during year:
Depreciation	40,169	47,508	42,559
Retirements/sales	(60,983)	(8,084)	(39,920)

Balance at end of year before adjustment for property held for sale	207,331	228,145	188,721
Property held for sale (Note 5)	(20,882)	(7,916)	(5,522)

Balance at end of year	$186,449	$220,229	$183,199

See accompanying independent registered public accounting firms’ reports.

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

December 31, 2005

(in thousands)

COLUMN A	COLUMN B		COLUMN C	COLUMN D	COLUMN E	COLUMN F	COLUMN G	COLUMN H
Description of Loan and Securing Property	Current Interest Rate		Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount	Carrying Amount, including accrued interest (2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgage loan collateralized by land located in Aurora, Colorado	9.0	%(1)	7/1/07	Periodic interest and principal payments from proceeds of land parcel sales in the project	None	$15,978	$11,231	None

(1)	In July 2004, the loan was modified to increase the interest rate to 9.0%. See Note 8 for further discussion.
(2)	The aggregate cost for Federal income tax purposes is $21,328.

(continued)

GLENBOROUGH REALTY TRUST INCORPORATED

SCHEDULE IV - MORTGAGE LOANS RECEIVABLE, SECURED BY REAL ESTATE

December 31, 2005

(in thousands)

The following is a summary of changes in the carrying amount of mortgage loans receivable for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Balance at beginning of year	$12,872	$40,323	$41,813

Additions during year:
Additional advances	7,000	—	2,720
Interest accruals	1,439	1,802	2,871

Deductions during year:
Collections of principal	(9,945)	(27,041)	(3,426)
Collections of accrued interest	(135)	(2,212)	(3,655)

Balance at end of year	$11,231	$12,872	$40,323

See accompanying independent registered public accounting firms’ reports.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

	By:	Glenborough Realty Trust Incorporated,

Date: March 28, 2006		/s/ Andrew Batinovich
Andrew Batinovich
President,
Chief Executive Officer and Director

Date: March 28, 2006		/s/ Brian Peay
Brian Peay
Executive Vice President and
Chief Financial Officer

Date: March 28, 2006		/s/ Alvin Fong
Alvin Fong
Chief Accounting Officer

Date: March 28, 2006		/s/ Robert Batinovich
Robert Batinovich
Chairman of the Board of Directors

Date: March 28, 2006		/s/ Patrick Foley
Patrick Foley
Director

Date: March 28, 2006		/s/ Keith Locker
Keith Locker
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.01	Articles of Amendment and Restatement of Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

3.02	Amended Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.03	The Company’s Form of Articles Supplementary relating to the 7 3/4% Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.04	Articles Supplementary of the Series B Preferred Stock (relating to the Rights Plan) are incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

4.01	Form of Common Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

4.02	Form of 7 3/4% Series A Convertible Preferred Stock Certificate of the Company is incorporated herein by reference to Exhibit D to the Company’s Registration Statement on Form 8-A which was filed on January 22, 1998.

10.01	Form of Indemnification Agreement for existing Officers and Directors of the Company is incorporated herein by reference to Exhibit 10.02 to the Company’s Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

10.02*	Stock Incentive Plan of the Company (amended and restated as of March 20, 1997) is incorporated herein by reference to Exhibit 4.0 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

10.03*	Employment Agreement between the Company and Michael Steele is incorporated herein by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.04	Registration Agreement between the Company and GPA, Ltd. is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.05*	Amended and Restated Employment Agreement dated May 7, 2003, between Robert Batinovich and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.06*	Amended and Restated Employment Agreement dated May 7, 2003, between Andrew Batinovich and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.07*	Employment Agreement dated May 7, 2003, between Sandra L. Boyle and Glenborough Realty Trust Incorporated is incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.08*	Letter Agreement dated May 7, 2003, between Robert Batinovich and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.09*	Letter Agreement dated May 7, 2003, between Andrew Batinovich and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.10*	Letter Agreement dated May 7, 2003, between Sandra L. Boyle and Glenborough Realty Trust Incorporated, relating to supplemental retirement benefits, is incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

EXHIBIT INDEX—continued

Exhibit Number	Exhibit Title
11.01	Statement re: Computation of Per Share Earnings is shown in Note 14 of the Consolidated Financial Statements of the Company in Item 15.

12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends

21.01	Significant Subsidiaries of the Registrant

23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.02	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer

31.02	Section 302 Certification of Brian Peay, Chief Financial Officer

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer

32.02	Section 906 Certification of Brian Peay, Chief Financial Officer

*	Indicates management contract or compensatory plan or arrangement.