Form 10-Q
period 2006-03-31
GLENBOROUGH REALTY TRUST INC
filed 2006-05-10
CIK 929454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 5, 2006, 32,195,721 shares of Common Stock ($.001 par value) and 3,740,277 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value, $25.00 per share liquidation preference) were outstanding.

INDEX

GLENBOROUGH REALTY TRUST INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Rental properties, gross	$1,317,295	$1,296,057
Accumulated depreciation and amortization	(199,221)	(186,449)

Rental properties, net	1,118,074	1,109,608

Properties held for sale	—	103,548
Investments in land and development	51,292	51,750
Investments in unconsolidated joint ventures	12,086	12,040
Mortgage loans receivable	11,610	11,231
Leasing and financing costs (net of accumulated amortization of $12,729 and $17,664 as of March 31, 2006 and December 31, 2005, respectively)	20,788	21,465
Straight-line rent receivable	18,169	16,874
Cash and cash equivalents	1,232	3,661
Restricted cash	5,743	5,720
Accounts receivable, net	3,533	2,292
Other assets, net	10,145	7,941

TOTAL ASSETS	$1,252,672	$1,346,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$637,019	$659,870
Unsecured bank line of credit	123,176	106,669
Accrued common and preferred stock dividends	13,048	13,610
Obligations associated with properties held for sale	—	45,855
Other liabilities	40,485	41,276

Total liabilities	813,728	867,280

Commitments and contingencies (Note 18)

Minority interest	29,460	31,206

Stockholders’ Equity:
Common stock, $0.001 par value, 188,000,000 shares authorized, 32,102,636 and 33,710,400 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	32	34
Convertible preferred stock, $0.001 par value, 12,000,000 shares authorized, $25.00 liquidation preference, 3,740,277 shares issued and outstanding at March 31, 2006 and December 31, 2005	4	4
Additional paid-in capital	718,153	751,183
Distributions in excess of accumulated earnings	(308,705)	(303,577)

Total stockholders’ equity	409,484	447,644

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,252,672	$1,346,130

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2006 and 2005

(in thousands, except share and per share amounts)

(unaudited)

	2006	2005
OPERATING REVENUE
Rental revenue	$43,972	$37,274
Fees and reimbursements, including from related parties	888	1,095

Total operating revenue	44,860	38,369

OPERATING EXPENSES
Property operating expenses	15,899	13,226
General and administrative	3,982	3,285
Depreciation and amortization	13,791	12,003
Provision for impairment of real estate assets	—	5,097

Total operating expenses	33,672	33,611

Interest and other income	500	1,030
Equity in earnings of unconsolidated joint ventures	99	134
Interest expense	(10,589)	(8,135)
Loss on early extinguishment of debt	—	(561)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	1,198	(2,774)
Minority interest (including share of discontinued operations)	(558)	3,710

Income before discontinued operations and cumulative effect of change in accounting principle	640	936
Discontinued operations (including net gain on sales of $7,026 and $17,320 in 2006 and 2005, respectively, and reversal of provision for impairment of $715 and $0 in 2006 and 2005, respectively)	7,000	(37,759)

Income (loss) before cumulative effect of change in accounting principle	7,640	(36,823)
Cumulative effect of change in accounting principle (see Note 17)	277	—

Net income (loss)	7,917	(36,823)
Preferred dividends	(1,812)	(1,812)
Dividends declared on redeemed preferred stock	—	(596)
Premium and write-off of original issuance costs on preferred stock redemption and repurchases	—	(5,309)

Net income (loss) available to Common Stockholders	$6,105	$(44,540)

Basic Income (Loss) Per Share Data:
Continuing operations	$(0.02)	$(0.27)
Discontinued operations	0.20	(0.97)
Cumulative effect of change in accounting principle	0.01	—

Net income (loss) available to Common Stockholders	$0.19	$(1.24)

Basic weighted average shares outstanding	32,621,965	35,928,962

Diluted Income (Loss) Per Share Data:
Continuing operations	$(0.02)	$(0.27)
Discontinued operations	0.20	(0.97)
Cumulative effect of change in accounting principle	0.01	—

Net income (loss) available to Common Stockholders	$0.19	$(1.24)

Diluted weighted average shares outstanding	32,621,965	35,928,962

Dividends declared per common share outstanding	$0.35	$0.35

Dividends declared per preferred share outstanding	$0.48	$0.48

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2006

(in thousands)

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2005	33,710	$34	3,740	$4	$751,183	$(303,577)	$447,644

Exercise of stock options	186	—	—	—	2,600	—	2,600
Share-based compensation expense	—	—	—	—	392	—	392
Issuance of restricted common stock	14	—	—	—	—	—	—
Common stock repurchases	(1,805)	(2)	—	—	(34,330)	—	(34,332)
Cancellation of stock grants	(2)	—	—	—	—	—	—
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(1,415)	—	(1,415)
Dividends declared on common and preferred stock	—	—	—	—	—	(13,045)	(13,045)
Cumulative effect of change in accounting principle	—	—	—	—	(277)	—	(277)
Net income	—	—	—	—	—	7,917	7,917

Balance at March 31, 2006	32,103	$32	3,740	$4	$718,153	$(308,705)	$409,484

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2006 and 2005

(in thousands)

(unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$7,917	$(36,823)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	13,902	15,842
Amortization of loan fees, included in interest expense (including discontinued operations)	557	508
Accrued interest on mortgage loans receivable	(379)	(348)
Minority interest in income from operations	558	(3,710)
Equity in earnings of unconsolidated joint ventures	(99)	(134)
Distributions of earnings from unconsolidated joint ventures	53	—
Gain on sales of real estate assets (included in discontinued operations)	(7,026)	(17,320)
Loss on early extinguishment of debt (including discontinued operations)	—	2,939
Provision for impairment of real estate assets (including discontinued operations)	561	58,236
Reversal of provision for impairment of real estate assets (including discontinued operations)	(715)	—
Cumulative effect of change in accounting principle	(277)	—
Stock-based compensation	392	320
Increase in other assets	(5,103)	(10,163)
Increase (decrease) in other liabilities	(2,871)	2,199

Net cash provided by operating activities	7,470	11,546

Cash flows from investing activities:
Net proceeds from sales of real estate assets	108,615	85,635
Acquisitions of rental properties	(17,467)	(32,452)
Payments for capital and tenant improvements	(2,808)	(5,609)
Investments in land and development	(1,390)	(2,621)
Distributions of earnings from unconsolidated joint ventures	—	273

Net cash provided by investing activities	86,950	45,226

Cash flows from financing activities:
Proceeds from borrowings	73,127	132,977
Repayment of borrowings	(124,471)	(91,034)
Payment of deferred financing costs	(79)	(1,098)
Prepayment penalties on loan payoffs	—	(2,615)
Contributions from minority interest holders	—	80
Distributions to minority interest holders	(1,047)	(1,050)
Dividends paid to common and preferred stockholders	(13,610)	(14,425)
Proceeds from issuance of common stock, net of offering costs	—	(158)
Preferred stock redemption	—	(77,748)
Dividends paid on redeemed preferred stock	—	(2,102)
Premium on preferred stock redemption	—	(1,857)
Repurchases of common stock	(34,332)	—
Exercise of stock options	2,600	12

Net cash used for financing activities	(97,812)	(59,018)

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the three months ended March 31, 2006 and 2005

(in thousands)

(unaudited)

	2006	2005
Net decrease in cash and cash equivalents	$(3,392)	$(2,246)
Cash and cash equivalents at beginning of period after adjustment for properties held for sale	3,661	6,003
Cash and cash equivalents at properties held for sale	963	—

Cash and cash equivalents at end of period	$1,232	$3,757

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $588 and $1,086 in 2006 and 2005, respectively)	$9,812	$8,527

Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage loan in acquisition of real estate	$—	$39,391

Mortgage loan receivable related to disposition of investment in land and development	$—	$7,000

Write-off of original issuance costs on preferred stock redemption	$—	$3,452

Reallocation of limited partners’ interests in Operating Partnership	$(1,415)	$(183)

Common and preferred stock dividends declared but not yet paid	$13,048	$14,429

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

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

As of March 31, 2006, 32,102,636 shares of Common Stock and 3,740,277 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. Assuming the issuance of 2,993,030 shares of Common Stock issuable upon redemption of 2,993,030 partnership units in the Operating Partnership (as defined below), there would be 35,095,666 shares of Common Stock outstanding as of March 31, 2006. As of November 8, 2005, the Company’s Board of Directors authorized the repurchase of up to 12,210,700 shares of Common Stock and 3,450,000 shares of Preferred Stock. As of March 31, 2006, 10,726,316 shares of Common Stock and 1,543,700 shares of Preferred Stock have been repurchased at a total cost of approximately $213.0 million.

The Company’s Preferred Stock has a $25.00 per share liquidation preference and is convertible at any time at the option of the holder thereof into shares of Common Stock at an initial conversion price of $32.83 per share of Common Stock (equivalent to a conversion rate of 0.7615 shares of Common Stock for each share of Series A Convertible Preferred Stock). As of January 16, 2003, the Series A Preferred Stock may be redeemed at the option of the Company, in whole or in part, initially at 103.88% of the liquidation preference per share, and thereafter at prices declining to 100% of the liquidation preference on and after January 16, 2008, plus in each case accumulated, accrued and unpaid dividends, if any, to the redemption date.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and a 90.64% limited partner interest at March 31, 2006, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of March 31, 2006, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 45 real estate projects.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of March 31, 2006 and December 31, 2005, and the consolidated results of operations and cash flows of the Company and its subsidiaries for the three months ended March 31, 2006 and 2005. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of operations and cash flows of the Company for the three months ended March 31, 2006 and 2005.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Stock-Based Compensation

The Company has an employee stock incentive plan and issues stock options and stock grants (restricted shares of common stock) to employees, officers and directors. Prior to January 1, 2006, the Company accounted for the stock options and stock grants in the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006 the Company adopted the fair value recognition provisions of Financial Accounting Standards No. 123, (revised 2004) “Share-Based Payment”, using the modified prospective transition method. Under that transition method, no restatement is necessary to compensation cost recognized in prior periods.

See Note 17 for further discussion.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

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

Depreciation is provided using the straight line method over the useful lives of the respective assets. The useful lives are as follows:

Buildings and improvements	5 to 40 years
Tenant improvements	Lesser of the term of the related lease or the life of the asset
Furniture and equipment	5 to 7 years
Acquired in-place leases	Remaining term of the related lease

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

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

Mortgage Loans Receivable

The Company monitors the recoverability of its mortgage loans receivable through ongoing contact with the borrowers to ensure timely receipt of interest and principal payments, and where appropriate, obtains financial information concerning the operation of the properties. Interest on mortgage loans receivable is recognized as revenue as it accrues during the period the loan is outstanding. Mortgage loans receivable will be evaluated for impairment at least quarterly or if it becomes evident that the borrower is unable to meet its debt service obligations in a timely manner and cannot satisfy its payments using sources other than the operations of the property securing the loan. If it is concluded that such circumstances exist, then such loan will be considered to be impaired and its recorded amount will be reduced to the estimated fair value of the collateral securing it. Interest income will also cease to accrue under such circumstances. Due to uncertainties inherent in the valuation process, it is reasonably possible that the amount ultimately realized from the Company’s collection on its mortgage loans receivable will be different than the recorded amounts. See Note 8 for further discussion.

Cash and Cash Equivalents

The Company considers short-term investments (including certificates of deposit) with an original maturity of three months or less at the time of investment to be cash equivalents.

Restricted Cash

Restricted cash primarily consists of cash impound accounts for capital expenditures, real estate taxes, insurance premiums, tenant improvements and leasing reserves as required by several of the Company’s mortgage loans.

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities (included in other liabilities), and the unsecured bank line of credit, the recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates that the Company would be able to obtain for mortgage loans to third parties with similar terms, the carrying value of the Company’s mortgage loans receivable approximates fair value. Based on interest rates available to the Company for debt with comparable maturities and other terms, the estimated fair value of the Company’s secured mortgage loans as of March 31, 2006 and December 31, 2005, would be approximately $644,561 and $704,035 (in thousands), respectively.

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

At March 31, 2006 and December 31, 2005, the Company was not a party to any derivative financial instruments.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

Leasing and Financing Costs

Fees paid in connection with the financing and leasing of the Company’s properties are amortized over the term of the related notes payable or leases.

Minority Interest

Minority interest represents the 8.36% and 7.74% limited partner interests in the Operating Partnership not held by the Company at March 31, 2006 and December 31, 2005, respectively. The Company periodically adjusts the carrying value of minority interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of limited partnership interest in the Operating Partnership.

Revenues

The Company recognizes rental revenue on a straight-line basis at amounts that it believes it will collect on a tenant by tenant basis. The estimation process may result in higher or lower levels from period to period as the Company’s collection experience and the credit quality of the Company’s tenants change. Actual amounts collected could be lower or higher than the amounts recognized on a straight-line basis if specific tenants are unable to pay rent that the Company has previously recognized as revenue. Rental revenue also includes the amortization of above or below market in-place leases recognized in accordance with SFAS No. 141 as discussed under the previous “Rental Properties” accounting policy.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred.

For the three months ended March 31, 2006 and 2005, no one tenant represented 10% or more of rental revenue of the Company.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

NOTE 3. RENTAL PROPERTIES

The cost and accumulated depreciation of rental properties, by market, as of March 31, 2006 and December 31, 2005, are as follows (in thousands):

	As of March 31, 2006
	Land	Buildings & Improvements	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$47,895	$313,031	$360,926	$(29,637)	$331,289	*
Southern California	39,780	192,321	232,101	(35,713)	196,388	*
Northern New Jersey	30,480	146,268	176,748	(36,489)	140,259	*
Boston	21,098	157,201	178,299	(35,756)	142,543	*
San Francisco	47,429	152,606	200,035	(20,045)	179,990	*
Tampa/Orlando	7,805	41,455	49,260	(11,008)	38,252	*
Denver	4,887	40,898	45,785	(7,378)	38,407	*
Las Vegas	4,628	22,465	27,093	(7,034)	20,059
All others	3,776	43,272	47,048	(16,161)	30,887

Total	$207,778	$1,109,517	$1,317,295	$(199,221)	$1,118,074

*	Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $12,710 in Washington D.C., $2,257 in Southern California, $1,123 in Northern New Jersey, $3,457 in Boston, $4,976 in San Francisco, $452 in Tampa/Orlando, and $901 in Denver.

	As of December 31, 2005
	Land	Buildings & Improvements	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$47,895	$312,351	$360,246	$(26,170)	$334,076	*
Southern California	39,780	191,289	231,069	(33,422)	197,647	*
Northern New Jersey	25,321	143,420	168,741	(37,325)	131,416
Boston	21,237	156,816	178,053	(33,850)	144,203	*
San Francisco	47,429	152,288	199,717	(18,173)	181,544	*
Tampa/Orlando	7,805	41,448	49,253	(10,534)	38,719	*
Denver	4,887	40,900	45,787	(6,892)	38,895	*
Las Vegas	4,628	22,451	27,079	(6,746)	20,333
All others	14,286	87,382	101,668	(34,219)	67,449
Properties held for sale	(12,374)	(53,182)	(65,556)	20,882	(44,674)

Total	$200,894	$1,095,163	$1,296,057	$(186,449)	$1,109,608

*	Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $13,502 in Washington D.C., $2,814 in Southern California, $3,814 in Boston, $5,415 in San Francisco, $486 in Tampa/Orlando, and $966 in Denver.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

NOTE 4. ACQUISITION OF RENTAL PROPERTY

On March 2, 2006, the Company acquired Chatham Executive Center, a 63,346 square foot, three-story multi-tenant office building located in Northern New Jersey. The total acquisition cost of approximately $17.4 million was funded using a draw from the Company’s unsecured bank line of credit. SFAS No. 141 requires the acquirer to allocate a portion of the acquisition costs to intangible assets and liabilities in applying the purchase method of accounting. In accordance with SFAS No. 141, intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $1.1 million. Liabilities related to below-market rate in-place leases amounted to approximately $1.0 million.

The following table presents the purchase price allocation for the above acquisition (dollars in thousands):

Rental property, gross	$17,291
Intangibles, net	176

Cash paid for acquisition	$17,467

NOTE 5. DISPOSITIONS OF RENTAL PROPERTIES

During the first quarter of 2006, the Company sold four properties for an aggregate sales price of approximately $56.7 million and recognized an aggregate gain on sale of approximately $7.0 million on three of the properties, Capitol Center, Thousand Oaks and Vreeland Business Center. In addition, due to higher than anticipated costs to sell the Osram Building, an additional provision for impairment of real estate assets of $561,000 was recognized. The four properties sold were:

Property	Market	Square Footage

Capitol Center	Des Moines	165,127 sf

Osram Building	Indianapolis	45,265 sf

Thousand Oaks	Memphis	422,363 sf

Vreeland Business Center	New Jersey	133,090 sf

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the gain on sale and the related operating results from these sold properties are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet with the related results from operations classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. There were no properties classified as held for sale at March 31, 2006. As of December 31, 2005, there were five assets classified as held for sale.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

The major classes of assets and liabilities of Capitol Center, Osram Building, Thousand Oaks, Vreeland Business Center and Marina Shores (see Note 6), classified as held for sale at December 31, 2005 are as follows (dollars in thousands):

December 31, 2005
ASSETS
Rental properties, net	$44,674
Leasing and financing costs, net	1,920
Straight-line rent receivable, net	1,809
Investments in land and development	54,000
Other assets	1,145

Properties held for sale	$103,548

LIABILITIES
Notes payable	$45,000
Other liabilities	855

Obligations associated with properties held for sale	$45,855

Below is a summary of the results of operations of: (i) sold properties through their respective disposition dates and (ii) properties held for sale through the current reporting period (dollars in thousands):

	Three months ended March 31,
	2006	2005
Total rental revenue	$288	$10,075

Property operating expenses	326	4,615
Depreciation and amortization	111	3,839
Provision for impairment of real estate assets	561	53,139
Interest expense	37	1,183
Loss on early extinguishment of debt	—	2,378

Total expenses	1,035	65,154

Interest and other income	6	—
Loss before gain on sales of real estate assets	(741)	(55,079)
Gain on sales of real estate assets	7,026	17,320
Reversal of provision for impairment	715	—

Discontinued operations	$7,000	$(37,759)

NOTE 6. INVESTMENTS IN LAND AND DEVELOPMENT

The Company’s investments in land and development decreased from $51,750,000 at December 31, 2005, to $51,292,000 at March 31, 2006. This decrease is primarily due to the sale of approximately 11.8 acres of the land at Gateway Park located in Denver, Colorado.

In addition, on March 30, 2006, the Company sold a majority of its interest in the Marina Shores development project located in Redwood City, California. The Company’s investment was in the form of equity and mezzanine loans with a net basis of approximately $52.9 million and was classified as held for sale as of December 31, 2005.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

In connection with this sale, the Company repaid $45 million in collateralized third party financing that encumbered the project.

As of March 31, 2006 and December 31, 2005, the Company had investments in the following properties under development and land held for development. The investment descriptions are as of March 31, 2006 (dollars in thousands).

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at March 31, 2006	Investment Balance at December 31, 2005
Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,257	$5,248

	Subtotal - Boston			235,000			5,257	5,248
Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 428 acres undeveloped	Denver	1,200 acres	50	%(1)	35,479	35,994	(1)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,775	4,750

	Subtotal - Denver			120,000			40,254	40,744
		Other land held for development	New Jersey/San Francisco				5,781	5,758

TOTAL LAND HELD FOR DEVELOPMENT				355,000			$51,292	$51,750

(1)	Interest in the form of mezzanine loans and equity. In addition, the Company holds a mortgage loan receivable secured by the land with a balance of $11,610 and $11,231 at March 31, 2006 and December 31, 2005, respectively (see Note 8 for further discussion).

The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under a development alliance, the Company has provided an aggregate of approximately $2.5 million in debt guarantees; however, some of the loans were not fully drawn as of March 31, 2006. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. The Company would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for the Company’s obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that the Company must make payments under one of these guarantees, its only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by the Company in such an event can be made at this time.

Certain of the alliances with which the Company conducts business have been deemed to be VIEs as defined by FIN 46 Revised; however, none of these VIEs are required to be consolidated as the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $103.1 million and $57.6 million, respectively, at March 31, 2006, and $97.6 million and $60.0 million, respectively, at December 31, 2005. The Company’s maximum exposure to loss is equal to its investments in these arrangements, plus the related debt guarantees, as described above.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

NOTE 7. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings and losses. Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated joint ventures consisted of the following as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	Ownership Interest	Property Location	Square Footage/ Units	Property Type	Investment Balance
Joint Venture					Mar 31, 2006	Dec 31, 2005
Rincon Center I & II	10%	San Francisco, CA	757,250 sf	Office	$4,360	$4,304
2000 Corporate Ridge	10%	McLean, VA	256,022 sf	Office	3,235	3,174
Gateway Retail I	50%	Denver, CO	12,000 sf	Retail	458	444
Lakecrest Apartments	27%	Aurora, CO	440 units	Residential	4,033	4,118

					$12,086	$12,040

NOTE 8. MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage collateralized by a 50% interest in 152 acres of land at Gateway Business Park in Aurora, Colorado. The balance of this mortgage loan receivable increased from $11,231,000 at December 31, 2005, to $11,610,000 at March 31, 2006 due to monthly interest accruals totaling $379,000. The loan was originally funded in June 1998 and had an interest rate of 9.0%. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Business Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development. No loan loss reserves have been recorded related to this loan. The borrowing entities in this loan arrangement have been deemed to be VIEs, but the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The Company’s maximum exposure to loss is equal to the recorded amount of its loan, including accrued interest.

NOTE 9. OTHER ASSETS

As of March 31, 2006 and December 31, 2005, other assets on the consolidated balance sheets consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Other receivables	$1,180	$378
Prepaid expenses and deposits	5,584	4,070
Notes receivable	1,288	1,288
Investment in management contracts, net of accumulated amortization	434	578
Other	1,659	1,627

Total other assets	$10,145	$7,941

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

NOTE 10. SECURED AND UNSECURED LOANS

The Company had the following mortgage loans and unsecured bank line of credit outstanding as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006	December 31, 2005
Loans with various lenders, bearing interest at fixed rates between 4.73% and 6.86% at March 31, 2006, and 4.73% and 8.32% at December 31, 2005, with monthly principal and interest payments ranging between $47 and $329 and maturing at various dates through December 1, 2013. These loans are collateralized by properties with an aggregate net carrying value of $655,298 and $737,499 at March 31, 2006 and December 31, 2005, respectively. One of these loans includes an unamortized premium of $821 and $896 at March 31, 2006 and December 31, 2005, respectively.	$469,075	$536,047

Loan with an insurance company, net of unamortized discount of $235 and $255 at March 31, 2006 and December 31, 2005, respectively. The loan has two fixed rate components. The fixed rate component of $30,806 at March 31, 2006 bears interest at 6.13%, matures on February 11, 2009, and requires monthly principal and interest payments of $231. The fixed rate component of $137,138 at March 31, 2006 bears interest at 5.91%, matures on February 11, 2009, and requires monthly principal and interest payments of $923. The two components are cross-collateralized by properties with an aggregate net carrying value of $215,234 and $217,514 at March 31, 2006 and December 31, 2005, respectively.	167,944	168,823

Total mortgage loans	637,019	704,870

Unsecured $180,000 line of credit with a group of commercial banks, with a variable interest rate of 30-day LIBOR plus 1.40% at March 31, 2006 and 30-day LIBOR plus 1.20% at December 31, 2005 (6.23% and 5.59%, respectively), monthly interest only payments and a maturity date of March 26, 2007, with a one-year extension option.	123,176	106,669

Total mortgage loans and unsecured bank line of credit before adjustment for properties held for sale	$760,195	$811,539

Mortgage loans on the consolidated balance sheets as of March 31, 2006 and December 31, 2005 are presented net of properties classified as held for sale. The following table reconciles total mortgage loans from the table above to the amounts presented on the consolidated balance sheets (dollars in thousands):

	March 31, 2006	December 31, 2005
Total mortgage loans	$637,019	$704,870
Mortgage loans related to properties held for sale (Note 5)	—	(45,000)

Total mortgage loans adjusted for properties held for sale	$637,019	$659,870

At March 31, 2006 and December 31, 2005, the Company’s indebtedness included fixed-rate debt of $637,019,000 and $704,870,000, respectively, and floating-rate debt of $123,176,000 and $106,669,000, respectively.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

Outstanding borrowings under the Company’s unsecured bank line of credit increased from $106,669,000 at December 31, 2005, to $123,176,000 at March 31, 2006. The increase was due to draws totaling $73,127,000 for common stock repurchases, property acquisition, mortgage loan payoff and dividend distribution, offset by pay downs totaling $56,620,000 generated from the proceeds of property and land sales and cash flow from operations. The unsecured bank line of credit requires the Company, among other things, to be in compliance with certain financial and operating covenants. The Company has been in compliance during all of 2005 and remains in compliance at March 31, 2006.

As of March 31, 2006, the following mortgage loan transactions occurred (dollars in thousands):

March 31, 2006
Balance at beginning of year	$704,870
Repayments and scheduled principal amortization	(22,851)
Repaid upon sale of properties and joint venture interest (see Note 6 — Investment in Land and Development)	(45,000)

Balance at end of period	$637,019

At March 31, 2006 and December 31, 2005, the Company was not a party to any open interest rate protection agreements. Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of March 31, 2006, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $123,176 which has an initial maturity of March 26, 2007.

Year Ending December 31,
2006	$146,420
2007	133,777
2008	106,935
2009	193,270
2010	5,611
Thereafter	174,182

Total	$760,195

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

NOTE 11. OTHER LIABILITIES

As of March 31, 2006 and December 31, 2005, other liabilities on the consolidated balance sheets consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Accounts payable and accrued liabilities	$4,817	$7,718
SFAS No. 141 below market rate leases, net of accumulated amortization	10,874	10,809
Unsecured note payable	2,880	2,846
Accrued retirement benefits	5,354	5,321
Interest payable	2,467	2,210
Security deposits	6,207	5,928
Property taxes payable	2,811	1,459
Prepaid rents	4,057	3,949
Deferred gain on sale	1,000	1,000
Deferred income	18	36

Total other liabilities	$40,485	$41,276

NOTE 12. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled approximately $104,000 and $122,000 for the three months ended March 31, 2006 and 2005, respectively, and consisted of property and asset management fees and other fee income.

NOTE 13. PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS

In the first quarter of 2006, in connection with the disposition of the Osram Building, an additional provision for impairment of real estate assets of $561,000 was recognized due to higher than anticipated costs to sell the property. In addition, in connection with the sale of a majority interest in the Marina Shores development project, the Company reversed approximately $715,000 of the provision for impairment recognized previously on this asset. Separately, in the first quarter of 2005, in connection with the Company’s decision to dispose of assets in its non-core markets and certain non-core assets in core markets, the Company reduced the intended holding period of 21 assets to two years or less. Based on the Company’s analysis of the future undiscounted cash flows of each asset over the next two years, the Company determined that nine of the assets were impaired. The difference between the estimated fair value (calculated by discounting estimated future cash flows and sales proceeds) and the net book value was approximately $49.3 million. When combined with impairment charges recognized on two additional assets sold during the first quarter of 2005, the total impairment charge recognized during the three months ended March 31, 2005, was approximately $58.2 million ($53.1 million of which is included in discontinued operations).

NOTE 14. LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with various loan payoffs, including those related to properties classified as discontinued operations, the Company recorded aggregate losses on early extinguishment of debt of $2,939,000 during the three months ended March 31, 2005, consisting of prepayment penalties and write-offs of unamortized original financing costs. Of these total losses, $2,378,000 has been included in discontinued operations for the three months ended March 31, 2005, as it was related to a loan payoff in connection with a property sale.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

NOTE 15. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended March 31,
	2006	2005
Net income (loss) available to Common Stockholders – Basic	$6,105	$(44,540)
Minority interest	—	—

Net income (loss) available to Common Stockholders – Diluted	$6,105	$(44,540)

Weighted average shares:
Basic	32,621,965	35,928,962
Stock options and restricted stock	—	—
Convertible Operating Partnership Units	—	—

Diluted	32,621,965	35,928,962

Basic earnings (loss) per share	$0.19	$(1.24)
Diluted earnings (loss) per share	$0.19	$(1.24)

For the three months ended March 31, 2006 and 2005, options to purchase shares of the Company’s common stock of 2,300,935 and 2,514,584, respectively, and convertible operating partnership units of 2,993,030 and 3,001,957, respectively, have been excluded from the computation of diluted earnings per share as they are anti-dilutive due to loss from continuing operations after adjusting for preferred dividends. The conversion of preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented.

NOTE 16. SEGMENT INFORMATION

The Company owns and operates primarily office properties throughout the United States and manages its business by geographic markets. During the three months ended March 31, 2006, office properties represented approximately 97% of the Company’s portfolio by net operating income and consist primarily of multi-tenant office buildings. The remaining 3% of the Company’s portfolio consists primarily of industrial properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s geographic markets are managed separately as each market requires different operating, pricing and leasing strategies. Each represents a reportable segment. As of March 31, 2006, the Company’s largest markets are Southern California, Washington D.C., Northern New Jersey, Boston and San Francisco.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon net operating income of the combined properties which represents rental revenue less property operating expenses in each segment. Significant information used by the Company for its reportable segments (including discontinued operations) as of and for the three months ended March 31, 2006 and 2005, is as follows (in thousands):

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Washington D.C.
Rental revenue	$11,408	$8,004
Property operating expenses	3,524	2,295

Net operating income	$7,884	$5,709

Southern California
Rental revenue	$8,736	$8,693
Property operating expenses	2,838	2,752

Net operating income	$5,898	$5,941

Northern New Jersey
Rental revenue	$6,522	$5,881
Property operating expenses	2,538	2,464

Net operating income	$3,984	$3,417

Provision for impairment of real estate assets	$—	$836

Boston
Rental revenue	$6,739	$6,479
Property operating expenses	3,370	3,158

Net operating income	$3,369	$3,321

San Francisco
Rental revenue	$4,666	$2,475
Property operating expenses	1,523	729

Net operating income	$3,143	$1,746

Chicago
Rental revenue	$—	$3,093
Property operating expenses	—	1,586

Net operating income	$—	$1,507

Provision for impairment of real estate assets	$—	$15,988

Tampa/Orlando
Rental revenue	$1,991	$2,352
Property operating expenses	672	755

Net operating income	$1,319	$1,597

St. Louis
Rental revenue	$—	$2,002
Property operating expenses	—	838

Net operating income	$—	$1,164

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Denver
Rental revenue	$1,592	$1,693
Property operating expenses	634	638

Net operating income	$958	$1,055

Provision for impairment of real estate assets	$—	$3,136

Minneapolis
Rental revenue	$—	$1,621
Property operating expenses	—	687

Net operating income	$—	$934

Provision for impairment of real estate assets	$—	$3,597

Las Vegas
Rental revenue	$906	$1,284
Property operating expenses	257	304

Net operating income	$649	$980

All Others
Rental revenue	$1,700	$3,772
Property operating expenses	869	1,635

Net operating income	$831	$2,137

Provision for impairment of real estate assets	$561	$34,679

Discontinued Operations
Rental revenue	$(288)	$(10,075)
Property operating expenses	(326)	(4,615)

Net operating (income) loss	$38	$(5,460)

Provision for impairment of real estate assets	$(561)	$(53,139)

Total
Rental revenue	$43,972	$37,274
Property operating expenses	15,899	13,226

Net operating income	$28,073	$24,048

Provision for impairment of real estate assets	$—	$5,097

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

The following is a reconciliation of segment revenues and net operating income to total operating revenue and income (loss) before minority interest, discontinued operations and cumulative effect of a change in accounting principle for the periods presented above (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Revenues
Rental revenue for reportable segments	$43,972	$37,274
Fees and reimbursements, including from related parties	888	1,095

Total operating revenue	$44,860	$38,369

Net Operating Income
Net operating income for reportable segments	$28,073	$24,048
Provision for impairment of real estate assets for reportable segments	—	(5,097)
Unallocated amounts:
Fees and reimbursements, including from related parties	888	1,095
Interest and other income	500	1,030
Equity in earnings of unconsolidated joint ventures	99	134
General and administrative	(3,982)	(3,285)
Depreciation and amortization	(13,791)	(12,003)
Interest expense	(10,589)	(8,135)
Loss on early extinguishment of debt	—	(561)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$1,198	$(2,774)

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

The following is a reconciliation of segment assets to total assets for the periods presented on the consolidated balance sheets (in thousands):

	As of March 31, 2006	As of December 31, 2005
Washington D.C.	$331,289	$334,076
Southern California	196,388	197,647
Northern New Jersey	140,259	131,416
Boston	142,543	144,203
San Francisco	179,990	181,544
Tampa/Orlando	38,252	38,719
Denver	38,407	38,895
Las Vegas	20,059	20,333
All others	30,887	67,449
Properties held for sale	—	(44,674)

Total rental properties for reportable segments, net	1,118,074	1,109,608

Unallocated amounts:
Properties held for sale	—	103,548
Investments in land and development	51,292	51,750
Investments in unconsolidated joint ventures	12,086	12,040
Mortgage loans receivable	11,610	11,231
Leasing and financing costs, net	20,788	21,465
Straight-line rent receivable	18,169	16,874
Cash and cash equivalents	1,232	3,661
Restricted cash	5,743	5,720
Accounts receivable, net	3,533	2,292
Other assets, net	10,145	7,941

Total Assets	$1,252,672	$1,346,130

NOTE 17. STOCK COMPENSATION PLAN AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Adoption of New Accounting Pronouncement

The Company has an employee stock incentive plan and issues stock options and stock grants to employees, officers and directors. Prior to January 1, 2006, the Company accounted for the stock options in the employee stock incentive plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the methodology prescribed in APB 25, no stock-based employee compensation cost for options was reflected in net income as all options granted since the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The options vest over periods ranging from 1 and 10 years, and have a maximum term of 10 years. Effective January 1, 2006 the Company adopted the fair value recognition provisions of Financial Accounting Standards No. 123, (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under that transition method, no restatement of compensation cost is recognized in prior periods as required by SFAS 123(R). Effective January 1, 2006, compensation cost is recognized for the cost of all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, with the offsetting reduction in additional paid-in-capital.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

Prior to January 1, 2006, the Company accounted for stock grants in the employee stock incentive plan based on the stock price at the date of grant. With the adoption of SFAS 123(R) by the Company effective January 1, 2006, the Company is using the modified prospective method. SFAS 123(R) requires measurement of compensation cost for the stock grants at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

As of March 31, 2006, 395,961 shares of stock grants were outstanding under the Plan. The vesting of 345,961 of these shares is time-based and the deferred compensation related to these shares is amortized to general and administrative expense ratably over the respective vesting periods that range from 1 to 10 years.

The vesting of 50,000 of these shares, which were granted on March 30, 2004, is based on achieving annual performance metrics over a ten-year period and compensation cost is recognized ratably over the requisite service period. For these shares, the adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $277,000 during the current reporting period ending March 31, 2006, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted under APB Opinion No. 25. As a result of adopting SFAS 123R, the impact to net income in the accompanying consolidated statements of operations for the three months ended March 31, 2006 was $126,000 higher than if the Company had continued to account for stock-based compensation under APB 25. Additionally, there was no impact on both basic and diluted earnings per share for the three months ended March 31, 2006.

Nonvested stock grants as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Shares	Weighted Avg Grant-Date Fair Value
Nonvested at beginning of period	183,800	$20.71
Granted	13,500	$19.53
Vested	(19,000)	$21.47
Forfeited	(9,080)	$18.38

Nonvested at end of period	169,220	$20.60

At March 31, 2006, there was $2.3 million of unrecognized compensation cost related to nonvested stock grants that the Company expects to recognize over a weighted average period of 4.8 years.

In addition, under the Plan, the Company, on February 15, 2006, issued a 2006 Annual Incentive Program and 2006 Multi-Year Incentive Program to key executive officers that were approved by the Board of Directors in January 2006. The vesting of the 63,600 shares of the 2006 Annual Incentive Program is based on achieving performance and market condition metrics over a four-year requisite service period and compensation cost is recognized on an accelerated basis. The fair value of these stock grants is estimated on the date of the grant using a lattice valuation model and estimated forfeitures of 40,048 shares. The Company recognized compensation cost of $38,484 for the 2006 Annual Incentive Program for the three month period ending March 31, 2006. The vesting of the 181,088 shares of the 2006 Multi-Year Incentive Plan is based on achieving market condition metrics and compensation cost is recognized ratably over a four-year requisite service period. The fair value of these stock grants is estimated on the date of grant using a lattice valuation model and estimated forfeitures of 117,314 shares. The Company recognized compensation cost of $72,145 for the 2006 Multi-Year Incentive Plan for the three month period ending March 31, 2006.

Stock-Based Employee Compensation Plans

In May 1996, the Company adopted an employee stock incentive plan (the “Plan”) to provide incentives to attract and retain high quality executive officers and key employees. Certain amendments to the Plan were ratified and

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

approved by the stockholders of the Company at the Company’s 1997 Annual Meeting of Stockholders. The Plan, as amended, provides for the grant of (i) shares of Common Stock of the Company, (ii) options, stock appreciation rights (“SARs”) or similar rights with an exercise or conversion privilege at a fixed or variable price related to the Common Stock and/or the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or (iii) any other security with the value derived from the value of the Common Stock of the Company or other securities issued by a related entity. Such awards include, without limitation, options, SARs, sales or bonuses of restricted stock, dividend equivalent rights (“DERs”), Performance Units or Preference Shares. On May 4, 2006, the board of directors of the Company amended and restated the Plan. New York Stock Exchange issuer rules prohibit “evergreen” provisions to issuer stock compensation plans which have a term longer than ten years and automatically increases the shares available for grant. Prior to the Plan’s amendment, automatic increases to the number of shares available for grant were triggered whenever the Company issues any of its common stock. The board therefore approved an amendment and restatement of the Plan to eliminate the automatic increases provisions and to set the number of shares available for grant at the current maximum, three million six hundred seventy thousand eight hundred thirty-three (3,670,833), while maintaining the perpetual life of the Plan.

In May 1999, the Company’s stockholders approved the grant of 700,000 non-qualified stock options to Robert Batinovich, Chairman of the Company, and 300,000 non-qualified stock options to Andrew Batinovich, President and CEO of the Company, outside the Plan, at exercise prices ranging from $27.03 to $37.84. As of March 31, 2006, 2,300,935 options to purchase shares of Common Stock, including the 1,000,000 of stock options granted to Robert Batinovich and Andrew Batinovich as described above, and 395,961 shares of bonus grants were outstanding under the Plan.

For the three months ended March 31, 2006 the Company recorded stock option compensation expense of $8,300, using an estimated weighted average fair value of $1.68 using the Black-Scholes option-pricing model, based on options issued from date of inception forward, and the following weighted-average assumptions: dividend yield of 9.09%, risk-free interest rate of 4.73%, expected volatility factor of 28.42%, and expected lives of 5-10 years.

As permitted by SFAS 123, the Company has not changed its method of accounting for stock options prior to December 31, 2005, but has provided the additional required disclosures. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation, an amendment of SFAS No. 123”, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands except for per share amounts):

Three Months Ended March 31, 2005
Net income (loss) available to Common Stockholders
As reported	$(44,540)
SFAS No. 123 Adj.	(38)

Pro forma	$(44,578)

Basic earnings (loss) per share
As reported	$(1.24)
SFAS No. 123 Adj.	—

Pro forma	$(1.24)

Diluted earnings (loss) per share
As reported	$(1.24)
SFAS No. 123 Adj.	—

Pro forma	$(1.24)

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

The following table represents stock option activity for the three months ended March 31, 2006:

	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contract Life
Outstanding at beginning of period	2,531,701	$23.46
Granted	—	—
Exercised	(186,336)	$15.78
Forfeited/Canceled	(44,430)	$15.15

Outstanding at end of period	2,300,935	$24.12	2.95 years
Exercisable at end of period	2,214,444	$24.37	2.70 years

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $1.1 million. Cash received from option exercises for three months ended March 31, 2006 was $3.0 million.

The Company plans to issue stock under the reserve plan pursuant to the exercise of stock options.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

The following table summarizes information about stock options outstanding at March 31, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
	Number Outstanding at 3/31/06	Weighted-average remaining contractual life	Weighted- average exercise price	Number Exercisable at 3/31/06	Weighted- average exercise price
Range of Exercise Prices
$11.35 to $15.14	226,603	1.7 years	$13.31	226,603	$13.31
$15.14 to $18.92	686,832	4.3 years	$17.01	603,674	$16.91
$18.92 to $22.70	372,500	2.2 years	$21.45	369,167	$21.46
$22.70 to $26.49	15,000	1.6 years	$25.00	15,000	$25.00
$26.49 to $30.27	333,333	2.6 years	$27.03	333,333	$27.03
$30.27 to $34.06	333,333	2.6 years	$32.44	333,333	$32.44
$34.06 to $37.84	333,334	2.6 years	$37.84	333,334	$37.84

	2,300,935	2.95 years	$24.12	2,214,444	$24.37

The aggregate intrinsic value of stock options outstanding at March 31, 2006 was $5.1 million. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the Company’s closing stock price of $21.75 as of March 31, 2006.

Cumulative Effect of Change in Accounting Principle

The Company adopted FAS 123(R) on January 1, 2006 using the modified prospective transition method. As of December 31, 2005, the Company recognized a $277,200 cumulative effect adjustment ($0.01 per common share – basic and diluted) to appropriately recognize compensation cost for only the awards that it expects to ultimately vest. The total compensation cost that should be recognized over the ten year requisite service period would be $333,000. The Company would recognize $214,200 of compensation cost over the last 8.25 years.

There was no impact on cash flows from operating or financing activities as a result of the adoption of FAS 123(R).

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

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

NOTE 19. EQUITY TRANSACTIONS

Stock Repurchases

As of March 31, 2006, the Company’s Board of Directors authorized the repurchase of 12,210,700 shares of common stock. During the three months ended March 31, 2006, the Company repurchased 1,805,600 shares at an average cost of $19.01 per share, bringing the total repurchases through March 31, 2006 to 10,726,316 shares at an average cost of $17.60 per share.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

March 31, 2006 and 2005

(unaudited)

NOTE 20. SUBSEQUENT EVENTS

Acquisition

On April 28, 2006, the Company completed the acquisition of 3330 Cahuenga Boulevard in Los Angeles, California for $30.6 million. The property consists of a 103,782 square foot, five-story office building and is 100% leased.

Unit Acquisition

On April 25, 2006, the Company purchased 2,983 or 4.5% and 4,865 or 5.8% of the units in Rancon Realty Fund IV, a California Limited Partnership and Rancon Realty Fund V, a California Limited Partnership, respectively. Together these partnerships own Tri-City Corporate Center which is a mixed use project containing 1,011,166 square feet of Class A office and 197,047 square feet of retail, located in San Bernardino, California in the Inland Empire. Since January 1995, the Company has been contracted by each of the partnerships to perform property and asset management as well as construction, leasing, financing and development services. The Company will account for its ownership in these partnerships using the equity method of accounting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated is a self-administered Real Estate Investment Trust (REIT) with a nationwide portfolio of 45 primarily office properties, including 4 joint ventures, as of March 31, 2006. We focus on owning and managing high-quality, multi-tenant office properties with strong demand attributes located in supply constrained locations within large diverse markets. Our portfolio encompasses approximately 8 million square feet with the largest concentrations in the following markets: Washington D.C., Southern California, Northern New Jersey, Boston and San Francisco.

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

Results of Operations

Overview

Portfolio Performance

Overall portfolio occupancy (excluding joint ventures) increased from 90.2% at December 31, 2005 to 94.1% at March 31, 2006. Net operating income (adjusted for discontinued operations and defined as rental revenue less property operating expenses) decreased 5.0% from $29,508,000 for the three months ended March 31, 2005, to $28,035,000 for the three months ended March 31, 2006 due to property dispositions.

Lease Maturities

Based upon the strength of the national leasing market, we anticipate that lease rollover will affect our rental revenues with changes in portfolio occupancy and changes in rental rates upon lease renewal. During the three months ended March 31, 2006, we had approximately 22,485 square feet of new office leases at an average rent of $32.95 per square foot. We also renewed approximately 137,435 square feet of office leases which expired in 2006 at an average rent per square foot of $27.05. This represented an increase in effective rents from renewals (annualized rents net of concessions) of 3.8% during the first quarter of 2006.

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005.

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

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	As Reported	Discontinued Operations	Adjusted	As Reported	Discontinued Operations	Adjusted
OPERATING REVENUE
Rental revenue	$43,972	$288	$44,260	$37,274	$10,075	$47,349
Fees and reimbursements, including from related parties	888	—	888	1,095	—	1,095

Total operating revenue	44,860	288	45,148	38,369	10,075	48,444

OPERATING EXPENSES
Property operating expenses	15,899	326	16,225	13,226	4,615	17,841
General and administrative	3,982	—	3,982	3,285	—	3,285
Depreciation and amortization	13,791	111	13,902	12,003	3,839	15,842
Provision for impairment of real estate assets	—	561	561	5,097	53,139	58,236

Total operating expenses	33,672	998	34,670	33,611	61,593	95,204

Interest and other income	500	6	506	1,030	—	1,030
Equity in earnings of unconsolidated operating JV’s	99	—	99	134	—	134
Interest expense	(10,589)	(37)	(10,626)	(8,135)	(1,183)	(9,318)
Loss on early extinguishment of debt	—	—	—	(561)	(2,378)	(2,939)

Income (loss) before gain on sales of real estate assets, minority interest, discontinued operations and cumulative effect of change in accounting principle	1,198	(741)	457	(2,774)	(55,079)	(57,853)
Reversal of provision for impairment of real estate assets	—	715	715	—	—	—
Gain on sales of real estate assets	—	7,026	7,026	—	17,320	17,320

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	1,198	7,000	8,198	(2,774)	(37,759)	(40,533)
Minority interest (1)	(558)	—	(558)	3,710	—	3,710

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	640	7,000	7,640	936	(37,759)	(36,823)
Discontinued operations	7,000	(7,000)	—	(37,759)	37,759	—

Income (loss) before cumulative effect of change in accounting principle	7,640	—	7,640	(36,823)	—	(36,823)
Cumulative effect of change in accounting principle	277	—	277	—	—	—

Net income (loss)	7,917	—	7,917	(36,823)	—	(36,823)
Preferred dividends	(1,812)	—	(1,812)	(1,812)	—	(1,812)
Dividends declared on redeemed preferred stock	—	—	—	(596)	—	(596)
Premium and write-off of original issuance costs on preferred stock redemption	—	—	—	(5,309)	—	(5,309)

Net income (loss) available to Common Stockholders	$6,105	$—	$6,105	$(44,540)	$—	$(44,540)

(1)	Includes minority interest’s share of discontinued operations, preferred dividends and premium and write-off of original issuance costs on preferred stock redemptions.

Net Operating Income. Following is a table of net operating income by market, for comparative purposes, presenting the results for the three months ended March 31, 2006 and 2005 (in thousands). The data set forth below should be read in conjunction with “Note 16. Segment Information” in our consolidated financial statements included in Item 1.

	2006	% of Total	2005	% of Total
Washington D.C.	$7,884	28.1%	$5,709	19.4%
Southern California	5,898	21.1%	5,941	20.1%
Northern New Jersey	3,984	14.2%	3,417	11.6%
Boston	3,369	12.0%	3,321	11.3%
San Francisco	3,143	11.2%	1,746	5.9%
Chicago	—	—	1,507	5.1%
Tampa/Orlando	1,319	4.7%	1,597	5.4%
St. Louis	—	—	1,164	3.9%
Denver	958	3.4%	1,055	3.6%
Minneapolis	—	—	934	3.2%
Las Vegas	649	2.3%	980	3.3%
All others	831	3.0%	2,137	7.2%

Total Net Operating Income	$28,035	100%	$29,508	100.0%

Rental Revenue. Rental revenue decreased $3,089,000 to $44,260,000 for the three months ended March 31, 2006, from $47,349,000 for the three months ended March 31, 2005. This change primarily resulted from property dispositions, partially offset by increases in occupancy and rental rates. Following is a table of rental revenue by market, for comparative purposes, presenting the results for the three months ended March 31, 2006 and 2005 (in thousands):

	2006	2005
Washington D.C.	$11,408	$8,004
Southern California	8,736	8,693
Northern New Jersey	6,522	5,881
Boston	6,739	6,479
San Francisco	4,666	2,475
Chicago	—	3,093
Tampa/Orlando	1,991	2,352
St. Louis	—	2,002
Denver	1,592	1,693
Minneapolis	—	1,621
Las Vegas	906	1,284
All others	1,700	3,772

Total Rental Revenue	$44,260	$47,349

Fees and Reimbursements, Including From Related Parties. Fees and reimbursements, including from related parties, consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated joint ventures and the Rancon Partnerships. This revenue decreased $207,000 to $888,000 for the three months ended March 31, 2006, from $1,095,000 for the three months ended March 31, 2005, primarily due to decreases in dispositions, lease consulting and other fees from the Rancon Partnerships.

Property Operating Expenses. Property operating expenses decreased $1,616,000 to $16,225,000 for the three months ended March 31, 2006, from $17,841,000 for the three months ended March 31, 2005. This was primarily due to property dispositions, partially offset by increased utility costs. Following is a table of property operating expenses by market, for comparative purposes, presenting the results for the three months ended March 31, 2006 and 2005 (in thousands):

	2006	2005
Washington D.C.	$3,524	$2,295
Southern California	2,838	2,752
Northern New Jersey	2,538	2,464
Boston	3,370	3,158
San Francisco	1,523	729
Chicago	—	1,586
Tampa/Orlando	672	755
St. Louis	—	838
Denver	634	638
Minneapolis	—	687
Las Vegas	257	304
All others	869	1,635

Total Property Operating Expenses	$16,225	$17,841

General and Administrative Expenses. General and administrative expenses increased $697,000 to $3,982,000 for the three months ended March 31, 2006, from $3,285,000 for the three months ended March 31, 2005. This increase is primarily due to higher professional fees related to the restatement of the December 31, 2004 annual and the 2005 quarterly financials, as well as higher office services expenses and increased travel expenses during the three months ended March 31, 2006.

Depreciation and Amortization. Depreciation and amortization decreased $1,940,000 to $13,902,000 for the three months ended March 31, 2006, from $15,842,000 for the three months ended March 31, 2005. This decrease is primarily due to property dispositions.

Provision for impairment of real estate assets. In connection with the sale of the Osram Building in the first quarter of 2006, an additional provision for impairment of real estate assets of $561,000 was recognized due to higher than anticipated costs to sell the property. Separately, in connection with our decision in March 2005 to dispose of assets in our non-core markets and certain non-core assets in core markets, we reduced the intended holding period of 21 assets to two years or less. Based on our analysis of the future undiscounted cash flows of each asset over the next two years, we determined that nine of the assets were impaired. The difference between the estimated fair value (calculated by discounting estimated future cash flows and sales proceeds) and the net book value was $49,312,000. When combined with impairment charges of $8,924,000 recognized on two additional assets sold during the first quarter of 2005, the total impairment charge recognized during the three months ended March 31, 2005 was $58,236,000.

Interest and Other Income. Interest and other income decreased $524,000 to $506,000 for the three months ended March 31, 2006, from $1,030,000 for the three months ended March 31, 2005. This decrease is primarily due to a fee we received in the first quarter of 2005 to terminate our acquisition rights to the Gateway Office Five development project.

Interest Expense. Interest expense increased $1,308,000 to $10,626,000 for the three months ended March 31, 2006, from $9,318,000 for the three months ended March 31, 2005. This increase is primarily attributable to a higher variable interest rate and a higher principal balance on our unsecured bank line of credit as well as the cessation of interest capitalization on the Marina Shores development project due to the decision to sell a majority of our interest in the development project.

Loss on Early Extinguishment of Debt. During the three months ended March 31, 2005, we recorded losses on early extinguishment of debt of $2,939,000 which consisted primarily of prepayment penalties and the write-off of unamortized original financing costs in connection with a loan payoff related to the sale of Rockwall I and II, as discussed below, as well as a loan refinance.

Gain on sales of real estate assets. The gain on sales of real estate assets of $7,026,000 during the three months ended March 31, 2006, resulted from the sale of three office properties. The gain on sales of real estate assets of $17,320,000 during the three months ended March 31, 2005, resulted from the sale of Rockwall I and II, an office complex located in Rockville, Maryland.

Reversal of provision for impairment of real estate assets. During the three months ended March 31, 2006, in connection with the sale of a majority interest in the Marina Shores development project, we reversed approximately $715,000 of the provision for impairment previously recognized on this asset.

Cumulative Effect of Change in Accounting Principle. We adopted FAS 123(R) on January 1, 2006 using the modified prospective transition method. The adoption of FAS 123(R) resulted in a cumulative benefit of $277,000 related to the impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted under APB Opinion No. 25.

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

Liquidity and Capital Resources

Cash Flows

For the three months ended March 31, 2006, cash provided by operating activities was $7,470,000 as compared to $11,546,000 for the same period in 2005. This change is primarily due to a decrease in net operating income from the rental properties, increases in general and administrative expenses and increases in interest expense (as discussed above). Cash provided by investing activities was $86,950,000 for the three months ended March 31, 2006, as compared to $45,226,000 for the same period in 2005. This change is primarily due to higher proceeds from property sales and a decrease in funds used for acquisition of properties during the three months ended March 31, 2006. Cash used for financing activities was $97,812,000 for the three months ended March 31, 2006, as compared to $59,018,000 for the same period in 2005. This change is due primarily to an increase in repayments of debt in the first quarter of 2006, as compared to an increase in borrowings in the first quarter of 2005 and repurchases of common stock in 2006 offset by the costs of the preferred stock redemption in 2005.

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

Our principal sources of funding for acquisitions, expansion and renovation of properties, development and stock repurchases include the unsecured bank line of credit, permanent secured debt financing, the issuance of partnership units in the Operating Partnership, proceeds from property sales and cash flow provided by operations.

Investments in Land and Development

Our investments in land and development decreased from $51,750,000 at December 31, 2005, to $51,292,000 at March 31, 2006. This decrease is primarily due to the sale of approximately 11.8 acres of the land at Gateway Park located in Denver, Colorado.

In addition, on March 30, 2006, we sold a majority of our interest in the Marina Shores development project located in Redwood City, California. The Company’s investment was in the form of equity and mezzanine loans with a net basis of approximately $52.9 million and was classified as held for sale as of December 31, 2005. In connection with this sale, we repaid $45 million in secured third party financing that encumbered the project.

As of March 31, 2006 and December 31, 2005, we had investments in the following properties under development and land held for development. The investment descriptions are as of March 31, 2006 (dollars in thousands).

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at March 31, 2006	Investment Balance at December 31, 2005
Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,257	$5,248

	Subtotal - Boston			235,000			5,257	5,248
Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 428 acres undeveloped	Denver	1,200 acres	50	% (1)	35,479	35,994	(1)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	120,000	100%		4,775	4,750

	Subtotal - Denver			120,000			40,254	40,744
		Other land held for development	New Jersey/San Francisco				5,781	5,758

TOTAL LAND HELD FOR DEVELOPMENT				355,000			$51,292	$51,750

(1)	Interest in the form of mezzanine loans and equity. In addition, the Company holds a mortgage loan receivable secured by the land with a balance of $11,610 and $11,231 at March 31, 2006 and December 31, 2005, respectively (see Note 8 of the financial statements for further discussion).

We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under a development alliance, we have provided an aggregate of approximately $2.5 million in debt guarantees; however, some of the loans were not fully drawn as of March 31, 2006. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. We would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for our obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that we must make payments under one of these guarantees, our only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by us in such an event can be made at this time.

Certain of the alliances with which we conduct business have been deemed to be VIEs as defined by FIN 46 Revised; however, other than Marina Shores, none of these VIEs are required to be consolidated as we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $103.1 million and $57.6 million, respectively, at March 31, 2006, and $97.6 million and $60.0 million, respectively, at December 31, 2005. Our maximum exposure to loss is equal to our investments in these arrangements, plus the related debt guarantees, as described above.

Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures increased from $12,040,000 at December 31, 2005 to $12,086,000 at March 31, 2006. This increase was primarily due to our equity interests in the joint ventures’ earnings in excess of cash distributions received from the joint ventures.

Mortgage Loans Receivable

Mortgage loans receivable consists primarily of a first mortgage secured by a 50% interest in 152 acres of land at March 31, 2006 and December 31, 2005 at Gateway Business Park in Aurora, Colorado (as noted in above table). Periodic payments of interest and principal are received from proceeds of land parcel sales in the project. The balance of mortgage loans receivable increased from $11,231,000 at December 31, 2005, to $11,610,000 at March 31, 2006, due to monthly interest accruals totaling

$379,000. The borrowing entities in this loan arrangement have been deemed to be VIEs, but we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. Our maximum exposure to loss is equal to the recorded amount of our loan, including accrued interest.

Mortgage Loans and Unsecured Bank Line of Credit

At March 31, 2006 and December 31, 2005, our indebtedness included fixed-rate debt of $637,019,000 and $704,870,000, respectively, and floating-rate debt of $123,176,000 and $106,669,000, respectively.

During the three months ended March 31, 2006, mortgage loans payable decreased from $704,870,000 to $637,019,000. This decrease resulted from $2,661,000 of scheduled principal amortization and $65,190,000 paid off in connection with dispositions of a property and development project.

Outstanding borrowings under our unsecured bank line of credit increased from $106,669,000 at December 31, 2005, to $123,176,000 at March 31, 2006. The increase was due to draws totaling $73,127,000 for common stock repurchases, property acquisition, mortgage loan payoff and dividend distribution, offset by pay downs totaling $56,620,000 generated from the proceeds from property and development project sales and cash flow from operations. The unsecured bank line of credit requires us, among other things, to be in compliance with certain financial and operating covenants. We have been in compliance during all of 2005 and remain in compliance at March 31, 2006.

As of March 31, 2006, the following mortgage loan transactions occurred (dollars in thousands):

March 31, 2006
Balance at beginning of year	$704,870
Repayments and scheduled principal amortization	(22,851)
Repaid upon sale of properties and joint venture interest (see Note 6 to the financial statements— Investments in Land and Development)	(45,000)

Balance at end of year	$637,019

At March 31, 2006 and December 31, 2005, we were not a party to any open interest rate protection agreements. Some of our properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by us.

The required principal payments on our debt for the next five years and thereafter, as of March 31, 2006, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $123,176,000 which has an initial maturity of March 26, 2007.

Year Ending December 31,
2006	$146,420
2007	133,777
2008	106,935
2009	193,270
2010	5,611
Thereafter	174,182

Total	$760,195

Stock Repurchases

In 1999, our Board of Directors authorized the repurchase of up to 6.2 million shares of our outstanding Common Stock. This represented approximately 20% of our total outstanding Common Stock. In December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. In November 2005, the repurchase authorization was increased to approximately 12.2 million shares, representing approximately 38% of Common Stock outstanding when the repurchase program began. As of March 31, 2006, 10,726,316 common shares have been repurchased at an average price per share of $17.60 and a total cost of approximately $188.8 million; this represents approximately 88% of the expanded repurchase authorization and approximately 34% of Common Stock outstanding when the repurchase program began. In addition, during 1999, we announced that our Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of March 31, 2006, 1,543,700 preferred shares have been repurchased at an average price per share of $15.72 and a total cost of approximately $24.2 million; this represents approximately 45% of the expanded repurchase authorization and approximately 13% of Preferred Stock outstanding when the repurchase program began. We intend to make future stock repurchases from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

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

Property dispositions

We report real estate dispositions under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires us to separately report assets held for sale as discontinued operations if the operations and cash flows of the property have been (or will be) eliminated from our ongoing operations as a result of the disposition. Amounts included in discontinued operations include operating results of the property and the related gain or loss upon sale. Results of prior periods are included in discontinued operations to conform to that presentation. Sales of real estate are recognized when a contract has been executed, initial and continuing investment is adequate to demonstrate a commitment to pay for the property and we do not have substantial continuing involvement in the property. Reversals of impairment are recorded when a property is ultimately sold for a price in excess of the impaired carrying value.

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

Our variable interest entities under FIN 46 Revised

Certain of the entities through which and with which we conduct business have been deemed to be VIEs under the provisions of FIN 46 Revised. In accordance with FIN 46 Revised, we began consolidating the entity known as Marina Shores, effective January 1, 2004, as we are deemed to be the primary beneficiary as defined by FIN 46 Revised. As of March 31, 2006, we sold a majority of our interest in the Marina Shores development project. We have other alliances which are VIEs, but we are not the primary beneficiary of them. Accordingly, the alliances are not consolidated but are accounted for under the equity method of accounting.

Stock-Based Compensation

In accordance with SFAS 123(R), we measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of award, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets an amendment of APB No. 29”. This Statement amends APB Opinion No. 29, “Accounting for Non-Monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for our fiscal year beginning January 1, 2006. We adopted SFAS No. 153 on January 1, 2006. This adoption did not have a material impact on our financial position, net earnings or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. Under this consensus, a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate that entity unless the limited partners possess kick-out rights or other substantive participating rights as described in EITF 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”. As of June 29, 2005, this consensus was effective immediately for all new or modified agreements, and effective beginning in the first reporting period that ends after December 15, 2005 for all existing agreements. We did not modify any agreements subsequent to June 29, 2005. The adoption of EITF 04-5 did not have a material impact on our financial position, net earnings or cash flows.

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

The following table sets forth our reconciliation of net income (loss) to funds from operations (FFO) for the three months ended March 31, 2006 and 2005 (in thousands, except weighted average shares and per share amounts):

	Three Months Ended
	March 31, 2006	March 31, 2005
Net income (loss)	$7,917	$(36,823)
Cumulative effect of change in accounting principle	(277)	—
Real estate depreciation and amortization, net of minority interest (1)	12,531	14,323
Preferred dividends	(1,812)	(1,812)
Dividends declared on redeemed preferred stock	—	(596)
Premium and write-off of original issuance costs on preferred stock redemption	—	(5,309)
Gain on sale from discontinued operations, net of minority interest	(6,438)	(15,988)
Adjustment to reflect FFO of unconsolidated joint ventures (2)	157	178
Adjustment to reflect FFO of minority interest (3)	1,114	(3,849)

FFO available to Common Stockholders	$13,192	$(49,876)

(1)	Excludes non-real estate depreciation and amortization.
(2)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(3)	Represents the minority interest holders’ share of real estate depreciation and amortization and gain on sales from discontinued operations.

Forward-Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward-looking statements include statements relating to:

•	Our expectation to meet our short-term liquidity requirements generally through our working capital, our unsecured bank line of credit and cash generated by operations;

•	Our anticipation that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term;

•	Our intention to make future stock repurchases from time to time in the open market or otherwise depending on market conditions and other factors;

•	Our belief that we have complied with all requirements to qualify as a REIT and, as a result, our exclusion of income taxes from our consolidated financial statements;

•	Our anticipation that certain provisions of our lease documents may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation;

•	Our anticipation that lease rollover will affect our rental revenues with changes in portfolio occupancy and changes in rental rates upon lease renewal;

•	Our expectation that changes in market interest rates will not have a material impact on the performance or fair value of our mortgage loans receivable;

•	Our belief that claims and lawsuits which have arisen against us in our normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

•	Our belief that we will likely be funding a portion of the working capital needs of certain properties held for development;

•	Statements regarding our required principal payments on debt for the next five years and thereafter;

•	Our belief that the sales of properties during the current year will violate any REIT rules or result in the characterization of us as a dealer; and

•	Statements regarding the effect of changes in interest rates on our financial instruments..

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward-looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	increased costs of financing cause a reduction in demand for commercial properties and, therefore, a reduction in the market value of the listed assets;

•	the unanticipated effect of any future impairment charges associated with asset dispositions or market conditions;

•	an unexpected inability to collect or access capital;

•	the availability and creditworthiness of prospective tenants and our ability to execute lease deals with them;

•	market fluctuations in rental rates, concessions and occupancy;

•	reduced demand for office space;

•	failure of market conditions and occupancy levels to improve in certain geographic areas;

•	defaults or non-renewal of leases by customers;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	changes in market conditions render the repurchase of our stock imprudent;

•	our inadvertent or technical failure to have met all requirements to qualify as a REIT;

•	the unpredictability of changes in accounting rules;

•	an interpretation of lease provisions differing from ours prevails in a dispute regarding recovery of expenses

•	the unpredictability of both the frequency and final outcome of litigation.

The forward-looking statements in this quarterly report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005. We assume no obligation to update or supplement any forward-looking-statement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

We are exposed to changes in interest rates obtainable on our secured and unsecured borrowings. Our expectation is that changes in market interest rates will not have a material impact on the performance or fair value of our mortgage loans receivable.

It is our policy to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, we have also entered into several variable rate debt arrangements. Approximately 16% at March 31, 2006 and 13% at December 31, 2005 of our outstanding debt, including amounts borrowed under our unsecured bank line of credit, were subject to variable rates. The average interest rate on our debt decreased from 5.70% at December 31, 2005 to 5.75 % at March 31, 2006. We review interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. We do not have any other material market-sensitive financial instruments. It is not our policy to engage in hedging activities for speculative or trading purposes.

We may enter into forward interest rate, or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates is significant. Under a forward interest rate agreement, if the referenced interest rate increases, we are entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we make payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At March 31, 2006, we were not a party to any forward interest rate or similar agreements.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date						Total	Fair Value
	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Secured Fixed	$146,420	$10,601	$106,935	$193,270	$5,611	$174,182	$637,019	$644,561
Average interest rate	6.48%	5.36%	5.02%	5.75%	5.14%	5.18%	5.63%
Unsecured Variable	$—	$123,176	$—	$—	$—	$—	$123,176	$123,176
Average interest rate	—	6.23	—	—	—	—	6.23%

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $154,000, based upon the balances outstanding on variable rate instruments at March 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2006, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during our quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 1A. Risk Factors

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2006	445,400	$19.18	445,400	2,833,884
February 1 – February 28, 2006	1,057,400	18.78	1,057,400	1,776,484
March 1 – March 31, 2006	302,800	19.58	302,800	1,473,684

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.01	Articles of Amendment and Restatement of Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

3.02	Amended Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.03	The Company’s Form of Articles Supplementary relating to the 7 3/4% Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.04	Articles Supplementary of the Series B Preferred Stock (relating to the Rights Plan) are incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

4.01	Form of Common Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

4.02	Form of 7 3/4% Series A Convertible Preferred Stock Certificate of the Company is incorporated herein by reference to Exhibit D to the Company’s Registration Statement on Form 8-A which was filed on January 22, 1998.

10.01	Executive Employment Agreement dated February 6, 2006, by and between the Company and Brian Peay, which is incorporated by reference to Exhibit 10.1 of a Form 8-K filed by the Company with the SEC on February 7, 2006.

10.02	Executive Employment Agreement dated February 6, 2006, by and between the Company and G. Lee Burns, which is incorporated by reference to Exhibit 10.2 of a Form 8-K filed by the Company with the SEC on February 7, 2006.

10.03	First Amendment to Executive Employment Agreement dated February 6, 2006, by and between the Company and Andrew Batinovich, which is incorporated by reference to Exhibit 10.1 of a Form 8-K filed by the Company with the SEC on February 7, 2006.

10.04	First Amendment to Executive Employment Agreement dated February 6, 2006, by and between the Company and Michael Steele, which is incorporated by reference to Exhibit 10.2 of a Form 8-K filed by the Company with the SEC on February 7, 2006.

10.05	First Amendment to Executive Employment Agreement dated February 6, 2006, by and between the Company and Sandra Boyle, which is incorporated by reference to Exhibit 10.3 of a Form 8-K filed by the Company with the SEC on February 7, 2006.

10.06	Form of 2006 Annual Incentive Program Participation Agreement, which is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 6, 2006.

10.07	Form of 2006 Multi-Year Incentive Program Participation Agreement, which is incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on February 6, 2006.

11.01	Statement re: Computation of Earnings Per Share is shown in Note 15 of the Consolidated Financial Statements of the Company in Item 1.

12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.02	Section 302 Certification of Brian Peay, Chief Financial Officer.

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

32.02	Section 906 Certification of Brian Peay, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

	By:	Glenborough Realty Trust Incorporated,

Date: May 10, 2006		/s/ Andrew Batinovich
Andrew Batinovich
Director, President and
Chief Executive Officer

Date May 10, 2006		/s/ Brian Peay
Brian Peay
Executive Vice President and
Chief Financial Officer

Date: May 10, 2006		/s/ Alvin Fong
Alvin Fong
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.01	Articles of Amendment and Restatement of Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

3.02	Amended Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.03	The Company’s Form of Articles Supplementary relating to the 7 3/4% Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.04	Articles Supplementary of the Series B Preferred Stock (relating to the Rights Plan) are incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

4.01	Form of Common Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

4.02	Form of 7 3/4% Series A Convertible Preferred Stock Certificate of the Company is incorporated herein by reference to Exhibit D to the Company’s Registration Statement on Form 8-A which was filed on January 22, 1998.

10.01	Executive Employment Agreement dated February 6, 2006, by and between the Company and Brian Peay, which is incorporated by reference to Exhibit 10.1 of a Form 8-K filed by the Company with the SEC on February 7, 2006.

10.02	Executive Employment Agreement dated February 6, 2006, by and between the Company and G. Lee Burns, which is incorporated by reference to Exhibit 10.2 of a Form 8-K filed by the Company with the SEC on February 7, 2006.

10.03	First Amendment to Executive Employment Agreement dated February 6, 2006, by and between the Company and Andrew Batinovich, which is incorporated by reference to Exhibit 10.1 of a Form 8-K filed by the Company with the SEC on February 7, 2006.

10.04	First Amendment to Executive Employment Agreement dated February 6, 2006, by and between the Company and Michael Steele, which is incorporated by reference to Exhibit 10.2 of a Form 8-K filed by the Company with the SEC on February 7, 2006.

10.05	First Amendment to Executive Employment Agreement dated February 6, 2006, by and between the Company and Sandra Boyle, which is incorporated by reference to Exhibit 10.3 of a Form 8-K filed by the Company with the SEC on February 7, 2006.

10.06	Form of 2006 Annual Incentive Program Participation Agreement, which is incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 6, 2006.

10.07	Form of 2006 Multi-Year Incentive Program Participation Agreement, which is incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on February 6, 2006.

11.01	Statement re: Computation of Earnings Per Share is shown in Note 15 of the Consolidated Financial Statements of the Company in Item 1.

12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Dividends.

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.02	Section 302 Certification of Brian Peay, Chief Financial Officer.

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

32.02	Section 906 Certification of Brian Peay, Chief Financial Officer.