Form 10-Q
period 2006-06-30
GLENBOROUGH REALTY TRUST INC
filed 2006-08-09
CIK 929454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 7, 2006, 32,246,732 shares of Common Stock ($.001 par value) and 3,740,807 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value, $25.00 per share liquidation preference) were outstanding.

INDEX

GLENBOROUGH REALTY TRUST INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Rental properties, gross	$1,317,638	$1,296,057
Accumulated depreciation and amortization	(200,712)	(186,449)

Rental properties, net	1,116,926	1,109,608

Properties held for sale	16,088	103,548
Investments in land and development	51,057	51,750
Investments in unconsolidated joint ventures	10,781	12,040
Mortgage loans receivable	11,974	11,231
Leasing and financing costs (net of accumulated amortization of $12,369 and $17,664 as of June 30, 2006 and December 31, 2005, respectively)	20,815	21,465
Straight-line rent receivable	19,131	16,874
Cash and cash equivalents	5,746	3,661
Restricted cash	5,228	5,720
Accounts receivable, net	3,128	2,292
Other assets, net	8,281	7,941

TOTAL ASSETS	$1,269,155	$1,346,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$667,927	$659,870
Unsecured bank line of credit	88,734	106,669
Accrued common and preferred stock dividends	10,667	13,610
Obligations associated with properties held for sale	66	45,855
Other liabilities	38,871	41,276

Total liabilities	806,265	867,280

Commitments and contingencies (Note 18)

Minority interest	31,465	31,206

Stockholders’ Equity:
Common stock, $0.001 par value, 188,000,000 shares authorized, 32,202,521 and 33,710,400 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	32	34
Convertible preferred stock, $0.001 par value, 12,000,000 shares authorized, $25.00 liquidation preference, 3,740,277 shares issued and outstanding at June 30, 2006 and December 31, 2005	4	4
Additional paid-in capital	720,319	751,183
Distributions in excess of accumulated earnings	(288,930)	(303,577)

Total stockholders’ equity	431,425	447,644

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,269,155	$1,346,130

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2006 and 2005

(in thousands, except share and per share amounts)

(unaudited)

	2006	2005
OPERATING REVENUE
Rental revenue	$38,776	$33,609
Tenant reimbursements	5,731	3,819
Fees and reimbursements, including from related parties	2,111	1,359

Total operating revenue	46,618	38,787

OPERATING EXPENSES
Property operating expenses	15,079	12,056
General and administrative	3,799	3,925
Depreciation and amortization	13,908	11,777

Total operating expenses	32,786	27,758

Interest and other income	529	615
Equity in earnings of unconsolidated joint ventures	19,713	169
Interest expense	(11,615)	(8,683)
Loss on early extinguishment of debt	(103)	—

Income before minority interest, discontinued operations and gain on sale of real estate assets	22,356	3,130
Minority interest (including share of discontinued operations and gain on sale of real estate assets)	(2,643)	(1,005)

Income before discontinued operations and gain on sale of real estate assets	19,713	2,125
Discontinued operations (including net gain (loss) on sales of $(69) and $9,309 in 2006 and 2005, respectively)	220	11,666
Gain on sale of real estate assets	10,506	—

Net income	30,439	13,791
Preferred dividends	(1,811)	(1,812)

Net income available to Common Stockholders	$28,628	$11,979

Basic Income Per Share Data:
Continuing operations (including gain on sale of real estate assets of $0.30 in 2006)	$0.88	$0.03
Discontinued operations	0.01	0.30

Net income available to Common Stockholders	$0.89	$0.33

Basic weighted average shares outstanding	32,029,830	35,921,157

Diluted Income Per Share Data:
Continuing operations (including gain on sale of real estate assets of $0.28 in 2006)	$0.86	$0.03
Discontinued operations	0.01	0.30

Net income available to Common Stockholders	$0.87	$0.33

Diluted weighted average shares outstanding	38,043,064	39,159,087

Dividends declared per common share outstanding	$0.275	$0.35

Dividends declared per preferred share outstanding	$0.48	$0.48

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the six months ended June 30, 2006 and 2005

(in thousands, except share and per share amounts)

(unaudited)

	2006	2005
OPERATING REVENUE
Rental revenue	$76,878	$66,467
Tenant reimbursements	10,761	7,345
Fees and reimbursements, including from related parties	2,999	2,454

Total operating revenue	90,638	76,266

OPERATING EXPENSES
Property operating expenses	30,718	25,025
General and administrative	7,781	7,210
Depreciation and amortization	27,415	23,510
Provision for impairment of real estate assets	—	5,097

Total operating expenses	65,914	60,842

Interest and other income	1,029	1,645
Equity in earnings of unconsolidated joint ventures	19,812	302
Interest expense	(22,204)	(16,817)
Loss on early extinguishment of debt	(103)	(561)

Income (loss) before minority interest, discontinued operations, gain on sale of real estate assets and cumulative effect of change in accounting principle	23,258	(7)
Minority interest (including share of discontinued operations and gain on sale of real estate assets)	(3,201)	2,705

Income before discontinued operations, gain on sale of real estate assets and cumulative effect of change in accounting principle	20,057	2,698
Discontinued operations (including net gain on sales of $7,671 and $26,629 in 2006 and 2005, respectively)	7,516	(25,730)
Gain on sale of real estate assets	10,506	—

Income (loss) before cumulative effect of change in accounting principle	38,079	(23,032)
Cumulative effect of change in accounting principle (see Note 17)	277	—

Net income (loss)	38,356	(23,032)
Preferred dividends	(3,623)	(3,624)
Dividends declared on redeemed preferred stock	—	(596)
Premium and write-off of original issuance costs on preferred stock redemption and repurchases	—	(5,309)

Net income (loss) available to Common Stockholders	$34,733	$(32,561)

Basic Income (Loss) Per Share Data:
Continuing operations (including gain on sale of real estate assets of a $0.30 in 2006)	$0.85	$(0.25)
Discontinued operations	0.21	(0.66)
Cumulative effect of change in accounting principle	0.01	—

Net income (loss) available to Common Stockholders	$1.07	$(0.91)

Basic weighted average shares outstanding	32,329,709	35,870,534

Diluted Income (Loss) Per Share Data:
Continuing operations (including gain on sale of real estate assets of a $0.30 in 2006)	$0.85	$(0.25)
Discontinued operations	0.21	(0.66)
Cumulative effect of change in accounting principle	0.01	—

Net income (loss) available to Common Stockholders	$1.07	$(0.91)

Diluted weighted average shares outstanding	35,477,487	35,870,534

Dividends declared per common share outstanding	$0.625	$0.70

Dividends declared per preferred share outstanding	$0.97	$0.97

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2006

(in thousands)

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2005	33,710	$34	3,740	$4	$751,183	$(303,577)	$447,644
Exercise of stock options	294	—	—	—	4,655	—	4,655
Share-based compensation expense	—	—	—	—	787	—	787
Issuance of restricted common stock	14	—	—	—	—	—	—
Common stock repurchases	(1,805)	(2)	—	—	(34,330)	—	(34,332)
Cancellation of stock grants	(10)	—	—	—	—	—	—
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(1,699)	—	(1,699)
Dividends declared on common and preferred stock	—	—	—	—	—	(23,709)	(23,709)
Cumulative effect of change in accounting principle	—	—	—	—	(277)	—	(277)
Net income	—	—	—	—	—	38,356	38,356

Balance at June 30, 2006	32,203	$32	3,740	$4	$720,319	$(288,930)	$431,425

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2006 and 2005

(in thousands)

(unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$38,356	$(23,032)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	28,094	29,949
Amortization of loan fees, included in interest expense (including discontinued operations)	1,091	981
Accrued interest on mortgage loans receivable	(743)	(701)
Minority interest in income from operations	3,201	(2,705)
Equity in earnings of unconsolidated joint ventures	(19,812)	(302)
Distributions of earnings from unconsolidated joint ventures	2,798	—
Gain on sales of real estate assets	(10,506)	—
Gain on sales of real estate assets (included in discontinued operations)	(7,671)	(26,629)
Loss on early extinguishment of debt (including discontinued operations)	103	3,073
Provision for impairment of real estate assets (including discontinued operations)	561	58,236
Cumulative effect of change in accounting principle	(277)	—
Stock-based compensation	787	629
Increase in other assets	(5,440)	(14,637)
Increase (decrease) in other liabilities	(4,991)	1,621

Net cash provided by operating activities	25,551	26,483

Cash flows from investing activities:
Net proceeds from sales of real estate assets	128,975	115,262
Acquisitions of rental properties	(48,269)	(34,022)
Payments for capital and tenant improvements	(7,735)	(13,208)
Investments in land and development	(2,144)	(4,265)
Net investments in unconsolidated joint ventures	(6,362)	—
Distributions from unconsolidated joint ventures	24,989	380
Principal payments from mortgage loans receivable	—	9,500

Net cash provided by investing activities	89,454	73,647

Cash flows from financing activities:
Borrowings from mortgage loans	129,628	69,250
Repayment of mortgage loans	(166,571)	(78,560)
Borrowings from line of credit	94,126	119,487
Repayment of line of credit	(112,061)	(96,688)
Payment of deferred financing costs	(625)	(1,634)
Prepayment penalties on loan payoffs	(34)	(2,725)
Contributions from minority interest holders	100	120
Distributions to minority interest holders	(2,117)	(2,102)
Dividends paid to common and preferred stockholders	(26,652)	(28,853)
Proceeds from issuance of common stock, net of offering costs	—	(158)
Preferred stock redemption	—	(77,748)
Dividends paid on redeemed preferred stock	—	(2,102)
Premium on preferred stock redemption	—	(1,857)
Repurchases of common stock	(34,332)	—
Exercise of stock options	4,655	2,269

Net cash used for financing activities	(113,883)	(101,301)

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the three months ended June 30, 2006 and 2005

(in thousands)

(unaudited)

	2006	2005
Net increase (decrease) in cash and cash equivalents	$1,122	$(1,171)
Cash and cash equivalents at beginning of period after adjustment for properties held for sale	3,661	6,003
Cash and cash equivalents at properties held for sale	963	—

Cash and cash equivalents at end of period	$5,746	$4,832

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,183 and $2,196 in 2006 and 2005, respectively)	$21,107	$18,010

Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage loan in acquisition of real estate	$—	$39,391

Mortgage loan receivable related to disposition of investment in land and development	$—	$(7,000)

Write-off of fully amortized leasing and financing costs	$5,351	$418

Write-off of original issuance costs on preferred stock redemption	$—	$3,452

Reallocation of limited partners’ interests in Operating Partnership	$(1,699)	$2,887

Common and preferred stock dividends declared but not yet paid	$10,667	$14,490

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

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

As of June 30, 2006, 32,202,521 shares of Common Stock and 3,740,277 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. The issuance of 2,998,488 shares of Common Stock issuable upon redemption of 2,998,488 partnership units in the Operating Partnership (as defined below), would result in 35,201,009 shares of Common Stock outstanding as of June 30, 2006. As of May 8, 2006, the Company’s Board of Directors authorized the repurchase of up to 14,710,700 shares of Common Stock and 3,450,000 shares of Preferred Stock. As of June 30, 2006, 10,726,316 shares of Common Stock and 1,543,700 shares of Preferred Stock have been repurchased at a total cost of approximately $213.0 million.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and a 90.56% limited partner interest at June 30, 2006, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of June 30, 2006, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 45 real estate projects.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of June 30, 2006 and December 31, 2005, and the consolidated results of operations of the Company and its subsidiaries for the three and six months ended June 30, 2006 and 2005, and cash flows of the Company for the six months ended June 30, 2006 and 2005. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005, the results of operations of the Company for the three and six months ended June 30, 2006 and 2005, and cash flows of the Company for the six months ended June 30, 2006 and 2005. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation, with no effect on consolidated results of operations, cash flows, or stockholders’ equity.

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

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised). The Company has not entered into any arrangements which are considered special purpose entities. Certain of the entities through which and with which the Company conducts business, including those described in Notes 6 and 8 have been deemed to be VIEs under the provisions of FIN 46 Revised. There are other alliances which are VIEs, but the Company is not the primary beneficiary of them.

Stock-Based Compensation

The Company has an employee stock incentive plan and issues stock options and stock grants (restricted shares of common stock) to employees, officers and directors. Prior to January 1, 2006, the Company accounted for the stock options and stock grants in the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards No. 123, (revised 2004) “Share-Based Payment”, using the modified prospective transition method. Under that transition method, no restatement is necessary to compensation cost recognized in prior periods. SFAS 123(R) requires measurement of compensation cost for the stock grants at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

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

June 30, 2006 and 2005

(unaudited)

Investments in Unconsolidated Joint Ventures

The Company’s investments in joint ventures are accounted for using the equity method. The Company does not hold a controlling interest in any joint venture. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. To the extent the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the underlying asset which created the basis difference and is included in the Company’s share of equity in earnings of unconsolidated joint ventures. See Note 7 for further discussion.

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities (included in other liabilities), and the unsecured bank line of credit, the recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates that the Company would be able to obtain for mortgage loans to third parties with similar terms, the carrying value of the Company’s mortgage loans receivable approximates fair value. Based on interest rates available to the Company for debt with comparable maturities and other terms, the estimated fair value of the Company’s secured mortgage loans as of June 30, 2006 and December 31, 2005, would be approximately $648,967 and $704,035 (in thousands), respectively.

Leasing and Financing Costs

Fees paid in connection with the financing and leasing of the Company’s properties are amortized using the straight-line method over the term of the related notes payable or leases.

Minority Interest

Minority interest represents the 8.44% and 7.74% limited partner interests in the Operating Partnership not held by the Company at June 30, 2006 and December 31, 2005, respectively. The Company periodically adjusts the carrying value of minority interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of limited partnership interest in the Operating Partnership.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

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

Reimbursements from tenants for real estate taxes, utilities, insurance, common area maintenance and other recoverable costs are recognized as revenue in the period the applicable expenses are incurred.

For the three and six months ended June 30, 2006 and 2005, no one tenant represented 10% or more of rental revenue of the Company.

Fee and reimbursement revenue consists of fees for property management and asset management, and transaction fees for acquisition, disposition, refinancing, leasing and construction supervision services from related parties and third parties.

Sales of Real Estate

The Company recognizes sales of real estate when a contract has been executed, a closing has occurred, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement in the property. Each property is deemed a separately identifiable component of the Company and is reported in discontinued operations when the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction. Interest expense associated with a mortgage loan is classified as a component of discontinued operations if that loan is directly secured by a property classified as a discontinued operation. Sales to entities in which the Company has or receives an interest are accounted for in accordance with partial sale accounting provisions as set forth in SFAS No. 66.

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

The Company has elected to treat one of the Operating Partnership’s subsidiaries as a taxable REIT subsidiary (TRS). The TRS is able to engage in activities that had the REIT engaged in; it would result in income that would be disqualified for purposes of qualifying as a REIT under the provisions of the Federal income tax code. Income taxes are accounted for under the asset and liability method as required by SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertainty of realizing the benefit of the assets, the Company has fully offset the deferred tax assets with a valuation allowance. However, the TRS may generate taxable income in future periods for Federal income tax purpose; as a result, the Company may reverse some or all of its deferred tax asset valuation allowance resulting in an income tax benefit.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

Recently Issued Accounting Literature

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. The Company is currently evaluating the impact of adopting this Interpretation.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

NOTE 3. RENTAL PROPERTIES

The cost and accumulated depreciation of rental properties, by market, as of June 30, 2006 and December 31, 2005, are as follows (in thousands):

	As of June 30, 2006
	Land	Buildings & Improve- ments	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$45,968	$303,092	$349,060	$(30,151)	$318,909	*
Southern California	45,055	217,750	262,805	(36,382)	226,423	*
Northern New Jersey	30,480	147,866	178,346	(37,889)	140,457	*
Boston	21,098	158,255	179,353	(37,662)	141,691	*
San Francisco	47,429	153,519	200,948	(21,877)	179,071	*
Tampa/Orlando	7,805	41,499	49,304	(11,513)	37,791	*
Denver	4,887	40,990	45,877	(7,800)	38,077	*
Las Vegas	4,628	22,500	27,128	(7,317)	19,811
All others	3,776	43,371	47,147	(16,725)	30,422
Properties held for sale	(1,034)	(21,296)	(22,330)	6,604	(15,726)

Total	$210,092	$1,107,546	$1,317,638	$(200,712)	$1,116,926

*	Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $11,919 in Washington D.C., $3,618 in Southern California, $1,068 in Northern New Jersey, $3,099 in Boston, $4,515 in San Francisco, $418 in Tampa/Orlando, and $835 in Denver.

	As of December 31, 2005
	Land	Buildings & Improve- ments	Total Cost	Accumulated Depreciation	Net Recorded Value
Washington D.C.	$47,895	$312,351	$360,246	$(26,170)	$334,076	*
Southern California	39,780	191,289	231,069	(33,422)	197,647	*
Northern New Jersey	25,321	143,420	168,741	(37,325)	131,416
Boston	21,237	156,816	178,053	(33,850)	144,203	*
San Francisco	47,429	152,288	199,717	(18,173)	181,544	*
Tampa/Orlando	7,805	41,448	49,253	(10,534)	38,719	*
Denver	4,887	40,900	45,787	(6,892)	38,895	*
Las Vegas	4,628	22,451	27,079	(6,746)	20,333
All others	14,286	87,382	101,668	(34,219)	67,449
Properties held for sale	(12,374)	(53,182)	(65,556)	20,882	(44,674)

Total	$200,894	$1,095,163	$1,296,057	$(186,449)	$1,109,608

*	Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $13,502 in Washington D.C., $2,814 in Southern California, $3,814 in Boston, $5,415 in San Francisco, $486 in Tampa/Orlando, and $966 in Denver.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

NOTE 4. ACQUISITION OF RENTAL PROPERTY

On April 28, 2006, the Company acquired 3330 Cahuenga Boulevard, a 103,781 square foot, five-story multi-tenant office building located in Los Angeles. The total acquisition cost of approximately $30.6 million was funded with a new mortgage loan and a draw on the Company’s unsecured bank line of credit (as defined in Note 10). The acquisition was structured as a “reverse” 1031 tax-deferred exchange such that the net proceeds received from the future sale of a trade property will be used to pay down the mortgage loan. SFAS No. 141 requires the acquirer to allocate a portion of the acquisition costs to intangible assets and liabilities in applying the purchase method of accounting. In accordance with SFAS No. 141, intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $1.9 million. Liabilities related to below-market rate in-place leases amounted to approximately $571,000. The Company is amortizing the intangible value of the leases over 3 years, which is the weighted average remaining life of the existing leases.

On March 1, 2006, the Company acquired Chatham Executive Center, a 63,346 square foot, three-story multi-tenant office building located in Northern New Jersey. The total acquisition cost of approximately $17.4 million was funded using a draw from the Company’s unsecured bank line of credit. SFAS No. 141 requires the acquirer to allocate a portion of the acquisition costs to intangible assets and liabilities in applying the purchase method of accounting. In accordance with SFAS No. 141, intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $1.1 million. Liabilities related to below-market rate in-place leases amounted to approximately $1.0 million. The Company is amortizing the intangible value of the leases over 5 years, which is the weighted average remaining life of the existing leases.

The following table presents the purchase price allocation for the above acquisitions (dollars in thousands):

Rental property, gross	$46,770
Intangibles, net	1,499

Cash paid for acquisition	$48,269

NOTE 5. DISPOSITIONS OF RENTAL PROPERTIES

During the six months ended June 30, 2006, the Company contributed a property at a value of $23.5 million, to a new unconsolidated joint venture with an investment advisor. The Company recognized a gain of $10.5 million on the contribution related to the outside partner’s purchase of its interest in the contributed property. Additionally, the Company sold four properties for an aggregate sales price of approximately $56.7 million and recognized an aggregate gain on sale of approximately $7.0 million on three of the properties, Capitol Center, Thousand Oaks and Vreeland Business Center. In addition, due to higher than anticipated costs to sell the Osram Building, an additional provision for impairment of real estate assets of $561,000 was recognized. The property contributed to the joint venture and the four properties sold were:

Property	Market	Square Footage
Capitol Center	Des Moines	165,127	sf
Osram Building	Indianapolis	45,265	sf
Thousand Oaks	Memphis	422,363	sf
Vreeland Business Center	New Jersey	133,090	sf
Montgomery Executive Center	Gaithersburg	119,679	sf

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the gain on sale and the related operating results from the four sold properties are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The property that was contributed to a joint venture in which the Company retains an interest was not accounted for as a discontinued operation due to the Company’s significant continuing involvement in the operations and cash flows of the property through its joint venture interest. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet with the related results from operations classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

As of June 30, 2006, there was one property, One Pacific Place, classified as held for sale. As of December 31, 2005, there were five assets classified as held for sale.

The major classes of assets and liabilities of One Pacific Place classified as held for sale at June 30, 2006, as well as the assets and liabilities of Capitol Center, Osram Building, Thousand Oaks, Vreeland Business Center and Marina Shores (see Note 6), classified as held for sale at December 31, 2005 are as follows (dollars in thousands):

	June 30, 2006	December 31, 2005
ASSETS
Rental properties, net	$15,726	$44,674
Leasing and financing costs, net	203	1,920
Straight-line rent receivable and other assets, net	159	2,954
Investments in land and development	—	54,000

Properties held for sale	$16,088	$103,548

LIABILITIES
Notes payable	$—	$45,000
Other liabilities	66	855

Obligations associated with properties held for sale	$66	$45,855

Below is a summary of the results of operations of: (i) sold properties through their respective disposition dates and (ii) properties held for sale through the current reporting period (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Total rental revenue	$878	$10,127	$2,006	$21,092

Property operating expenses	304	4,359	890	9,231
Depreciation and amortization	285	2,329	679	6,439
Provision for impairment of real estate assets	—	—	561	53,139
Interest expense	—	947	37	2,129
Loss on early extinguishment of debt	—	135	—	2,513

Total expenses	589	7,770	2,167	73,451

Interest and other income	—	—	6	—

Income (loss) before gain (loss) on sales of real estate assets	289	2,357	(155)	(52,359)
Gain (loss) on sales of real estate assets	(69)[1]	9,309	7,671	26,629

Discontinued operations	$220	$11,666	$7,516	$(25,730)

[1]	The loss on sales of real estate assets for the three months ended June 30, 2006 relates to a prior period gain adjustment of two properties sold in prior periods.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

NOTE 6. INVESTMENTS IN LAND AND DEVELOPMENT

The Company’s investments in land and development decreased from $51,750,000 at December 31, 2005, to $51,057,000 at June 30, 2006. This decrease is primarily due to the sales of approximately 13.7 acres of the land at Gateway Park located in Denver, Colorado in which the Company had a partial interest.

In addition, on March 30, 2006, the Company sold a majority of its interest in the Marina Shores development project located in Redwood City, California resulting in net gain of $715,000. The Company’s investment was in the form of equity and mezzanine loans with a net basis of approximately $52.9 million and was classified as held for sale as of December 31, 2005. In connection with this sale, the Company repaid $45 million in collateralized third party financing that encumbered the project.

As of June 30, 2006 and December 31, 2005, the Company had investments in the following properties under development and land held for development. The investment descriptions are as of June 30, 2006 (dollars in thousands).

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at June 30, 2006		Investment Balance at December 31, 2005
Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,265		$5,248

	Subtotal - Boston			235,000			5,265		5,248

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 409 acres undeveloped	Denver	n/a	50	%(1)	35,481	(1)	35,994	(1)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	150,000	100%		4,812		4,750

	Subtotal - Denver			150,000			40,293		40,744

		Other land held for development	New Jersey/San Francisco				5,499		5,758

TOTAL LAND HELD FOR DEVELOPMENT				385,000			$51,057		$51,750

(1)	Interest in the form of mezzanine loans and equity. In addition, the Company holds a mortgage loan receivable secured by adjacent parcels of land with a balance of $11,974 and $11,231 at June 30, 2006 and December 31, 2005, respectively (see Note 8 for further discussion).

The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under a development alliance, the Company has provided an aggregate of approximately $2.5 million in debt guarantees; however, some of the loans were not fully drawn as of June 30, 2006. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. The Company would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for the Company’s obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that the Company must make payments under one of these guarantees, its only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by the Company in such an event can be made at this time.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

Certain of the alliances with which the Company conducts business have been deemed to be VIEs as defined by FIN 46 Revised; however, none of these VIEs are required to be consolidated as the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $108.0 million and $61.9 million, respectively, at June 30, 2006, and $97.6 million and $60.0 million, respectively, at December 31, 2005. The Company’s maximum exposure to loss is equal to its investments in these arrangements, plus the related debt guarantees, as described above.

NOTE 7. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings and losses. Distributions are recorded as a reduction of the Company’s investment.

The Company’s investments in unconsolidated joint ventures consisted of the following as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	Ownership Interest	Property Location	Square Footage/Units		Property Type	Investment Balance
Joint Venture						June 30, 2006	Dec 31, 2005
Rincon Center I & II	10%	San Francisco, CA	757,250	sf	Office	$—	$4,304
2000 Corporate Ridge	10%	McLean, VA	256,022	sf	Office	—	3,174
Gateway Retail I	50%	Denver, CO	12,000	sf	Retail	467	444
Lakecrest Apartments	27%	Aurora, CO	440	units	Residential	3,926	4,118
Montgomery Executive Center	25%	Gaithersburg, MD	119,679	sf	Office	(834)	—
Tri-City Corporate Centre	6%	San Bernardino, CA	1,208,255	sf	Office / Retail	7,222	—

						$10,781	$12,040

On June 16, 2006, the Company contributed Montgomery Executive Center, a 119,679 square foot office building in Gaithersburg, Maryland, at a value of $23.5 million for 100% of the property, to a new joint venture with an investment advisor. The investment advisor contributed $8.2 million in cash for a 75% ownership interest and the joint venture borrowed $12.5 million from a third party lender. The Company received net cash proceeds of $20.6 million which was used to pay down the Company’s unsecured bank line of credit. The Company recognized a gain from the transaction of $10.5 million relating to the outside partner’s purchase of its interest of 75%. The Company retained a 25% ownership interest in the joint venture and will provide property management, leasing and asset management services to the joint venture on an on-going basis. The investment balance is net of a deferred gain on the sale of $3.5 million, which will be recognized when the joint venture sells the contributed property.

On June 15, 2006, the Company and one of its joint venture partners sold the property known as 2000 Corporate Ridge in McLean, Virginia for $79.1 million. The Company received from the joint venture net cash proceeds of $14.5 million which was used to pay down the Company’s unsecured bank line of credit. The Company’s portion of the gain on sale of $10.1 million is included in equity in earnings of unconsolidated joint ventures. The Company also recognized an incentive fee of $1.1 million, which is included in fee and reimbursements income.

On June 9, 2006, the Company and one of its joint venture partners sold the property known as Rincon Center, a mixed-use property in San Francisco comprised of 528,000 square feet of class “A” office and retail and 320 apartment units for $275.0 million. The Company received from the joint venture net cash proceeds of $13.6 million which was used to pay down the Company’s unsecured bank line of credit. The Company’s portion of the gain on sale of $9.5 million is included in equity in earnings of unconsolidated joint ventures.

As of June 30, 2006, the Company purchased 3,308 or 5% and 5,514 or 6.6% of the units in Rancon Realty Fund IV,

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

a California Limited Partnership and Rancon Realty Fund V, a California Limited Partnership, respectively, “Rancon Partnership”. Together these partnerships own Tri-City Corporate Centre which is a mixed use project containing 1,011,208 square feet of class “A” office and 197,047 square feet of retail, located in San Bernardino, California in the Inland Empire. Since January 1995, the Company has been contracted by each of the partnerships to perform property and asset management as well as construction, leasing, financing and development services. See Note 12 for discussion of related party transactions.

NOTE 8. MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage collateralized by a 50% interest in 140 acres of land at Gateway Business Park in Aurora, Colorado. The balance of this mortgage loan receivable increased from $11,231,000 at December 31, 2005, to $11,974,000 at June 30, 2006 due to monthly interest accruals totaling $743,000. The loan was originally funded in June 1998 and has an interest rate of 9.0%. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Business Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development. No loan loss reserves have been recorded related to this loan. The borrowing entities in this loan arrangement have been deemed to be VIEs, but the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The Company’s maximum exposure to loss is equal to the recorded amount of its loan, including accrued interest.

NOTE 9. OTHER ASSETS

As of June 30, 2006 and December 31, 2005, other assets on the consolidated balance sheets consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Other receivables [1]	$907	$378
Prepaid expenses and deposits	4,207	4,070
Notes receivable	1,288	1,288
Investment in management contracts, net of accumulated amortization	361	578
Other	1,518	1,627

Total other assets	$8,281	$7,941

[1]	Included in other receivables at June 30, 2006 are development and lease consulting fees totaling $223,000 from the Rancon Partnerships related to Tri-City Corporate Centre.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

NOTE 10. SECURED AND UNSECURED LOANS

The Company had the following mortgage loans and unsecured bank line of credit outstanding as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006	December 31, 2005
Loans with various lenders, bearing interest at fixed rates between 4.73% and 7.01% at June 30, 2006, and 4.73% and 8.32% at December 31, 2005, with monthly principal and interest payments ranging between $52 and $297 and maturing at various dates through July 1, 2016. These loans are collateralized by properties with an aggregate net carrying value of $681,210 and $737,499 at June 30, 2006 and December 31, 2005, respectively. One of these loans includes an unamortized premium of $745 and $896 at June 30, 2006 and December 31, 2005, respectively.	$500,819	$536,047

Loan with an insurance company, net of unamortized discount of $215 and $255 at June 30, 2006 and December 31, 2005, respectively. The loan has two fixed rate components. The fixed rate component of $30,672 at June 30, 2006 bears interest at 6.13%, matures on February 11, 2009, and requires monthly principal and interest payments of $231. The fixed rate component of $136,436 at June 30, 2006 bears interest at 5.91%, matures on February 11, 2009, and requires monthly principal and interest payments of $923. The two components are cross-collateralized by properties with an aggregate net carrying value of $215,024 and $217,514 at June 30, 2006 and December 31, 2005, respectively.

	167,108	168,823

Total mortgage loans	667,927	704,870
Unsecured $180,000 line of credit with a group of commercial banks, with a variable interest rate of 30-day LIBOR plus 1.65% at June 30, 2006 and 30-day LIBOR plus 1.20% at December 31, 2005 (7.0% and 5.59%, respectively), monthly interest only payments and a maturity date of March 26, 2007, with a one-year extension option.	88,734	106,669

Total mortgage loans and unsecured bank line of credit before adjustment for properties held for sale	$756,661	$811,539

Mortgage loans on the consolidated balance sheets as of June 30, 2006 and December 31, 2005 are presented net of properties classified as held for sale. The following table reconciles total mortgage loans from the table above to the amounts presented on the consolidated balance sheets (dollars in thousands):

	June 30, 2006	December 31, 2005
Total mortgage loans	$667,927	$704,870
Mortgage loans related to properties held for sale (Note 5)	—	(45,000)

Total mortgage loans adjusted for properties held for sale	$667,927	$659,870

At June 30, 2006 and December 31, 2005, the Company’s indebtedness included fixed-rate debt of $667,927,000 and $704,870,000, respectively, and floating-rate debt of $88,734,000 and $106,669,000, respectively.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

Outstanding borrowings under the Company’s unsecured bank line of credit decreased from $106,669,000 at December 31, 2005, to $88,734,000 at June 30, 2006. The decrease was due to pay downs totaling $112,061,000 generated from the proceeds of property and land sales and cash flow from operations, partially offset by draws totaling $94,126,000 for common stock repurchases, property acquisition, mortgage loan payoff and dividend distributions. The unsecured bank line of credit requires the Company, among other things, to be in compliance with certain financial and operating covenants. The Company has been in compliance during all of 2005 and 2006.

For the six months ended June 30, 2006, the following mortgage loan transactions occurred (dollars in thousands):

June 30, 2006
Balance at beginning of year	$704,870
Repayments and scheduled principal amortization	(121,571)
New borrowings and refinancing (a)	129,628
Repaid upon sale of properties and joint venture interest (see Note 6 — Investment in Land and Development)	(45,000)

Balance at end of period	$667,927

(a)	On April 27, 2006, the Company obtained a new mortgage loan of $30.6 million in connection with the acquisition of 3330 Cahuenga Boulevard. The loan bears interest at a fixed rate of 6.93% and matures in October 2006.

On May 31, 2006, the Company completed a $30 million refinancing of its King Street Station II property. The loan bears interest at a fixed rate of 5.62% and matures in June 2016. Proceeds from the refinancing were used to repay the existing loan.

On May 31, 2006, the Company completed a $28 million refinancing of its 400 South El Camino property. The loan bears interest at a fixed rate of 5.78% and matures in June 2016. Proceeds from the refinancing were used to repay the existing loan.

On June 30, 2006, the Company completed a $41 million refinancing of its CenterPointe I-IV properties. The loan bears interest at a fixed rate of 6.39% and matures in July 2016. Net proceeds of $2.5 million were used to pay down the Company’s unsecured bank line of credit after repaying two existing loans and closing costs.

At June 30, 2006 and December 31, 2005, the Company was not a party to any open interest rate protection agreements. Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

The required principal payments on the Company’s debt for the next five years and thereafter, as of June 30, 2006, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $88,734,000 which has an initial maturity of March 26, 2007.

Year Ending December 31,
2006	$65,224
2007	112,439
2008	107,165
2009	193,960
2010	33,115
Thereafter	244,758

Total	$756,661

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

NOTE 11. OTHER LIABILITIES

As of June 30, 2006 and December 31, 2005, other liabilities on the consolidated balance sheets consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Accounts payable and accrued liabilities	$5,438	$7,718
SFAS No. 141 below market rate leases, net of accumulated amortization	10,639	10,809
Unsecured note payable	2,914	2,846
Accrued retirement benefits	5,393	5,321
Interest payable	2,254	2,210
Security deposits	6,027	5,928
Property taxes payable	1,806	1,459
Prepaid rents	3,368	3,949
Deferred gain on sale	1,032	1,000
Deferred income	—	36

Total other liabilities	$38,871	$41,276

NOTE 12. RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled approximately $1,791,000 and $292,000 for the three months ended June 30, 2006 and 2005, respectively, and $1,895,000 and $415,000 for the six months ended June 30, 2006 and 2005, respectively, and consisted of incentive fees, structuring fees, property and asset management fees and other fee income. Included in the three and six months ended June 30, 2006 are property and asset management fees, lease consulting and development fees from Rancon Partnership (Tri-City Corporate Centre) as they became a related party beginning in the second quarter of 2006.

NOTE 13. PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS

In the first quarter of 2006, in connection with the disposition of the Osram Building, an additional provision for impairment of real estate assets of $561,000 was recognized due to higher than anticipated costs to sell the property. Separately, in the first quarter of 2005, in connection with the Company’s decision to dispose of assets in its non-core markets and certain non-core assets in core markets, the Company reduced the intended holding period of 21 assets to two years or less. Based on the Company’s analysis of the anticipated net disposition proceeds of each asset over the next two years, the Company determined that nine of the assets were impaired. The difference between the estimated fair value (calculated by sales proceeds) and the net book value was approximately $49.3 million. When combined with impairment charges recognized on two additional assets sold during the first quarter of 2005, the total impairment charge recognized during the six months ended June 30, 2005, was approximately $58.2 million ($53.1 million of which is included in discontinued operations).

NOTE 14. LOSS ON EARLY EXTINGUISHMENT OF DEBT

During the three and six months ended June 30, 2006, the Company recorded losses on early extinguishment of debt of $103,000, which consisted primarily of write-offs of unamortized original financing costs as well as a prepayment penalty in connection with the refinancing of debts and payoff of various loans. In connection with various loan payoffs, including those related to properties classified as discontinued operations, the Company recorded aggregate losses on early extinguishment of debt of $135,000 and $3,074,000 during the three and six months ended June 30, 2005, consisting of prepayment penalties and write-offs of unamortized original financing costs. Of these total losses, $135,000 and $2,513,000 has been included in discontinued operations for the three and six months ended June 30, 2005, as they were related to loan payoffs in connection with property sales.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

NOTE 15. EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (loss) available to Common Stockholders – Basic	$28,628	$11,979	$34,733	$(32,561)
Minority interest	2,643	1,005	3,201	—
Preferred dividends	1,811	—	—	—

Net income (loss) available to Common Stockholders – Diluted	$33,082	$12,984	$37,934	$(32,561)

Weighted average shares:
Basic	32,029,830	35,921,157	32,329,709	35,870,534
Stock options and restricted stock	171,227	243,961	154,365	—
Convertible Operating Partnership Units	2,993,791	2,993,969	2,993,413	—
Preferred stock	2,848,216	—	—	—

Diluted	38,043,064	39,159,087	35,477,487	35,870,534

Basic earnings (loss) per share	$0.89	$0.33	$1.07	$(0.91)
Diluted earnings (loss) per share	$0.87	$0.33	$1.07	$(0.91)

Options to purchase shares of the Company’s common stock of 1,976,582 and 1,992,121 for the three and six months ended June 30, 2006, respectively, and 2,368,239 for the three months ended June 30, 2005, have been excluded from the computation of diluted earnings per share as the exercise prices of the stock options were greater than or equal to the average share price for the period, and therefore, their inclusion would have been anti-dilutive. For the six months ended June 30, 2005, 2,923,700 options to purchase shares of the Company’s common stock and 2,997,941 convertible operating partnership units have been excluded from the computation of diluted earnings per share as they are anti-dilutive due to loss from continuing operations after adjusting for preferred dividends. The conversion of preferred stock has been excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2005 and for the six months ended June 30, 2006, as it is anti-dilutive.

NOTE 16. SEGMENT INFORMATION

The Company owns and operates office properties throughout the United States and manages its business by geographic markets. During the three months ended June 30, 2006, office properties represented approximately 96% of the Company’s portfolio by net operating income and consist primarily of multi-tenant office buildings. The remaining 4% of the Company’s portfolio consists primarily of industrial properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s geographic markets are managed separately as each market requires different operating, pricing and leasing strategies. Each represents a reportable segment. As of June 30, 2006, the Company’s largest markets are Southern California, Washington D.C., Northern New Jersey, Boston and San Francisco.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon net operating income of the combined properties which represents rental revenue less property operating expenses in each segment. Significant information used by the Company for its reportable segments (including discontinued operations) as of and for the three and six months ended June 30, 2006 and 2005, is as follows (in thousands):

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Washington D.C.
Rental revenue and tenant reimbursements	$11,719	$9,112	$23,128	$17,116
Property operating expenses	3,279	2,269	6,803	4,563

Net operating income	$8,440	$6,843	$16,325	$12,553

Southern California
Rental revenue and tenant reimbursements	$9,354	$8,685	$18,090	$17,379
Property operating expenses	2,895	2,683	5,733	5,435

Net operating income	$6,459	$6,002	$12,357	$11,944

Northern New Jersey
Rental revenue and tenant reimbursements	$6,857	$6,271	$13,378	$12,152
Property operating expenses	2,382	2,063	4,920	4,527

Net operating income	$4,475	$4,208	$8,458	$7,625

Provision for impairment of real estate assets	$—	$—	$—	$836

Boston
Rental revenue and tenant reimbursements	$6,435	$6,357	$13,173	$12,836
Property operating expenses	3,253	2,713	6,623	5,871

Net operating income	$3,182	$3,644	$6,550	$6,965

San Francisco
Rental revenue and tenant reimbursements	$4,697	$2,301	$9,363	$4,777
Property operating expenses	1,582	701	3,105	1,430

Net operating income	$3,115	$1,600	$6,258	$3,347

Tampa/Orlando
Rental revenue and tenant reimbursements	$1,978	$2,049	$3,969	$4,401
Property operating expenses	606	603	1,279	1,359

Net operating income	$1,372	$1,446	$2,690	$3,042

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Denver
Rental revenue and tenant reimbursements	$1,780	$1,688	$3,373	$3,380
Property operating expenses	589	644	1,223	1,282

Net operating income	$1,191	$1,044	$2,150	$2,098

Provision for impairment of real estate assets	$—	$—	$—	$3,136

Las Vegas
Rental revenue and tenant reimbursements	$1,008	$1,249	$1,914	$2,533
Property operating expenses	224	291	480	595

Net operating income	$784	$958	$1,434	$1,938

All Others
Rental revenue and tenant reimbursements	$1,557	$9,843	$3,257	$20,330
Property operating expenses	573	4,448	1,442	9,194

Net operating income	$984	$5,395	$1,815	$11,136

Provision for impairment of real estate assets	$—	$—	$561	$54,264

Discontinued Operations
Rental revenue and tenant reimbursements	$(878)	$(10,127)	$(2,006)	$(21,092)
Property operating expenses	(304)	(4,359)	(890)	(9,231)

Net operating (income) loss	$(574)	$(5,768)	$(1,116)	$(11,861)

Provision for impairment of real estate assets	$—	$—	$(561)	$(53,139)

Total
Rental revenue and tenant reimbursements	$44,507	$37,428	$87,639	$73,812
Property operating expenses	15,079	12,056	30,718	25,025

Net operating income	$29,428	$25,372	$56,921	$48,787

Provision for impairment of real estate assets	$—	$—	$—	$5,097

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

The following is a reconciliation of segment revenues and net operating income to total operating revenue and income (loss) before minority interest, discontinued operations and cumulative effect of a change in accounting principle for the periods presented above (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenues
Rental revenue and tenant reimbursements for reportable segments	$44,507	$37,428	$87,639	$73,812
Fees and reimbursements, including from related parties	2,111	1,359	2,999	2,454

Total operating revenue	$46,618	$38,787	$90,638	$76,266

Net Operating Income
Net operating income for reportable segments	$29,428	$25,372	$56,921	$48,787
Provision for impairment of real estate assets for reportable segments	—	—	—	(5,097)
Unallocated amounts:
Fees and reimbursements, including from related parties	2,111	1,359	2,999	2,454
Interest and other income	529	615	1,029	1,645
Equity in earnings of unconsolidated joint ventures	19,713	169	19,812	302
Gain on sale of real estate assets	10,506	—	10,506	—
General and administrative	(3,799)	(3,925)	(7,781)	(7,210)
Depreciation and amortization	(13,908)	(11,777)	(27,415)	(23,510)
Interest expense	(11,615)	(8,683)	(22,204)	(16,817)
Loss on early extinguishment of debt	(103)	—	(103)	(561)

Income (loss) before minority interest, discontinued operations and cumulative effect of change in accounting principle	$32,862	$3,130	$33,764	$(7)

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

The following is a reconciliation of segment assets to total assets for the periods presented on the consolidated balance sheets (in thousands):

	As of June 30, 2006	As of December 31, 2005
Washington D.C.	$318,909	$334,076
Southern California	226,423	197,647
Northern New Jersey	140,457	131,416
Boston	141,691	144,203
San Francisco	179,071	181,544
Tampa/Orlando	37,791	38,719
Denver	38,077	38,895
Las Vegas	19,811	20,333
All others	30,422	67,449
Properties held for sale	(15,726)	(44,674)

Total rental properties for reportable segments, net	1,116,926	1,109,608

Unallocated amounts:
Properties held for sale	16,088	103,548
Investments in land and development	51,057	51,750
Investments in unconsolidated joint ventures	10,781	12,040
Mortgage loans receivable	11,974	11,231
Leasing and financing costs, net	20,815	21,465
Straight-line rent receivable	19,131	16,874
Cash and cash equivalents	5,746	3,661
Restricted cash	5,228	5,720
Accounts receivable, net	3,128	2,292
Other assets, net	8,281	7,941

Total assets	$1,269,155	$1,346,130

NOTE 17. STOCK COMPENSATION PLAN AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Adoption of New Accounting Pronouncement

The Company has an employee stock incentive plan and issues stock options and stock grants to employees, officers and directors. Prior to January 1, 2006, the Company accounted for the stock options in the employee stock incentive plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the methodology prescribed in APB 25, no stock-based employee compensation cost for options was reflected in net income as all options granted since the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The options vest over periods ranging from 1 and 10 years, and have a maximum term of 10 years. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards No. 123, (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under that transition method, no restatement of compensation cost is recognized in prior periods as required by SFAS 123(R). Effective January 1, 2006, compensation cost is recognized for the cost of all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, with the offsetting reduction in additional paid-in-capital.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

Prior to January 1, 2006, the Company accounted for stock grants in the employee stock incentive plan based on the stock price at the date of grant. SFAS 123(R) requires measurement of compensation cost for the stock grants at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

As of June 30, 2006, 395,961 shares of stock grants were outstanding under the Plan. The vesting of 345,961 of these shares is time-based and the deferred compensation related to these shares is amortized to general and administrative expense ratably over the respective vesting periods that range from 1 to 10 years.

The vesting of 50,000 of these shares, which were granted on March 30, 2004, is based on achieving annual performance metrics over a ten-year period and compensation cost is recognized ratably over the requisite service period. For these shares, the adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $277,000 during the first quarter of 2006, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted under APB Opinion No. 25.

Nonvested stock grants as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Shares	Weighted Avg Grant-Date Fair Value
Nonvested at beginning of period	183,800	$20.71
Granted	13,500	$19.53
Vested	(23,225)	$21.09
Forfeited	(10,280)	$18.39

Nonvested at end of period	163,795	$20.70

At June 30, 2006, there was $2.0 million of unrecognized compensation cost related to nonvested stock grants that the Company expects to recognize over a weighted average period of 4.8 years.

In addition, under the Plan, the Company, on February 15, 2006, issued a 2006 Annual Incentive Program and 2006 Multi-Year Incentive Program to key executive officers that were approved by the Board of Directors in January 2006. The vesting of the 63,600 shares of the 2006 Annual Incentive Program is based on achieving performance and market condition metrics over a four-year requisite service period and compensation cost is recognized on an accelerated basis. The fair value of these stock grants is estimated on the date of the grant using a lattice valuation model and estimated forfeitures of 40,048 shares. The Company recognized compensation cost of $38,484 and $76,968 for the 2006 Annual Incentive Program for the three and six months ended June 30, 2006. The vesting of the 181,088 shares of the 2006 Multi-Year Incentive Plan is based on achieving market condition metrics and compensation cost is recognized ratably over a four-year requisite service period. The fair value of these stock grants is estimated on the date of grant using a lattice valuation model and estimated forfeitures of 117,314 shares. The Company recognized compensation cost of $72,145 and $144,290 for the 2006 Multi-Year Incentive Plan for the three and six months ended June 30, 2006.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

On May 4, 2006, the board of directors of the Company amended and restated the Plan. New York Stock Exchange issuer rules prohibit “evergreen” provisions to issuer stock compensation plans which have a term longer than ten years and automatically increases the shares available for grant. Prior to the Plan’s amendment, automatic increases to the number of shares available for grant were triggered whenever the Company issued any of its common stock. The board therefore approved an amendment and restatement of the Plan to eliminate the automatic increases provisions and to set the number of shares available for grant at the current maximum, three million six hundred seventy thousand eight hundred thirty-three (3,670,833), while maintaining the perpetual life of the Plan.

In May 1999, the Company’s stockholders approved the grant of 700,000 non-qualified stock options to Robert Batinovich, Chairman of the Company, and 300,000 non-qualified stock options to Andrew Batinovich, President and CEO of the Company, outside the Plan, at exercise prices ranging from $27.03 to $37.84. As of June 30, 2006, 1,992,121 options to purchase shares of Common Stock, including the 1,000,000 of stock options granted to Robert Batinovich and Andrew Batinovich as described above, and 395,961 shares of bonus grants were outstanding under the Plan.

For the three and six months ended June 30, 2006, the Company recorded stock option compensation expense of $9,800 and $18,100, respectively, using an estimated weighted average fair value of $1.68 using the Black-Scholes option-pricing model, based on options issued from date of inception forward, and the following weighted-average assumptions: dividend yield of 9.09%, risk-free interest rate of 4.73%, expected volatility factor of 28.42%, and expected lives of 5-10 years.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss) available to Common Stockholders
As reported	$11,979	$(32,561)
SFAS No. 123 Adj.	(63)	(101)

Pro forma	$11,916	(32,662)

Basic earnings (loss) per share
As reported	$0.33	$(0.91)
SFAS No. 123 Adj.	—	—

Pro forma	$0.33	$(0.91)

Diluted earnings (loss) per share
As reported	$0.33	$(0.91)
SFAS No. 123 Adj.	—	—

Pro forma	$0.33	$(0.91)

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

(unaudited)

The following table represents stock option activity for the three months ended June 30, 2006:

	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Life
Outstanding at beginning of period	2,531,701	$23.46
Granted	—	$—
Exercised	(294,170)	$15.84
Forfeited/Canceled	(89,430)	$18.05

Outstanding at end of period	2,148,101	$24.66	2.79 years
Exercisable at end of period	2,063,277	$24.95	2.74 years

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 were $0.5 million and $1.7 million, respectively. Cash received from option exercises for the three and six months ended June 30, 2006 were $1.7 million and $4.7 million, respectively.

The Company plans to issue stock under the reserve plan pursuant to the exercise of stock options.

The following table summarizes information about stock options outstanding at June 30, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding at 6/30/06	Weighted-average remaining contractual life	Weighted- average exercise price	Number Exercisable at 6/30/06	Weighted- average exercise price
$11.35 to $15.14	149,103	1.5 years	$13.27	149,103	$13.27
$15.14 to $18.92	656,498	4.1 years	$17.00	573,340	$16.89
$18.92 to $22.70	327,500	2.3 years	$21.47	325,834	$21.47
$22.70 to $26.49	15,000	1.4 years	$25.00	15,000	$25.00
$26.49 to $30.27	333,333	2.3 years	$27.03	333,333	$27.03
$30.27 to $34.06	333,333	2.3 years	$32.44	333,333	$32.44
$34.06 to $37.84	333,334	2.3 years	$37.84	333,334	$37.84

	2,148,101	2.79 years	$24.66	2,063,277	$24.95

The aggregate intrinsic value of stock options outstanding at June 30, 2006 was $4.2 million. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the Company’s closing stock price of $21.54 as of June 30, 2006.

Cumulative Effect of Change in Accounting Principle

The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method. As of December 31, 2005, the Company recognized a $277,200 cumulative effect adjustment ($0.01 per common share – basic and diluted) to appropriately recognize compensation cost for only the awards that it expects to ultimately vest. The total compensation cost that should be recognized over the ten year requisite service period would be $333,000. The Company would recognize $214,200 of compensation cost over the last 8.25 years.

There was no impact on cash flows from operating or financing activities as a result of the adoption of SFAS 123(R).

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

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

NOTE 19. EQUITY TRANSACTIONS

Stock Repurchases

As of June 30, 2006, the Company’s Board of Directors authorized the repurchase of 14,710,700 shares of common stock. During the six months ended June 30, 2006, the Company repurchased 1,805,600 shares at an average cost of $19.01 per share, bringing the total repurchases through June 30, 2006 to 10,726,316 shares at an average cost of $17.60 per share. All shares repurchased have been retired.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Glenborough Realty Trust Incorporated is a self-administered Real Estate Investment Trust (REIT) with a nationwide portfolio of 45 primarily office properties, including 4 joint ventures, as of June 30, 2006. We focus on owning and managing high-quality, multi-tenant office properties with strong demand attributes located in supply constrained locations within large diverse markets. Our portfolio encompasses approximately 8 million square feet with the largest concentrations in the following markets: Washington D.C., Southern California, Northern New Jersey, Boston and San Francisco.

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

Results of Operations

Overview

Portfolio Performance

Overall portfolio occupancy (excluding joint ventures) increased from 90.2% at December 31, 2005 to 94.1% at June 30, 2006.

Lease Maturities

During the three months ended June 30, 2006, we executed approximately 92,365 square feet of new office leases at an average rent of $26.03 per square foot. We also renewed approximately 192,193 square feet of office leases which expired in 2006 at an average rent per square foot of $20.02. The renewals represented an increase in effective rents (annualized rents net of concessions) of 3.9% during the second quarter of 2006.

Comparison of the three and six months ended June 30, 2006 to the three and six months ended June 30, 2005.

Net Operating Income. Following is a table of net operating income by market, for comparative purposes, presenting the results for the three and six months ended June 30, 2006 and 2005 (in thousands), excluding discontinued operations. The data set forth below should be read in conjunction with “Note 16. Segment Information” in our consolidated financial statements included in Item 1.

	Three Months ended			Six Months ended
	June 30, 2006	June 30, 2005	Variance in dollars	June 30, 2006	June 30, 2005	Variance in dollars
Washington D.C.	$8,409	$6,666	$1,743	$16,347	$12,303	$4,044
Southern California	6,459	6,002	457	12,357	11,944	413
Northern New Jersey	4,480	4,045	435	8,399	7,298	1,101
Boston	3,182	3,622	(440)	6,550	6,941	(391)
San Francisco	3,115	1,600	1,515	6,258	3,347	2,911
Tampa/Orlando	1,372	1,253	119	2,638	2,506	132
Denver	1,191	1,088	103	2,150	2,184	(34)
Las Vegas	786	637	149	1,438	1,275	163
All others	434	459	(25)	784	989	(205)

Total Net Operating Income	$29,428	$25,372	$4,056	$56,921	$48,787	$8,134

	Three Months ended			Six Months ended
	June 30, 2006	June 30, 2005	Variance in dollars	June 30, 2006	June 30, 2005	Variance in dollars
Rental revenue	$38,776	$33,609	$5,167	$76,878	$66,467	$10,411
Tenant reimbursements	5,731	3,819	1,912	10,761	7,345	3,416
Property operating expenses	(15,079)	(12,056)	(3,023)	(30,718)	(25,025)	(5,693)

Total Net Operating Income	$29,428	$25,372	$4,056	$56,921	$48,787	$8,134

Rental revenue

Rental revenue for the three months ended June 30, 2006 increased $5,167,000 to $38,776,000 from $33,609,000 for the comparable period in 2005. Rental revenue for the six months ended June 30, 2006 increased $10,411,000 to $76,878,000 from $66,467,000 for the comparable period in 2005. The increase for the three and six months ended June 30, 2006 was primarily due to acquisitions of four properties and an overall increase in occupancy in the Washington D.C., Southern California, Northern New Jersey, San Francisco and Boston markets. Occupancy increased from 88.3% at June 30, 2005 to approximately 94.1% at June 30, 2006.

Tenant reimbursements

Tenant reimbursements for the three months ended June 30, 2006 increased $1,912,000 to $5,731,000 from $3,819,000 for the comparable period in 2005. Tenant reimbursements for the six months ended June 30, 2006 increased $3,416,000 to $10,761,000 from $7,345,000 for the comparable period in 2005. Reimbursements from tenants increased for the three and six months ended June 30, 2006 due to increases in operating expenses largely related to utility costs and adjustments to the receivable related to recoveries from capital projects and operating expenses.

Property operating expenses

Property operating expenses for the three months ended June 30, 2006 increased $3,023,000 to $15,079,000 from $12,056,000 for the comparable period in 2005. Property operating expenses for the six months ended June 30, 2006 increased $5,693,000 to $30,718,000 from $25,025,000 for the comparable period in 2005. The increase for the three and six months ended June 30, 2006 was primarily due to an increase in utility costs across all segments attributable to higher utility rates, increased occupancy, increased repairs and maintenance costs and higher property taxes resulting from an acquisition in both the San Francisco and Washington D.C. markets.

	Three Months ended			Six Months ended
	June 30, 2006	June 30, 2005	Variance in dollars	June 30, 2006	June 30, 2005	Variance in dollars
Fees and reimbursements, including from related parties	$2,111	$1,359	$752	$2,999	$2,454	$545

Fees and reimbursements, including from related parties

Fees and reimbursements, including from related parties, consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated joint ventures and the Rancon Partnerships (Tri-City Corporate Centre). This revenue increased $752,000 to $2,111,000 for the three months ended June 30, 2006 from $1,359,000 for the comparable period in 2005. Fees and reimbursements revenue also increased $545,000 to $2,999,000 for the six months ended June 30, 2006 from $2,454,000 for the comparable period in 2005. The increase for the three and six months ended June 30, 2006 was primarily due to an incentive fee of $1.1 million received upon the sale of 2000 Corporate Ridge (as discussed below) as a result of the economic returns generated over the life of the joint venture, partially offset by decreases in dispositions, development and other fees from the Rancon Partnerships (Tri-City Corporate Centre).

	Three Months ended			Six Months ended
	June 30, 2006	June 30, 2005	Variance in dollars	June 30, 2006	June 30, 2005	Variance in dollars
General and administrative	$3,799	$3,925	$(126)	$7,781	$7,210	$571
Depreciation and amortization	13,908	11,777	2,131	27,415	23,510	3,905
Provision for impairment of real estate assets	—	—	—	—	5,097	(5,097)

General and administrative

General and administrative expenses were basically flat with a slight decrease of $126,000 to $3,799,000 for the three months ended June 30, 2006 from $3,925,000 for the comparable period in 2005. General and administrative expenses for the six months ended June 30, 2006 increased $571,000 to $7,781,000 from $7,210,000 for the comparable period in 2005. The increase for the six months ended June 30, 2006 resulted from higher professional fees related to the restatement of the December 31, 2004 annual and the 2005 quarterly financials, as well as higher office services expenses and increased travel expenses.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2006 increased $2,131,000 to $13,908,000 from $11,777,000 for the comparable period in 2005. Depreciation and amortization for the six months ended June 30, 2006 increased $3,905,000 to $27,415,000 from $23,510,000 for the comparable period in 2005. The increase for the three and six months ended June 30, 2006 was primarily due to the acquisition of four properties in the third quarter of 2005 and during the first and second quarters of 2006 for a total purchase price of $193 million in the Washington D.C, San Francisco, Southern California and Northern New Jersey regions.

Provision for impairment of real estate assets

During the first quarter of 2005, in connection with the disposition of approximately 28 acres of land held for development, known as Eden Shores located in Hayward, California. On March 25, 2005, we entered into a contract to sell Eden Shores to an unaffiliated third party for a sales price of $12 million. At that time, we recognized an impairment charge of approximately $5.1 million which was the difference between the estimated fair value (based on sales proceeds) and the net book value.

	Three Months ended			Six Months ended
	June 30, 2006	June 30, 2005	Variance in dollars	June 30, 2006	June 30, 2005	Variance in dollars
Interest and other income	$529	$615	$(86)	$1,029	$1,645	$(616)
Equity in earnings of unconsolidated joint ventures	19,713	169	19,544	19,812	302	19,510
Interest expense	(11,615)	(8,683)	(2,932)	(22,204)	(16,817)	(5,387)
Loss on early extinguishment of debt	(103)	—	(103)	(103)	(561)	458

Interest and other income

Interest and other income were basically flat with a slight decrease of $86,000 to $529,000 for the three months ended June 30, 2006 from $615,000 for the comparable period in 2005. Interest and other income for the six months ended June 30, 2006 decreased $616,000 to $1,029,000 from $1,645,000 for the comparable period in 2005. The decrease for the six months ended June 30, 2006 was primarily due to a fee we received in the first quarter of 2005 to waive our right to acquire the Gateway Office Five development project.

Equity in earnings of unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures increased $19,544,000 to $19,713,000 from $169,000 and $19,510,000 to $19,812,000, from $302,000 during the three and six months ended June 30, 2006, respectively, primarily due to our portion of the joint ventures gains on the sale of properties. On June 15, 2006, we and one of our joint venture partners sold the property known as 2000 Corporate Ridge in McLean, Virginia for $79.1 million. We received from the joint venture net cash proceeds of $14.5 million and recognized our portion of the gain on sale of $10.1 million. In addition, on June 9, 2006, we and one of our joint venture partners sold the property known as Rincon Center, a mixed-use property in San Francisco comprised of 528,000 square feet of class “A” office and retail and 320 apartment units for $275.0 million. We received from the joint venture net cash proceeds of $13.6 million and recognized our portion of the gain on sale of $9.5 million.

Interest expense

Interest expense for the three months ended June 30, 2006 increased $2,932,000 to $11,615,000 from $8,683,000 for the comparable period in 2005. Interest expense for the six months ended June 30, 2006 increased $5,387,000 to $22,204,000 from $16,817,000 for the comparable period in 2005. The increase for the three and six months ended June 30, 2006 was primarily attributable to higher variable interest rates and a higher principal balance on our unsecured bank line of credit as well as the cessation of interest capitalization on the Marina Shores development project due to the decision to sell a majority of our interest in the development project.

Loss on early extinguishment of debt

During the three and six months ended June 30, 2006, we recorded losses on early extinguishment of debt of $103,000, which consisted primarily of write-offs of unamortized original financing costs as well as a prepayment penalty in connection with the refinancing of debts and payoff of various loans. During the six months ended June 30, 2005, losses on early extinguishment of debt of $561,000 represent a prepayment penalty and the write-off of unamortized original financing costs in connection with the refinancing of the 1100 17th Street loan.

Discontinued operations

During the three months ended June 30, 2006, discontinued operations included the results of operations of real estate assets sold or classified as held for sale prior to June 30, 2006. This included an office property classified as held for sale on April 2006. During the second quarter of 2005, we disposed of four properties for an aggregate sales price of $30.53 million, with a resulting net gain of approximately $9.3 million. During the six months ended June 30, 2006, discontinued operations included the gain on sales of real estate assets of approximately $7.7 million related to three office properties and the Marina Shores development project. Additionally, included in discontinued operations is a provision for impairment of real estate assets of $561,000 in connection with the sale of the Osram Building due to higher than anticipated costs to sell the property. During the six months ended June 30, 2005, we disposed of six properties for an aggregate sales price of $114.57 million, with a resulting net gain of approximately $26.6 million. In addition, in connection with our decision in March 2005 to dispose of assets in its non-core markets and certain non-core assets in core markets, we reduced the intended holding period of 21 assets to two years or less. Based on our analysis of the anticipated net disposition proceeds of each asset over the next two years, we determined that nine of the assets were impaired. The difference between the estimated fair value (calculated by sales proceeds) and the net book value was approximately $49.3 million. When combined with impairment charge recognized on an asset sold during the first quarter of 2005, the total impairment charge recognized during the six months ended June 30, 2005, was approximately $53.1 million. See Note 5 in our consolidated financial statements included in Item 1 for additional information regarding discontinued operations.

Gain on sale of real estate assets

The gain on sales of real estate assets of $10,506,000 during the second quarter and first six months of fiscal 2006 resulted from the gain recognized from the contribution of a property to a new joint venture. On June 16, 2006, we contributed Montgomery Executive Center, a 119,679 square foot office building in Gaithersburg, Maryland, at a value of $23.5 million for 100% of the property, to a new joint venture with an investment advisor. The investment advisor contributed $8.2 million in cash for a 75% ownership interest and the joint venture borrowed $12.5 million from a third party lender. We received net cash proceeds of $20.6 million and recognized a gain of $10.5 million relating to the outside partner’s purchase of its 75% interest; the remaining 25% of the gain of $3.5 million has been deferred and netted against the investment in unconsolidated joint venture balance and will be recognized by us when the joint venture sells the contributed property.

Cumulative Effect of Change in Accounting Principle

We adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method. The adoption of FAS 123(R) resulted in a cumulative benefit of $277,000 related to the impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted under APB Opinion No. 25.

Charges associated with the redemption of preferred stock

In January 2005, we redeemed approximately 3.1 million shares of our outstanding 7 3/4% Series A Convertible Preferred Stock. In connection with this redemption, during the three months ended June 30, 2005, we incurred $596,000 for the final dividends declared and paid on the redeemed preferred shareholders, as well as a charge of $5,309,000, which consisted of $3,452,000 for the non-cash write-off of original issuance costs of the preferred shares, $1,812,000 for the premium paid to redeem the preferred shares and $45,000 in other miscellaneous costs.

Liquidity and Capital Resources

Cash Flows

For the six months ended June 30, 2006, cash provided by operating activities was $25,551,000 as compared to $26,483,000 for the same period in 2005. This change was primarily due to increases in interest expense and increases in general and administrative expenses (as discussed above), which were partially offset by an increase in net operating income. Cash provided by investing activities was $89,454,000 for the six months ended June 30, 2006, as compared to $73,647,000 for the same period in 2005. This change is primarily due to proceeds received from sale of joint venture properties, higher proceeds from property sales and a decrease in payments for capital and tenant improvements, partially offset by an increase in funds used for acquisition of properties and investment in Tri-City Corporate Centre during the six months ended June 30, 2006. Cash used for financing activities was $113,883,000 for the six months ended June 30, 2006, as compared to $101,301,000 for the same period in 2005. This change is due primarily to an increase in repayments of debt and repurchases of common stock in 2006, partially offset by an increase in borrowings in 2006 and the costs of the preferred stock redemption in 2005.

During the six months ended June 30, 2006 and 2005, cash provided by operating activities was insufficient to pay dividends by $30,000 and $5,129,000, respectively. The shortfalls were funded from property sales.

We expect to meet our short-term liquidity requirements generally through our working capital, our unsecured bank line of credit and cash generated by operations. We anticipate that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term. In addition to cash generated by operations, the unsecured bank line of credit provides for working capital advances. However, there can be no assurance that our results of operations will not fluctuate in the future and at times affect our ability to meet our operating requirements and the amount of our distributions. If significant decreases in occupancy or rental rates occurred at our properties, this could have an adverse impact on our operating cash flows. Similarly, increases in interest rates could have a significant adverse impact on our operating cash flows.

Our principal sources of funding for acquisitions, expansion and renovation of properties, development and stock repurchases include the unsecured bank line of credit, permanent secured debt financing, the issuance of partnership units in the Operating Partnership, proceeds from property sales including contributions to joint ventures and cash flow provided by operations.

Investments in Land and Development

Our investments in land and development decreased from $51,750,000 at December 31, 2005, to $51,057,000 at June 30, 2006. This decrease is primarily due to the sale of approximately 13.7 acres of the land at Gateway Park located in Denver, Colorado in which we had a partial interest.

In addition, on March 30, 2006, we sold a majority of our interest in the Marina Shores development project located in Redwood City, California resulting in net gain of $715,000. The Company’s investment was in the form of equity and mezzanine loans with a net basis of approximately $52.9 million and was classified as held for sale as of December 31, 2005. In connection with this sale, we repaid $45 million in secured third party financing that encumbered the project.

As of June 30, 2006 and December 31, 2005, we had investments in the following properties under development and land held for development. The investment descriptions are as of June 30, 2006 (dollars in thousands).

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at June 30, 2006		Investment Balance at December 31, 2005
Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,265		$5,248

	Subtotal - Boston			235,000			5,265		5,248

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 409 acres undeveloped	Denver	n/a	50	%(1)	35,481	(1)	35,994	(1)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	150,000	100%		4,812		4,750

	Subtotal -Denver			150,000			40,293		40,744

		Other land held for development	New Jersey/San Francisco				5,499		5,758

TOTAL LAND HELD FOR DEVELOPMENT				385,000			$51,057		$51,750

(1)	Interest in the form of mezzanine loans and equity. In addition, we hold a mortgage loan receivable secured by adjacent parcels of land with a balance of $11,974 and $11,231 at June 30, 2006 and December 31, 2005, respectively.

We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under a development alliance, we have provided an aggregate of approximately $2.5 million in debt guarantees; however, some of the loans were not fully drawn as of June 30, 2006. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. We would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for our obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that we must make payments under one of these guarantees, our only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by us in such an event can be made at this time.

Certain of the alliances with which we conduct business have been deemed to be Variable Interest Entities (VIEs) as defined by FIN 46 Revised; however, other than Marina Shores, none of these VIEs are required to be consolidated as we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $108.0 million and $61.9 million, respectively, at June 30, 2006, and $97.6 million and $60.0 million, respectively, at December 31, 2005. Our maximum exposure to loss is equal to our investments in these arrangements, plus the related debt guarantees, as described above.

Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures decreased from $12,040,000 at December 31, 2005 to $10,781,000 at June 30, 2006. This decrease was primarily due to the sales of two joint venture properties, partially offset by our investment in Tri-City Corporate Centre. To the extent our cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the underlying asset which created the basis difference and is included in our share of equity in earnings of unconsolidated joint ventures.

Mortgage Loans Receivable

Mortgage loans receivable consists primarily of a first mortgage secured by a 50% interest in 140 acres of land at June 30, 2006 and December 31, 2005 at Gateway Business Park in Aurora, Colorado (as noted in above table). Periodic payments of interest and principal are received from proceeds of land parcel sales in the project. The balance of this mortgage loan receivable increased from $11,231,000 at December 31, 2005, to $11,974,000 at June 30, 2006 due to monthly interest accruals totaling $743,000. The borrowing entities in this loan arrangement have been deemed to be VIEs, but we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. Our maximum exposure to loss is equal to the recorded amount of our loan, including accrued interest.

Mortgage Loans and Unsecured Bank Line of Credit

At June 30, 2006 and December 31, 2005, our indebtedness included fixed-rate debt of $667,927,000 and $704,870,000, respectively, and floating-rate debt of $88,734,000 and $106,669,000, respectively.

During the six months ended June 30, 2006, mortgage loans payable decreased from $704,870,000 to $667,927,000. This decrease resulted from loan payoffs of $96,117,000 in connection with new financings, $65,190,000 paid off in connection with dispositions of a property and a development project and $5,264,000 of scheduled principal amortization, offset by new mortgage loans obtained totaling $129,628,000.

Outstanding borrowings under our unsecured bank line of credit decreased from $106,669,000 at December 31, 2005, to $88,734,000 at June 30, 2006. The decrease was due to pay downs totaling $112,061,000 generated from the proceeds of property and land sales and cash flow from operations, partially offset by draws totaling $94,126,000 for common stock repurchases, property acquisition, mortgage loan payoff and dividend distributions. The unsecured bank line of credit requires us, among other things, to be in compliance with certain financial and operating covenants. We have been in compliance during all of 2005 and, 2006.

For the six months ended June 30, 2006, the following mortgage loan transactions occurred (dollars in thousands):

June 30, 2006
Balance at beginning of year	$704,870
Repayments and scheduled principal amortization	(121,571)
New borrowings and refinancing (a)	129,628
Repaid upon sale of properties and joint venture interest (see Note 6 to the consolidated financial statements — Investment in Land and Development)	(45,000)

Balance at end of period	$667,927

(a)	On April 27, 2006, we obtained a new mortgage loan of $30.6 million in connection with the acquisition of 3330 Cahuenga Boulevard. The loan bears interest at a fixed rate of 6.93% and matures in October 2006.

On May 31, 2006, we completed a $30 million refinancing of our King Street Station II property. The loan bears interest at a fixed rate of 5.62% and matures in June 2016. Proceeds from the refinancing were used to repay the existing loan.

On May 31, 2006, we completed a $28 million refinancing of our 400 South El Camino property. The loan bears interest at a fixed rate of 5.78% and matures in June 2016. Proceeds from the refinancing were used to repay the existing loan.

On June 30, 2006, we completed a $41 million refinancing of our CenterPointe I-IV properties. The loan bears interest at a fixed rate of 6.39% and matures in July 2016. Net proceeds of $2.5 million were used to pay down our unsecured bank line of credit after repaying two existing loans and closing costs.

At June 30, 2006 and December 31, 2005, we were not a party to any open interest rate protection agreements. Some of our properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by us.

The required principal payments on our debt for the next five years and thereafter, as of June 30, 2006, are as follows (in thousands). Included in the year ending December 31, 2007, is the unsecured bank line of credit balance of $88,734,000 which has an initial maturity of March 26, 2007.

Year Ending December 31,
2006	$65,224
2007	112,439
2008	107,165
2009	193,960
2010	33,115
Thereafter	244,758

Total	$756,661

Stock Repurchases

In 1999, our Board of Directors authorized the repurchase of up to 6.2 million shares of our outstanding Common Stock. This represented approximately 20% of our total outstanding Common Stock. In December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of May 2006, the repurchase authorization was increased to approximately 14.7 million shares, representing approximately 45% of Common Stock outstanding when the repurchase program began. As of June 30, 2006, 10,726,316 common shares have been repurchased and retired at an average price per share of $17.60 and a total cost of approximately $188.8 million; this represents approximately 88% of the expanded repurchase authorization and approximately 34% of Common Stock outstanding when the repurchase program began. In addition, during 1999, we announced that our Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of June 30, 2006, 1,543,700 preferred shares have been repurchased at an average price per share of $15.72 and a total cost of approximately $24.2 million; this represents approximately 45% of the expanded repurchase authorization and approximately 13% of Preferred Stock outstanding when the repurchase program began. We intend to make future stock repurchases from time to time in the open market or otherwise and the timing will depend on market conditions and other factors.

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

Property dispositions

We report real estate dispositions under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires us to separately report assets held for sale as discontinued operations if the operations and cash flows of the property have been (or will be) eliminated from our ongoing operations as a result of the disposition. Amounts included in discontinued operations include operating results of the property and the related gain or loss upon sale. Results of prior periods are included in discontinued operations to conform to that presentation. Sales of real estate are recognized when a contract has been executed, initial and continuing investment is adequate to demonstrate a commitment to pay for the property and we do not have substantial continuing involvement in the property. Sales to entities in which the Company has or receives an interest are accounted for in accordance with partial sale accounting provisions as set forth in SFAS No. 66.

Our status as a real estate investment trust

We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code. A real estate investment trust generally is not subject to federal income tax on that portion of its real estate investment trust taxable income that is distributed to its stockholders, provided that at least 90% of real estate investment trust taxable income is distributed and other requirements are met. We believe that we have complied with all requirements to qualify as a REIT for the six months ended June 30, 2006, and for the year ended December 31, 2005. Also, we do not believe that the sales of properties during the current year will violate any REIT rules or result in the characterization of us as a dealer. Accordingly, no provision for income taxes is included in our consolidated financial statements.

Our variable interest entities under FIN 46 Revised

Certain of the entities through which and with which we conduct business have been deemed to be VIEs under the provisions of FIN 46 Revised. In accordance with FIN 46 Revised, we began consolidating the entity known as Marina Shores, effective January 1, 2004, as we are deemed to be the primary beneficiary as defined by FIN 46 Revised. As of June 30, 2006, we sold a majority of our interest in the Marina Shores development project. We have other alliances which are VIEs, but we are not the primary beneficiary of them. Accordingly, the alliances are not consolidated but are accounted for under the equity method of accounting.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. We are currently evaluating the impact of adopting this Interpretation.

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

The following table sets forth our reconciliation of net income (loss) to funds from operations (FFO) for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income (loss)	$30,439	$13,791	$38,356	$(23,032)
Cumulative effect of change in accounting principle	—	—	(277)	—
Real estate depreciation and amortization, net of minority interest (1)	12,845	12,724	25,376	27,047
Preferred dividends	(1,811)	(1,812)	(3,623)	(3,624)
Dividends declared on redeemed preferred stock	—	—	—	(596)
Premium and write-off of original issuance costs on preferred stock redemption	—	—	—	(5,309)
Gain on sale of unconsolidated joint venture properties, net of minority interest	(18,052)	—	(18,052)	—
Gain on sale of real estate assets, net of minority interest	(9,619)	—	(9,619)	—
Loss (gain) on sale from discontinued operations, net of minority interest	69	(8,598)	(6,369)	(24,587)
Adjustment to reflect FFO of unconsolidated joint ventures (2)	251	178	408	357
Adjustment to reflect FFO of minority interest (3)	1,288	1,348	2,402	(2,501)

FFO available to Common Stockholders	$15,410	$17,631	$28,602	$(32,245)

(1)	Excludes non-real estate depreciation and amortization.
(2)	Represents the adjustments to FFO required to reflect the FFO of the unconsolidated joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.
(3)	Represents the minority interest holders’ share of real estate depreciation and amortization, gain on sale of unconsolidated joint venture properties, gain on sale of real estate assets and loss (gain) on sale from discontinued operations.

Forward-Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward-looking statements include statements relating to:

•	Our expectation to meet our short-term liquidity requirements generally through our working capital, our unsecured bank line of credit and cash generated by operations;

•	Our anticipation that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term;

•	Our intention to make future stock repurchases from time to time in the open market or otherwise depending on market conditions and other factors;

•	Our belief that we have complied with all requirements to qualify as a REIT and, as a result, our exclusion of income taxes from our consolidated financial statements;

•	Our anticipation that certain provisions of our lease documents may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation;

•	Our anticipation that lease rollover will affect our rental revenues with changes in portfolio occupancy and changes in rental rates upon lease renewal;

•	Our expectation that changes in market interest rates will not have a material impact on the performance or fair value of our mortgage loans receivable;

•	Our belief that claims and lawsuits which have arisen against us in our normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

•	Our belief that we will likely be funding a portion of the working capital needs of certain properties held for development;

•	Statements regarding our required principal payments on debt for the next five years and thereafter;

•	Our belief that the sales of properties during the current year will not violate any REIT rules or result in the characterization of us as a dealer; and

•	Statements regarding the effect of changes in interest rates on our financial instruments.

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward-looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

•	increased costs of financing cause a reduction in demand for commercial properties and, therefore, a reduction in the market value of the listed assets;

•	the unanticipated effect of any future impairment charges associated with asset dispositions or market conditions;

•	an unexpected inability to access capital;

•	the availability and creditworthiness of prospective tenants and our ability to execute lease deals with them;

•	market fluctuations in rental rates, concessions and occupancy;

•	reduced demand for office space;

•	failure of market conditions and occupancy levels to improve in certain geographic areas;

•	defaults or non-renewal of leases by customers;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	changes in market conditions render the repurchase of our stock imprudent;

•	our inadvertent or technical failure to have met all requirements to qualify as a REIT;

•	the unpredictability of changes in accounting rules;

•	an interpretation of lease provisions differing from ours prevails in a dispute regarding recovery of expenses; and

•	the unpredictability of both the frequency and final outcome of litigation.

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

It is our policy to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, we have also entered into several variable rate debt arrangements. Approximately 12% at June 30, 2006 and 13% at December 31, 2005 of our outstanding debt, including amounts borrowed under our unsecured bank line of credit, were subject to variable rates. The average interest rate on our debt increased from 5.70% at December 31, 2005 to 5.79% at June 30, 2006. We review interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. We do not have any other material market-sensitive financial instruments. It is not our policy to engage in hedging activities for speculative or trading purposes.

We may enter into forward interest rate or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates are significant. Under a forward interest rate agreement, if the referenced interest rate increases, we are entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we make payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At June 30, 2006, we were not a party to any forward interest rate or similar agreements.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands)
Secured Fixed	$65,224	$23,705	$107,165	$193,960	$33,115	$244,758	$667,927	$648,967
Average interest rate	6.76%	6.27%	5.03%	5.75%	4.84%	5.55%	5.63%

Unsecured Variable	$—	$88,734	$—	$—	$—	$—	$88,734	$88,734
Average interest rate	—	7.00%	—	—	—	—	7.00%

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $111,000, based upon the balances outstanding on variable rate instruments at June 30, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2006, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during our quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting, held on May 4, 2006, in Redwood City, California, the following persons were duly elected by majority vote of the holders of our common stock to serve as Class II directors:

	Votes For	Votes Withheld
Keith Locker	28,727,666	98,896
Robert Batinovich	28,614,724	211,838
Patrick Foley	26,126,811	2,699,751

The terms of office for Andrew Batinovich, Laura Wallace, Richard A. Blum and Richard A. Magnuson continued after the annual meeting.

In addition to the election of Class II directors, the Company’s shareholders also ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm as follows:

Votes For	Votes Against	Abstentions
28,788,590	24,530	13,440

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits:

3.01	Articles of Amendment and Restatement of Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

3.02	Amended Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.03	The Company’s Form of Articles Supplementary relating to the 7 3/4% Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.04	Articles Supplementary of the Series B Preferred Stock (relating to the Rights Plan) are incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

4.01	Form of Common Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

4.02	Form of 7 3/4% Series A Convertible Preferred Stock Certificate of the Company is incorporated herein by reference to Exhibit D to the Company’s Registration Statement on Form 8-A which was filed on January 22, 1998.

10.01	Amended and Restated 1996 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.1 of a Form 8-K filed by the Company with the SEC on May 5, 2006.

11.01	Statement re: Computation of Earnings Per Share is shown in Note 15 of the Consolidated Financial Statements of the Company in Item 1.

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.02	Section 302 Certification of Brian Peay, Chief Financial Officer.

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

32.02	Section 906 Certification of Brian Peay, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

By: Glenborough Realty Trust Incorporated,

Date: August 9, 2006	/s/ Andrew Batinovich
Andrew Batinovich
Director, President and Chief Executive Officer

Date August 9, 2006	/s/ Brian Peay
Brian Peay
Executive Vice President and Chief Financial Officer

Date: August 9, 2006	/s/ Alvin Fong
Alvin Fong
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.01	Articles of Amendment and Restatement of Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

3.02	Amended Bylaws of the Company are incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

3.03	The Company’s Form of Articles Supplementary relating to the 7 3/4% Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 3.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.04	Articles Supplementary of the Series B Preferred Stock (relating to the Rights Plan) are incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

4.01	Form of Common Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-4 (Registration No. 33-83506), which became effective October 26, 1995.

4.02	Form of 7 3/4% Series A Convertible Preferred Stock Certificate of the Company is incorporated herein by reference to Exhibit D to the Company’s Registration Statement on Form 8-A which was filed on January 22, 1998.

10.01	Amended and Restated 1996 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.1 of a Form 8-K filed by the Company with the SEC on May 5, 2006.

11.01	Statement re: Computation of Earnings Per Share is shown in Note 15 of the Consolidated Financial Statements of the Company in Item 1.

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.02	Section 302 Certification of Brian Peay, Chief Financial Officer.

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

32.02	Section 906 Certification of Brian Peay, Chief Financial Officer.