Form 10-Q
period 2006-09-30
GLENBOROUGH REALTY TRUST INC
filed 2006-11-09
CIK 929454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(650) 343-9300

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $.001 par value 7 3/4% Series A Convertible Preferred Stock, $.001 par value	Name of each exchange on which registered: New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑  Accelerated Filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of November 3, 2006, 32,327,957 shares of Common Stock ($.001 par value) and 3,740,807 shares of 7.75% Series A Convertible Preferred Stock ($.001 par value, $25.00 per share liquidation preference) were outstanding.

INDEX

GLENBOROUGH REALTY TRUST INCORPORATED

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Rental properties, gross	$1,304,602	$1,296,057
Accumulated depreciation and amortization	(205,495)	(186,449)

Rental properties, net	1,099,107	1,109,608

Properties held for sale	—	103,548
Investments in land and development	59,831	51,750
Investments in unconsolidated joint ventures	12,027	12,040
Mortgage loans receivable	11,055	11,231
Leasing and financing costs (net of accumulated amortization of $11,980 and $17,664 as of September 30, 2006 and December 31, 2005, respectively)	21,749	21,465
Straight-line rent receivable	20,100	16,874
Cash and cash equivalents	4,718	3,661
Restricted cash	5,677	5,720
Accounts receivable, net	2,504	2,292
Other assets, net	8,047	7,941

TOTAL ASSETS	$1,244,815	$1,346,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans	$629,116	$659,870
Unsecured bank line of credit	99,466	106,669
Accrued common and preferred stock dividends	10,687	13,610
Obligations associated with properties held for sale	—	45,855
Other liabilities	38,108	41,276

Total liabilities	777,377	867,280

Commitments and contingencies (Note 19)

Minority interest	31,771	31,206

Stockholders’ Equity:

Common stock, $0.001 par value, 188,000,000 shares authorized, 32,273,566 and 33,710,400 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	32	34
Convertible preferred stock, $0.001 par value, 12,000,000 shares authorized, $25.00 liquidation preference, 3,740,277 shares issued and outstanding at September 30, 2006 and December 31, 2005	4	4
Additional paid-in capital	721,968	751,183
Distributions in excess of accumulated earnings	(286,337)	(303,577)

Total stockholders’ equity	435,667	447,644

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,244,815	$1,346,130

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2006 and 2005

(in thousands, except share and per share amounts)

(unaudited)

	2006	2005

OPERATING REVENUE
Rental revenue	$38,831	$35,577
Tenant reimbursements	4,545	3,644
Fees and reimbursements, including from related parties	695	849

Total operating revenue	44,071	40,070

OPERATING EXPENSES
Property operating expenses	15,347	13,562
General and administrative	5,882	3,423
Depreciation and amortization	14,175	13,116
Provision for impairment of real estate assets	—	62

Total operating expenses	35,404	30,163

Interest and other income	467	455
Equity in earnings (loss) of unconsolidated joint ventures	(73)	6
Interest expense	(10,604)	(9,795)
Loss on early extinguishment of debt	(772)	(127)

Income (loss) before minority interest, discontinued operations and gain on sale of real estate assets	(2,315)	446
Minority interest (including share of discontinued operations and gain on sale of real estate assets)	(1,070)	(2,240)

Loss before discontinued operations and gain on sale of real estate assets	(3,385)	(1,794)
Discontinued operations (including net gain on sales of $12,697 and $27,617 in 2006 and 2005, respectively and gain related to increase in fair value of property of $0 and $1,331 in 2006 and 2005, respectively)	12,988	30,417
Gain on sale of real estate assets	3,677	—

Net income	13,280	28,623
Preferred dividends	(1,812)	(1,812)

Net income available to Common Stockholders	$11,468	$26,811

Basic Income (Loss) Per Share Data:
Continuing operations (including gain on sale of real estate assets of $0.10 in 2006)	$(0.01)	$(0.04)
Discontinued operations	0.37	0.78

Net income available to Common Stockholders	$0.36	$0.74

Basic weighted average shares outstanding	32,084,122	36,003,636

Diluted Income (Loss) Per Share Data:
Continuing operations (including gain on sale of real estate assets of $0.10 in 2006)	$(0.01)	$(0.04)
Discontinued operations	0.37	0.78

Net income available to Common Stockholders	$0.36	$0.74

Diluted weighted average shares outstanding	32,084,122	36,003,636

Dividends declared per common share outstanding	$0.275	$0.35

Dividends declared per preferred share outstanding	$0.48	$0.48

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months ended September 30, 2006 and 2005

(in thousands, except share and per share amounts)

(unaudited)

	2006	2005

OPERATING REVENUE
Rental revenue	$115,710	$102,044
Tenant reimbursements	15,306	10,990
Fees and reimbursements, including from related parties	3,693	3,302

Total operating revenue	134,709	116,336

OPERATING EXPENSES
Property operating expenses	46,065	38,586
General and administrative	13,663	10,633
Depreciation and amortization	41,590	36,626
Provision for impairment of real estate assets	—	5,160

Total operating expenses	101,318	91,005

Interest and other income	1,496	2,099
Equity in earnings of unconsolidated joint ventures	19,740	308
Interest expense	(32,254)	(26,087)
Loss on early extinguishment of debt	(875)	(688)

Income before minority interest, discontinued operations, gain on sale of real estate assets and cumulative effect of change in accounting principle	21,498	963
Minority interest (including share of discontinued operations and gain on sale of real estate assets)	(4,270)	475

Income before discontinued operations, gain on sale of real estate assets and cumulative effect of change in accounting principle	17,228	1,438
Discontinued operations (including net gain on sales of $19,653 and $54,246 in 2006 and 2005, respectively and gain related to increase in fair value of property of $715 and $1,331 in 2006 and 2005, respectively)	19,949	4,162
Gain on sale of real estate assets	14,182	—

Income before cumulative effect of change in accounting principle	51,359	5,600
Cumulative effect of change in accounting principle (see Note 18)	277	—

Net income	51,636	5,600
Preferred dividends	(5,435)	(5,435)
Dividends declared on redeemed preferred stock	—	(596)
Premium and write-off of original issuance costs on preferred stock redemption and repurchases	—	(5,309)

Net income (loss) available to Common Stockholders	$46,201	$(5,740)

Basic Income (Loss) Per Share Data:
Continuing operations (including gain on sale of real estate assets of $0.40 in 2006)	$0.85	$(0.27)
Discontinued operations	0.57	0.11
Cumulative effect of change in accounting principle	0.01	—

Net income (loss) available to Common Stockholders	$1.43	$(0.16)

Basic weighted average shares outstanding	32,246,947	35,915,389

Diluted Income (Loss) Per Share Data:
Continuing operations (including gain on sale of real estate assets of $0.40 in 2006)	$0.85	$(0.27)
Discontinued operations	0.56	0.11
Cumulative effect of change in accounting principle	0.01	—

Net income (loss) available to Common Stockholders	$1.42	$(0.16)

Diluted weighted average shares outstanding	35,424,077	35,915,389

Dividends declared per common share outstanding	$0.90	$1.05

Dividends declared per preferred share outstanding	$1.45	$1.45

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2006

(in thousands)

(unaudited)

	Common Stock		Preferred Stock

	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Distributions in excess of accumulated earnings	Total

Balance at December 31, 2005	33,710	$34	3,740	$4	$751,183	$(303,577)	$447,644
Exercise of stock options	365	—	—	—	5,987	—	5,987
Share-based compensation expense	—	—	—	—	1,181	—	1,181
Issuance of restricted common stock	14	—	—	—	—	—	—
Common stock repurchases	(1,805)	(2)	—	—	(34,330)	—	(34,332)
Cancellation of stock grants	(10)	—	—	—	—	—	—
Reallocation of limited partners’ interests in Operating Partnership	—	—	—	—	(1,776)	—	(1,776)
Dividends declared on common and preferred stock	—	—	—	—	—	(34,396)	(34,396)
Cumulative effect of change in accounting principle	—	—	—	—	(277)	—	(277)
Net income	—	—	—	—	—	51,636	51,636

Balance at September 30, 2006	32,274	$32	3,740	$4	$721,968	$(286,337)	$435,667

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2006 and 2005

(in thousands)

(unaudited)

	2006	2005

Cash flows from operating activities:
Net income	$51,636	$5,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	42,269	44,341
Amortization of loan fees, included in interest expense (including discontinued operations)	1,465	1,771
Accrued interest on mortgage loans receivable	(1,133)	(1,072)
Minority interest in income from operations	4,270	(475)
Equity in earnings of unconsolidated joint ventures	(19,740)	(308)
Distributions of earnings from unconsolidated joint ventures	2,890	308
Gain on sales of real estate assets	(14,182)	—
Gain on sales of real estate assets (included in discontinued operations)	(19,653)	(54,246)
Loss on early extinguishment of debt (including discontinued operations)	875	3,265
Provision for impairment of real estate assets (including discontinued operations)	561	59,245
Gain related to increase in fair value of property	(715)	(1,331)
Cumulative effect of change in accounting principle	(277)	—
Stock-based compensation	1,181	960
Increase in other assets	(7,982)	(17,606)
Increase (decrease) in other liabilities	(5,820)	3,764

Net cash provided by operating activities	35,645	44,216

Cash flows from investing activities:
Net proceeds from sales of real estate assets	171,562	192,992
Acquisitions of rental properties	(48,269)	(157,902)
Payments for capital and tenant improvements	(12,312)	(20,148)
Investments in land and development	(11,830)	(5,834)
Net investments in unconsolidated joint ventures	(7,772)	—
Distributions from unconsolidated joint ventures	24,989	125
Principal payments from mortgage loans receivable	1,309	10,081
Advances on note receivable	—	(3,500)

Net cash provided by investing activities	117,677	15,814

Cash flows from financing activities:
Borrowings from mortgage loans	129,628	160,000
Repayment of mortgage loans	(205,382)	(113,867)
Borrowings from line of credit	122,599	174,820
Repayment of line of credit	(129,802)	(149,785)
Payment of deferred financing costs	(1,186)	(2,991)
Prepayment penalties on loan payoffs	(561)	(2,853)
Contributions from minority interest holders	100	170
Distributions to minority interest holders	(2,960)	(3,149)
Dividends paid to common and preferred stockholders	(37,319)	(43,342)
Proceeds from issuance of common stock, net of offering costs	—	(175)
Preferred stock redemption	—	(77,748)
Dividends paid on redeemed preferred stock	—	(2,102)
Premium on preferred stock redemption	—	(1,857)
Repurchases of common stock	(34,332)	—
Exercise of stock options	5,987	2,483

Net cash used for financing activities	(153,228)	(60,396)

continued

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

For the nine months ended September 30, 2006 and 2005

(in thousands)

(unaudited)

	2006	2005

Net increase (decrease) in cash and cash equivalents	$94	$(366)
Cash and cash equivalents at beginning of period after adjustment for properties held for sale	3,661	6,003
Cash and cash equivalents at properties held for sale	963	(312)

Cash and cash equivalents at end of period	$4,718	$5,325

Supplemental disclosure of cash flow information:
Cash paid for interest (net of capitalized interest of $1,867 and $3,387 in 2006 and 2005, respectively)	$31,717	$27,661

Supplemental disclosure of non-cash investing and financing activities:
Assumption of mortgage loan in acquisition of real estate	$—	$74,114

Mortgage loan receivable related to disposition of investment in land and development	$—	$(7,000)

Write-off of original issuance costs on preferred stock redemption	$—	$3,452

Reallocation of limited partners’ interests in Operating Partnership	$(1,776)	$1,376

Common and preferred stock dividends declared but not yet paid	$10,687	$14,493

The accompanying notes are an integral part of these consolidated financial statements

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

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

As of September 30, 2006, 32,273,566 shares of Common Stock and 3,740,277 shares of Preferred Stock were issued and outstanding. Common and preferred shares authorized are 188,000,000 and 12,000,000, respectively. The issuance of 2,996,715 shares of Common Stock issuable upon redemption of 2,996,715 partnership units in the Operating Partnership (as defined below), would result in 35,270,281 shares of Common Stock outstanding as of September 30, 2006. As of May 8, 2006, the Company’s Board of Directors authorized the repurchase of up to 14,710,700 shares of Common Stock and 3,450,000 shares of Preferred Stock. As of September 30, 2006, 10,726,316 shares of Common Stock and 1,543,700 shares of Preferred Stock have been repurchased at a total cost of approximately $213.0 million.

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

The Company, through its majority owned subsidiaries, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of various income-producing properties. The Company’s principal consolidated subsidiary, in which it holds a 1% general partner interest and a 90.54% limited partner interest at September 30, 2006, is Glenborough Properties, L.P. (the “Operating Partnership”). Each of the holders of the remaining interests in the Operating Partnership (“OP Units”) has the option to redeem its OP Units and to receive, at the option of the Company, in exchange for each OP Unit, either (i) one share of common stock of the Company, or (ii) cash equal to the fair market value of one share of common stock of the Company. As of September 30, 2006, the Operating Partnership, directly and through the subsidiaries in which it and the Company own 100% of the ownership interests, controls a portfolio of 44 real estate projects.

NOTE 2.           PROPOSED MERGER WITH A SUBSIDIARY OF CERTAIN FUNDS MANAGED BY MORGAN STANLEY REAL ESTATE

On August 20, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Glenborough Properties, L.P. (the “Operating Partnership”), Gridiron Holdings LLC and Gridiron Acquisition LLC (“Merger Sub”) pursuant to which we will be merged with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Merger”).

Pursuant to the terms of the Merger Agreement, each share of our common stock (“Common Stock”) issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive (i) $26.00 in cash, plus (ii) an amount in cash equal to $0.275, multiplied by the quotient obtained by dividing (A) the number of days elapsed since the last day of the last quarter for which full quarterly dividends were declared and

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

paid on the shares of Common Stock to the Closing Date (as such term is defined by the Merger Agreement), by (B) the total number of days in the fiscal quarter during which the Closing Date occurs, without interest.

Immediately prior to the effective time of the Merger, each outstanding option to purchase Common Stock will be accelerated in full such that each such outstanding option will be fully vested and exercisable. At the effective time of the Merger, each outstanding option (taking into account the vesting acceleration described in the previous sentence) will be converted into the right to receive $26.00 in cash minus the exercise price required to be paid to acquire the underlying share of Common Stock. If the exercise price per share of Common Stock with respect to an option is equal to or greater than $26.00, such option shall be canceled without any cash payment.

Immediately prior to the effective time of the Merger, each outstanding restricted share award will receive an amount in cash, equal to the product of (i) the aggregate number of shares of out Common Stock underlying such restricted share award, multiplied by (ii) (x) $26.00 in cash, plus (y) an amount in cash equal to $0.275, multiplied by the quotient obtained by dividing (A) the number of days elapsed since the last day of the last quarter for which full quarterly dividends were declared and paid on the shares of Common Stock to the Closing Date (as such term is defined by the Merger Agreement), by (B) the total number of days in the fiscal quarter during which the Closing Date occurs, without interest.

Immediately prior to the effective time of the Merger, each outstanding performance share unit will receive an amount in cash equal to the product of (i) the aggregate number of shares of our common stock underlying such performance share unit, multiplied by (ii) $26.00.

In addition, in connection with the Merger, each share of 7 3/4% Series A Convertible Preferred Stock of the Company (the “Series A Preferred Stock”) issued and outstanding immediately prior to the effective time of the Merger will be redeemed at the redemption price per share specified in our charter documents plus an amount in cash to be paid by us equal to $0.484375 multiplied by the quotient obtained by dividing (i) the number of days between the last day of the last fiscal quarter for which full quarterly dividends on the Series A Preferred Stock have been declared and paid and the Closing Date (including the Closing Date) by (ii) the total number of days in the fiscal quarter during which the Closing Date occurs, without interest in accordance with our charter documents.

Holders of limited partnership units in the Operating Partnership will receive $26.00 per unit in cash or, at their election, will have the right to receive either common units in the surviving operating partnership similar in their terms to the existing common units or, alternatively, to receive a certain number of preferred units in the surviving operating partnership. Preference units in the surviving operating partnership will have the following terms:

•	each preferred unit will have a stated liquidation preference of $25.00 and will be entitled to distributions of legally available assets by the surviving operating partnership when, as and if made by the surviving operating partnership,

in preference to all holders of other classes of partnership interests in the surviving operating partnership at the closing and senior or pari passu with any classes of partnership units issued after the merger effective time,

equal to 6 1/4% per annum on the stated liquidation preference.

•	the preferred units will be redeemable for cash, or for an in-kind distribution of the properties of the operating partnership, in an amount equal to the liquidation preference plus any accrued but unpaid distributions at the option of the holder or, in certain circumstances related to a redemption for an in-kind distribution of the properties of the operating partnership, for an amount equal to 97.5% of the liquidation preference.

•	the preferred units may be redeemable at the option of the operating partnership beginning no earlier than the tenth anniversary of the merger effective times; and

•	holders of the preferred units will generally have no voting or other consent rights in the surviving operating partnership other than the right to vote on (1) any material adverse change to their rights, (2) the creation or reclassification of any class or series of preferred partnership units which would rank senior to the preferred units with respect to distributions or rights upon liquidation or the creation of any class or series of securities convertible into preferred partnership

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

units ranking senior to the preferred units with respect to distributions or rights upon liquidation and (3) in certain circumstances, mergers or reorganizations involving REIT Merger Sub or the surviving operating partnership.

The Merger Agreement contains restrictions on our ability to solicit or engage in discussions or negotiations with a third party regarding specified transactions involving us or our subsidiaries. Notwithstanding these restrictions, under certain circumstances and subject to certain conditions, our board of directors may respond to an unsolicited written acquisition proposal or terminate the Merger Agreement and enter into an acquisition agreement with respect to a superior proposal.

The closing of the Merger is subject to customary closing conditions, including, but not limited to, the adoption of the Merger Agreement and the approval of the Merger by a majority of the holders of our Common Stock. The Merger, the Merger Agreement and the transactions contemplated thereby have been approved by our board of directors, which has also recommended that the holders of the Common Stock approve both the Merger Agreement and the Merger.

Pending the completion of the Merger, we have agreed to carry on our business in the usual, regular and ordinary course, consistent with past practice, subject to certain exceptions in the Merger Agreement.

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements present the consolidated financial position of the Company and its subsidiaries as of September 30, 2006 and December 31, 2005, and the consolidated results of operations of the Company and its subsidiaries for the three and nine months ended September 30, 2006 and 2005, and cash flows of the Company for the nine months ended September 30, 2006 and 2005. All significant intercompany transactions, receivables and payables have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of the Company as of September 30, 2006 and December 31, 2005, the results of operations of the Company for the three and nine months ended September 30, 2006 and 2005, and cash flows of the Company for the nine months ended September 30, 2006 and 2005. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation, with no effect on consolidated results of operations, cash flows, or stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

7 and 9 have been deemed to be VIEs under the provisions of FIN 46 Revised. There are other alliances which are VIEs, but the Company is not the primary beneficiary of them.

Stock-Based Compensation

The Company has an employee stock incentive plan and issues stock options and stock grants (restricted shares of common stock) to employees, officers and directors. Prior to January 1, 2006, the Company accounted for the stock options and stock grants in the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. On December 16, 2004, the FASB issued Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. The Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Under that transition method, no restatement is necessary to compensation cost recognized in prior periods. SFAS 123(R) requires measurement of compensation cost for the stock grants at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

See Note 18 for further discussion.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values (included in rental properties, gross in the accompanying consolidated balance sheet) are amortized as a reduction of rental revenue over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (included in other liabilities in the accompanying consolidated balance sheet) are amortized as an increase to rental revenue over the initial term and any fixed rate renewal periods in the respective leases.

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

Investments in Unconsolidated Joint Ventures

The Company’s investments in joint ventures are accounted for using the equity method. The Company does not hold a controlling interest in any joint venture. These investments are recorded initially at cost, net of any deferred gains and subsequently adjusted for equity in earnings and cash contributions and distributions. To the extent the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the underlying asset which created the basis difference and is included in the Company’s share of equity in earnings of unconsolidated joint ventures. See Note 8 for further discussion.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

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

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities (included in other liabilities), and the unsecured bank line of credit, the recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates that the Company would be able to obtain for mortgage loans to third parties with similar terms, the carrying value of the Company’s mortgage loans receivable approximates fair value. Based on interest rates available to the Company for debt with comparable maturities and other terms, the estimated fair value of the Company’s secured mortgage loans as of September 30, 2006 and December 31, 2005, would be approximately $620,249 and $704,035 (in thousands), respectively.

Leasing and Financing Costs

Fees paid in connection with the financing and leasing of the Company’s properties are amortized using the straight-line method over the term of the related notes payable or leases.

Minority Interest

Minority interest represents the 8.46% and 7.74% limited partner interests in the Operating Partnership not held by the Company at September 30, 2006 and December 31, 2005, respectively. The Company periodically adjusts the carrying value of minority interest to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of limited partnership interest in the Operating Partnership.

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

For the three and nine months ended September 30, 2006 and 2005, no one tenant represented 10% or more of rental revenue of the Company.

Fee and reimbursement revenue consists of fees for property management and asset management, and transaction fees for acquisition, disposition, refinancing, leasing and construction supervision services from related parties and third parties. Such fees are recognized when earned and are considered non-refundable.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

Sales of Real Estate

The Company recognizes sales of real estate when a contract has been executed, a closing has occurred, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement in the property. Each property is deemed a separately identifiable component of the Company and is reported in discontinued operations when the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Company as a result of a disposal transaction. Interest expense associated with a mortgage loan is classified as a component of discontinued operations if that loan is directly secured by a property classified as a discontinued operation. Sales to entities in which the Company has or receives an interest are accounted for in accordance with partial sale accounting provisions as set forth in Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”).

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

The Company has elected to treat one of the Operating Partnership’s subsidiaries as a taxable REIT subsidiary (TRS). The TRS is able to engage in activities that had the REIT engaged in; it would result in income that would be disqualified for purposes of qualifying as a REIT under the provisions of the Federal income tax code. Income taxes are accounted for under the asset and liability method as required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertainty of realizing the benefit of the assets, the Company has fully offset the deferred tax assets with a valuation allowance. However, the TRS may generate taxable income in future periods for Federal income tax purpose; as a result, the Company may reverse some or all of its deferred tax asset valuation allowance resulting in an income tax benefit.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The Company is currently evaluating the impact of adopting SAB 108.

NOTE 4.	RENTAL PROPERTIES

The cost and accumulated depreciation of rental properties, by market, as of September 30, 2006 and December 31, 2005, are as follows (in thousands):

	As of September 30, 2006

	Land	Buildings & Improve- ments	Total Cost	Accumulated Depreciation	Net Recorded Value

Washington D.C.	$45,968	$303,184	$349,152	$(33,622)	$315,530	*
Southern California	45,055	215,557	260,612	(36,140)	224,472	*
Northern New Jersey	28,616	137,131	165,747	(34,903)	130,844	*
Boston	21,067	159,213	180,280	(38,908)	141,372	*
San Francisco	47,429	153,917	201,346	(23,667)	177,679	*
Tampa/Orlando	7,805	41,626	49,431	(11,994)	37,437	*
Denver	4,887	41,064	45,951	(8,228)	37,723	*
Las Vegas	4,628	22,550	27,178	(7,616)	19,562
All others	2,741	22,164	24,905	(10,417)	14,488

Total	$208,196	$1,096,406	$1,304,602	$(205,495)	$1,099,107

* Includes acquisition costs allocated to at-market and above-market rate in-place leases, net of accumulated amortization, of $11,128 in Washington D.C., $3,168 in Southern California, $1,013 in Northern New Jersey, $2,290 in Boston, $4078 in San Francisco, $384 in Tampa/Orlando, and $769 in Denver.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

NOTE 5.	ACQUISITION OF RENTAL PROPERTY

On April 28, 2006, the Company acquired 3330 Cahuenga Boulevard, a 103,781 square foot, five-story multi-tenant office building located in Los Angeles. The total acquisition cost of approximately $30.6 million was funded with a new mortgage loan and a draw on the Company’s unsecured bank line of credit (as defined in Note 11). The acquisition was structured as a “reverse” 1031 tax-deferred exchange such that the net proceeds received from the sale of One Pacific were used to pay down the mortgage loan. SFAS No. 141 requires the acquirer to allocate a portion of the acquisition costs to intangible assets and liabilities in applying the purchase method of accounting. In accordance with SFAS No. 141, intangible assets related to at-market and above-market rate in-place leases recognized in this transaction amounted to approximately $1.9 million. Liabilities related to below-market rate in-place leases amounted to approximately $571,000. The Company is amortizing the intangible value of the leases over 3 years, which is the weighted average remaining life of the existing leases.

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

During the nine months ended September 30, 2006, the Company contributed two properties valued at $37.8 million, to an unconsolidated joint venture with an investment advisor. The Company recognized a gain of $14.2 million on the contribution related to the outside partner’s purchase of its interest in the contributed properties. Additionally, the Company sold five properties for an aggregate sales price of approximately $86.0 million and recognized an aggregate gain on sale of approximately $19.7 million on four of the properties, Capitol Center, Thousand Oaks, Vreeland Business Center and One Pacific Place. In addition, due to higher than anticipated costs to sell the Osram Building, an additional provision for impairment of real estate assets of $561,000 was recognized. The two properties contributed to the joint venture and the five properties sold were:

Property	Market	Square Footage	Property Status
Capitol Center	Des Moines	165,127 sf	Sold
Osram Building	Indianapolis	45,265 sf	Sold
Thousand Oaks	Memphis	422,363 sf	Sold
Vreeland Business Center	New Jersey	133,090 sf	Sold
One Pacific Place	Omaha	128,392 sf	Sold
Montgomery Executive Center	Gaithersburg	119,679 sf	Joint Venture
Gatehall I	Parsippany	113,469 sf	Joint Venture

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the gain on sale and the related operating results from the five sold properties are classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The properties that were contributed to a joint venture in which the Company retains an interest were not accounted for as discontinued operations due to

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

the Company’s significant continuing involvement in the operations and cash flows of the properties through its joint venture interest. In addition, real estate properties classified as held for sale are presented separately on the consolidated balance sheet with the related results from operations classified as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

There were no properties classified as held for sale at September 30, 2006. As of December 31, 2005, there were five assets classified as held for sale.

The major classes of assets and liabilities of Capitol Center, Osram Building, Thousand Oaks, Vreeland Business Center and Marina Shores (see Note 7), classified as held for sale at December 31, 2005 are as follows (dollars in thousands):

December 31, 2005

ASSETS
Rental properties, net	$ 44,674
Leasing and financing costs, net	1,920
Straight-line rent receivable and other assets, net	2,954
Investments in land and development	54,000

Properties held for sale	$ 103,548

LIABILITIES
Notes payable	$ 45,000
Other liabilities	855

Obligations associated with properties held for sale	$ 45,855

Below is a summary of the results of operations of: (i) sold properties through their respective disposition dates and (ii) properties held for sale through the current reporting period (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Total rental revenue	$576	$9,116	$2,582	$30,207

Property operating expenses	181	4,069	1,071	13,301
General and administrative	—	1	—	1
Depreciation and amortization	—	1,277	679	7,715
Provision for impairment of real estate assets	—	946	561	54,085
Interest expense	104	1,289	696	3,943
Loss on early extinguishment of debt	—	65	—	2,577

Total expenses	285	7,647	3,007	81,622

Interest and other income	—	—	6	—

Income (loss) before gain on sales of real estate assets	291	1,469	(419)	(51,415)
Gain on sales of real estate assets	12,697	27,617	19,653	54,246
Gain related to increase in fair value of property	—	1,331	715	1,331

Discontinued operations	$12,988	$30,417	$19,949	$4,162

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

NOTE 7.	INVESTMENTS IN LAND AND DEVELOPMENT

The Company’s investments in land and development increased from $51,750,000 at December 31, 2005, to $59,831,000 at September 30, 2006. This increase is primarily due to the acquisition of Courtyard II, a 39,000 square foot vacant office building for a total purchase price of $7.8 million located in San Diego, California. The Company plans to upgrade the property and to convert it to for-sale office condominiums, subject to certain approvals. The increase was partially offset by the sales of approximately 27.3 acres of the land at Gateway Park located in Denver, Colorado in which the Company had a partial interest.

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

As of September 30, 2006 and December 31, 2005, the Company had investments in the following properties under development and land held for development. The investment descriptions are as of September 30, 2006 (dollars in thousands).

Market	Properties	Description	City	Proposed Square Footage	Economic Interest		Investment Balance at September 30, 2006		Investment Balance at December 31, 2005

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%		$5,283		$5,248

	Subtotal - Boston			235,000			5,283		5,248

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 395 acres undeveloped	Denver	n/a	50	%(1)	35,988	(1)	35,994	(1)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	150,000	100%		5,179		4,750

	Subtotal - Denver			150,000			41,167		40,744

Southern California	Courtyard II	Vacant office building in San Diego, California, to be converted to for-sale office condominiums	San Diego	39,000	100%		7,810		—

	Subtotal – San Diego			39,000			7,810		—

		Other land held for development	New Jersey/San Francisco				5,571		5,758

TOTAL LAND HELD FOR DEVELOPMENT				424,000			$59,831		$51,750

(1)

Interest in the form of mezzanine loans and equity. In addition, the Company holds a mortgage loan receivable secured by adjacent parcels of land with a balance of $11,055 and $11,231 at September 30, 2006 and December 31, 2005, respectively (see Note 9 for further discussion).

The Company has no further contractual obligations for the future funding of these developments; however, the Company will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under a development alliance, the Company has provided an aggregate of approximately $2.5 million in debt guarantees; however, some of the loans were not fully drawn as of September 30, 2006. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

vary from less than 1 year to up to 2 years. The Company would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for the Company’s obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that the Company must make payments under one of these guarantees, its only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by the Company in such an event can be made at this time.

Certain of the alliances with which the Company conducts business have been deemed to be VIEs as defined by FIN 46 Revised; however, none of these VIEs are required to be consolidated as the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $124.6 million and $70.0 million, respectively, at September 30, 2006, and $97.6 million and $60.0 million, respectively, at December 31, 2005. The Company’s maximum exposure to loss is equal to its investments in these arrangements, plus the related debt guarantees, as described above.

NOTE 8.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Company’s investments in unconsolidated joint ventures are accounted for using the equity method. The Company records earnings on its investments equal to its ownership interest in the venture’s earnings and losses. Distributions are recorded as a reduction of the Company’s investment.

Presented in the tables below are the Company’s investments in unconsolidated joint ventures as of September 30, 2006 and December 31, 2005 and a combined summarized statement of operations of the two assets (Rincon Center I & II and 2000 Corporate Ridge) that were sold which contributed a substantial amount of the equity in earnings of unconsolidated joint ventures during the nine months ended September 30, 2006. A combined summarized balance sheet as of September 30, 2006 of the two assets was not presented as the assets were sold during the second quarter of 2006.

(Dollars in thousands)					Investment Balance
Joint Venture	Ownership Interest	Property Location	Square Footage/ Units	Property Type	Sep 30, 2006	Dec 31, 2005

Rincon Center I & II	10%	San Francisco, CA	757,250 sf	Office	$—	$4,304
2000 Corporate Ridge	10%	McLean, VA	256,022 sf	Office	—	3,174
Gateway Retail I	50%	Denver, CO	12,000 sf	Retail	444	444
Lakecrest Apartments	27%	Aurora, CO	440 units	Residential	3,802	4,118
Montgomery Executive Center	25%	Gaithersburg, MD	119,679 sf	Office	(714)	—
Tri-City Corporate Centre	7%	San Bernardino, CA	1,208,206 sf	Office / Retail	7,966	—
Gatehall I	25%	Parsippany, NJ	113,469 sf	Office	529	—

					$12,027	$12,040

For the nine months ended
(In thousands)	September 30, 2006
Statement of Operations:
Revenues	$14,901
Expenses
Operating expenses	7,530
Interest expense	4,368
Depreciation and amortization	1,661

Total expenses	13,559

Net income before gain on sale of real estate	1,342
Gain on sale of real estate	195,680

Net income	$197,022

Our share of:
Net income	$19,702
Depreciation and amortization	$166
Gain on sale of real estate	$19,568

On September 26, 2006, the Company contributed Gatehall I, an 113,469 square foot office building in Parsippany, New Jersey, at a value of $14.3 million for 100% of the property, to an existing joint venture with an investment advisor. The investment advisor contributed $5.1 million in cash for a 75% ownership interest and the joint venture borrowed $7.3 million from a third party lender. The Company received net cash proceeds of $12.4 million which were used to pay down the Company’s unsecured bank line of credit. The Company recognized a gain from the transaction of $3.7 million related to 75% of the asset now owned by the outside partner. The Company retained a 25% ownership interest in the joint venture and will provide property management, leasing and asset management services to the joint venture on an on-going basis. The investment balance is net of a deferred gain on the sale of $1.2 million, which will be recognized when the joint venture sells the contributed property.

On June 16, 2006, the Company contributed Montgomery Executive Center, an 119,679 square foot office building in Gaithersburg, Maryland, at a value of $23.5 million for 100% of the property, to a new joint venture with an investment advisor. The investment advisor contributed $8.2 million in cash for a 75% ownership interest and the

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

joint venture borrowed $12.5 million from a third party lender. The Company received net cash proceeds of $20.6 million which were used to pay down the Company’s unsecured bank line of credit. The Company recognized a gain from the transaction of $10.5 million related to 75% of the asset now owned by the outside partner. The Company retained a 25% ownership interest in the joint venture and will provide property management, leasing and asset management services to the joint venture on an on-going basis. The investment balance is net of a deferred gain on the sale of $3.5 million, which will be recognized when the joint venture sells the contributed property.

On June 15, 2006, the Company and one of its joint venture partners sold the property known as 2000 Corporate Ridge in McLean, Virginia for $79.1 million. The Company received from the joint venture net cash proceeds of $14.5 million which were used to pay down the Company’s unsecured bank line of credit. The Company’s portion of the gain on sale of $10.1 million is included in equity in earnings of unconsolidated joint ventures. The Company also recognized an incentive fee of $1.1 million, which is included in fee and reimbursements income.

On June 9, 2006, the Company and one of its joint venture partners sold the property known as Rincon Center, a mixed-use property in San Francisco comprised of 528,000 square feet of class “A” office and retail and 320 apartment units for $275.0 million. The Company received from the joint venture net cash proceeds of $13.6 million which were used to pay down the Company’s unsecured bank line of credit. The Company’s portion of the gain on sale of $9.5 million is included in equity in earnings of unconsolidated joint ventures.

As of September 30, 2006, the Company purchased 3,722 or 5.7% and 6,044 or 7.2% of the units in Rancon Realty Fund IV, a California Limited Partnership and Rancon Realty Fund V, a California Limited Partnership, respectively, “Rancon Partnership”. Together these partnerships own Tri-City Corporate Centre which is a mixed use project containing 1,011,159 square feet of class “A” office and 197,047 square feet of retail, located in San Bernardino, California in the Inland Empire. Since January 1995, the Company has been contracted by each of the partnerships to perform property and asset management as well as construction, leasing, financing and development services. See Note 13 for discussion of related party transactions.

NOTE 9.	MORTGAGE LOANS RECEIVABLE

The Company holds a first mortgage collateralized by a 50% interest in 134 acres of land at Gateway Business Park in Aurora, Colorado. The balance of this mortgage loan receivable decreased from $11,231,000 at December 31, 2005, to $11,055,000 at September 30, 2006 due to principal payments received of $1,309,000, offset by monthly interest accruals of $1,133,000. The loan was originally funded in June 1998 and has an interest rate of 9.0%. Periodic payments of interest and principal are received on the loan from proceeds of land parcel sales in the project. Gateway Business Park is a development project where the Company and the Pauls Corporation have an alliance and where the Company has also acquired property. In this arrangement, the Company has rights under certain conditions and subject to certain contingencies to purchase the properties upon completion of development. No loan loss reserves have been recorded related to this loan. The borrowing entities in this loan arrangement have been deemed to be VIEs, but the Company is not deemed to be the primary beneficiary as defined by FIN 46 Revised. The Company’s maximum exposure to loss is equal to the recorded amount of its loan, including accrued interest.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

NOTE 10.	OTHER ASSETS

As of September 30, 2006 and December 31, 2005, other assets on the consolidated balance sheets consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Other receivables	$678	$378
Prepaid expenses and deposits	4,343	4,070
Notes receivable	1,288	1,288
Investment in management contracts, net of accumulated amortization	325	578
Other	1,413	1,627

Total other assets	$8,047	$7,941

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

NOTE 11.	MORTGAGE LOANS AND UNSECURED BANK LINE OF CREDIT

The Company had the following mortgage loans and unsecured bank line of credit outstanding as of September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006	December 31, 2005
Loans with various lenders, bearing interest at fixed rates between 4.73% and 7.01% at September 30, 2006, and 4.73% and 8.32% at December 31, 2005, with monthly principal and interest payments ranging between $88 and $297 and maturing at various dates through July 1, 2016. These loans are collateralized by properties with an aggregate net carrying value of $666,329 and $737,499 at September 30, 2006 and December 31, 2005, respectively. One of these loans includes an unamortized premium of $668 and $896 at September 30, 2006 and December 31, 2005, respectively.	$479,700	$536,047

Loan with an insurance company, net of unamortized discount of $87 and $255 at September 30, 2006 and December 31, 2005, respectively. The loan has two fixed rate components. The fixed rate component of $13,694 at September 30, 2006 bears interest at 6.13%, matures on February 11, 2009, and requires monthly principal and interest payments of $96. The fixed rate component of $135,722 at September 30, 2006 bears interest at 5.91%, matures on February 11, 2009, and requires monthly principal and interest payments of $923. The two components are cross-collateralized by properties with an aggregate net carrying value of $198,692 and $217,514 at September 30, 2006 and December 31, 2005, respectively.

	149,416	168,823

Total mortgage loans	629,116	704,870

Unsecured $180,000 line of credit with a group of commercial banks, with a variable interest rate of 30-day LIBOR plus 1.15% at September 30, 2006 and 30-day LIBOR plus 1.20% at December 31, 2005 (7.0% and 5.59%, respectively), monthly interest only payments and a maturity date of March 26, 2009, with a one-year extension option.	99,466	106,669

Total mortgage loans and unsecured bank line of credit before adjustment for properties held for sale	$728,582	$811,539

Mortgage loans on the consolidated balance sheets as of September 30, 2006 and December 31, 2005 are presented net of properties classified as held for sale. The following table reconciles total mortgage loans from the table above to the amounts presented on the consolidated balance sheets (dollars in thousands):

	September 30, 2006	December 31, 2005
Total mortgage loans	$629,116	$704,870
Mortgage loans related to properties held for sale (Note 6)	—	(45,000)

Total mortgage loans adjusted for properties held for sale	$629,116	$659,870

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

At September 30, 2006 and December 31, 2005, the Company’s indebtedness included fixed-rate debt of $629,116,000 and $704,870,000, respectively, and floating-rate debt of $99,466,000 and $106,669,000, respectively.

Outstanding borrowings under the Company’s unsecured bank line of credit decreased from $106,669,000 at December 31, 2005, to $99,466,000 at September 30, 2006. The decrease was due to pay downs totaling $129,802,000 generated from the proceeds of property and land sales and cash flow from operations, partially offset by draws totaling $122,599,000 for common stock repurchases, property acquisitions, mortgage loan payoffs and dividend distributions. The unsecured bank line of credit requires the Company, among other things, to be in compliance with certain financial and operating covenants. The Company has been in compliance during all of 2005 and 2006.

For the nine months ended September 30, 2006, the following mortgage loan transactions occurred (dollars in thousands):

September 30, 2006

Balance at beginning of year before adjustment for held for sale	$704,870
Repayments and scheduled principal amortization	(160,382)
New borrowings and refinancing (a)	129,628
Repaid upon sale of properties and joint venture interest (see Note 7 — Investment in Land and Development)	(45,000)

Balance at end of period	$629,116

(a)

On April 27, 2006, the Company obtained a new mortgage loan of $30.6 million in connection with the acquisition of 3330 Cahuenga Boulevard. The loan bears interest at a fixed rate of 6.93%, matures in December 2006 and requires monthly interest only payments of $108,000.

On May 31, 2006, the Company completed a $30 million refinancing of its King Street Station II property. The loan bears interest at a fixed rate of 5.62%, matures in June 2016 and requires monthly interest only payments of $141,000. Proceeds from the refinancing were used to repay the existing loan.

On May 31, 2006, the Company completed a $28 million refinancing of its 400 South El Camino property. The loan bears interest at a fixed rate of 5.78%, matures in June 2016 and requires monthly interest only payments of $135,000 for the first three years and monthly principal and interest payments of $164,000 for the remaining seven years. Proceeds from the refinancing were used to repay the existing loan.

On June 30, 2006, the Company completed a $41 million refinancing of its CenterPointe I-IV properties. The loan bears interest at a fixed rate of 6.39%, matures in July 2016 and requires monthly interest only payments of $218,000 for the first two years and monthly principal and interest payments of $256,000 for the remaining eight years. Net proceeds of $2.5 million were used to pay down the Company’s unsecured bank line of credit after repaying two existing loans and closing costs.

At September 30, 2006 and December 31, 2005, the Company was not a party to any open interest rate protection agreements. Some of the Company’s properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by the Company.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

The required principal payments on the Company’s debt for the next five years and thereafter, as of September 30, 2006, are as follows (in thousands). Included in the year ending December 31, 2009, is the unsecured bank line of credit balance of $99,466,000 which has an initial maturity of March 26, 2009.

Year Ending December 31,
2006	$	43,293
2007		22,962
2008		106,577
2009		277,296
2010		73,710
Thereafter		204,163

Total before adjusting for unamortized premiums		728,001
Add: Unamortized premiums		581

Total	$	728,582

NOTE 12.	OTHER LIABILITIES

As of September 30, 2006 and December 31, 2005, other liabilities on the consolidated balance sheets consist of the following (in thousands):

	September 30, 2006	December 31, 2005

Accounts payable and accrued liabilities	$ 8,238	$ 7,718
SFAS No. 141 below market rate leases, net of accumulated amortization	9,645	10,809
Unsecured note payable	—	2,846
Accrued retirement benefits	5,432	5,321
Interest payable	1,979	2,210
Security deposits	5,452	5,928
Property taxes payable	2,839	1,459
Prepaid rents	3,491	3,949
Deferred gain on sale	1,032	1,000
Deferred income	—	36

Total other liabilities	$ 38,108	$ 41,276

NOTE 13.	RELATED PARTY TRANSACTIONS

Fee and reimbursement income earned by the Company from related parties totaled approximately $680,000 and $134,000 for the three months ended September 30, 2006 and 2005, respectively, and $2,575,000 and $549,000 for the nine months ended September 30, 2006 and 2005, respectively, and consisted of incentive fees, structuring fees, property and asset management fees and other fee income. Included in the three and nine months ended September 30, 2006 are property and asset management fees, lease consulting and development fees from Rancon Partnership (Tri-City Corporate Centre) of $493,000 and $1,020,000 for the three and nine months ended September 30, 2006, respectively, as they became a related party beginning in the second quarter of 2006.

NOTE 14.	PROVISION FOR IMPAIRMENT OF REAL ESTATE ASSETS

In the first quarter of 2006, in connection with the disposition of the Osram Building, an additional provision for impairment of real estate assets of $561,000 was recognized due to higher than anticipated costs to sell the property. Separately, in the first quarter of 2005, in connection with the Company’s decision to dispose of assets in its non-

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

core markets and certain non-core assets in core markets, the Company reduced the intended holding period of 21 assets to two years or less. Based on the Company’s analysis of the anticipated net disposition proceeds of each asset over the next two years, the Company determined that nine of the assets were impaired. The difference between the estimated fair value (calculated by sales proceeds) and the net book value was approximately $49.3 million. When combined with impairment charges recognized on two additional assets sold during the first quarter of 2005 and additional impairments recognized during the third quarter of 2005, the total impairment charge recognized during the nine months ended September 30, 2005, was approximately $59.2 million ($54.1 million of which is included in discontinued operations).

NOTE 15.	LOSS ON EARLY EXTINGUISHMENT OF DEBT

During the three and nine months ended September 30, 2006, the Company recorded losses on early extinguishment of debt of $772,000 and $875,000, which consisted primarily of write-offs of unamortized original financing costs as well as prepayment penalties of $523,000 and $550,000 for the three and nine months ended September 30, 2006, respectively, in connection with the refinancing of debt and payoff of various loans. In connection with various loan payoffs, including those related to properties classified as discontinued operations, the Company recorded aggregate losses on early extinguishment of debt of $192,000 and $3,265,000 during the three and nine months ended September 30, 2005, consisting of prepayment penalties of $0 and $2,725,000 for the three and nine months ended September 30, 2005, respectively, and write-off of unamortized original financing costs.

NOTE 16.	EARNINGS PER SHARE

Earnings per share are as follows (in thousands, except for weighted average shares and per share amounts):

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Net income (loss) available to Common Stockholders – Basic	$11,468	$26,811	$46,201	$(5,740)
Minority interest	—	—	4,270	—

Net income (loss) available to Common Stockholders – Diluted	$11,468	$26,811	$50,471	$(5,740)

Weighted average shares:
Basic	32,084,122	36,003,636	32,246,947	35,915,389
Stock options and restricted stock	—	—	182,065	—
Convertible Operating Partnership Units	—	—	2,995,065	—

Diluted	32,084,122	36,003,636	35,424,077	35,915,389

Basic earnings (loss) per share	$0.36	$0.74	$1.43	$(0.16)
Diluted earnings (loss) per share	$0.36	$0.74	$1.42	$(0.16)

Options to purchase shares of the Company’s common stock of 1,806,434 and 1,900,035 for the three and nine months ended September 30, 2006, respectively, and 2,355,507 and 2,379,915 for the three and nine months ended September 30, 2005, respectively, have been excluded from the computation of diluted earnings per share as the exercise prices of the stock options were greater than or equal to the average share price for the period, and therefore, their inclusion would have been anti-dilutive. Convertible operating partnership units of 2,998,315 for the three months ended September 30, 2006, and 2,993,030 and 2,996,286 for the three and nine months ended September 30, 2005, respectively, have been excluded from the computation of diluted earnings per share as they are anti-dilutive due to loss from continuing operations after adjusting for preferred dividends. The conversion of preferred stock has been excluded from the calculation of diluted earnings per share as it is anti-dilutive in all periods presented.

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

NOTE 17.	SEGMENT INFORMATION

The Company owns and operates office properties throughout the United States and manages its business by geographic markets. During the three months ended September 30, 2006, office properties represented approximately 96% of the Company’s portfolio by net operating income and consist primarily of multi-tenant office buildings. The remaining 4% of the Company’s portfolio consists primarily of industrial properties designed for warehouse, distribution and light manufacturing for single-tenant or multi-tenant use. The Company’s geographic markets are managed separately as each market requires different operating, pricing and leasing strategies. Each represents a reportable segment. As of September 30, 2006, the Company’s largest markets are Southern California, Washington D.C., Northern New Jersey, Boston and San Francisco.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon net operating income of the combined properties which represents rental revenue less property operating expenses in each segment. Significant information used by the Company for its reportable segments (including discontinued operations) as of and for the three and nine months ended September 30, 2006 and 2005, is as follows (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Washington D.C.
Rental revenue and tenant reimbursements	$10,788	$10,163	$33,916	$27,278
Property operating expenses	2,945	2,657	9,748	7,220

Net operating income	$7,843	$7,506	$24,168	$20,058

Southern California
Rental revenue and tenant reimbursements	$9,545	$8,458	$27,634	$25,837
Property operating expenses	3,332	2,855	9,065	8,290

Net operating income	$6,213	$5,603	$18,569	$17,547

Northern New Jersey
Rental revenue and tenant reimbursements	$6,579	$5,966	$19,957	$18,119
Property operating expenses	2,480	1,948	7,399	6,475

Net operating income	$4,099	$4,018	$12,558	$11,644

Provision for impairment of real estate assets	$—	$—	$—	$836

Boston
Rental revenue and tenant reimbursements	$6,470	$6,209	$19,643	$19,045
Property operating expenses	3,131	3,177	9,754	9,048

Net operating income	$3,339	$3,032	$9,889	$9,997

San Francisco
Rental revenue and tenant reimbursements	$4,650	$3,525	$14,013	$8,362
Property operating expenses	1,714	1,199	4,818	2,629

Net operating income	$2,936	$2,326	$9,195	$5,733

Tampa/Orlando
Rental revenue and tenant reimbursements	$1,962	$1,920	$5,931	$6,322
Property operating expenses	663	601	1,941	1,960

Net operating income	$1,299	$1,319	$3,990	$4,362

continued

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Denver
Rental revenue and tenant reimbursements	$1,701	$1,619	$5,074	$4,999
Property operating expenses	595	670	1,818	1,951

Net operating income	$1,106	$949	$3,256	$3,048

Provision for impairment of real estate assets	$—	$—	$—	$3,136

Las Vegas
Rental revenue and tenant reimbursements	$990	$1,302	$2,904	$3,835
Property operating expenses	240	350	721	946

Net operating income	$750	$952	$2,183	$2,889

All Others
Rental revenue and tenant reimbursements	$1,267	$9,175	$4,526	$29,444
Property operating expenses	428	4,174	1,872	13,368

Net operating income	$839	$5,001	$2,654	$16,076

Provision for impairment of real estate assets	$—	$1,008	$561	$55,273

Discontinued Operations
Rental revenue and tenant reimbursements	$(576)	$(9,116)	$(2,582)	$(30,207)
Property operating expenses	(181)	(4,069)	(1,071)	(13,301)

Net operating (income) loss	$(395)	$(5,047)	$(1,511)	$(16,906)

Provision for impairment of real estate assets	$—	$(946)	$(561)	$(54,085)

Total
Rental revenue and tenant reimbursements	$43,376	$39,221	$131,016	$113,034
Property operating expenses	15,347	13,562	46,065	38,586

Net operating income	$28,029	$25,659	$84,951	$74,448

Provision for impairment of real estate assets	$—	$62	$—	$5,160

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

The following is a reconciliation of segment revenues and net operating income to total operating revenue and income before minority interest, discontinued operations and cumulative effect of a change in accounting principle for the periods presented above (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Revenues
Rental revenue and tenant reimbursements for reportable segments	$43,376	$39,221	$131,016	$113,034
Fees and reimbursements, including from related parties	695	849	3,693	3,302

Total operating revenue	$44,071	$40,070	$134,709	$116,336

Net Operating Income
Net operating income for reportable segments	$28,029	$25,659	$84,951	$74,448
Provision for impairment of real estate assets for reportable segments	—	(62)	—	(5,160)
Unallocated amounts:
Fees and reimbursements, including from related parties	695	849	3,693	3,302
Interest and other income	467	455	1,496	2,099
Equity in earnings of unconsolidated joint ventures	(73)	6	19,740	308
General and administrative	(5,882)	(3,423)	(13,663)	(10,633)
Depreciation and amortization	(14,175)	(13,116)	(41,590)	(36,626)
Interest expense	(10,604)	(9,795)	(32,254)	(26,087)
Loss on early extinguishment of debt	(772)	(127)	(875)	(688)

Income before minority interest, discontinued operations, gain on sale of real estate assets and cumulative effect of change in accounting principle	(2,315)	446	21,498	963

Gain on sale of real estate assets	3,677	—	14,182	—

Income before minority interest, discontinued operations and cumulative effect of change in accounting principle	$1,362	$446	$35,680	$963

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

The following is a reconciliation of segment assets to total assets for the periods presented on the consolidated balance sheets (in thousands):

	As of September 30, 2006	As of December 31, 2005

Washington D.C.	$315,530	$334,076
Southern California	224,472	197,647
Northern New Jersey	130,844	131,416
Boston	141,372	144,203
San Francisco	177,679	181,544
Tampa/Orlando	37,437	38,719
Denver	37,723	38,895
Las Vegas	19,562	20,333
All others	14,488	67,449
Properties held for sale	—	(44,674)

Total rental properties for reportable segments, net	1,099,107	1,109,608

Unallocated amounts:
Properties held for sale	—	103,548
Investments in land and development	59,831	51,750
Investments in unconsolidated joint ventures	12,027	12,040
Mortgage loans receivable	11,055	11,231
Leasing and financing costs, net	21,749	21,465
Straight-line rent receivable	20,100	16,874
Cash and cash equivalents	4,718	3,661
Restricted cash	5,677	5,720
Accounts receivable, net	2,504	2,292
Other assets, net	8,047	7,941

Total assets	$1,244,815	$1,346,130

NOTE 18.             STOCK COMPENSATION PLAN AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

September 30, 2006 and 2005

(unaudited)

Prior to January 1, 2006, the Company accounted for stock grants in the employee stock incentive plan based on the stock price at the date of grant. SFAS 123(R) requires measurement of compensation cost for the stock grants at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

As of September 30, 2006, 395,961 shares of stock grants were outstanding under the Plan. The vesting of 345,961 of these shares is time-based and the deferred compensation related to these shares is amortized to general and administrative expense ratably over the respective vesting periods that range from 1 to 10 years.

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

Nonvested stock grants as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Shares	Weighted Avg Grant-Date Fair Value

Nonvested at beginning of period	183,800	$ 20.71
Granted	13,500	$ 19.53
Vested	(24,725)	$ 20.92
Forfeited	(10,280)	$ 18.39

Nonvested at end of period	162,295	$ 20.70

At September 30, 2006, there was $1.7 million of unrecognized compensation cost related to nonvested stock grants that the Company expects to recognize over a weighted average period of 4.6 years.

In addition, under the Plan, the Company, on February 15, 2006, issued a 2006 Annual Incentive Program and a 2006 Multi-Year Incentive Program to key executive officers that were approved by the Board of Directors in January 2006. The vesting of the 63,600 shares of the 2006 Annual Incentive Program is based on achieving performance and market condition metrics over a four-year requisite service period and compensation cost is recognized on an accelerated basis. The fair value of these stock grants is estimated on the date of the grant using a lattice valuation model and estimated forfeitures of 40,048 shares. The Company recognized compensation cost of $38,484 and $115,452 for the 2006 Annual Incentive Program for the three and nine months ended September 30, 2006. The vesting of the 181,088 shares of the 2006 Multi-Year Incentive Plan is based on achieving market condition metrics and compensation cost is recognized ratably over a four-year requisite service period. The fair value of these stock grants is estimated on the date of grant using a lattice valuation model and estimated forfeitures of 117,314 shares. The Company recognized compensation cost of $72,145 and $216,435 for the 2006 Multi-Year Incentive Plan for the three and nine months ended September 30, 2006.

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

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

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

In May 1999, the Company’s stockholders approved the grant of 700,000 non-qualified stock options to Robert Batinovich, Chairman of the Company, and 300,000 non-qualified stock options to Andrew Batinovich, President and CEO of the Company, outside the Plan, at exercise prices ranging from $27.03 to $37.84. As of September 30, 2006, 1,992,121 options to purchase shares of Common Stock, including the 1,000,000 of stock options granted to Robert Batinovich and Andrew Batinovich as described above, and 395,961 shares of bonus grants were outstanding.

For the three and nine months ended September 30, 2006, the Company recorded stock option compensation expense of $9,100 and $27,200, respectively, using an estimated weighted average fair value of $1.68 using the Black-Scholes option-pricing model, based on options issued from date of inception forward, and the following weighted-average assumptions: dividend yield of 9.09%, risk-free interest rate of 4.73%, expected volatility factor of 28.42%, and expected lives of 5-10 years.

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

		Three Months Ended September 30, 2005	Nine months Ended September 30, 2005

Net income (loss) available to Common Stockholders	As reported	$26,811	$(5,740)
	SFAS No. 123 Adj.	(14)	(115)

	Pro forma	$26,797	(5,855)

Basic earnings (loss) per share	As reported	$0.74	$(0.16)
	SFAS No. 123 Adj.	—	—

	Pro forma	$0.74	$(0.16)

Diluted earnings (loss) per share	As reported	$0.74	$(0.16)
	SFAS No. 123 Adj.	—	—

	Pro forma	$0.74	$(0.16)

GLENBOROUGH REALTY TRUST INCORPORATED

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

(unaudited)

The following table represents stock option activity for the three months ended September 30, 2006:

	Shares	Weighted Avg Exercise Price	Weighted Avg Remaining Contractual Life

Outstanding at beginning of period	2,531,701	$23.46
Granted	—	$—
Exercised	(365,215)	$15.51
Forfeited/Canceled	(93,430)	$18.06

Outstanding at end of period	2,073,056	$24.94	2.72 years
Exercisable at end of period	2,012,062	$25.17	2.68 years

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 were $0.7 million and $3.6 million, respectively. Cash received from option exercises for the three and nine months ended September 30, 2006 was $1.3 million and $6.0 million, respectively.

The Company plans to issue stock under the reserve plan pursuant to the exercise of stock options.

The following table summarizes information about stock options outstanding at September 30, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

	Number Outstanding at 9/30/06	Weighted-average remaining contractual life	Weighted- average exercise price	Number Exercisable at 9/30/06	Weighted- average exercise price

Range of Exercise Prices

$11.35 to $15.14	103,724	3.5 years	$ 12.00	103,724	$ 12.00
$15.14 to $18.92	626,832	4.0 years	$ 16.94	567,504	$ 16.89
$18.92 to $22.70	327,500	2.0 years	$ 21.47	325,834	$ 21.47
$22.70 to $26.49	15,000	1.1 years	$ 25.00	15,000	$ 25.00
$26.49 to $30.27	333,333	2.1 years	$ 27.03	333,333	$ 27.03
$30.27 to $34.06	333,333	2.1 years	$ 32.44	333,333	$ 32.44
$34.06 to $37.84	333,334	2.1 years	$ 37.84	333,334	$ 37.84

	2,073,056	2.72 years	$ 24.94	2,012,062	$ 25.17

The aggregate intrinsic value of stock options outstanding at September 30, 2006 was $8.2 million. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the Company’s closing stock price of $25.73 as of September 30, 2006.

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

September 30, 2006 and 2005

(unaudited)

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

Stock Repurchases

As of September 30, 2006, the Company’s Board of Directors authorized the repurchase of 14,710,700 shares of common stock. During the nine months ended September 30, 2006, the Company repurchased 1,805,600 shares at an average cost of $19.01 per share, bringing the total repurchases through September 30, 2006 to 10,726,316 shares at an average cost of $17.60 per share. All shares repurchased have been retired.

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

Background

Glenborough Realty Trust Incorporated is a self-administered Real Estate Investment Trust (REIT) with a nationwide portfolio of 44 primarily office properties, including 5 joint ventures, as of September 30, 2006. We focus on owning and managing high-quality, multi-tenant office properties with strong demand attributes located in supply constrained locations within large diverse markets. Our portfolio encompasses approximately 8 million square feet with the largest concentrations in the following markets: Washington D.C., Southern California, Northern New Jersey, Boston and San Francisco.

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

Proposed Merger with A Subsidiary of Certain Funds Managed By Morgan Stanley Real Estate

On August 20, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, Glenborough Properties, L.P. (the “Operating Partnership”), Gridiron Holdings LLC and Gridiron Acquisition LLC (“Merger Sub”) pursuant to which we will be merged with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Merger”).

Pursuant to the terms of the Merger Agreement, each share of our common stock (“Common Stock”) issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive (i) $26.00 in cash, plus (ii) an amount in cash equal to $0.275, multiplied by the quotient obtained by dividing (A) the number of days elapsed since the last day of the last quarter for which full quarterly dividends were declared and paid on the shares of Common Stock to the Closing Date (as such term is defined by the Merger Agreement), by (B) the total number of days in the fiscal quarter during which the Closing Date occurs, without interest.

Immediately prior to the effective time of the Merger, each outstanding option to purchase Common Stock will be accelerated in full such that each such outstanding option will be fully vested and exercisable. At the effective time of the Merger, each outstanding option (taking into account the vesting acceleration described in the previous sentence) will be converted into the right to receive $26.00 in cash minus the exercise price required to be paid to acquire the underlying share of Common Stock. If the exercise price per share of Common Stock with respect to an option is equal to or greater than $26.00, such option shall be canceled without any cash payment.

Immediately prior to the effective time of the Merger, each outstanding restricted share award will receive an amount in cash, equal to the product of (i) the aggregate number of shares of out Common Stock underlying such restricted share award, multiplied by (ii) (x) $26.00 in cash, plus (y) an amount in cash equal to $0.275, multiplied by the quotient obtained by dividing (A) the number of days elapsed since the last day of the last quarter for which full quarterly dividends were declared and paid on the shares of Common Stock to the Closing Date (as such term is defined by the Merger Agreement), by (B) the total number of days in the fiscal quarter during which the Closing Date occurs, without interest.

Immediately prior to the effective time of the Merger, each outstanding performance share unit will receive an amount in cash equal to the product of (i) the aggregate number of shares of our common stock underlying such performance share unit, multiplied by (ii) $26.00.

In addition, in connection with the Merger, each share of 7 3/4% Series A Convertible Preferred Stock of the Company (the “Series A Preferred Stock”) issued and outstanding immediately prior to the effective time of the Merger will be redeemed at the redemption price per share specified in our charter documents plus an amount in cash to be paid by us equal to $0.484375 multiplied by the quotient obtained by dividing (i) the number of days between the last day of the last fiscal quarter for which full quarterly dividends on the Series A Preferred Stock have been declared and paid and the Closing Date (including the Closing Date) by (ii) the total number of days in the fiscal quarter during which the Closing Date occurs, without interest in accordance with our charter documents.

Holders of limited partnership units in the Operating Partnership will receive $26.00 per unit in cash or, at their election, will have the right to receive either common units in the surviving operating partnership similar in their terms to the existing common units or, alternatively, to receive a certain number of preferred units in the surviving operating partnership. Preference units in the surviving operating partnership will have the following terms:

•	each preferred unit will have a stated liquidation preference of $25.00 and will be entitled to distributions of legally available assets by the surviving operating partnership when, as and if made by the surviving operating partnership, in preference to all holders of other classes of partnership interests in the surviving operating partnership at the closing and senior or pari passu with any classes of partnership units issued after the merger effective time, equal to 6 1/4%

per annum on the stated liquidation preference.

•	the preferred units will be redeemable for cash, or for an in-kind distribution of the properties of the operating partnership, in an amount equal to the liquidation preference plus any accrued but unpaid distributions at the option of the holder or, in certain circumstances related to a redemption for an in-kind distribution of the properties of the operating partnership, for an amount equal to 97.5% of the liquidation preference.

•	the preferred units may be redeemable at the option of the operating partnership beginning no earlier than the tenth anniversary of the merger effective times; and

•	holders of the preferred units will generally have no voting or other consent rights in the surviving operating partnership other than the right to vote on (1) any material adverse change to their rights, (2) the creation or reclassification of any class or series of preferred partnership units which would rank senior to the preferred units with respect to distributions or rights upon liquidation or the creation of any class or series of securities convertible into preferred partnership units ranking senior to the preferred units with respect to distributions or rights upon liquidation and (3) in certain circumstances, mergers or reorganizations involving REIT Merger

Sub or the surviving operating partnership.

The Merger Agreement contains restrictions on our ability to solicit or engage in discussions or negotiations with a third party regarding specified transactions involving us or our subsidiaries. Notwithstanding these restrictions, under certain circumstances and subject to certain conditions, our board of directors may respond to an unsolicited written acquisition proposal or terminate the Merger Agreement and enter into an acquisition agreement with respect to a superior proposal.

The closing of the Merger is subject to customary closing conditions, including, but not limited to, the adoption of the Merger Agreement and the approval of the Merger by a majority of the holders of our Common Stock. The Merger, the Merger Agreement and the transactions contemplated thereby have been approved by our board of directors, which has also recommended that the holders of the Common Stock approve both the Merger Agreement and the Merger.

Pending the completion of the Merger, we have agreed to carry on our business in the usual, regular and ordinary course, consistent with past practice, subject to certain exceptions in the Merger Agreement.

Results of Operations

Overview

Portfolio Performance

Overall portfolio occupancy (excluding joint ventures) increased from 90.2% at December 31, 2005 to 94.4% at September 30, 2006.

Lease Maturities

During the three months ended September 30, 2006, we executed approximately 55,859 square feet of new office leases at an average rent of $17.41 per square foot. We also renewed approximately 184,107 square feet of office leases which expired in 2006 at an average rent per square foot of $22.91. The renewals represented an increase in effective rents (annualized rents net of concessions) of 9.9% during the third quarter of 2006.

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005.

Net Operating Income. Following is a table of net operating income by market, for comparative purposes, presenting the results for the three months ended September 30, 2006 and 2005 (in thousands), excluding discontinued operations. The data set forth below should be read in conjunction with “Note 17. Segment Information” in our consolidated financial statements included in Item 1.

	Three Months ended
	September 30, 2006	September 30, 2005	Variance in dollars
Washington D.C.	$7,837	$7,502	$335
Southern California	6,213	5,603	610
Northern New Jersey	4,112	3,836	276
Boston	3,339	3,032	307
San Francisco	2,936	2,326	610
Tampa/Orlando	1,299	1,320	(21)
Denver	1,106	921	185
Las Vegas	747	644	103
All others	440	475	(35)

Total Net Operating Income	$28,029	$25,659	$2,370

	Three Months ended
	September 30, 2006	September 30, 2005	Variance in dollars
Rental revenue	$38,831	$35,577	$3,254
Tenant reimbursements	4,545	3,644	901
Property operating expenses	(15,347)	(13,562)	(1,785)

Total Net Operating Income	$28,029	$25,659	$2,370

Rental revenue

Rental revenue for the three months ended September 30, 2006 increased $3,254,000 to $38,831,000 from $35,577,000 for the comparable period in 2005. The increase for the three months ended September 30, 2006 was primarily due to acquisitions of four properties and an overall increase in occupancy in the Southern California, Northern New Jersey, San Francisco and Boston markets.

Tenant reimbursements

Tenant reimbursements for the three months ended September 30, 2006 increased $901,000 to $4,545,000 from $3,644,000 for the comparable period in 2005. Reimbursements from tenants increased for the three months ended September 30, 2006 due to increases in operating expenses including utility costs at properties.

Property operating expenses

Property operating expenses for the three months ended September 30, 2006 increased $1,785,000 to $15,347,000 from $13,562,000 for the comparable period in 2005. The increase for the three months ended September 30, 2006 was primarily due to an increase in utility costs across all segments as a result of increase higher utility rates, increased occupancy and higher property taxes resulting from an acquisition in both the San Francisco and Washington D.C. markets.

	Three Months ended
	September 30, 2006	September 30, 2005	Variance in dollars
Fees and reimbursements, including from related parties	$695	$849	$(154)

Fees and reimbursements, including from related parties

Fees and reimbursements, including from related parties, consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated joint ventures including the Rancon Partnerships (Tri-City Corporate Centre). This revenue decreased $154,000 to $695,000 for the three months ended September 30, 2006 from $849,000 for the comparable period in 2005. The decrease resulted primarily from lower property and asset management fees due to the sale of Rincon Center, partially offset by fees earned for the management of the two new joint venture properties in which we own a 25% interest.

	Three Months ended
	September 30, 2006	September 30, 2005	Variance in dollars
General and administrative	$5,882	$3,423	$2,459
Depreciation and amortization	14,175	13,116	1,059

General and administrative

General and administrative expenses increased $2,459,000 to $5,882,000 for the three months ended September 30, 2006 from $3,423,000 for the comparable period in 2005. The increase for the three months ended September 30, 2006 was primarily due to transaction costs of $2,666,000 related to the proposed merger.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2006 increased $1,059,000 to $14,175,000 from $13,116,000 for the comparable period in 2005. The increase for the three months ended September 30, 2006 was primarily due to four property acquisitions completed in the latter part of the third quarter of 2005 and during the first and second quarters of 2006 for a total purchase price of $193 million in the Washington D.C, San Francisco, Southern California and Northern New Jersey markets.

	Three Months ended
	September 30, 2006	September 30, 2005	Variance in dollars
Interest and other income	$467	$455	12
Equity in earnings (losses) of unconsolidated joint ventures	(73)	6	(79)
Interest expense	(10,604)	(9,795)	(809)
Loss on early extinguishment of debt	(772)	(127)	(645)

Interest expense

Interest expense for the three months ended September 30, 2006 increased $809,000 to $10,604,000 from $9,795,000 for the comparable period in 2005. The increase was primarily attributable to higher variable interest rates and a higher principal balance on our unsecured bank line of credit as well as the cessation of interest capitalization on the Marina Shores development project due to the decision to sell a majority of our interest in the development project.

Loss on early extinguishment of debt

During the three months ended September 30, 2006, we recorded losses on early extinguishment of debt of $772,000, which consisted primarily of write-offs of unamortized original financing costs as well as a prepayment penalty of $523,000 in connection with the payoff of a loan. During the three months ended September 30, 2005, losses on early extinguishment of debt of $127,000 represent the write-off of unamortized original financing costs in connection with the refinancing of the Metro Place loan.

Discontinued operations

During the three months ended September 30, 2006, discontinued operations included the results of operations of an asset sold during the third quarter and gain on sales real estate assets of $12,697,000. During the third quarter of 2005, the gain on sales of real estate assets of $27,617,000 resulted from the sale of four office properties, which were part of our plan to dispose of certain assets in our non-core markets and certain non-core assets in core markets. In addition, in connection with the disposition of Oakbrook Terrace on October 7, 2005, we recorded a gain related to increase in fair value of property of approximately $1.3 million in the third quarter of 2005.

Gain on sale of real estate assets

The gain on sales of real estate assets of $3,677,000 during the third quarter of 2006 resulted from the gain recognized from the contribution of a property to an existing joint venture. On September 26, 2006, we contributed Gatehall I, an 113,469 square foot office building in Parsippany, New Jersey, at a value of $14.3 million for 100% of the property, to an existing joint venture with an investment advisor. The investment advisor contributed $5.1 million in cash for a 75% ownership interest and the joint venture borrowed $7.3 million from a third party lender. We received net cash proceeds of $12.4 million which were used to pay down our unsecured bank line of credit. We recognized a gain from the transaction of $3.7 million related to 75% of the asset now owned by the outside partner. We retained a 25% ownership interest in the joint venture and will provide property management, leasing and asset management services to the joint venture on an on-going basis. The investment balance is net of a deferred gain on the sale of $1.2 million, which will be recognized when the joint venture sells the contributed property.

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005.

Net Operating Income. Following is a table of net operating income by market, for comparative purposes, presenting the results for the nine months ended September 30, 2006 and 2005 (in thousands), excluding discontinued operations. The data set forth below should be read in conjunction with “Note 17. Segment Information” in our consolidated financial statements included in Item 1.

	Nine Months ended
	September 30, 2006	September 30, 2005	Variance in dollars
Washington D.C.	$24,184	$19,804	$4,380
Southern California	18,569	17,547	1,022
Northern New Jersey	12,513	11,135	1,378
Boston	9,889	9,973	(84)
San Francisco	9,195	5,733	3,462
Tampa/Orlando	3,938	3,827	111
Denver	3,256	3,106	150
Las Vegas	2,183	1,919	264
All others	1,224	1,404	(180)

Total Net Operating Income	$84,951	$74,448	$10,503

	Nine Months ended
	September 30, 2006	September 30, 2005	Variance in dollars
Rental revenue	$115,710	$102,044	$13,666
Tenant reimbursements	15,306	10,990	4,316
Property operating expenses	(46,065)	(38,586)	(7,479)

Total Net Operating Income	$84,951	$74,448	$10,503

Rental revenue

Rental revenue for the nine months ended September 30, 2006 increased $13,666,000 to $115,710,000 from $102,044,000 for the comparable period in 2005. The increase for the nine months ended September 30, 2006 was primarily due to acquisitions of four properties and an overall increase in occupancy in the Southern California, Northern New Jersey, San Francisco and Tampa markets.

Tenant reimbursements

Tenant reimbursements for the nine months ended September 30, 2006 increased $4,316,000 to $15,306,000 from $10,990,000 for the comparable period in 2005. Reimbursements from tenants increased for the nine months ended September 30, 2006 due to increases in operating expenses including utility costs at properties.

Property operating expenses

Property operating expenses for the nine months ended September 30, 2006 increased $7,479,000 to $46,065,000 from $38,586,000 for the comparable period in 2005. The increase for the nine months ended September 30, 2006 was primarily due to an increase in utility costs across all segments as a result of increase higher utility rates, increased occupancy and higher property taxes resulting from an acquisition in both the San Francisco and Washington D.C. markets.

	Nine Months ended
	September 30, 2006	September 30, 2005	Variance in dollars
Fees and reimbursements, including from related parties	$3,693	$3,302	$391

Fees and reimbursements, including from related parties

Fees and reimbursements, including from related parties, consist primarily of property management and asset management fees paid to us under property and asset management agreements with the unconsolidated joint ventures including the Rancon Partnerships (Tri-City Corporate Centre). This revenue increased $391,000 to $3,693,000 for the nine months ended September 30, 2006 from $3,302,000 for the comparable period in 2005. The increase for the nine months ended September 30, 2006 was primarily due to an incentive fee of $1.1 million received upon the sale of 2000 Corporate Ridge (as discussed below) as a result of the economic returns generated over the life of the joint venture and fees earned for the management of two new joint venture properties, partially offset by lower property and asset management fees due to the sale of Rincon Center

	Nine Months ended
	September 30, 2006	September 30, 2005	Variance in dollars
General and administrative	$13,663	$10,633	$3,030
Depreciation and amortization	41,590	36,626	4,964
Provision for impairment of real estate assets	—	5,160	(5,160)

General and administrative

General and administrative expenses increased of $3,030,000 to $13,663,000 for the nine months ended September 30, 2006 from $10,633,000 for the comparable period in 2005. The increase for the nine months ended September 30, 2006 resulted from transaction costs of $2,666,000 related to the proposed merger as well as higher professional fees related to the restatement of the December 31, 2004 annual and the 2005 quarterly financials and increased travel expenses.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2006 increased $4,964,000 to $41,590,000 from $36,626,000 for the comparable period in 2005. The increase for the nine months ended September 30, 2006 was primarily due to four property acquisitions completed in the latter part of the third quarter of 2005 and during the first and second quarters of 2006 for a total purchase price of $193 million in the Washington D.C, San Francisco, Southern California and Northern New Jersey markets.

Provision for impairment of real estate assets

On March 25, 2005, we entered into a contract to sell 28 acres of land held for development, known as Eden Shores located in Hayward, California to an unaffiliated third party for a sales price of $12 million. At that time, we recognized an impairment charge of approximately $5.1 million which was the difference between the estimated fair value (based on sales proceeds) and the net book value.

	Nine Months ended
	September 30, 2006	September 30, 2005	Variance in dollars
Interest and other income	$1,496	$2,099	$(603)
Equity in earnings of unconsolidated joint ventures	19,740	308	19,432
Interest expense	(32,254)	(26,087)	(6,167)
Loss on early extinguishment of debt	(875)	(688)	(187)

Interest and other income

Interest and other income decreased $603,000 to $1,496,000 for the nine months ended September 30, 2006 from $2,099,000 for the comparable period in 2005. The decrease was primarily due to a fee we received in the first quarter of 2005 to waive our right to acquire the Gateway Office Five development project.

Equity in earnings of unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures increased $19,432,000 to $19,740,000 for the nine months ended September 30, 2006 from $308,000 for the comparable period in 2005. The increase was primarily due to our portion of the joint ventures’ gains on the sale of properties. On June 15, 2006, we and one of our joint venture partners sold the property known as 2000 Corporate Ridge in McLean, Virginia for $79.1 million. We received from the joint venture net cash proceeds of $14.5 million and recognized our portion of the gain on sale of $10.1 million. In addition, on June 9, 2006, we and one of our joint venture partners sold the property known as Rincon Center, a mixed-use property in San Francisco comprised of 528,000 square feet of class “A” office and retail and 320 apartment units for $275.0 million. We received from the joint venture net cash proceeds of $13.6 million and recognized our portion of the gain on sale of $9.5 million.

Interest expense

Interest expense for the nine months ended September 30, 2006 increased $6,167,000 to $32,254,000 from $26,087,000 for the comparable period in 2005. The increase for the nine months ended September 30, 2006 was primarily attributable to higher variable interest rates and a higher principal balance on our unsecured bank line of credit as well as the cessation of interest capitalization on the Marina Shores development project due to the decision to sell a majority of our interest in the development project.

Loss on early extinguishment of debt

During the nine months ended September 30, 2006, we recorded losses on early extinguishment of debt of $875,000, which consisted primarily of write-offs of unamortized original financing costs as well as prepayment penalties of $550,000 in connection with the refinancing of debts and payoff of various loans. During the nine months ended September 30, 2005, losses on early extinguishment of debt of $688,000 represented a prepayment penalty of $407,000 and the write-off of unamortized original financing costs in connection with the refinancing of debts.

Discontinued operations

During the nine months ended September 30, 2006, discontinued operations included the gain on sales of real estate assets of approximately $20.4 million related to four office properties and the Marina Shores development project. Additionally, included in discontinued operations is a provision for impairment of real estate assets of $561,000 in connection with the sale of the Osram Building due to higher than anticipated costs to sell the property. During the nine months ended September 30, 2005, discontinued operations included the gain on sales of real estate assets of $54,246 resulting from the sale of eight office properties and two industrial properties. In addition, in connection with our decision in March 2005 to dispose of assets in our non-core markets and certain non-core assets in core markets, we reduced the intended holding period of 21 assets to two years or less. Based on our analysis of the anticipated net disposition proceeds of each asset over the next two years, we determined that nine of the assets were impaired. The difference between the estimated fair value (based on by sales proceeds) and the net book value was approximately $49.3 million. When combined with the impairment charge recognized on an asset sold during the first quarter of 2005 and additional impairments recognized during the third quarter of 2005, the total impairment charge recognized during the nine months ended September 30, 2005, was approximately $54.1 million.

See Note 6 in our consolidated financial statements included in Item 1 for additional information regarding discontinued operations.

Gain on sale of real estate assets

During the nine months ended September 30, 2006, we contributed two properties to a joint venture and recognized an aggregate gain on sale of $14,182,000. On June 16, 2006, we contributed Montgomery Executive Center, a 119,679 square foot office building in Gaithersburg, Maryland, at a value of $23.5 million for 100% of the property, to a new joint venture with an investment advisor. The investment advisor contributed $8.2 million in cash for a 75% ownership interest and the joint venture borrowed $12.5 million from a third party lender. We received net cash proceeds of $20.6 million and recognized a gain of $10.5 million related to 75% of the asset now owned by the outside partner; the remaining 25% of the gain of $3.5 million has been deferred and netted against the investment in unconsolidated joint venture balance and will be recognized by us when the joint venture sells the contributed property. On September 26, 2006, we contributed Gatehall I, a 113,469 square foot office building in Parsippany, New Jersey, at a value of $14.3 million for 100% of the property, to existing joint venture with an investment advisor. The investment advisor contributed $5.1 million in cash for a 75% ownership interest and the joint venture borrowed $7.3 million from a third party lender. We received net cash proceeds of $12.4 million which were used to pay down our unsecured bank line of credit. We recognized a gain from the transaction of $3.7 related to 75% of the asset now owned by the outside partner. We retained a 25% ownership interest in the joint venture and will provide property management, leasing and asset management services to the joint venture on an on-going basis. The investment balance is net of a deferred gain on the sale of $1.2 million, which will be recognized when the joint venture sells the contributed property.

Cumulative Effect of Change in Accounting Principle

We adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method. The adoption of SFAS 123(R) resulted in a cumulative benefit of $277,000 related to the impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted under APB Opinion No. 25.

Charges associated with the redemption of preferred stock

In January 2005, we redeemed approximately 3.1 million shares of our outstanding 7 3/4% Series A Convertible Preferred Stock. In connection with this redemption, during the nine months ended September 30, 2005, we incurred $596,000 for the final dividends declared and paid on the redeemed preferred shareholders, as well as a charge of $5,309,000, which consisted of $3,452,000 for the non-cash write-off of original issuance costs of the preferred shares, $1,812,000 for the premium paid to redeem the preferred shares and $45,000 in other miscellaneous costs.

Liquidity and Capital Resources

Cash Flows

For the nine months ended September 30, 2006, cash provided by operating activities was $35,645,000 as compared to $44,216,000 for the same period in 2005. This change was primarily due to an increase in cash paid for lease commissions, increases in general and administrative expenses and an increase in interest expense (as discussed above), which were partially offset by an increase in net operating income. Cash provided by investing activities was $117,677,000 for the nine months ended September 30, 2006, as compared to $15,814,000 for the same period in 2005. This change is primarily due to a decrease in funds used for acquisition of properties and capital and tenant improvements as well as proceeds received from the sale of joint venture properties, partially offset by higher investments in land and development and investment in Tri-City Corporate Centre during the nine months ended September 30, 2006. Cash used for financing activities was $153,228,000 for the nine months ended September 30, 2006, as compared to $60,396,000 for the same period in 2005. This change is due primarily to an increase in repayments of debt and repurchases of common stock in 2006, partially offset by the costs of the preferred stock redemption in 2005.

During the nine months ended September 30, 2006 and 2005, cash provided by operating activities was insufficient to pay dividends by $1,454,000 and $2,338,000, respectively. The shortfalls were funded from property sales.

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

Investments in Land and Development

Our investments in land and development increased from $51,750,000 at December 31, 2005, to $59,831,000 at September 30, 2006. The increase is primarily due to the acquisition of Courtyard II, a 39,000 square foot vacant office building for a total purchase price of $7.8 million located in San Diego, California. We plan to upgrade the property and to convert it to for-sale office condominiums, subject to certain approvals. The increase was partially offset by the sales of approximately 27.3 acres of the land at Gateway Park located in Denver, Colorado in which we had a partial interest.

In addition, on March 30, 2006, we sold a majority of our interest in the Marina Shores development project located in Redwood City, California resulting in net gain of $715,000. Our investment was in the form of equity and mezzanine loans with a net basis of approximately $52.9 million and was classified as held for sale as of December 31, 2005. In connection with this sale, we repaid $45 million in secured third party financing that encumbered the project.

As of September 30, 2006 and December 31, 2005, we had investments in the following properties under development and land held for development. The investment descriptions are as of September 30, 2006 (dollars in thousands).

Market	Properties	Description	City	Proposed Square Footage	Economic Interest	Investment Balance at September 30, 2006		Investment Balance at December 31, 2005

Boston	Marlborough Corporate Place	Three office buildings to be constructed as the eighth, ninth, and tenth phases of Marlborough Corporate Place	Marlborough	235,000	100%	$5,283		$5,248

	Subtotal - Boston			235,000		5,283		5,248

Denver	Gateway Park	1,200 acre mixed-use park near Denver International Airport; approximately 395 acres undeveloped	Denver	n/a	50%(1)	35,988	(1)	35,994(1)

	Lima Street	19.5 acres of undeveloped land in Englewood, Colorado, zoned for office use	Denver	150,000	100%	5,179		4,750

	Subtotal - Denver			150,000		41,167		40,744

Southern California	Courtyard II	Vacant office building in San Diego, California, to be converted to for-sale office condominiums	San Diego	39,000	100%	7,810		—

	Subtotal – San Diego			39,000		7,810		—

		Other land held for development	New Jersey/San Francisco			5,571		5,758
TOTAL LAND HELD FOR DEVELOPMENT				424,000		$59,831		$51,750

(1)

Interest in the form of mezzanine loans and equity. In addition, we hold a mortgage loan receivable secured by adjacent parcels of land with a balance of $11,055 and $11,231 at September 30, 2006 and December 31, 2005, respectively.

We have no further contractual obligations for the future funding of these developments; however, we will likely be funding a portion of their working capital needs until such time as other financing is obtained. Under a development alliance, we have provided an aggregate of approximately $2.5 million in debt guarantees; however, some of the loans were not fully drawn as of September 30, 2006. These guarantees will remain in place until such time as the related development financing has been replaced or repaid, the terms of which vary from less than 1 year to up to 2 years. We would be required to perform under these guarantees in the event that the proceeds generated by the sale, refinance or additional capital contribution by partners of the development project were insufficient to repay the full amount of the related debt financing. There is currently no recorded liability for any amounts that may become payable under these guarantees, nor is there a liability for our obligation to “stand-ready” to fund such guarantees which were all originally issued prior to 2003. In the event that we must make payments under one of these guarantees, our only recourse is to the limited liability companies that own the properties. No estimate of the amount that could be recovered by us in such an event can be made at this time.

Certain of the alliances with which we conduct business have been deemed to be Variable Interest Entities (“VIEs”) as defined by FIN 46 Revised; however, other than Marina Shores, none of these VIEs are required to be consolidated as we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. The total assets and liabilities of such entities were approximately $124.6 million and $70.0 million, respectively, at September 30, 2006, and $97.6 million and $60.0 million, respectively, at December 31, 2005. Our maximum exposure to loss is equal to our investments in these arrangements, plus the related debt guarantees, as described above.

Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures decreased from $12,040,000 at December 31, 2005 to $12,027,000 at September 30, 2006. This decrease was primarily due to the sales of two joint venture properties, partially offset by our investment in Tri-City Corporate Centre. To the extent our cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the underlying asset which created the basis difference and is included in our share of equity in earnings of unconsolidated joint ventures.

Mortgage Loans Receivable

Mortgage loans receivable consists primarily of a first mortgage secured by a 50% interest in 134 acres of land at September 30, 2006 and December 31, 2005 at Gateway Business Park in Aurora, Colorado (as noted in above table). Periodic payments of interest and principal are received from proceeds of land parcel sales in the project. The balance of this mortgage loan receivable decreased from $11,231,000 at December 31, 2005, to $11,055,000 at September 30, 2006 due to principal payments received of $1,309,000, offset by monthly interest accruals of $1,133,000. The borrowing entities in this loan arrangement have been deemed to be VIEs, but we are not deemed to be the primary beneficiary as defined by FIN 46 Revised. Our maximum exposure to loss is equal to the recorded amount of our loan, including accrued interest.

Mortgage Loans and Unsecured Bank Line of Credit

During the nine months ended September 30, 2006, mortgage loans payable decreased from $704,870,000 to $629,116,000. This decrease resulted from loan payoffs of $96,117,000 in connection with new financings, $101,620,000 paid off in connection with dispositions of a property and a development project and $7,645,000 of scheduled principal amortization, offset by new mortgage loans obtained totaling $129,628,000.

Outstanding borrowings under our unsecured bank line of credit decreased from $106,669,000 at December 31, 2005, to $99,466,000 at September 30, 2006. The decrease was due to pay downs totaling $129,802,000 generated from the proceeds of property and land sales and cash flow from operations, partially offset by draws totaling $122,599,000 for common stock repurchases, property acquisition, mortgage loan payoff and dividend distributions. The unsecured bank line of credit requires us, among other things, to be in compliance with certain financial and operating covenants. We have been in compliance during all of 2005 and 2006.

For the nine months ended September 30, 2006, the following mortgage loan transactions occurred (dollars in thousands):

September 30, 2006

Balance at beginning of year	$704,870
Repayments and scheduled principal amortization	(160,382)
New borrowings and refinancing (a)	129,628
Repaid upon sale of properties and joint venture interest (see Note 7 — Investment in Land and Development)	(45,000)

Balance at end of period	$629,116

(a)

On April 27, 2006, we obtained a new mortgage loan of $30.6 million in connection with the acquisition of 3330 Cahuenga Boulevard. The loan bears interest at a fixed rate of 6.93%, matures in December 2006 and requires monthly interest only payments of $108,000.

On May 31, 2006, we completed a $30 million refinancing of our King Street Station II property. The loan bears interest at a fixed rate of 5.62%, matures in June 2016 and requires monthly interest only payments of $141,000. Proceeds from the refinancing were used to repay the existing loan.

On May 31, 2006, we completed a $28 million refinancing of our 400 South El Camino property. The loan bears interest at a fixed rate of 5.78%, matures in June 2016 and requires monthly interest only payments of $135,000 for the first three years and monthly principal and interest payments of $164,000 for the remaining seven years. Proceeds from the refinancing were used to repay the existing loan.

On June 30, 2006, we completed a $41 million refinancing of our CenterPointe I-IV properties. The loan bears interest at a fixed rate of 6.39%, matures in July 2016 and requires monthly interest only payments of $218,000 for the first two years and monthly principal and interest payments of $256,000 for the remaining eight years. Net proceeds of $2.5 million were used to pay down our unsecured bank line of credit after repaying two existing loans and closing costs.

At September 30, 2006 and December 31, 2005, we were not a party to any open interest rate protection agreements. Some of our properties are held in limited partnerships and limited liability companies in order to facilitate financing. All such entities are owned 100% directly or indirectly by us.

The required principal payments on our debt for the next five years and thereafter, as of September 30, 2006, are as follows (in thousands). Included in the year ending December 31, 2009, is the unsecured bank line of credit balance of $99,466,000 which has an initial maturity of March 26, 2009.

Year Ending December 31,
2006	$43,293
2007	22,962
2008	106,577
2009	277,296
2010	73,710
Thereafter	204,163

Total before adjusting for unamortized premiums	728,001
Add: Unamortized premiums	581

Total	$728,582

Stock Repurchases

In 1999, our Board of Directors authorized the repurchase of up to 6.2 million shares of our outstanding Common Stock. This represented approximately 20% of our total outstanding Common Stock. In December 2000, the repurchase authorization was increased to approximately 8.2 million shares, representing approximately 26% of Common Stock outstanding when the repurchase program began. As of May 2006, the repurchase authorization was increased to approximately 14.7 million shares, representing approximately 45% of Common Stock outstanding when the repurchase program began. As of September 30, 2006, 10,726,316 common shares have been repurchased and retired at an average price per share of $17.60 and a total cost of approximately $188.8 million; this represents approximately 88% of the expanded repurchase authorization and approximately 34% of Common Stock outstanding when the repurchase program began. In addition, during 1999, we announced that our Board of Directors had approved the repurchase of up to 15% of its Preferred Stock, or 1,725,000 shares. In May 2000, the Preferred Stock repurchase authorization was increased to 3,450,000 shares, representing approximately 30% of Preferred Stock outstanding when the repurchase program began. As of September 30, 2006, 1,543,700 preferred shares have been repurchased at an average price per share of $15.72 and a total cost of approximately $24.2 million; this represents approximately 45% of the expanded repurchase authorization and approximately 13% of Preferred Stock outstanding when the repurchase program began.

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

Our status as a real estate investment trust

We have elected to be taxed as a REIT under Sections 856 to 860 of the Internal Revenue Code. A real estate investment trust generally is not subject to federal income tax on that portion of its real estate investment trust taxable income that is distributed to its stockholders, provided that at least 90% of real estate investment trust taxable income is distributed and other requirements are met. We believe that we have complied with all requirements to qualify as a REIT for the nine months ended September 30, 2006, and for the year ended December 31, 2005. Also, we do not believe that the sales of properties during the current year will violate any REIT rules or result in the characterization of us as a dealer. Accordingly, no provision for income taxes is included in our consolidated financial statements.

Our variable interest entities under FIN 46 Revised

Certain of the entities through which and with which we conduct business have been deemed to be VIEs under the provisions of FIN 46 Revised. In accordance with FIN 46 Revised, we began consolidating the entity known as Marina Shores, effective January 1, 2004, as we are deemed to be the primary beneficiary as defined by FIN 46 Revised. As of September 30, 2006, we sold a majority of our interest in the Marina Shores development project. We have other alliances which are VIEs, but we are not the primary beneficiary of them. Accordingly, the alliances are not consolidated but are accounted for under the equity method of accounting.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007. We anticipate that the adoption of Interpretation 48 will not have a material impact on our financial position, net earnings or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We are currently evaluating the impact of adopting SAB 108.

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

Funds from Operations

Funds from operations is a non-GAAP measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to funds from operations is net income (loss). Although the NAREIT has published a definition of funds from operations, modifications to the NAREIT calculation of funds from operations are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business. Funds from operations, as defined by NAREIT, is presented by us as a supplemental financial measure. Funds from operations is not used by us as, nor should it be considered to be, an alternative to net income (loss) computed under GAAP, as an indicator of our operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of our ability to fund our cash needs.

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

The following table sets forth our reconciliation of net income (loss) to funds from operations (“FFO”) for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net income	$13,280	$28,623	$51,636	$5,600
Cumulative effect of change in accounting principle	—	—	(277)	—
Real estate depreciation and amortization, net of minority interest (1)	12,883	12,993	38,259	40,040
Preferred dividends	(1,812)	(1,812)	(5,435)	(5,435)
Dividends declared on redeemed preferred stock	—	—	—	(596)
Premium and write-off of original issuance costs on preferred stock redemption	—	—	—	(5,309)
Gain on sale of unconsolidated joint venture properties, net of minority interest	—	—	(18,052)	—
Gain on sale of real estate assets, net of minority interest	(3,363)	—	(12,983)	—
Gain on sale from discontinued operations, net of minority interest	(11,623)	(25,506)	(17,991)	(50,093)
Adjustment to reflect FFO of unconsolidated joint ventures (2)	221	178	629	535
Adjustment to reflect FFO of minority interest (3)	879	1,203	3,281	(1,308)

FFO available to Common Stockholders	$10,465	$15,679	$39,067	$(16,566)

(1)	Excludes non-real estate depreciation and amortization.
(2)

Represents the adjustments to FFO required to reflect the FFO of the unconsolidated joint ventures allocable to us. Our investments in the joint ventures are accounted for using the equity method of accounting.

(3)

Represents the minority interest holders’ share of real estate depreciation and amortization, gain on sale of unconsolidated joint venture properties, gain on sale of real estate assets and gain on sale from discontinued operations.

Forward-Looking Statements; Factors That May Affect Operating Results

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs and strategies regarding the future. These forward-looking statements include statements relating to:

■	Our expectation to meet our short-term liquidity requirements generally through our working capital, our unsecured bank line of credit and cash generated by operations;

■

Our anticipation that cash generated by our operations will be adequate to meet our operating requirements and to make distributions in accordance with REIT requirements in both the short and the long-term;

■	Our intention to make future stock repurchases from time to time in the open market or otherwise depending on market conditions and other factors;

■	Our belief that we have complied with all requirements to qualify as a REIT and, as a result, our exclusion of income taxes from our consolidated financial statements;

■

Our anticipation that certain provisions of our lease documents may permit us to increase rental rates or other charges to tenants in response to rising prices and therefore, serve to reduce our exposure to the adverse effects of inflation;

■	Our expectation that changes in market interest rates will not have a material impact on the performance or fair value of our mortgage loans receivable;

■	Our belief that claims and lawsuits which have arisen against us in our normal course of business will not have a material adverse effect on our financial position, cash flow or results of operations;

■	Our belief that we will likely be funding a portion of the working capital needs of certain properties held for development;

■	Statements regarding our required principal payments on debt for the next five years and thereafter;

■	Our belief that the sales of properties during the current year will not violate any REIT rules or result in the characterization of us as a dealer; and

■	Statements regarding the effect of changes in interest rates on our financial instruments;

■	Our plan to issue stock under the reserve plan pursuant to the exercise of stock options;

■

Statements that we have no intention to sell or otherwise dispose of those properties in our portfolio that were acquired on terms and conditions under which they can be disposed of only in a “like-kind” exchange or other non-taxable transaction for limited periods of time or interests therein in taxable transactions during the restriction period; and

■	Our plan to upgrade the property known as Courtyard II and to convert it to for-sale office condominiums, subject to certain approvals.

All forward-looking statements included in this document are based on information available to us on the date hereof. Because these forward-looking statements involve risk and uncertainty, there are important factors that could cause our actual results to differ materially from those stated or implied in the forward-looking statements. Those important factors include:

■	increased costs of financing cause a reduction in demand for commercial properties and, therefore, a reduction in the market value of the listed assets;

■	the unanticipated effect of any future impairment charges associated with asset dispositions or market conditions;

■	an unexpected inability to access capital;

■	the availability and creditworthiness of prospective tenants and our ability to execute lease deals with them;

■	market fluctuations in rental rates, concessions and occupancy;

■	reduced demand for office space;

■	failure of market conditions and occupancy levels to improve in certain geographic areas;

■	defaults or non-renewal of leases by customers;

■	increased interest rates and operating costs;

■	our failure to obtain necessary outside financing;

■	changes in market conditions render the repurchase of our stock imprudent;

■	our inadvertent or technical failure to have met all requirements to qualify as a REIT;

■	the unpredictability of changes in accounting rules;

■	an interpretation of lease provisions differing from ours prevails in a dispute regarding recovery of expenses; and

■	the unpredictability of both the frequency and final outcome of litigation.

The forward-looking statements in this quarterly report on Form 10-Q are subject to additional risks and uncertainties further discussed under “Item 1A. Risk Factors” of this report and as set forth in our Annual Report on Form 10-K for the year ended December 31, 2005. We assume no obligation to update or supplement any forward-looking-statement.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

We are exposed to changes in interest rates obtainable on our secured and unsecured borrowings. Our expectation is that changes in market interest rates will not have a material impact on the performance or fair value of our mortgage loans receivable.

It is our policy to manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In order to maximize financial flexibility when selling properties and minimize potential prepayment penalties on fixed rate loans, we have also entered into several variable rate debt arrangements. Approximately 14% at September 30, 2006 and 13% at December 31, 2005 of our outstanding debt, including amounts borrowed under our unsecured bank line of credit, were subject to variable rates. The average interest rate on our debt was 5.70% at December 31, 2005 and at September 30, 2006. We review interest rate exposure in the portfolio continually in an effort to minimize the risk of interest rate fluctuations. We do not have any other material market-sensitive financial instruments. It is not our policy to engage in hedging activities for speculative or trading purposes.

We may enter into forward interest rate or similar, agreements to hedge specific anticipated debt issuances where we believe the risk of adverse changes in market rates are significant. Under a forward interest rate agreement, if the referenced interest rate increases, we are entitled to a receipt in settlement of the agreement that economically would offset the higher financing cost of the debt issued. If the referenced interest rate decreases, we make payment in settlement of the agreement, creating an expense that economically would offset the reduced financing cost of the debt issued. At September 30, 2006, we were not a party to any forward interest rate or similar agreements.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(in thousands)

Secured Fixed	$43,361	$23,243	$106,815	$177,824	$73,710	$204,163	$629,116	$620,249
Average interest rate	6.78%	6.27%	5.02%	5.72%	4.84%	5.55%	5.58%

Unsecured Variable	$—	$—	$—	$99,466	$—	$—	$99,466	$99,466
Average interest rate	—	—	—	6.47%	—	—	6.47%

A change of 1/8% in the index rate to which our variable rate debt is tied would change the annual interest we incurred by approximately $124,000, based upon the balances outstanding on variable rate instruments at September 30, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2006, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during our quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.	Legal Proceedings

Certain claims and lawsuits have arisen against us in our normal course of business. We believe that such claims and lawsuits will not have a material adverse effect on our financial position, cash flow or results of operations.

Item 1A.	Risk Factors

Stockholders or potential stockholders should read the “Risk Factors” section of our latest annual report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) in conjunction with this quarterly report on Form 10-Q to better understand the factors affecting our results of operations and our Common Stock share price. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other SEC filings are part of doing business in the real estate industry and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk.

In addition to the risks identified in our 2005 10-K, we are also subject to the following additional risks:

Risks Related to Our Proposed Merger

On August 20, 2006, we entered into a definitive Merger Agreement pursuant to which we have agreed, subject to the approval of our common stockholders, to consummate the Merger, pursuant to which, we will be merged with and into Merger Sub, a subsidiary of certain funds managed by Morgan Stanley Real Estate. A definitive proxy statement in connection with this special meeting of stockholders was filed with the Securities and Exchange Commission (the “SEC”) on October 17, 2006 and may be obtained by visiting the SEC’s website at www.sec.gov. The proxy statement contains important information about us, the proposed merger and other related matters, and the discussions below contain only limited information about the Merger. As a result, you are encouraged to read the proxy statement in its entirety for additional information about the proposed merger.

In connection with the proposed merger, we are subject to certain risks including, but not limited to, those set forth below.

If we are unable to consummate the proposed Merger, our business, financial condition, operating results and stock price could suffer.

The completion of the proposed merger is subject to the satisfaction of numerous closing conditions, including the adoption of the Merger Agreement and approval of the proposed Merger by our common stockholders. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the Merger Agreement. If our common stockholders choose not to approve the proposed Merger, we otherwise fail to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the transaction and the proposed Merger is not consummated, a material event, change or circumstance has occurred that results in the termination of the Merger Agreement, we could be subject to various adverse consequences, including, but not limited to, the following:

•	we would remain liable for significant costs relating to the proposed Merger, including, among others, legal, accounting, financial advisory and financial printing expenses;

•	we may face various disruptions to the operation of our business as a result of the substantial time and effort invested by our management in connection with the proposed Merger;

•	our decision to enter into the proposed Merger may cause substantial harm to relationships with our employees and/or may divert employee attention away from day-to-day operations of our business;

•	an announcement that we have abandoned the proposed Merger could trigger a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the Merger;

•

under certain circumstances, in connection with the termination of the Merger Agreement, we will be required to pay a termination fee of $27.75 million, less any expenses we previously paid. The Merger Agreement also provides that if either party terminates the Merger Agreement in certain circumstances, the breaching party must reimburse the non-breaching party for its reasonable transaction expenses up to a limit of $5.0 million; and

•	we may forego alternative business opportunities or fail to respond effectively to competitive pressures.

Certain restrictive pre-closing covenants in the Merger Agreement may negatively affect our business, financial condition, operating results and cash flows.

Pending completion of the proposed Merger, we have agreed to conduct our business in the ordinary course and consistent with our past practices. We also have agreed, subject to certain exceptions, that we and our Operating Partnership will not, among other things:

•	amend our, our operating partnership’s, or our other subsidiaries’ organizational documents;

•

subject to certain exceptions, authorize for issuance, issue or sell, or agree or commit to issue or sell any shares of any class of our capital stock or any of our subsidiaries’ capital stock or any options, warrants, convertible securities or other rights of any kind to acquire any shares of such capital stock, or any other ownership interest, of us or any of our subsidiaries or repurchase, redeem or otherwise acquire any securities or equity equivalent;

•	reclassify, combine, split or subdivide any capital stock or other equity interest of us, our operating partnership or any of our subsidiaries;

•

declare, set aside, make or pay dividends or other distributions with respect to our capital stock, any partnership units of our operating partnership or other equity securities of any of our subsidiaries, other than (a) dividends paid by our direct or indirect subsidiaries, (b) regular quarterly dividend payments on our common stock not to exceed $0.275 per share, (c) the corresponding quarterly distribution on existing partnership units of our operating partnership, and (d) cash dividends on our Series A preferred stock;

•	acquire or enter into any option, commitment or agreement to acquire, any real property;

•

incur any indebtedness or issue any debt securities or assume, guarantee or endorse, or otherwise as an accommodation become responsible for, the obligations of any person (other than a subsidiary) for indebtedness;

•	modify or amend any material contract or enter into any new material contract or any non-compete contract;

•

increase compensation or benefits payable to our directors, officers or employees, or grant termination pay to, or enter into any employment or severance agreement with, any of our or our subsidiaries’ directors, officers or employees;

•

establish, adopt, enter into or amend any collective bargaining, bonus, profit-sharing, thrift, compensation, stock option, restricted stock, pension, retirement, deferred compensation, employment, termination, severance or other similar plan, agreement, trust, fund, policy or arrangement for the benefit of any director, officer or employee;

•	prepay any of our long-term indebtedness or pay, discharge or satisfy any material claims, liabilities or obligations;

•	take any material action with respect to our accounting policies or procedures;

•

enter into a new lease or terminate, materially modify or amend any lease that relates to in excess of 11,000 square feet of net rentable area at any of our, our subsidiaries’ and our joint ventures’ properties, or enter into, terminate or materially modify or amend any ground lease;

•	authorize or enter into any commitment for any new material capital expenditure at any of our, our operating partnership’s or our other subsidiaries’ properties;

•

waive, release, assign, settle or compromise any pending or threatened material legal actions or any pending or threatened claim brought by or on behalf of our stockholders or the limited partners of the operating partnership;

•	make any material tax election or settle or compromise any material tax liability; and

•	announce an intention, enter into an agreement or otherwise make a commitment to do any of the foregoing.

These restrictions could alter the manner in which we have customarily conducted our business and therefore significantly disrupt the operation of our business, and could have a material adverse effect on our business, financial condition, cash flows and operating results.

Pending consummation of the proposed Merger, existing or prospective tenants, vendors and other parties may delay or defer decisions concerning their business transactions or relationships with us, which may harm our results of operations going forward if the proposed Merger is not consummated.

Because the proposed Merger is subject to several closing conditions, including the adoption of the Merger Agreement and the approval of the proposed Merger by our stockholders, uncertainty exists regarding the completion of the proposed Merger. This uncertainty may cause existing or prospective tenants, vendors and other parties to delay or defer decisions concerning their business transactions or relationships with us, which could negatively affect our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

2.01

Agreement and Plan of Merger with and among the Company, Glenborough Properties, L.P., Gridiron Holdings

LLC and Gridiron Acquisition LLC, which is incorporated by reference to Exhibit 2.1 of a Form 8-K filed by the Company with the SEC on August 23, 2006.

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

January 22, 1998.

10.01	Amended and Restated 1996 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.1 of a Form 8-K filed by the Company with the SEC on May 5, 2006.

10.11	Second Amendment to Executive Employment Agreement with Andrew Batinovich.

11.01	Statement re: Computation of Earnings Per Share is shown in Note 16 of the Consolidated Financial Statements of the Company in Item 1.

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.02	Section 302 Certification of Brian Peay, Chief Financial Officer.

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

32.02	Section 906 Certification of Brian Peay, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLENBOROUGH REALTY TRUST INCORPORATED

By: Glenborough Realty Trust Incorporated,

Date: November 9, 2006	/s/ Andrew Batinovich
Andrew Batinovich
Director, President and
Chief Executive Officer

Date November 9, 2006	/s/ Brian Peay
Brian Peay
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title

2.01

Agreement and Plan of Merger with and among the Company, Glenborough Properties, L.P., Gridiron Holdings

LLC and Gridiron Acquisition LLC, which is incorporated by reference to Exhibit 2.1 of a Form 8-K filed by the Company with the SEC on August 23, 2006.

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

January 22, 1998.

10.01	Amended and Restated 1996 Stock Incentive Plan, which is incorporated by reference to Exhibit 10.1 of a Form 8-K filed by the Company with the SEC on May 5, 2006.

10.11	Second Amendment to Executive Employment Agreement with Andrew Batinovich.

11.01	Statement re: Computation of Earnings Per Share is shown in Note 16 of the Consolidated Financial Statements of the Company in Item 1.

31.01	Section 302 Certification of Andrew Batinovich, Chief Executive Officer.

31.02	Section 302 Certification of Brian Peay, Chief Financial Officer.

32.01	Section 906 Certification of Andrew Batinovich, Chief Executive Officer.

32.02	Section 906 Certification of Brian Peay, Chief Financial Officer.